Form 10-Q
period 1996-03-29
FAILURE GROUP INC
filed 1996-05-13
CIK 851520

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(Mark One)
- - ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 29, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from               to
                               --------------   ---------------

Commission File Number 0-18655
                       -------

                            THE FAILURE GROUP, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         77-0218904
          --------                                         ----------
(State or other jurisdiction                            (I.R.S. Employer
     of incorporation)                               Identification Number)


149 COMMONWEALTH DRIVE, MENLO PARK, CALIFORNIA                      94025
- - ----------------------------------------------                      -----
   (Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code              (415) 326-9400
                                                                --------------
       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           YES  X    No
                                                               ---     ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                       Outstanding at May 1, 1996
          -----                                       --------------------------
Common Stock $.001 par value                              6,542,294 shares

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                     MARCH 29, 1996 AND DECEMBER 29, 1995
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                March 29,           December 29,
                                                  1996                  1995
                                                ---------           ------------
                   ASSETS
Current assets:
  Cash and cash equivalents....................  $ 7,780               $ 7,401
  Short-term investments.......................   17,172                17,109
  Accounts receivable, net of allowance for
   doubtful accounts of $1,600 and $1,500 at
   March 29, 1996 and December 29, 1995,
   respectively................................   17,782                18,919
  Prepaid expenses and other assets............    3,550                 3,601
                                                 -------               -------
      Total current assets.....................   46,284                47,030
                                                 -------               -------
Property, equipment and leasehold
 improvements, net.............................   28,939                29,083
Other assets...................................    2,094                 1,595
                                                 -------               -------
                                                 $77,317               $77,708
                                                 =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities.....  $ 2,381               $ 3,215
  Notes payable and current installments of
   long-term obligations.......................      218                   222
  Accrued payroll and employee benefits........    4,941                 4,808
  Income taxes payable and deferred income
   taxes.......................................      791                   608
                                                 -------               -------
    Total current liabilities..................    8,331                 8,853
                                                 -------               -------
Long-term obligations, net of current
 installments..................................   18,862                18,905
Deferred income taxes..........................    1,520                 1,520
                                                 -------               -------
    Total long-term liabilities................   20,382                20,425
                                                 -------               -------

Stockholders' equity:
  Common stock, $.001 per value; 20,000,000
   shares authorized; 7,902,496 shares issued
   and outstanding at March 29, 1996 and
   December 29, 1995...........................        8                     8
  Additional paid-in capital...................   32,559                32,538
  Net unrealized loss on investments...........     (108)                  (74)
  Retained earnings............................   22,726                22,080
  Treasury shares, at cost; 1,348,554 and
   1,265,105 shares at March 29, 1996 and
   December 29, 1995, respectively.............   (6,581)               (6,122)
                                                 -------               -------
    Total stockholders' equity.................   48,604                48,430
                                                 -------               -------
                                                 $77,317               $77,708
                                                 =======               =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           FOR THE QUARTERS ENDED MARCH 29, 1996 AND MARCH 31, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            QUARTERS ENDED
                                                      -------------------------
                                                      MARCH 29,        MARCH 31,
                                                         1996            1995
                                                      ---------        ---------
Revenues
  Professional fees................................    $13,428        $13,457
  Equipment fees and net billed expenses...........      1,448          1,525
  Other revenue....................................        135            170
                                                       -------        -------
                                                        15,011         15,152
                                                       -------        -------
Operating expenses
  Professional compensation and related expenses...      8,252          8,378
  Other operating expenses.........................      3,305          3,525
  General and administrative expenses..............      2,405          2,444
                                                       -------        -------
                                                        13,962         14,347
                                                       -------        -------
       Operating income............................      1,049            805
Other income.......................................         36             19
                                                       -------        -------
       Income before income taxes..................      1,085            824
Provision for income taxes.........................        439            334
                                                       -------        -------
  Net income.......................................    $   646        $   490
                                                       =======        =======
Net income per share...............................    $   .10        $   .07
                                                       =======        =======

Weighted average number of common shares...........      6,633          6,596
                                                       =======        =======




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED MARCH 29, 1996 AND MARCH 31, 1995
                                (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                 -------------------------------
                                                 MARCH 29, 1996   MARCH 31, 1995
                                                 --------------   --------------
Cash flows from operating activities
  Net income................................         $   646          $   490
  Adjustments to reconcile net income to
   net cash provided by
    operating activities
    Depreciation and amortization...........             873              857
    Provision for doubtful accounts.........             326              732
  Changes in operating assets and liabilities
    Accounts receivable.....................             811              300
    Prepaid expenses........................              51           (1,783)
    Accounts payable and accrued liabilities            (834)            (240)
    Accrued payroll and employee benefits...             133              651
    Income taxes payable and current
     deferred income tax....................             183             (294)
                                                     -------          -------
      Net cash provided by operating
       activities...........................           2,189              713
                                                     -------          -------
Cash flows from investing activities:
  Capital expenditures......................            (720)            (315)
  Acquisition of PLG, Inc...................            (501)               -
  Net change in short-term investments......             (97)               7
  Other assets..............................              (7)            (189)
                                                     -------          -------
    Net cash used by investing activities...          (1,325)            (497)
                                                     -------          -------

Cash flows from financing activities
  Proceeds from borrowings and issuance of
   long-term obligations....................               4               32
  Repayments of borrowings and long-term
   obligations..............................             (51)             (56)
  Net purchases of common stock.............            (510)            (324)
  Net  issuance and retirements of common
   stock....................................              72               26
                                                     -------          -------
Net cash used by financing activities.......            (485)            (322)
                                                     -------          -------
Net increase (decrease) in cash and cash
 equivalents................................             379             (106)
Cash and cash equivalents at beginning of
 period.....................................           7,401            2,976
                                                     -------          -------
Cash and cash equivalents at end of period..         $ 7,780          $ 2,870
                                                     =======          =======


  The accompanying notes are an integral part of these condensed consolidated financial statements

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE FISCAL QUARTERS ENDED MARCH 29, 1996 AND MARCH 31, 1995


NOTE 1:   BASIS OF PRESENTATION

     The Failure Group, Inc. ("FGI" and, together with its subsidiaries, the "Company") is a multidisciplinary organization providing engineering consulting, scientific, investigation, and information support services. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

     The accompanying condensed, consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of FGI and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters ended March 29, 1996 and March 31, 1995, are not necessarily representative of the results of future quarterly or annual periods.


NOTE 2:   SUPPLEMENTAL CASH FLOW INFORMATION

     The following is supplemental disclosure of cash flow information, in thousands.



                                          Quarters Ended
                                  -------------------------------
                                  March 29, 1996   March 31, 1995
                                  --------------   --------------

Cash paid during the period:
     Interest                          $554             $523
                                       ----             ----

     Income taxes                      $256             $616
                                       ----             ----


ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited, condensed, consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 1995, which is contained in the Company's 1995 Annual Report.


GENERAL

The Company derives most of its revenues from professional service activities. Revenues from professional services are mostly derived under "time and expenses" and "fixed-fee" billing arrangements, and are recorded as work is performed. Professional fees are a function of the total number of hours billed to clients and the associated hourly billing rates or fixed-fee arrangement with the client. The Company also derives revenue from equipment fees and net billed expenses which consist primarily of fees charged to clients for use of the Company's equipment and facilities in connection with services provided. Other revenue is generated primarily from photographic services. The Company's principal expenses are professional compensation and related expenses.

RESULTS OF OPERATIONS

1996 fiscal quarter ended March 29, 1996 compared to 1995 fiscal quarter ended March 31, 1995

Revenues in the first quarter of 1996 decreased by 1% to $15.0 million from $15.2 million in the comparable fiscal quarter of 1995. Professional fees of $13.4 million for the quarter were 1% lower than $13.5 million for the comparable quarter of 1995. Equipment fees for the first quarter of 1996 decreased over the comparable quarter in 1995. This decline was attributable to lower revenues of 23% generated from the usage of our software and database equipment. Net billed expenses were 25% higher in the current fiscal quarter compared to the same period in 1995, reflecting an increase in billable testing of machinery.

The principal focus of the Company is to increase in revenues and contain its level of spending. To accomplish this goal, the Company will remain focused on expanding and diversifying its practice areas by emphasizing business development, exploring potential acquisitions and continuing to recruit high quality individuals. Additionally, the Company will continue to focus on cost management.

Professional compensation and related expenses, which relate to employees involved directly in the Company's professional practice, decreased slightly to $8.3 million in the first quarter of 1996 compared to $8.4 million in the same period in 1995. This decrease was primarily a result of full-time equivalent of employees remaining the same for the comparable quarters. Professional compensation, as a percentage of total revenues, remained constant at 55% for the first quarter of 1996 as compared to the first quarter of 1995.

Other operating expenses in the first quarter of 1996 decreased 6% to $3.3 million from $3.5 million in the comparable quarter of 1995. This quarter-to-quarter decline was comprised of a 22% decrease in computer related expenses and a 6% decrease in occupancy. Other operating expenses were 22% of total revenues for the first quarter of 1996 as compared to 23% for the same comparable quarter of 1995.

General and administrative expenses in the first fiscal quarter of 1996 remained constant at $2.4 million. The Company had a 109% increase in personnel expenses due to the achievement of its recruiting goals for the year, which were offset by a 45% decrease in outside consulting expenses. General and administrative expenses represented 16% of total revenues for the first quarter of 1996 and for the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

1996 fiscal quarter ended March 29, 1996 compared to 1995 fiscal quarter ended March 31, 1995

Net cash provided by operating activities was $2.2 million in the first three months of 1996 compared to $713,000 for the comparable period in fiscal 1995. Increases in cash provided by operating activities resulted primarily from an increase in prepaid expenses as a result of a $1.8 million prepayment of a tax assessment in the first quarter of 1995, which was related to the deferral of unbilled work-in-process. The Company is currently protesting this assessment and has requested a hearing with an appellate officer of the Internal Revenue Service. Accounts receivable represented 106 days of revenue at March 29, 1996
compared with 130 days at March 31, 1995.   The decrease in days' revenue is
primarily attributable to a 6% decline in outstanding accounts receivable, which is a result of a stricter and more diversified collection policy.

Net cash used by investing activities was $1.3 million and $497,000 for the first quarters of 1996 and 1995, respectively. This increase was partially a result of a $501,000 payment, related to an agreement established at the time of acquisition of PLG. This amount has been allocated to goodwill and will be
amortized over the remaining goodwill period.   Additionally, there was an
increase in the purchase of capital assets.

Net cash used by financing activities was $485,000 in the first three months of fiscal 1996 compared to $322,000 in the comparable period of fiscal 1995.
During the first three months of 1996, the Company purchased 94,100 shares of common stock of which 2,000,000 shares were authorized by the Board of Directors for repurchase.

At March 29, 1996, the Company had $7.8 million in cash balances, $17.2 million in short-term investments and a $10 million line of credit agreement. The Company's long-term obligations on March 29, 1996, consisted primarily of a mortgage obligation for the Company's office facility in the San Francisco area in the amount of $18.6 million which matures in December 1999, with uneven monthly payments. Management believes that its existing cash and short-term investment balances, together with existing bank credit facilities and funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs through at least the next twelve month period.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  THE FAILURE GROUP, INC
                                                  ----------------------
                                                         Registrant



Date:  May 9, 1996                                   MICHAEL R. GAULKE
      -------------                            ----------------------------
                                               Michael R. Gaulke, President

                               Index to Exhibits
                               -----------------

Exhibit
Number         Description of Document                             Page
- - ------         -----------------------                             ----

11.1           Statement Regarding Computation of Net Income         10
               Per Share