Form 10-Q/A
period 1996-03-29
FAILURE GROUP INC
filed 1996-07-09
CIK 851520

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                         ----------------------------

                                AMENDMENT NO. 1

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1996

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------
Commission File Number 0-18655
                       -------

                            THE FAILURE GROUP, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                        77-0218904
          --------                                        ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
       incorporation)                                       Number)

149 COMMONWEALTH DRIVE, MENLO PARK, CALIFORNIA                         94025
- ----------------------------------------------                         -----
    (Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code            (415) 326-9400
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at June 24, 1996
- ----------------------------                    ----------------------------
Common Stock $.001 par value                          6,479,044 shares

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portion of its Quarterly Report on Form 10-Q for the quarter ended March 29, 1996 as set forth herein:

      Item 6.    Exhibits and Reports on Form 8-K
                 --------------------------------

                 (a)  Exhibits:

                      27.1   Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE FAILURE GROUP, INC.
                                        ---------------------------
                                               Registrant


Date:  June 24, 1996                    /s/ Michael R. Gaulke
       -------------                    ----------------------------
                                        Michael R. Gaulke, President