Form 10-Q
period 1996-06-28
FAILURE GROUP INC
filed 1996-08-12
CIK 851520

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                            -----------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended June 28, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from_______________to___________________

Commission File Number 0-18655
                       -------

                            THE FAILURE GROUP, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                  77-0218904
                  --------                                  ----------
(State or other jurisdiction of incorporation)           (I.R.S. Employer
                                                      Identification Number)

149 COMMONWEALTH DRIVE, MENLO PARK, CALIFORNIA                         94025
- ----------------------------------------------                         -----
   (Address of principal executive office)                           (Zip Code)


Registrant's telephone number, including area code             (415) 326-9400
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
                                                         Yes  X      No
                                                             ---        ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at August 2, 1996
- ---------------------------                    -----------------------------
Common Stock $.001 par value                          6,780,006 shares

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      JUNE 28, 1996 AND DECEMBER 29, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       JUNE 28, 1996    DECEMBER 29, 1995
                                                                       --------------   ------------------
                                ASSETS

Current assets:
  Cash and cash equivalents.........................................         $ 2,700              $ 7,401
  Short-term investments............................................          20,523               17,109
  Accounts receivable, net of allowance for doubtful accounts of
   $1,200 and $1,500 at June 28, 1996 and December 29, 1995,
   respectively.....................................................          21,505               18,919
  Prepaid expenses and other assets.................................           3,871                3,601
                                                                             -------              -------
     Total current assets..........................................           48,599               47,030
                                                                             -------              -------
Property, equipment and leasehold improvements, net.................          28,756               29,083
Other assets........................................................           2,188                1,595
                                                                             -------              -------
                                                                             $79,543              $77,708
                                                                             =======              =======


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..........................         $ 3,781              $ 3,215
  Notes payable and current installments of long-term obligations...             222                  222
  Accrued payroll and employee benefits.............................           5,499                4,808
  Income taxes payable and deferred income taxes....................             897                  608
                                                                             -------              -------
   Total current liabilities........................................          10,399                8,853
                                                                             -------              -------
Long-term obligations, net of current installments..................          18,822               18,905
Deferred income taxes..............................................            1,520                1,520
                                                                             -------              -------
   Total long-term liabilities......................................          20,342               20,425
                                                                             -------              -------

Stockholders' equity:
  Common stock, $.001 per value; 20,000,000 shares authorized;
 7,902,496 shares issued and outstanding at June 28, 1996
 and December 29, 1995.............................................                8                    8
  Additional paid-in capital.......................................           32,581               32,538
  Net unrealized loss on investments...............................              (12)                 (74)
  Retained earnings................................................           23,229               22,080
  Treasury shares, at cost; 1,412,232 and 1,265,105 shares at
   June 28, 1996 and December 29, 1995, respectively................          (7,004)              (6,122)
                                                                             -------              -------
     Total stockholders' equity.....................................          48,802               48,430
                                                                             -------              -------
                                                                             $79,543              $77,708
                                                                             =======              =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

     FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           Quarters Ended               Six Months Ended
                                                      ------------------------     ----------------------------
                                                       June 28,       June 30,      June 28,       June 30,
                                                          1996          1995          1996           1995
                                                      ----------    ----------     ---------     ---------


Revenues
  Professional fees................................     $ 14,261       $ 14,299      $ 27,689      $27,756
  Equipment fees and billed expenses...............        1,521          1,526         2,969        3,051
  Other revenue....................................          122            163           257          333
                                                        --------       --------      --------      -------
                                                          15,904         15,988        30,915       31,140
                                                       ---------       --------       -------      -------

Operating expenses
  Professional compensation and related expenses...        8,566          8,401        16,818       16,779
  Other operating expenses.........................        3,439          3,816         6,744        7,341
  General and administrative expenses..............        2,354          2,648         4,759        5,092
                                                        --------       --------      --------       ------
                                                          14,359         14,865        28,321       29,212
                                                        --------       --------      --------      -------
     Operating income..............................        1,545          1,123         2,594        1,928

Other income and expense
  Other income, net................................           45             30            81           49
                                                        --------       --------        ------        -----
  Income before income taxes.......................        1,590          1,153         2,675        1,977
Provision for income taxes.........................          644            467         1,083          801
                                                        --------       --------      --------       ------

     Income before extraordinary item..............        $ 946       $    686      $  1,592      $ 1,176

Extraordinary item (net of taxes of $301)..........         (443)            --          (443)          --
                                                        --------       --------      --------       ------

     Net income....................................        $ 503       $    686      $  1,149      $ 1,176
                                                        ========       ========      ========      =======

Income per share before extraordinary item.........     $    .14           $.10      $    .24         $.18
                                                        ========       ========      ========      =======

Extraordinary item per share.......................     $   (.07)      $     --      $   (.07)     $    --
                                                        ========       ========      ========      =======

Net income per share...............................     $    .08           $.10      $    .17         $.18
                                                        ========       ========      ========      =======

Weighted average number of common shares...........        6,618          6,584         6,665        6,593
                                                        ========       ========      ========      =======


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE SIX MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995
                                (IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                           -------------------------------------------------------
                                                           JUNE 28, 1996                             JUNE 30, 1995
                                                           ---------------------             ---------------------

Cash flows from operating activities
   Net income, (before extraordinary
     item for 1996)....................................          $ 1,592                                $ 1,176
    Adjustments to reconcile net income to net
      cash provided by operating activities
      Depreciation and amortization....................            1,750                                  1,710
      Provision for doubtful accounts..................              939                                  1,682
      Issuance of stock to directors...................              --                                      45

    Changes in operating assets and liabilities
       Accounts receivable.............................           (3,525)                                  (428)
       Prepaid expenses................................             (270)                                (2,005)
       Accounts payable and  accrued liabilities.......              566                                    139
       Income tax receivable...........................              --                                      (2)
       Accrued payroll and employee benefits...........              691                                  1,182

       Income taxes payable and  current deferred
          income tax...................................              289                                    (17)
                                                                 -------                                -------

        Net cash provided by  operating activities.....            2,032                                  3,482
                                                                 -------                                -------

Cash flows from investing activities
  Capital expenditures................................            (1,405)                                  (796)
  Acquisition of PLG, Inc.............................              (501)                                    --

  Net change in short-term investments................            (3,352)                                  (530)
  Other assets........................................              (110)                                  (292)
                                                                 -------                                 -------

  Net cash used by investing activities................           (5,368)                                (1,618)
                                                                 -------                                 -------

Cash flows from financing activities

  Extraordinary item, retirement of debt
    (net of taxes).....................................             (443)                                   --

  Proceeds from borrowings and  issuance of long-term
    obligations........................................                8                                     27
  Repayments of borrowings and
    long-term obligations..............................              (91)                                  (275)
  Net purchases of common stock........................           (1,024)                                  (241)

  Net  issuance and retirements  of common stock.......              185                                    --
                                                                 -------                                -------
Net cash used by financing activities..................           (1,365)                                  (489)
                                                                 -------                                -------
Net (decrease) increase in cash and cash
  equivalents..........................................           (4,701)                                 1,375
Cash and cash equivalents at beginning of
  period...............................................            7,401                                  2,976
                                                                 -------                                -------
Cash and cash equivalents at end of period.............          $ 2,700                                $ 4,351
                                                                 =======                                =======



  The accompanying notes are an integral part of these condensed consolidated financial statements

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE FISCAL QUARTERS AND SIX MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995


NOTE 1: BASIS OF PRESENTATION

       The Failure Group, Inc. ("FGI" and, together with its subsidiaries, the "Company") is a multidisciplinary organization providing engineering consulting, scientific, investigation and information support services. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

       The accompanying condensed, consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of FGI and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the quarter and six month period ended June 28, 1996, are not necessarily representative of the results of future quarterly or annual periods.



NOTE 2: SUPPLEMENTAL CASH FLOW INFORMATION

       The following is supplemental disclosure of cash flow information, in thousands.

                                       Six Months Ended
                                  -----------------------------
                                  June 28, 1996   June 30, 1995
                                  -------------   -------------

Cash paid during the period:
     Interest                            $1,196          $1,043
                                         ------          ------

     Income taxes                        $  490          $  875
                                         ------          ------



NOTE 3: ACQUISITION OF ENVIRONMENTAL HEALTH STRATEGIES, INC.

       On August 1, 1996, the Company acquired all of the outstanding capital stock of Environmental Health Strategies, Inc. ("EHS") for a combination of cash and stock totaling approximately $2,050,000. The terms of the purchase also consider future payments based upon the performance of EHS. The amount of these payments cannot be determined until such performance occurs. EHS is a privately-held provider of epidemiological advice and services to industrial and legal clients on a wide variety of topics, including occupational and environmental health, pharmaceutical and medical device issues and health-related consumer product safety. In 1995 they earned over $2 million in revenues. The impact of the financial combination of EHS and the Company is immaterial. Thus, disclosure of the combined results is not presented.

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

RESULTS OF OPERATIONS

1996 fiscal quarter and six month period ended June 28, 1996 compared to 1995 fiscal quarter ended June 30, 1995

Revenues for the second quarter and first six months of 1996 decreased by 1%. Revenues for the second quarter were $15.9 million compared to $16.0 million in the same fiscal quarter of 1995. Additionally, revenues for the first six months in 1996 were $31.0 million as compared to $31.1 million for the comparable period of the prior year. This decline was a result of a 4% decrease in billable hours partially offset by a 2% increase in the average hourly billable rate. Professional fees for the second quarter and first six months of 1996 remained essentially the same at $14.3 million for the comparable quarters and $27.7 million for the comparable six month periods. Equipment fees and net billed expenses were 3% lower than the comparable six month period in the prior year, as a result of a decline in the usage of the Company's software and database equipment.

The principal focus of the Company is to increase its revenues and contain its level of spending. To accomplish this goal, the Company will remain focused on expanding and diversifying its practice areas by emphasizing business development and continuing to explore potential acquisitions. Additionally, the Company will remain vigilant with regards to its focus on cost management. However, there can be no assurance that the Company will be able to achieve these goals.

Professional compensation and related expenses, which relate to employees involved directly in the Company's consulting/professional practice, increased by 2% to $8.6 million in the second quarter of 1996 compared to $8.4 million in the same period in 1995. This change was attributable to a Company -wide salary increase to the consulting staff, which was implemented in April 1996. Professional compensation, as a percentage of total revenues, was 54% for the second quarter of 1996 as compared to 53% for the second quarter of 1995. For the six-month periods ending June 28, 1996 and June 30, 1995, professional compensation and related expenses remained constant at $16.8 million and represented 54% of total revenues.

Other operating expenses in the first quarter of 1996 decreased 10% to $3.4 million from $3.8 million in the comparable quarter of 1995. This quarter-to-quarter decline was due to of a 79% decrease in bad debt allowance resulting from the collection of older receivables and a 6% decrease in occupancy expenses. Other operating expenses were 22% of total revenues for the second quarter of 1996 as compared to 24% for the comparable quarter of 1995. Operating expenses decreased 8% to $6.7 million for the first six months of 1996 compared to $7.3 million as in the same period in 1995. This decrease was attributable to a 57% decrease in bad debt allowance and a 12% decrease in computer expense. Other operating expenses as a percentage of total revenues was 22% and 24% for the first six month period of 1996 and 1995, respectively.

Driven by a 63% decrease in outside consulting expenses, a 16% decrease in administrative labor and a 15% decrease in liability insurance expense, general and administrative expenses in the second fiscal quarter of 1996 decreased 11% to $2.4 million as compared to $2.6 million in the same period of the prior year. General and administrative expenses represented 15% of total revenues for the second quarter of 1996 and 17% for the second quarter of 1995. For the first six months of 1996, general and administrative expenses decreased 7% to $4.8 million as compared to $5.1 million for the corresponding period in 1995. This decrease was primarily attributable to a 55% decline in outside consulting expenses and a 10% decrease in administrative labor. General and administrative expenses represented 15% of total revenues for the first six month period in 1996 as compared to 16% for the comparable period of 1995.

Other income (expense) consists primarily of interest expense on the Company's mortgage obligation, net of investment income earned on available cash and short-term investment and rental income from leasing excess space in the Company-owned operating facilities located in Menlo Park, California. The primary change in other income (expense) for the second quarters and the first six-month periods of 1996 and 1995 were derived from higher rental income.

In June 1996, the Company committed to refinance its building mortgage which held a 10.75 percent fixed rate note, amortized on a 30-year basis with the balance due in 1999, to the new note in the amount of $18.7 million, having a 15-year term with a floating rate tied to LIBOR. This rate is subject to adjustment every six months. This new loan became effective August 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

1996 fiscal quarter and six month period ended June 28, 1996 compared to 1995 fiscal quarter and six month ended June 30, 1995

Net cash provided by operating activities was $2.0 million in the first six months of 1996 compared to $3.5 million for the comparable period of fiscal 1995. This decrease in cash provided by operating activities can be attributable to higher outstanding Accounts Receivable compared to the prior year, due to a timing of the cash receipts. Accounts receivable represented 125 days of revenue at June 28, 1996 compared with 123 days at June 30, 1995.

Net cash used by investing activities was $5.4 million and $ 1.6 million for the second quarters of 1996 and 1995, respectively. This increase was partially a result of an increase in short-term investments, plus an increase in the purchase of capital assets.

Net cash used by financing activities was $1.4 million in the first six months of fiscal 1996 compared to $489,000 in the comparable period of fiscal 1995. Decreases in cash provided by financing activities over the comparable period resulted primarily from a prepayment charge of $443 for the refinance of the Company's fixed-rate mortgage. This extinguishment of debt was classified as extraordinary item in the Statement of Income. Additionally, during the first six months of 1996, the Company purchased 177,000 shares of common stock as compared to 70,000 shares in the comparable period in 1995.

At June 28, 1996, the Company had $2.7 million in cash balances, $20.5 million in short-term investments and a $10 million line of credit agreement. The Company's long-term obligations on June 28, 1996, consisted primarily of a mortgage obligation for the Company's office facility in the San Francisco area in the amount of $18.6 million which was refinanced as of August 1, 1996. (Please refer to the results of operations discussion for the details of the refinancing). Management believes that its existing cash and short-term investment balances, together with existing bank credit facilities and funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs through at least the next twelve-month period.


                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1996 Annual Meeting of Stockholders held on June 5, 1996 (the "Annual Meeting"), the following members were elected to the Board of Directors:


                                                           BROKER
                                      FOR      WITHHELD   NON-VOTE
                                   ---------   --------   --------

          Roger L. McCarthy        5,892,539    406,013   N/A
          Samuel H. Armacost       5,865,019    433,533   N/A
          Alexander D. Cross       5,865,219    433,333   N/A
          Elmer W. Johnson         5,865,219    433,333   N/A
          Edward J. Keith          5,865,219    433,333   N/A
          Michael R. Gaulke        5,892,939    405,613   N/A
          Subbaiah V. Malladi      5,762,119    536,433   N/A
          George T. VanGilder      5,892,939    405,613   N/A

The following proposal was approved by the stockholders at the Company's Annual
Meeting:

                                        AFFIRMATIVE        NEGATIVE       VOTES        BROKER
                                           VOTES             VOTES       WITHHELD     NON-VOTE
                                        -----------        --------      --------     --------
1.   Appointment of KPMG Peat            6,265,427           2,550        30,575         0
     Marwick LLP as independent
     auditors for the period ending
     January 3, 1997

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 11.1, "Statement Regarding Computation of Net Income Per Share"
     Exhibit 27.1 "Financial Data Schedule"

(b) No reports on Form 8-K were filed during the quarter for which this report is filed

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE FAILURE GROUP, INC.
                                           -----------------------
                                                 Registrant



Date: August 9, 1996                       /s/ Michael R. Gaulke
      ---------------                      ------------------------------------
                                           Michael R. Gaulke, President and CEO

                               Index to Exhibits
                               -----------------

Exhibit
Number                     Description of Document                       Page
- -------                    -----------------------                       ----

11.1      Statement Regarding Computation of Net Income Per Share        11

27.1      Financial Data Schedule                                        12