Form 10-K405
period 1997-01-03
FAILURE GROUP INC
filed 1997-04-03
CIK 851520

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                        ________________________________

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 3, 1997
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to _________

Commission File Number 0-18655

                            THE FAILURE GROUP, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          77-0218904
         --------                                          ----------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

149 Commonwealth Drive, Menlo Park, California 94025
----------------------------------------------------
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (415) 326-9400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                         -----------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq National Market February 28, 1997) was approximately $15,755,311. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer's Common Stock outstanding as of February 28, 1997 was 6,805,837.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for its fiscal year ended January 3, 1997, are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein.

(2) Portions of the Registrant's definitive Proxy Statement for the Registrant's 1997 annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I
------

ITEM 1.  BUSINESS

GENERAL

          The Failure Group, Inc. ("FGI", and together with its subsidiaries, the "Company"), through its principal operating subsidiaries, Failure Analysis Associates, Inc. ("FaAA"), PLG, Inc. ("PLG"), and Environmental Health Strategies, Inc. ("EHS"), is a technical consulting firm devoted to the investigation, analysis and prevention of accidents and failures of an engineering or scientific nature. The Company serves clients in the transportation, manufacturing, utilities, energy and insurance industries, as well as in government and other sectors of the economy. The Company provides expertise in a broad range of engineering disciplines, including mechanical, metallurgical, aeronautical, civil, chemical and electrical engineering, epidemiology, and in scientific fields such as statistics, health science, computer science and human performance. The Company has assembled what it believes is the world's largest and most comprehensive collection of databases relating to accidents and incidents and believes its staff has more experience in investigating failures and disasters than any other organization in the world. The Company provides services through a professional staff of approximately 350 full-time equivalent individuals, of whom 275 hold professional degrees and 109 hold doctorates, located in twenty offices throughout the United States, and in Germany, Poland, Russia and Korea.

          The Company's revenues are primarily derived from services in connection with the investigation, analysis and prevention of accidents and failures. Furthermore, the Company's personnel often testify as expert witnesses in major litigation. The Company believes many other engagements not arising directly out of a major failure or litigation, including some product testing and design consultation, stem from clients' concerns over the potential of failures, accidents and the associated litigation. The Company provides substantial services required by clients to comply with governmental and state health, safety and environmental regulations, such as testing automobiles for compliance with Federal Motor Vehicle Safety Standards. In addition, the Company offers product life extension services suggesting corrective measures for major components nearing the end of their design lives--and for services relating to the prediction and prevention of failures. The Company also provides professional services in connection with analysis of hazardous waste materials, the impact of various environmental factors on susceptibility to certain diseases and other environmentally sensitive issues. Additionally, due to the acquisition of EHS, the Company provides epidemiological advice and services on a variety of topics including occupational and environmental health, pharmaceutical and medical device issues and health-related consumer product safety. Should changes in the litigation or regulatory environment significantly reduce the exposure of manufacturers, service providers and others to liability arising out of failures, demand for the Company's services could be reduced.

RECENT DEVELOPMENTS

          During the fiscal year ended January 3, 1997, the Company experienced a slight decline in revenues in the non-litigation area. In the first three quarters of 1996, the Company was retained on a number of large engagements which lead to increased revenues over the previous year. However, during the fourth quarter of 1996, the Company experienced a slowdown in demand for the use of its Phoenix Test and Engineering Center ("TEC") and the services of its PLG subsidiary, which offers reliability and risk assessment services. The Company addressed these issues by offering more tailored services to the TEC's non-litigation support client and restructuring PLG by imposing spending constraints, reduced administrative support and writing off the remaining goodwill. To improve its ability to bring in new revenue, the Company has invested in business development and marketing programs to reach prospective clients. Additionally, strategic priorities include adding professional staff for expanding practice areas and continuing to explore acquisition opportunities.

     New Business Areas
     ------------------

          On January 4, 1997, FGI acquired all of the stock of Broadcast Communications Systems, Inc. ("BCS"), a privately-held firm specializing in the design, installation and maintenance of wireless communications networks. BCS is based in the greater Madison, Wisconsin area and has erected communication towers and provided related training and technical services for the telecommunications industry since 1981. The goodwill will be amortized using the straight-line method over seven years. The impact of the financial combination of BCS and the Company is immaterial.

          In September of 1994, FGI and Applied Energy Services Electric Limited ("AESE") created Zarnowiecka Elektrownia Gazowa SA, a joint stock company whereby each Company owns 50% of the equity. In January 1996, the joint stock company won a tender to develop, design, construct and operate a $700 million 1,000 megawatt natural gas combustion turbine power plant in Poland. The first phase of the construction is expected to be finished in the year 2000.

CLIENTS

     General
     -------

          The Company serves clients in manufacturing, transportation, utilities, energy, insurance, government and other sectors of the economy. Approximately 38% of the Company's revenues are derived from professional services provided to clients, organizations and insurers related to the transportation industry.

          Many of the Company's engagements are initiated by lawyers or insurance companies whose clients anticipate or experience significant litigation over an alleged failure of their products, equipment or services. In other cases, the Company is engaged when a client requires independent testing of a product or requires specialized analysis regarding the likelihood of failures or techniques to prevent such failures.

     Pricing and Terms of Engagements
     --------------------------------

          The Company provides its services on either a "fixed fee basis" or on a "time and expenses" basis, charging hourly rates for each staff member involved in a project, based on his or her skill and experience. The Company's standard rates for professionals range from $65 to $600 per hour.

          The Company's engagement agreements typically provide for monthly billing, require payment of the Company's invoices within 30 days of receipt, permit clients to terminate an engagement at any time and generally grant the Company ownership of intellectual property developed by the Company in the course of the engagement. Clients normally agree to indemnify FGI's work and its personnel against liabilities arising out of the use or application of the results of the Company's work or recommendations. The Company also maintains insurance at levels it believes are appropriate.

SERVICES

The Company provides services in the following areas:

     . analysis, reconstruction and prevention of accidents, failures and disasters
     .    engineering and scientific support services
     .    information and data management
     .    environmental health services

ANALYSIS, RECONSTRUCTION AND PREVENTION OF ACCIDENTS, FAILURES AND DISASTERS

          The Company's primary service area is the analysis and reconstruction of failures and accidents. Initially, the Company analyzed metallurgical, mechanical and structural failures. However, over time it has expanded its service offerings to a broader range of technical disciplines, including all of the major engineering disciplines (mechanical, electrical, civil, structural, aeronautical, environmental, petrochemical, biomechanical, etc.), as well as scientific expertise in mathematics, statistics, computer science, health science and human performance. The accidents the Company has investigated have ranged from small electronic components to household appliances, toys, transportation vehicles, and larger structures such as oil rigs, bridges, supertankers and high-rise buildings.

     Transportation Research and Engineering
     ---------------------------------------

          The Company analyzes transportation-related accidents and failures, including those involving automobiles, trucks, recreational vehicles, aircraft, ships, trains and buses. Included within its offerings are inspection and testing services, often used to analyze or assess the risks associated with a specific vehicle or groups of makes and models of vehicles.

     Vehicles
     --------

          Over one-third of the Company's research involves motor vehicles. Whether automotive, truck or recreational vehicles, the Company handles issues ranging from safety to vehicle handling, performance and design. For example, the Company may assess whether seat belt usage or air bag deployment decreases the chance of injury in a particular accident using biomechanics and design analyses. In addition, the Company tests individual components, such as brakes or fuel systems, for defects or alleged improper design.

     Aircraft
     --------

          For more than two decades, the Company has provided objective and accurate analysis of aviation accidents involving such products as parasails, private, commercial and military aircraft, and satellites. Using flight data and cockpit voice recorder data, physical evidence, and three-dimensional computer animation capabilities, the Company has reconstructed accidents. In addition to its accident reconstruction services, the Company has designed instrumentation systems to record aircraft performance and, in one particular parasailing accident, conducted flight tests at the scene of the accident.

     Naval Architecture and Marine Engineering
     -----------------------------------------

          The Company's capabilities include failure analysis investigations of ships, offshore platforms, coastal structures and recreational boats. Investigations have ranged from complete accident reconstructions, to laboratory testing of equipment and components, to computer analysis of structures exposed to a range of sea and weather conditions. For example, site inspections are performed to determine boat headings and to address possible navigational errors by the boat operators. During the investigation of the EXXON Valdez accident, the Company inspected and documented damage to the entire 987-foot hull and created a three-dimensional computer mapping of the damaged structure.

     Biomechanics
     ------------

          As well as analyzing failures of equipment, vehicles and products, the Company investigates and analyzes injury mechanisms, medical devices and protective systems, such as helmets and seat belts. Typical injury investigations have included cars, trucks, recreational vehicles, diving, skiing and surfing accidents, and injuries sustained on playground equipment, amusement park rides and in the workplace. The Company often prepares computer models of human motions and animates the results for effective presentation to lay audiences. The Society of Automotive Engineers, in its continuing efforts to improve safety of all motor vehicles, engaged the Company to conduct a research program in which heavy truck crash-worthiness is evaluated. Included within the research is a study of occupant motion and injuries, as well as the development of tests for heavy truck restraint systems, interior components and cab structures. In addition, the Company has been engaged to perform mechanical property evaluation and microscopy on explanted breast implant devices to determine their overall strength and performance characteristics.

     Human Performance and Risk Analysis
     -----------------------------------

          The Company also analyzes how human performance affects accidents associated with work or leisure activities. Taking into account sensory phenomena, reactions, attention span, and other things which motivate people to take risks and make mistakes, the Company researches questions ranging from the placement of controls on farm and industrial equipment to the effectiveness of safety information on common products and recreational equipment. Through risk analysis, the Company examines and quantifies how products and components behave in the real world utilizing their accident or failure history. The Company uses this information to advise clients whether design changes may increase or decrease the risk, or whether the overall safety justifies the design changes.

     Combustion, Fire and Fluid Dynamics
     -----------------------------------

          The Company has investigated incidents of fires and explosions involving high-rise hotels and office buildings, chemical plants and refineries, foundries, utility power plants and substations, construction sites, storage facilities and family dwellings. The types of accidents that the Company has analyzed, involved items ranging from home appliances to off-shore oil structures. In some instances, the Company assists insurance companies to determine the origin of fires. Fire dynamics, chemical and thermal analyses, computer modeling and experimental testing, including test and data acquisition instruments developed by the Company, are utilized to explore complex combustion and fluid mechanics problems.

     Mechanical Engineering
     ----------------------

          The Company applies mechanical engineering principles to the majority of investigations performed. Expertise in this area ranges from engineering mechanics, design analysis, reliability and hazards evaluation, to fracture mechanics and materials life prediction. Typical investigations have ranged from process equipment design analysis to pressure vessel explosions, to computer-assisted analysis of crack propagation within materials or heat transfer within pipes. Many projects involve international investigations such as a natural gas pipeline explosion in Venezuela or reliability analysis in Italy and Brazil. In addition to accident investigation and design analysis, the Company also performs government funded research in all aspects of engineering, and writes specialized computer software to support project activities.

     Civil/Structural Engineering
     ----------------------------

          The Company brings together expertise in structural, geotechnical, materials and construction engineering to provide comprehensive analysis of problems in industrial, commercial, residential, and transportation structures including buildings, towers, underground transmission pipelines and chimneys. For critical facilities and unique structures, the Company performs evaluations of existing facilities and sophisticated cost-effective designs for retrofit and new construction. The Company has been involved in analyzing the safety of structures following the January 17, 1994 earthquake in the Los Angeles area. Following most major earthquakes, like the Los Angeles earthquake or the 1989 Loma Prieta earthquake in the San Francisco Bay Area, owners and insurers of damaged properties contact the Company for assistance to determine the severity and extent of damage to residential buildings, high-rise structures, hospitals and industrial facilities. The scope of the Company's investigations include emergency safety assessment, post-earthquake field inspections, analytical modeling and time history simulations of building and component behavior, evaluation of mechanical system performance and recommendations for repair or demolition.

     Environmental Engineering and Health Sciences
     ---------------------------------------------

          The Company has built a track record of objectively evaluating environmental pollution and its effects. Whether the pollution medium is air, water, soil or ground water, the Company has pioneered many scientific techniques used in environmental investigation and assessment. One particular technique utilized by the Company is ground penetrating radar, which delineates subsurface geological features and assists in mapping subsurface contaminants. In addition, accidental and routine releases of chemical substances may affect human health and, therefore, may require risk assessment studies. The Company has the capability to identify hazards, assess exposure scenarios, conduct health surveys and evaluate the relationship between the exposure and response.

     Materials Investigation
     -----------------------

          In cases involving materials of all types, including metals, plastics, composites and chemicals, the Company uses a wide range of macroscopic and microscopic analysis and testing techniques to examine and document the physical evidence, and determine the location and mode of failure. Components are studied to determine pre-existing defects, evaluate specific properties for compliance with specifications, as well as determine the operating and residual stresses under which the part operated. Examinations ranging from giant machine turbines to the smallest consumer products have been conducted in laboratories throughout the Company's regional office network.

     Electrical Engineering
     ----------------------

          The Company studies problems with transformers, generators, motors and other electrical components, ranging from integrated circuits to transmission lines. In addition, the Company is active in failure prevention in the fields of electric power and transportation systems. Investigations have included analysis of emergency/standby power arrangements, load demand, electric utility reliability, airplane-ship-vehicle electrical failures, and many other critical functions.

     Petrochemical Services
     ----------------------

          The Company's petrochemical professionals investigate explosions, chemical releases, fires and equipment failures in the petroleum, plastics and
chemical process industries.   Chemical engineers and chemists analyze process
conditions through the use of chemical thermodynamics, fluid mechanics, analytical chemistry, instrumentation and process control, and chemical kinetics. The Company also offers prevention services which include process safety management, review and audit for regulatory compliance and hazardous operations procedures.

     Utilities Services
     ------------------

          The Company has combined service offerings from its subsidiaries, FaAA and PLG, to help its utility clients avoid costly failures by identifying vulnerabilities and defining actions to reduce current and future risks. With a client list of over 65 of the largest domestic utility companies, the Company's analysis subjects range from entire plants to individual components. The Company recently prepared a life cycle management plan for the reactor vessels of a domestic utility to help them operate the plants beyond the original license term. The combination of reactor vessel subcomponents and aging mechanisms, radiation embrittlement, stress corrosion cracking and fatigue life were assessed. Where appropriate, recommendations were developed to assure adequate assessment and management of aging mechanisms for extended periods of operation, enhancing the return on their installed assets.

     Risk
     ----

          The safety and reliability of power generating, manufacturing and data processing facilities are of increasing importance to owners, insurers, regulators and the general public. With the experience of analyzing thousands of failures, the Company provides unique and advanced services in industrial hazard assessment, mitigation and prevention. The Company rapidly evaluates industrial and manufacturing systems to determine factors critical to reliable operations, personnel and public safety, and product quality. Once deficiencies are identified, the Company's professionals provide input into the design of remedial measures to reduce the risks associated with the design and construction stages of new facilities.

ENGINEERING AND SCIENTIFIC SUPPORT SERVICES

     Test and Engineering Center
     ---------------------------

          Much of the Company's transportation-related analysis and testing is performed at its TEC in Phoenix, Arizona. The TEC is one of the largest independent and comprehensive automobile testing facilities in the United States, outside of the automotive manufacturing industry. At the TEC, the Company provides a real-world environment for testing products and determining the causes of their failures. On any given day, technicians are conducting tests involving automobiles colliding, pressure vessels exploding, motorcycles overturning, or carefully and scientifically investigating a host of other incidents. The Company conducts vehicle handling investigations, tests vehicles for compliance with federal guidelines, analyzes aircraft accidents and train derailments, and studies occupant kinematics, failed parts and structural elements. The TEC is equipped to handle diverse and unique engineering situations. Key features include a two-mile test track, a ten-acre dynamic handling pad, a 1,200-foot crash rail, a drop tower and sled impact facility, static structural test fixtures and environmental test areas. Fully staffed instrumentation, fabrication, computing, photographic and anthropomorphic dummy laboratories provide essential test support.

     Laboratory Services
     -------------------

          The Company's Laboratory and Testing Services Group in San Francisco and the regional office laboratories provide rapid, responsive answers to engineering questions in diverse areas: metallurgy and materials engineering, corrosion, mechanics, fires and explosions, structural and electrical issues, health questions and more. The Company's clients derive significant advantages in efficiency and confidentiality from our policy of performing laboratory investigations in-house whenever possible.

     Visualization Techniques and Graphics Capabilities
     --------------------------------------------------

          The Company has long been an innovator in the development and application of visualization techniques to explore and explain complicated failures and accidents. Engineers utilize state-of-the-art methods such as X-ray computed tomography scans and ultrasonic inspections to discover the underlying problems in such diversified objects as soil particles and exotic aerospace alloys.

          Complex scientific findings need to be explained in clear-cut fashion to lay people. The Company maintains capabilities in this evolving discipline by employing animation, video and 3-D visualizations to provide accurate accounts of accidents and failures. Examples of some of the work performed include: 3-D animations of the Kennedy assassination for the American Bar Association Mock Trial, 3-D animation of the Brown Simpson/Goldman murder, 3-D modeling for a Menendez trial and 2-D and 3-D animations of automotive accidents and building fires, as well as graphics, photographs and videos that demonstrate how products function or how contaminates spread through the ground or throughout the human body. In addition, state-of-the art visual presentation techniques are utilized for all company developed presentations.

INFORMATION AND DATA MANAGEMENT

          The Company's extensive use of computers to analyze data of all types has given it the ability to provide stand-alone information and data management services. As an independent firm involved in accident investigation, the Company has accumulated over 370 million accident and injury records associated with vehicles, aircraft, watercraft and consumer products, and occupation. The quality, depth and usability of over 65 databases has made the Company one of the world's primary sources of statistical information on most every type of accident.

          Using this information, the Company has been able to provide customized database design and maintenance services, as well as develop custom applications software for use by its clients and others. The Company has been able to provide its clients access, for a fee, to certain databases it maintains in support of its analytical services.

          For clients, the Company can enter and cross-reference client data on its mainframe computers and has built relational and other type of information management systems appropriate for such data. The Company has computerized tens of millions of items of data ranging from simple correspondence to contracts, detailed sales records, product complaints, technical reports and deposition/trial testimony transcripts. Clients gain access to this information through remote terminals and computer networks. The Company is able to translate client-provided data into graphical images and help clients generate images in their own offices.

ENVIRONMENTAL HEALTH SERVICES

          The Company acquired Environmental Health Strategies ("EHS"), in August of 1996. EHS is a good strategic fit with the Company because it provides a presence in the epidemiology field. EHS's staff includes epidemilogogists, toxicologists, biostatisticians and industrial hygienists. All scientific staff have advanced degrees and its medical doctors are board-certified specialists. With decades of professional and scientific experience, the EHS team is well-published, well-known, and well-respected.

          EHS offers consultative and research services to evaluate virtually and type of human health question. From client consultation, to clinical trials, to literature reviews and epidemiologic studies, EHS specializes in solving complex health questions. They have researched a large number of topics, ranging from pharmaceutical and medical device safety to air and groundwater contamination to safety of cellular telephones. While its scientists are principally engaged in research, they also provide expert opinions in courtrooms and at regulatory hearings.

COMPETITION

          The marketplace for the Company's services is fragmented and the Company faces different sources of competition in providing its various services. For example, for a project to analyze the expected life of a concrete structure, the Company may compete against regional and national structural engineering concerns; for independent automotive testing projects, the Company competes with a small number of independent test facilities; and for failure analysis projects, the Company competes primarily against university professors and research organizations. In addition, the services the Company provides to some of its clients can be performed in-house by those clients. However, because of liability and independence concerns, clients who have the capability to perform such services themselves often retain the Company or other independent consultants.

          In each of the foregoing areas, the Company believes that the principal competitive factors are technical capability and breadth of services, ability to deliver services on a timely basis, professional reputation and knowledge of the litigation process, and the ability to offer fixed fee pricing. Although the Company believes it generally competes favorably in each of these areas, some of the Company's competitors may be able to provide services acceptable to the clients at significantly lower prices.

          The Company generally believes that the barriers to entry in particular areas of engineering expertise are low, and that for many of its technical disciplines competition is increasing. In addition, the Company expects that as a result of these low barriers, competition may become more intense in other aspects of its business. In answer to competitive forces in the marketplace, the Company continues to explore new markets for its various technical disciplines. Competitive pressure could reduce the market acceptance of the Company's services and result in price reductions.

EMPLOYEES

          As of January 3, 1997, the Company employed the equivalent of approximately 350 full-time employees, including approximately 244 engineering staff, 44 technical support staff, and 53 administrative and support staff.

          The Company's future success depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Among others, Graeme F. Fowler, Robert A. Kadlec, Subbaiah V. Malladi, Roger L. McCarthy, Charles A. Rau, Jr., Piotr D. Moncarz, Robert W. Morgan and one of the original founders, Bernard Ross, have been responsible for attracting significant amounts of the Company's business and are instrumental in the growth and management of the Company.

ITEM 2. PROPERTIES

          The Company's headquarters office facilities consist of a 153,000 square foot building, with office and laboratory space located on a 6.3 acre tract of land owned by the Company in Menlo Park, California (of which 18% has been sub-leased), an adjacent 32,000 square foot office building owned by the Company (of which 89% is sub-leased), and an adjacent 27,000 square feet of leased warehouse storage space. Lease payments on the warehouse storage space amounted to $181,587 in 1996. The lease expires in the year 2000, with renewal options for an additional ten years. The land and buildings the Company owns are subject to a variable rate mortgage tied to LIBOR which, as of the period ending January 3, 1997, aggregated $18.7 million in principal amount outstanding.

          The Company's Test and Engineering Center occupies 147 acres outside of Phoenix, Arizona, 104 acres of which are used under a seven-year special use
permit expiring in 1998 that has no preferential right of renewal.   The
remaining balance including all of the test facilities and a portion of the two-mile test track, is leased under a 20-year lease expiring in 2010. Lease expense on this land amounted to $465,912 in 1996.

          In addition to the foregoing, the Company leases an aggregate of 86,100 square feet of office, warehouse and laboratory space in 16 other separate locations in nine states, Germany, Poland Russia and Korea. Aggregate lease payments in 1996 were approximately $929,501. Leases for these office, warehouse and laboratory facilities are generally short-term with terms expiring between February 1997 and 2005.

ITEM 3. LEGAL PROCEEDINGS.

          From time to time, the Company has been named as a defendant in actions arising out of its business. The Company is not currently engaged in any such litigation that would have a material adverse impact on the Company if resolved adversely to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT.

          The executive officers and key employees of the Company and its principal operating subsidiary, FaAA, are as follows:

Name                            Age                               Position
-----------------------------   ---   -----------------------------------------------------------------

Michael R. Gaulke                51   Director and President and Chief Executive Officer of the Company

Roger L. McCarthy, Ph.D.         48   Director and Chief Technical Officer of the Company

Subbaiah V. Malladi, Ph.D.       50   Director and Corporate Vice President of FaAA

Gail E. Aldrich                  48   Corporate Vice President and Secretary of the Company

Larry W. Anderson, Ph.D.         57   Group Vice President of FaAA

Terence G. Boyle                 38   Corporate Controller

Graeme F. Fowler, Ph.D.          41   Corporate Vice President of FaAA

Paul R. Johnston, Ph.D.          43   Corporate Vice President of FaAA

Robert A. Kadlec, Ph.D.          55   Corporate Vice President of FaAA

Alexander Kusko, Sc.D.           75   Corporate Vice President of FaAA

John M. Leinonen                 59   Corporate Vice President of FaAA

Piotr D. Moncarz, Ph.D.          47   Group Vice President of FaAA

Charles A. Rau, Jr., Ph.D.       54   Corporate Vice President of FaAA

Bernard Ross, Ph.D.              62   Chairman Emeritus


          Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board or until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

          Michael R. Gaulke joined the Company in September 1992 as Executive Vice President and Chief Financial Officer, became President in March 1993 and was appointed as a member of the Board of Directors of the Company in January 1994. In June of 1996, Mr. Gaulke was named Chief Executive Officer of both FGI and FaAA. He has been a member of the Board of Directors of FaAA since September 1993. From November 1988 to September 1992, Mr. Gaulke served as Executive Vice President and Chief Financial Officer at Raynet Corporation, a subsidiary of
Raychem Corporation.   He received an M.B.A. (1972) from Stanford University
Graduate School of Business and a B.S. (1968) in Electrical Engineering from Oregon State University.

          Dr. McCarthy was named Chief Technical Officer in June of 1996. Prior to that change he was Chief Executive Officer of both the Company and the Company's principal operating subsidiary, Failure Analysis Associates, Inc. ("FaAA"). He has been a director of the Company since 1989 and a director of FaAA since 1980, Chief Executive Officer of the Company since 1989 and Chief Executive Officer of FaAA since 1982. He was Chairman and President of the Company from 1989 to March 1993, Chairman of FaAA from 1988 to March 1993, and President of FaAA from 1982 to March 1993. He joined the Company in August 1978. Dr. McCarthy received his Ph.D. (1977), Mech.E. (1975) and S.M. (1973) from Massachusetts Institute of Technology and his B.S.E. (1972) in Mechanical Engineering and A.B. in Philosophy (1972) from the University of Michigan. Dr. McCarthy is a Registered Professional Engineer in the states of California and Arizona and a member of the following professional organizations: American Society of Metals; American Society of Mechanical Engineers; Society of Automotive Engineers; American Society for Testing and Materials; Human Factors and Ergonomics Society; National Society of Professional Engineers; American Society of Heating, Refrigeration and Air-Conditioning Engineers;

National Fire Protection Association; American Welding Society; National Safety Council; Society for Risk Analysis; and the American Statistical Association.

          Subbaiah V. Malladi, Ph.D., joined FaAA in 1982 as a Senior Engineer, becoming a Senior Vice President in January of 1988 and a Corporate Vice President of FaAA in September of 1993. Dr. Malladi was a member of the Board of Directors of the Company from March 1991 through September 1993, and was re-elected to the Board in April of 1996. He received a Ph.D. (1980) in Mechanical Engineering from the California Institute of Technology, M.Tech (1972) in Mechanical Engineering from the Indian Institute of Technology, B.E. (1970) in Mechanical Engineering from SRI Venkateswara University, India and B.S. (1966) in Physics, Chemistry and Mathematics from Osmania University, India. Dr. Malladi is a Registered Professional Mechanical Engineer in the State of California, and a member of the following professional organizations: American Institute of Aeronautics and Astronautics; American Association for the Advancement of Science; Combustion Institute; and National Fire Protection Association.

          Gail E. Aldrich is Vice President of Human Resources and Corporate Secretary for FGI and its subsidiaries, FaAA, PLG and EHS, in Menlo Park, California. In this capacity, she is responsible for direction of programs and services in the areas of recruiting, relocation, affirmative action, job evaluation, benefits and compensation, and employee relations. Ms. Aldrich joined the Company in November of 1994. Prior to her position at FGI, Ms. Aldrich was employed at the Electric Power Research Institute (EPRI) and the University of Michigan. Ms. Aldrich received a B.S. degree in English from Eastern Michigan University. She has completed graduate coursework in Business Administration at Santa Clara University and completed the UCLA Advanced Executive Program. Ms. Aldrich is actively involved in professional and community activities. She was the Chair of the Society of Human Resources Management ("SHRM") in 1994 and continues to serve on its Board of Directors. SHRM has more than 50,000 members and is the world's largest professional society dedicated to human resources management. She is a member of the Bay Area Human Resources Executive Council ("BAHREC") and has served on its Board of Directors. She has been certified as a Senior Professional of Human Resources ("SPHR") by the Human Resources Certification Institute. Ms. Aldrich is a long-term member of the American Association of University Woman (AAUW), and has served on the Leadership Development Committee for the California State Division of AAUW.

          Larry W. Anderson, Ph.D., joined FaAA in 1986 as a Managing Engineer, becoming a Senior Managing Engineer in 1990 and Principal Engineer in 1992. He was elected Vice President of FaAA in November 1996. Dr. Anderson received his Ph.D. (1966) M.S. (1964) and B.S. (1961) in mechanical Engineering from the University of Washington. Dr. Anderson is a Registered Professional Engineer in the State of California. He is a member of the following professional organizations: American Society of Heating, Refrigerating and Air-conditioning Engineers; American Society of Mechanical Engineers; National Fire Protection Association; Society of Fire Protection Engineers; and Tau Beta Pi National Engineering Honorary.

          Terence G. Boyle, CPA, joined FaAA in February 1996 as Corporate Controller. From February 1995 to January 1996, Mr. Boyle served as Corporate Controller at PLG, a wholly-owned operating subsidiary of FaAA. Prior to joining PLG, Mr. Boyle was Vice President of Finance and Administration for a high-tech manufacturing company and has over 17 years experience in financial management, planning, implementing, controlling and analysis. Mr. Boyle is a registered Certified Public Accountant in California and received his MBA in Finance from California State University, Los Angeles in 1984.

          Graeme F. Fowler Ph.D., joined FaAA in 1981 as an engineer, becoming a Senior Engineer in 1982, Managing Engineer in 1986, Senior Managing Engineer in 1991 and a Principal Engineer in 1992. He was elected Vice President of FaAA in August 1993. Dr. Fowler received his Ph.D. (1982) in Applied Mechanics from the California Institute of Technology. He is also a registered Professional Mechanical Engineer in the State of California and a member of the following professional organizations: American Academy of Mechanics; Society of Automotive Engineers; Society of Risk Analysis; and Society of Mechanical Engineers.

          Paul R. Johnston, Ph.D., joined FaAA in 1981 as a Structural Engineer, becoming a Senior Engineer is 1982, Managing Engineer in 1983 and Principal Engineer in 1987. He was elected Vice President of FaAA in November 1996. Dr. Johnston received his Ph.D. (1981) in Civil Engineering and M.S. (1977) in Structural Engineering from Stanford University. He received a B.A.I. (1976) in Civil Engineering and B.A. (1976) in Mathematics from Trinity College, Dublin University, Ireland. Dr. Johnston is a Registered Professional Civil Engineer in the State of California. He is a member of the following professional organizations: American Society of Civil Engineers; American Society of Mechanical Engineers; and Society of Automotive Engineers.

          Robert A. Kadlec, Ph.D., was a consultant with FaAA from 1969 to 1978, before joining FaAA full-time in 1978 as a Managing Engineer. Dr. Kadlec has served as Los Angeles office director since 1982 and a Corporate Vice President from 1986 to the present time. Dr. Kadlec received his Ph.D. (1973) with a minor in Physics and M.S. (1966) in Aeronautics and Astronautics from Stanford University and received his B.S. (1965) in Aeronautics and Engineering Mechanics from the University of Minnesota. Dr. Kadlec is a Registered Professional Engineer in the states of California and Washington. Dr. Kadlec is a member of the following professional organizations: Tau Beta Pi; Sigma Gamma Tau; American Association for the Advancement of Science; American Institute of Aeronautics and Astronautics; American Physical Society; Optical Society of America; National Fire Protection Agency; and Society of Risk Analysis.

          Alexander Kusko, Sc.D., joined FaAA in February 1988 as a Senior Engineer. He was elected Vice President of FaAA in December 1993. Dr. Kusko received his Sc.D. (1951) in Electrical Engineering from the Massachusetts Institute of Technology. He is a Registered Professional Electrical Engineer in the States of Massachusetts and California, and is a Life Fellow of the Institute of Electrical and Electronic Engineers.

          John M. Leinonen joined the Company in January 1996 as a Corporate Vice President and Principal Engineer. He was previously employed at Ford Motor Company, where he began his career in 1963 as a Product Design Engineer and retired from Ford as an Executive Engineer who had directed the activities of all areas in Ford's Automotive Safety Office. Mr. Leinonen was President in 1995 of the Society of Automotive Engineers ("SAE"). He began his involvement with SAE as Program Planning Director of the Detroit Section Governing Board in 1975. From 1988-1990 he served his initial term on the SAE Board of Directors and is currently in the midst of his second, third-year term. He is a member of the SAE's Foundation Board of Trustees and its VISION 2000 Advisory Committee. He received both his bachelor's and master's degree in Mechanical Engineering from the University of Michigan and is a registered professional engineer.

          Piotr D. Moncarz, Ph.D., joined FaAA in 1980 as a Structural Engineer, becoming a Senior Engineer in 1983, Managing Engineer in 1984 and Principal Engineer in 1987. He was elected Vice President of FaAA in May 1990. Dr. Moncarz received his Ph.D. (1981) in Structural Engineering from Stanford University. Since 1987, Dr. Moncarz has been a consulting associate professor at the Civil Engineering Department at Stanford University, and since 1991 consulting professor. Dr. Moncarz is a Registered Professional Civil Engineer in the State of California and a Licensed Professional Civil Engineer in the Provinces of Saskatchewan and British Columbia, Canada, and is a member of the following professional organizations: American Society of Civil Engineers; Structural Engineering Association of Northern California; American Concrete Institute; Prestressed Concrete Institute; Earthquake Engineering Research Institute and International Institute of Industrial Reliability.

          Charles A. Rau, Jr., Ph.D., joined FaAA in 1974 as General Manager, Contract Research and Engineering and has served as a Vice President since 1976. Dr. Rau served as Executive Vice President and COO of FaAA from 1980 to 1982 and from 1985 to 1986. Dr. Rau received his Ph.D. (1967) and M.S. (1965) in Materials Science and Engineering from Stanford University. He received his B.S. (1963) in Metallurgical Engineering from Lafayette College. Dr. Rau is a Registered Professional Engineer in the State of California and a Licensed Professional Engineer in the Province of Saskatchewan, Canada. He is a Fellow of the American Society for Metals, and a member of the following professional organizations: American Society for Metals; The Metallurgical Society ("AIME") American Society of Mechanical Engineers; Society for Experimental Mechanics; American Society for Testing and Materials; and National Association of Corrosion Engineers.

          Bernard Ross, Ph.D., was one of the co-founders of FaAA and served as a member of the Board of Directors of FaAA from 1967 until May 1990. He was FaAA's President from 1978 to 1982, Chairman of the Board of Directors of FaAA from 1978 to 1988, and presently is Chairman Emeritus. He is currently a Consulting Professor at Stanford University. Dr. Ross received his Ph.D. (1965) and M.Sc. (1959) in Aeronautical Engineering from Stanford University and his B.M.E. (1957) in Mechanical Engineering from Cornell University. Dr. Ross was a visiting Professor in the Graduate School of Civil Engineering, Santa Clara University, from 1970 to 1978. Dr. Ross is a member of the ASME Design
Engineering Division, Stress Analysis and Failure Prevention Committee.   He is
a member of the following professional organizations: American Institute of Aeronautics and Astronautics; American Society of Mechanical Engineers; Society of Automotive Engineers; and National Society of Professional

Engineers. Dr. Ross is a Presidential Appointee to the Stanford University, School of Engineering, Executive Board of Advisors.


PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          The Information required by this item is incorporated by reference to the section entitled "Quarterly Stock Data" in the Company's Annual Report to Stockholders for the period ended January 3, 1997 (the "1996 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA

          The information required by this item is incorporated by reference to the section entitled "Financial Highlights" in the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

          The information required by this item is incorporated by reference to the Consolidated Financial Statements, related notes thereto, and the Report of Independent Auditors in the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

          With the exception of the information incorporated by reference from the 1996 Annual Report to Stockholders in Parts II and IV of this Report on Form 10-K, the Company's 1996 Annual Report to Stockholders is not to be deemed filed as part of this Report.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") relating to the section entitled "Proposal No. 1:
Election of Directors" and "Other Information Compliance with Section 16(a) of the Exchange Act," with the exception that information regarding the executive officers of the Company is set forth in the section titled "Executive Officers and Key Employees of the Registrant" of Part 1: Item 4A of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the section entitled "Executive Officer Compensation" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the section entitled "Other Information -- Share Ownership by Principal Stockholders and Management" of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the section entitled "Certain Transactions" of the Proxy Statement.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)1.  FINANCIAL STATEMENTS

          Incorporation by reference to the 1996 Annual Report

          Report of Independent Auditors (in the 1996 Annual Report)

          Consolidated Statements of Income (Loss) for the years ended January 3, 1997, December 29, 1995, and December 30, (in the 1996 Annual Report)

          Consolidated Balance Sheets as of January 3, 1997 and December 29, 1995 (in the 1996 Annual Report)

          Consolidated Statements of Stockholders' Equity for the years ended January 3, 1997 and December 29, 1995 and December 30, (in the 1996 Annual Report)

          Consolidated Statements of Cash Flows for the years ended January 3, 1997, December 29, 1995, and December 30, 1994 (in the 1996 Annual Report)

          Notes to Consolidated Financial Statements (in the 1996 Annual Report)

      (a)2. FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedule of The Failure Group, Inc. for the years ended January 3, 1997, December 29, 1995 and December 30, 1994 is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Failure Group, Inc.

          Report of Independent Auditors

          Schedule II  Valuation and Qualifying Accounts

          Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

      (a)3.  EXHIBITS

          The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K

          3.1    Restated Certificate of Incorporation of the Company. (Exhibit
                 3.1 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          3.2 Amended and Restated Bylaws of the Company. (Exhibit 3.2 to the Company's Registration statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          4.1 Specimen copy of Common Stock Certificate of the Company. (Exhibit 4.2 to the Company's Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562)

          4.2    References made to Exhibits 3.1 and 3.2

          *10.1 1989 Stock Option Plan for Subbaiah. V. Malladi (Exhibit 10.1 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.2  Stock Option Agreement, dated May 30, 1989, between the Company
                 and Subbaiah V. Malladi.   (Exhibit 10.2 to the Company's
                 Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.3 Stock Option Agreement dated June 22, 1990, between the Company and Subbaiah V. Malladi. (Exhibit 10.3 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.4 1990 Stock Option and Rights Plan, as amended through March 31, 1993. (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993)

          *10.5 Form of Incentive Stock Option Agreement under the 1990 Stock Option and Rights Plan. (Exhibit 10.5 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.6 Form of Nonqualified Stock Option Agreement under the 1990 Stock Option and Rights Plan. (Exhibit 10.6 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.7 Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors. (Exhibit 10.7 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.8 Failure Analysis Associates Employee Pension Plan, as amended March 19, 1991. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          10.9 Promissory Note for $19,400,000, by FaAA Realty Corporation in favor of The Variable Annuity Life Insurance Company, dated November 9, 1989, as assumed by FaAA. (Exhibit 10.10 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.13 Form of Agreement between the Company and non-employee members of the Board of Directors, dated March 25, 1991, regarding exchange of rights to receive shares for nonqualified stock options. (Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.14 Form of Nonqualified Stock Option Agreement between the
                 Registrant and non-employee members of the Board of Directors, dated March 25, 1991. (Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.15 1991 Restricted Stock Plan.  (Exhibit 10.25 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended May 31,
                 1991)

          *10.16 The Failure Group, Inc. Employee Pension Plan. (Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.17 Amendment to The Failure Group, Inc. Employee Pension Plan, as amended on September 20, 1993. (Exhibit 10.20 to the Company's Transition Period Report on Form 10-K for the seven month period ended December 31, 1993)

          *10.18 Amendment to Incentive Stock Option Agreement between the
                 Company and Subbaiah V. Malladi, dated June 27, 1991. (Exhibit
                 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.19 Form of Incentive Stock Option Agreement, between the
                 Registrant and optionees under the 1990 Stock Option and Rights Plan, relative to replacement of outstanding options. (Exhibit
                 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.20 Form of Nonqualified Stock Option Agreement, between the
                 Registrant and nonemployee members of the Board of Directors, relative to replacement of outstanding options. Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.21 Amendment to Stock Option Agreement, between the Registrant and
                 Subbaiah V. Malladi, relative to repricing outstanding option under 1989 Stock Option Plan for Malladi V. Subbaiah. (Exhibit
                 10.32 to replacement of outstanding options. Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.22 Form of Stock Option Agreement between the Company and
                 Subbaiah V. Malladi, relative to replacement of outstanding option under 1990 Stock Option and Rights Plan. (Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.23 The Failure Group, Inc. Employee Stock Purchase Plan, as amended August 1993. (Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993)

          10.24 Credit Agreement dated March 16, 1995, between Failure Analysis Associates, Inc. and Bank of America. (Exhibit 10-27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994)

          10.25 Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994. (Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994)

          10.26  Promissory note with Bank of America dated July 26, 1996

          11.1   Statement Regarding Computation of Net Income (Loss) Per Share

          13.1 Annual Report to Stockholders for the fiscal year ended January 3, 1997

          21.1   List of Subsidiaries of the Company

          23.1   Independent Auditors' Consent

          27.1   Financial Data Schedule

          ----------------------------------------------------------------------
          *    Indicates management compensatory plan, contract or arrangement.



      (b) REPORTS ON FORM 8-K

          None.

SIGNATURES
----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 28, 1997    THE FAILURE GROUP, INC.

                         /s/ Michael R. Gaulke
                         ---------------------
                         (Michael R. Gaulke, Director, and President and Chief Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Michael R. Gaulke            Director, President and Chief     March 28, 1997
-----------------------------          Executive Officer
Michael R. Gaulke                (Principal Executive Officer)

/s/ Roger L. McCarthy           Director and Chief Technical       March 28, 1997
-----------------------------   Officer
Roger L. McCarthy

/s/ Edward J. Keith             Chairman of the Board              March 28, 1997
-----------------------------
Edward J. Keith

/s/ Samuel H. Armacost          Director                           March 28, 1997
-----------------------------
Samuel H. Armacost

/s/ Alexander D. Cross          Director                           March 28, 1997
-----------------------------
Alexander D. Cross

/s/ Elmer W. Johnson            Director                           March 28, 1997
-----------------------------
Elmer W. Johnson

/s/ Subbaiah V. Malladi         Director                           March 28, 1997
-----------------------------
Subbaiah V. Malladi

/s/ George T. Van Gilder        Director                           March 28, 1997
-----------------------------
George T. Van Gilder


                                    EXHIBITS

          The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K

          3.1    Restated Certificate of Incorporation of the Company. (Exhibit
                 3.1 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          3.2 Amended and Restated Bylaws of the Company. (Exhibit 3.2 to the Company's Registration statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          4.1 Specimen copy of Common Stock Certificate of the Company. (Exhibit 4.2 to the Company's Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562)

          4.2    References made to Exhibits 3.1 and 3.2

          *10.1 1989 Stock Option Plan for Subbaiah. V. Malladi (Exhibit 10.1 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.2  Stock Option Agreement, dated May 30, 1989, between the Company
                 and Subbaiah V. Malladi.   (Exhibit 10.2 to the Company's
                 Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.3 Stock Option Agreement dated June 22, 1990, between the Company and Subbaiah V. Malladi. (Exhibit 10.3 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.4 1990 Stock Option and Rights Plan, as amended through March 31, 1993. (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993)

          *10.5 Form of Incentive Stock Option Agreement under the 1990 Stock Option and Rights Plan. (Exhibit 10.5 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.6 Form of Nonqualified Stock Option Agreement under the 1990 Stock Option and Rights Plan. (Exhibit 10.6 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.7 Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors. (Exhibit 10.7 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.8 Failure Analysis Associates Employee Pension Plan, as amended March 19, 1991. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          10.9 Promissory Note for $19,400,000, by FaAA Realty Corporation in favor of The Variable Annuity Life Insurance Company, dated November 9, 1989, as assumed by FaAA. (Exhibit 10.10 to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562)

          *10.13 Form of Agreement between the Company and non-employee members of the Board of Directors, dated March 25, 1991, regarding exchange of rights to receive shares for nonqualified stock options. (Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.14 Form of Nonqualified Stock Option Agreement between the
                 Registrant and non-employee members of the Board of Directors, dated March 25, 1991. (Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.15 1991 Restricted Stock Plan.  (Exhibit 10.25 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended May 31,
                 1991)

          *10.16 The Failure Group, Inc. Employee Pension Plan. (Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.17 Amendment to The Failure Group, Inc. Employee Pension Plan, as amended on September 20, 1993. (Exhibit 10.20 to the Company's Transition Period Report on Form 10-K for the seven month period ended December 31, 1993)

          *10.18 Amendment to Incentive Stock Option Agreement between the
                 Company and Subbaiah V. Malladi, dated June 27, 1991.  (Exhibit
                 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.19 Form of Incentive Stock Option Agreement, between the
                 Registrant and optionees under the 1990 Stock Option and Rights Plan, relative to replacement of outstanding options. (Exhibit
                 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.20 Form of Nonqualified Stock Option Agreement, between the
                 Registrant and nonemployee members of the Board of Directors, relative to replacement of outstanding options. Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.21 Amendment to Stock Option Agreement, between the Registrant and
                 Subbaiah V. Malladi, relative to repricing outstanding option under 1989 Stock Option Plan for Malladi V. Subbaiah. (Exhibit
                 10.32 to replacement of outstanding options. Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.22 Form of Stock Option Agreement between the Company and
                 Subbaiah V. Malladi, relative to replacement of outstanding option under 1990 Stock Option and Rights Plan. (Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991)

          *10.23 The Failure Group, Inc. Employee Stock Purchase Plan, as amended August 1993. (Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993)

          10.24 Credit Agreement dated March 16, 1995, between Failure Analysis Associates, Inc. and Bank of America. (Exhibit 10-27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994)

          10.25 Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994. (Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994)

          10.26  Promissory note with Bank of America dated July 26, 1996

          11.1   Statement Regarding Computation of Net Income (Loss) Per Share

          13.1 Annual Report to Stockholders for the fiscal year ended January 3, 1997

          21.1   List of Subsidiaries of the Company

          23.1   Independent Auditors' Consent

          27.1   Financial Data Schedule

          ---------------------------------------------------------------------
          *    Indicates management compensatory plan, contract or arrangement.



      (b) REPORTS ON FORM 8-K

          None.

                   Independent Auditors' Report on Schedule
                   ----------------------------------------

The Board of Directors and Stockholders
The Failure Group, Inc.

Under date of January 30, 1997, we reported on the consolidated balance sheets of The Failure Group, Inc. and subsidiaries as of January 3, 1997 and December 29, 1995, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended January 3, 1997, as contained the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the January 3, 1997, annual report on Form 10-K of The Failure Group, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





Palo Alto, California
January 30, 1997

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                                    Additions       Deletions
                                                                    ---------       ---------
                                                                                     Accounts
                                                 Balance at         Provision      Charged off,    Balance at
                                                Beginning of        Charged to          Net           End of
                                                    Year            Expenses        of Recoveries     Year
                                                    ----            --------        -------------     ----
Year Ended January 3, 1997
   Allowance for doubtful accounts......           $1,500             $1,871           $(1,871)       $1,500
                                                   ------             ------           -------        ------

Year Ended December 29, 1995
   Allowance for doubtful accounts......           $2,800             $3,435           $(4,735)       $1,500
                                                   ------             ------           -------        ------

Year Ended December 30, 1994
   Allowance for doubtful accounts......           $2,500             $3,654           $(3,354)       $2,800
                                                   ------             ------           -------        ------
