Form 10-K/A
period 1997-01-03
FAILURE GROUP INC
filed 1997-05-05
CIK 851520

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K/A
                             Amendment No. 1 to


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

Yes X  No
    -     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq National Market February 28, 1997, was approximately $15,755,311. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer's Common Stock outstanding as of February 28, 1997 was 6,805,837.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for its fiscal year ended January 3, 1997, are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein.

                              EXPLANATORY NOTE

        This Annual Report on ("Form 10-K/A") is being filed as Amendment No.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1997 ("Form 10-K") for the purpose of amending Items 10, 11, 12 and 13 of Part III of the Registrant's Form 10-K.

                                  PART III

         Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                                                                                        Director
        Name                         Age     Positions Held or Principal Occupation      Since
        ----                         ---     --------------------------------------     --------
Michael R. Gaulke.................   51      President and Chief Executive Officer        1994
                                             of the Company

Roger L. McCarthy, Ph.D...........   48      Chief Technical Officer of the Company       1989

Edward J. Keith(1)................   62      Chairman of the Board of the Company         1989
                                             and Private Investor

Samuel H. Armacost(1).............   58      General Partner of Weiss, Peck & Greer,      1989
                                             L.L.C.

Alexander D. Cross, Ph.D. (1).....   65      Chairman, President, Chief Executive         1989
                                             Officer, and Chief Financial Officer of
                                             Cytopharm, Inc.

Elmer W. Johnson (1)..............   64      Partner of Kirkland & Ellis                  1989

Subbaiah V. Malladi, Ph.D.........   51      Corporate Vice President of the Company      1995

George T. Van Gilder(1)...........   53      Independent Businessman and Board Member     1995
                                             of Risk Management Solutions
____________

(1) Member of the Human Resources Committee, Audit Committee and Nominating Committee of the Board of Directors of the Company.

        Except as set forth below, each of the directors has been engaged in his principal occupation set forth above during the past five years. There is no family relationship among any of the directors and executive officers of the Company.

        Michael R. Gaulke joined the Company in September 1992 as Executive Vice President and Chief Financial Officer, became President in March 1993 and was appointed as a member of the Board of Directors of the Company in January 1994. In June of 1996, Mr. Gaulke was named Chief Executive Officer of both the Company and the Company's principal operating subsidiary, Failure Analysis Associates, Inc. ("FaAA"). He has been a member of the Board of Directors of FaAA since September 1993. From November 1988 to September 1992, Mr. Gaulke served as Executive Vice President and Chief Financial Officer at Raynet Corporation, a subsidiary of Raychem Corporation. Prior to joining Raychem, Mr. Gaulke was employed from 1979 to 1988 by Spectra-Physics, Inc., where he was Executive Vice President and Chief Financial Officer. From 1972 to 1979 he was a management consultant with McKinsey & Company, Inc. He received an M.B.A. (1972) from Stanford University Graduate School of Business and a B.S. (1968) in Electrical Engineering from Oregon State University. Mr. Gaulke is a member of the Board of Directors of RockShox, Inc. and serves on the Board of Trustees of the Palo Alto Medical Foundation.

        Roger L. McCarthy, Ph.D. was named Chief Technical Officer of the Company and Chairman of the Board of FaAA in June of 1996. Prior to that change he was Chief Executive Officer of both the Company and FaAA. He has been a director of the Company since 1989 and a director of FaAA since 1980, and was Chief Executive Officer of the Company since 1989 and Chief Executive Officer of FaAA since 1982. Additionally, he was Chairman and President of the Company from 1989 to March 1993, Chairman of FaAA from 1988 to March 1993, and President of FaAA from 1982 to March 1993. He joined the Company in August 1978. Dr. McCarthy received his Ph.D. (1977), Mech.E. (1975) and S.M. (1973) from Massachusetts Institute of Technology and his B.S.E. (1972) in Mechanical Engineering and A.B. in Philosophy (1972) from the University of Michigan. Dr. McCarthy is a Registered Professional Engineer in the states of California and Arizona and a member of the following professional organizations: American Society of Metals; American Society of Mechanical Engineers; Society of Automotive Engineers; American Society for Testing and Materials; Human Factors and Ergonomics Society; National Society of Professional Engineers; American Society of Heating, Refrigeration and Air-Conditioning Engineers; National Fire Protection Association; American Welding Society; National Safety Council; Society for Risk Analysis; and the American Statistical Association.

        Edward J. Keith has been Chairman of the Board of Directors of the Company and FaAA since March 1993 and has been a member of the Board of Directors of the Company since 1989 and a member of the Board of Directors of FaAA since 1987. He has been an advisor to FaAA since 1986. Mr. Keith received his M.S. (1964) in Earthquake Engineering and his B.S. (1961) from the University of California, Berkeley. Mr. Keith has been a private investor since 1985. He was a co-founder and a past director of Impell Corporation, an engineering services company. Mr. Keith is a licensed civil and structural engineer. From January 1990 until August 1994, Mr. Keith was a director of Inlex, Inc., a company which provides computer hardware, software and services in connection with automation of public and private library systems. In January 1994, Mr. Keith was elected a director of Vectra Technologies, a company providing engineering services and fuel storage to nuclear power plant owners. In June 1995, Mr. Keith was elected as Chairman of the Board of Directors of Vectra Technologies.

        Samuel H. Armacost has been a member of the Board of Directors of the Company since 1989. Mr. Armacost received his M.B.A. (1964) from Stanford University Graduate School of Business and his B.A. (1961) from Denison University. Mr. Armacost has been a Principal of Weiss, Peck & Greer, L.L.C., an investment firm, since September 1990. He was a Managing Director of Merrill Lynch Capital Markets, of Merrill, Lynch, Pierce, Fenner & Smith Incorporated, from 1987 to August 1990, and was President, Director and Chief Executive Officer of BankAmerica Corporation from 1981 to 1986. Mr. Armacost is also a member of the Board of Directors of Chevron Corporation, Scios-Nova Inc., and SRI International.

        Alexander D. Cross has been a member of the Board of Directors of the Company since 1989. Dr. Cross received his D.Sc. (1966), Ph.D. (1955) and B.Sc.
(1952) from the University of Nottingham, England and is a Fellow of the Royal Society of Chemists. He was a Fulbright Scholar and a National Science Foundation Fellow. From 1981 through 1985, Dr. Cross served as President of Zoecon Corporation, a company active in human and animal health and hygiene. Thereafter, he has practiced as an independent consultant. Dr. Cross served as the Chairman of the Board and Chief Executive Officer of Pharmetrix Corporation, a company developing drug delivery systems, from 1987 until July 1992. Since 1988, he has served as Chairman, President, Chief Executive Officer and Chief Financial Officer of Cytopharm, Inc., an entrepreneurial pharmaceutical research company. From 1968 to 1990, Dr. Cross served as a director of Finnigan Corporation, a leading manufacturer and marketer of mass spectrometers. Dr. Cross is also a member of the Board of Directors of Biosys, Inc. and Ligand Pharmaceutical Corporation.

        Elmer W. Johnson has been a member of the Board of Directors of the Company since 1989. Mr. Johnson received his J.D. (1957) from the University of Chicago and his B.A. (1954) from Yale University. In 1983, he left his law practice as a senior partner with the Chicago law firm of Kirkland & Ellis to become Vice President, Group Executive and General Counsel of General Motors Corporation, becoming Executive Vice President and a member of the Board of Directors in 1987. In July 1988, Mr. Johnson retired from General Motors and resumed the full-time practice of law at Kirkland & Ellis, specializing in corporate and securities law. Mr. Johnson is also a member of the Board of Directors of Kaiser Steel Resources, Inc. and Amtech Corporation.

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

        George T. Van Gilder received his bachelor's degree from the University of Pennsylvania in 1966, after which he served five years in the United States Navy. He then began his twenty-four year career at Chubb and Son, Inc., a subsidiary of Chubb Insurance, where he was responsible for a wide variety of underwriting functions within the company, including designing and providing coverages for financial institutions, as well as a variety of commercial and personal clients. Mr. Van Gilder attained the position of Chief Underwriting Officer of the company's worldwide property-casualty area before leaving in 1995 to join Risk Management Solutions (RMS) as Chairman of the Board of Directors, a position which he held until April 1997. Mr. Van Gilder remains a member of the Board of Directors of RMS and continues his career as an independent businessman. RMS provides software licensing and consulting to insurance companies, reinsurance companies, lenders and governmental agencies. In addition, since April 1995, Mr. Van Gilder has been a consultant to Morgan Stanley & Co. Incorporated, in the area of the insurance industry. He has published articles on a variety of industry subjects in Best's Review and other publications, and has served on the American Management Association Insurance Council since 1992. Additionally, Mr. Van Gilder was a member of the American Insurance Association Disaster Task Force and is a frequent speaker before such groups as the Risk and Insurance Management Society (RIMS) and the Society of Chartered Property and Casualty Underwriters (CPCU).

EXECUTIVE OFFICERS

        The information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers and Key Employees of the Registrant" at the end of Part I of this form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc. Such executive officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all such forms that they file.

        Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during fiscal 1996, its executive officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

                       Item 11:  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLE

        The following table shows, as to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company (the "Named Officers"), information concerning compensation paid for services to the Company in all capacities for 1996, 1995, and 1994:

                                                               Long-Term
                                                             Compensation
                                     Annual Compensation         Awards
                                ---------------------------- ---------------
                                                                Securities
                                                                Underlying        All Other
                                         Salary       Bonus      Options         Compensation
Name and Principal Position      Year      ($)       ($)(1)        (#)              ($)(2)
---------------------------     ------   --------   -------- ---------------   --------------
Roger L. McCarthy                1996    $493,746    $90,000             0       $18,779
  Chief Technical Officer and    1995    $475,010    $90,000             0       $19,182
  Director of the Company        1994    $450,341    $45,000             0       $18,974

Subbaiah V. Malladi              1996    $468,759    $70,000             0       $20,221
  Corporate Vice President and   1995    $437,507    $70,000             0       $20,351
  Director of the Company        1994    $387,541    $45,000        16,000       $19,985

Michael R. Gaulke                1996    $387,504    $60,000        50,000       $17,775
  President, Chief Executive     1995    $338,465    $60,000        25,000       $18,181
  Officer and Director of the    1994    $303,392    $35,000        35,000       $19,784
  Company

Robert A. Kadlec                 1996    $364,993    $50,000            0        $20,431
  Corporate Vice President of    1995    $342,503    $50,000            0        $20,294
  the Company                    1994    $303,392    $30,000       43,000        $21,807

Alexander Kusko                  1996    $362,550    $     0            0        $     0
  Corporate Vice President of    1995    $368,775    $     0            0        $     0
  the Company                    1994    $378,150    $     0            0        $     0
____________

(1) Includes bonuses earned or accrued with respect to services rendered in the fiscal year or period indicated, whether or not such bonus was actually paid during such fiscal year.

(2) Represents contributions to the Company's defined contribution pension plan and insurance premiums, respectively, as follows: R.L. McCarthy, $12,000 and $6,779; S. V. Malladi, $12,000 and $8,221; M. R. Gaulke, $12,000 and
     $5,775; and R. A. Kadlec, $12,000 and $8,431.

OPTION GRANTS IN FISCAL 1996

        The following table shows, as to the Named Officers, information concerning stock options granted during the fiscal year ended January 3, 1997.

                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                                                                        Annual Rates of
                                                                                                          Stock Price
                                                                                                          Appreciation
                                                Individual Grants                                      for Option Term(3)
                        --------------------------------------------------------------------------    -----------------------
                                           Percent of Total
                        Options            Options Granted         Exercise
                        Granted             Employees in            Price              Expiration
Name                    (#) (1)            Fiscal Year (2)         ($/Sh)                Date            5%($)       10%($)
----                    ----------         ------------------     ----------         -------------    -----------  ----------
Roger L. McCarthy.....         0                  --                   --                   --             --           --

Subbaiah V. Malladi...         0                  --                   --                   --             --           --

Michael R. Gaulke.....    50,000                  29%               $5.50               02/23/06         $172,946     $438,279

Robert A. Kadlec......         0                  --                   --                   --             --           --

Alexander Kusko.......         0                  --                   --                   --             --           --
____________

(1) All options in this table were granted under the 1990 Stock Option and Rights Plan and have exercise prices equal to the fair market value on the date of grant. The options generally become exercisable over a period of four years at a rate of 25% per year and expire 10 years from the date of grant.

(2) In fiscal 1996, the Company granted options to employees to purchase 173,000 shares of common stock.

(3) Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). If the price of the Company's Common Stock, on the date Mr. Gaulke was granted options, were to increase at such rates from the price at the time of grant ($5.50) over the next 10 years, the resulting stock price at 5% and 10% appreciation would be $8.96 and $14.27, respectively. The assumed annual rates of appreciation are specified in SEC rules and do not represent the Company's estimate or projection of future stock price growth. The Company does not necessarily agree that this method can properly determine the value of an option.

OPTION EXERCISES AND HOLDINGS

        The following table shows, as to the Named Officers, information concerning the number of shares subject to both exercisable and unexercisable stock options as of January 3, 1997. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of January 3, 1997. The Named Officers did not exercise any options during 1996.

                                        Number of Securities                    Value of Unexercised
                                       Underlying Unexercised                  In-the-Money Options at
                                      Options at January 3, 1997                  January 3, 1997(1)
                              ----------------------------------------      ---------------------------------
Name                          Exercisable                Unexercisable      Exercisable         Unexercisable
----                          -----------                -------------      -----------         -------------
Roger L. McCarthy                    0                          0             $      0             $      0

Subbaiah V. Malladi            201,668                      8,000             $114,458             $ 10,000

Michael R. Gaulke              123,749                     86,251             $ 27,343             $ 63,282

Robert A. Kadlec                48,847                     21,500             $ 26,875             $ 26,875

Alexander Kusko                  7,500                      2,500             $      0             $      0
____________

(1) Market value of underlying securities based on the closing price of Company's Common Stock on January 3, 1997 (the last trading day of the Period) on the Nasdaq National Market of $6.00 minus the exercise price of the options.

COMPENSATION OF DIRECTORS

        Directors who are employees of the Company do not receive additional compensation for their services as directors of the Company. However, nonemployee members of the Board of Directors receive an annual cash retainer of $24,000, attendance fees of $2,000 for each meeting of the Board of Directors, and annual committee membership fees of $5,000 for service on the Human Resources Committee, $5,000 for service on the Audit Committee and $1,000 for service on the Nominating Committee. Furthermore, Ed Keith received an additional retainer of $10,500 for his duties associated with chairmanship of the Board of Directors. Additionally, under the Company's Restricted Stock Plan, each nonemployee director was entitled to receive an annual award of up to $75,000 worth of restricted Common Stock, not to exceed 5,000 shares, which shares vest over a four-year period; but the plan was terminated by the Board of Directors in June 1996. Board members are reimbursed for their expenses for each meeting attended. Mr. Johnson, Mr. Keith, and Dr. Cross were reimbursed for certain expenses related to travel and incidentals.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 1996, Messrs. Armacost, Cross, Johnson, Keith and Van Gilder (as of June 1996) served as members of the Human Resources Committee. No member of the Human Resources Committee is or was formerly an officer or an employee of the Company or any of its subsidiaries.

        No interlocking relationship exists between the Company's Board of Directors or Human Resources Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

   Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 15, 1997 by the following individuals or entities: (a) each director; (b) each of the Named Officers; (c) all directors and executive officers as a group; and (d) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock. A total of 6,814,420 shares of the Company's Common Stock were issued and outstanding as of April 15, 1997.



        Name                  Number of Shares (1)      Percent of Total
        ----                  --------------------      ----------------
Roger L. McCarthy(2)...........     1,109,919                 16.3%
 c/o The Failure Group, Inc.
 149 Commonwealth Drive
 Menlo Park, CA 94025


Palo Alto Investors(3).........       562,300                  8.3%
 431 Florence Street, Suite 200
 Palo Alto, CA 94301

Subbaiah V. Malladi(4).........       489,684                  7.0%
 c/o The Failure Group, Inc.
 149 Commonwealth Drive
 Menlo Park, CA 94025

The TCW Group, Inc. (3)........       449,800                  6.6%
 865 South Figueroa Street
 Los Angeles, CA 90017

Dimensional Fund Advisors Inc.(3,13)  449,300                  6.6%
 1299 Ocean Avenue, 11th Floor
 Santa Monica, CA 90401

Bernard Ross(5)................       400,055                  5.9%
 c/o The Failure Group, Inc.
 149 Commonwealth Drive
 Menlo Park, CA 94025

Charles A. Rau, Jr. (6)........       341,871                  5.0%
 c/o The Failure Group, Inc.
 149 Commonwealth Drive
 Menlo Park, CA 94025

Robert A. Kadlec(7)............       162,727                  2.4%

Michael R. Gaulke(8)...........       153,797                  2.2%

Samuel H. Armacost(9)..........        69,906                  1.0%

Edward J. Keith(10)............        66,940                  1.0%

Elmer W. Johnson(9)............        66,210                  1.0%

Alexander D. Cross(10).........        61,885                  1.0%

Alexander Kusko(11)............        17,826                    *

All directors and executive
 officers as a group
 (19 persons)(12)..............     3,062,535                   45%
____________
* Represents less than one percent of the outstanding Common Stock of the Company.

(1) The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission (the "SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of April 15, 1997 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2) Includes 1,076,779 shares of Common Stock held by Roger L. and Gail E. McCarthy as trustees of a revocable trust established for the benefit of Roger L. and Gail E. McCarthy and 33,140 shares of Common Stock held in trusts for the benefit of the McCarthys' children.

(3)  As indicated on a Form 13G filed with the SEC.

(4) Includes 201,668 shares of Common Stock subject to options exercisable within sixty days of April 15, 1997.

(5) Includes 9,170 shares of Common Stock subject to options exercisable within sixty days of April 15, 1997. The remaining 390,885 shares are held by Bernard and Shelley Ross as trustees of a revocable trust established for the benefit of Bernard and Shelley Ross.

(6) Includes 7,044 shares of Common Stock subject to options exercisable within sixty days of April 15, 1997.

(7) Includes 48,847 shares of Common Stock subject to options exercisable within sixty days of April 15, 1997.

(8) Includes 142,499 shares of Common Stock subject to options exercisable within sixty days of April 15, 1997.

(9) Includes 24,000 shares of Common Stock subject to options exercisable within sixty days of April 15, 1997.

(10) Includes 18,000 shares of Common Stock subject to options exercisable within sixty days of April 15, 1997.

(11) Includes 10,000 shares of Common Stock subject to options exercisable within sixty days of April 15, 1997.

(12) Includes 576,553 shares of Common Stock subject to options exercisable within sixty days of April 15, 1997.

(13) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 449,300 shares of the Company's Common Stock as of December 31, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. service as investment manager. Dimensional disclaims beneficial ownership of all such shares.

           Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Elmer W. Johnson, a director of the Company, is a senior partner in the law firm of Kirkland & Ellis. During fiscal 1996, Kirkland & Ellis engaged the Company on a number of projects pursuant to which the Company received an aggregate of $801,464 in revenues. Mr. Johnson was not personally involved in any of such engagements.

        Samuel H. Armacost, a director of the Company, is a partner of Weiss, Peck & Greer, an investment firm. During the period, Weiss, Peck & Greer was engaged by the Company to provide short-term investment services, for which the Company paid Weiss, Peck & Greer an aggregate of $32,100.

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 30, 1997                   THE FAILURE GROUP, INC.

                                        /s/ Michael R. Gaulke
                                        -----------------------------------
                                        (Michael R. Gaulke, Director,
                                        and President and Chief Executive
                                        Officer)