Form 10-Q
period 1997-04-04
FAILURE GROUP INC
filed 1997-05-19
CIK 851520

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________


Commission File Number 0-18655
                       -------
                            THE FAILURE GROUP, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


         DELAWARE                                            77-0218904
         --------                                            ----------
(State or other jurisdiction                               (I.R.S. Employer
    of incorporation)                                   Identification Number)


149 COMMONWEALTH DRIVE, MENLO PARK, CALIFORNIA                   94025
----------------------------------------------                   -----
   (Address of principal executive office)                     (Zip Code)



Registrant's telephone number, including area code       (415) 326-9400
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
                                                           YES  [X]    No
                                                                ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at May 16, 1997
----------------------------                   ---------------------------
Common Stock $.001 par value                        7,294,422 shares

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       April 4, 1997 and January 3, 1997
                       (in thousands, except share data)

                                                                       April 4, 1997          January 3, 1997
                                                                       -------------          ---------------
              Assets
Current assets:
     Cash and cash equivalents....................................           $ 4,672                $ 4,465
     Short-term investments.......................................            12,238                 20,271
     Accounts receivable, net of allowance for doubtful accounts of
     $1,500 for April 4, 1994 and March 29, 1996..................            24,697                 19,710
     Prepaid expenses and other assets............................             4,955                  4,927
                                                                            --------               --------
         Total current assets.....................................            46,562                 49,373
                                                                             -------                 ------
Property, equipment and leasehold improvements, net...............            29,043                 28,789
Other assets......................................................             2,800                  2,416
                                                                            --------               --------
                                                                             $78,405                $80,578
                                                                             =======                =======

              Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities.....................             2,661                $ 4,047
     Notes payable and current installments of long-term obligations             626                  1,250
     Accrued payroll and employee benefits........................             5,183                  5,590
     Income taxes payable.........................................                -                     928
                                                                           ---------              ---------
         Total current liabilities................................             8,470                $11,815
                                                                             -------                -------
Long-term obligations, net of current installments................            18,525                 18,505
Deferred income taxes.............................................               987                    987
                                                                           ---------              ---------
         Total liabilities........................................           $27,982                $31,307
                                                                             -------                -------

Stockholders' equity:
     Common stock.................................................                 8                      8
     Additional paid-in capital...................................            33,001                $33,013
     Net unrealized gain on investments...........................                 7                     56
     Retained earnings............................................            22,815                 21,644
     Treasury shares, at cost:  1,088,076 and 1,096,659
      shares at April 4, 1997 and January 3, 1997, respectively               (5,408)                (5,450)
                                                                             --------               --------
         Total stockholders' equity...............................            50,423                 49,271
                                                                             -------                -------
                                                                             $78,405                $80,578
                                                                             =======                =======

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            For the Quarters Ended April 4, 1997 and March 29, 1996
                     (in thousands, except per share data)

                                                                                     Quarters Ended
                                                                         ---------------------------------------
                                                                          April 4, 1997         March 29, 1996
                                                                         ----------------       ----------------
Revenues
     Professional fees............................................           $ 16,426                $ 13,544
     Equipment fees and net billed expenses.......................              1,246                   1,348
     Other revenue................................................                205                     119
                                                                            ---------               ---------
                                                                             $ 17,877                $ 15,011
Operating Expenses
     Professional compensation and related expenses...............             11,312                   9,378
     Other operating expenses.....................................              3,365                   3,173
     General and administrative expenses..........................              1,587                   1,411
                                                                            ---------               ---------
                                                                             $ 16,264                $ 13,962
                                                                            ---------               ---------

         Operating income.........................................              1,613                   1,049

     Other income.................................................                355                      36
                                                                           ----------              ----------

         Income before taxes......................................              1,968                   1,085

Provision for income taxes .......................................                797                     439
                                                                            ---------               ---------

     Net income...................................................             $1,171               $     646
                                                                             ========               =========

Net income per share .............................................            $  0.17               $    0.10
                                                                             ========               =========

Weighted average number of common shares .........................              6,938                   6,633
                                                                             ========               =========

            The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the Three Months Ended April 4, 1997 and March 29, 1996
                                (in thousands)

                                                                                        Three Months Ended
                                                                                   ------------------------------
                                                                                   April 4,             March 29,
                                                                                     1997                  1996
                                                                                   --------              --------
Cash flows from operating activities:
    Net income.........................................................            $  1,171              $    646
    Adjustments to reconcile net income to net cash (used)/provided by operating activities:
       Depreciation and amortization...................................                 525                   873
       Provision for doubtful accounts.................................                  14                   326
    Changes in operating assets and liabilities
       Accounts receivable.............................................              (4,723)                  811
       Prepaid expenses................................................                (965)                   51
       Accounts payable and accrued liabilities........................              (1,728)                 (834)
       Accrued payroll and employee benefits...........................                (479)                  133
       Income taxes payable and current deferred income tax............                  27                   183
                                                                                   --------              --------
          Net cash  (used)/provided by operating activities............              (6,158)                2,189
                                                                                   --------              --------

Cash flows from investing activities:
    Capital expenditures...............................................                (614)                 (720)
    Acquisition of BCS, Inc., net of cash acquired.....................                (314)                    -
    Acquisition of PLG, Inc............................................                   -                  (501)
    Sales of short-term investments....................................               9,030                 1,858
      Purchases of short-term investments..............................
                                                                                     (1,064)               (1,955)
    Other assets.......................................................                 101                    (7)
                                                                                   --------              --------
       Net cash provided/(used) by investing activities................               7,139                (1,325)
                                                                                   --------              --------

Cash flows from financing activities:
       Proceeds from borrowings and issuance of long-term obligations..                   7                     4
       Repayments of borrowings and long-term obligations..............                (811)                  (51)
       Net purchases of common stock...................................                   -                  (510)
       Net issuance and retirements of common stock....................                  30                    72
                                                                                   --------              --------
Net cash used by financing activities..................................                (774)                 (485)
                                                                                   --------              --------
Net increase in cash and cash equivalents..............................                 207                   379
Cash and cash equivalents at beginning of period.......................               4,465                 7,401
                                                                                   --------              --------
Cash and cash equivalents at end of period.............................            $  4,672              $  7,780
                                                                                   ========              ========

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE FISCAL QUARTERS ENDED
                       APRIL 4, 1997 AND MARCH 29, 1996


NOTE 1:   BASIS OF PRESENTATION

The Failure Group, Inc. ("FGI" and, together with its subsidiaries, the "Company") is a multidisciplinary organization providing engineering consulting, scientific, investigation and information support services. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

The accompanying condensed, consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of FGI and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters ended April 4, 1997 and March 29, 1996, are not necessarily representative of the results of future quarterly or annual periods.

Administrative compensation expense which had been included in general and administrative expenses has been reclassified to professional compensation. Additionally, bad debt expense which had been included in other operating expense is now included in general and administrative expenses. Prior year numbers have been restated to conform with the current presentation.

NOTE 2:   ACQUISITIONS

On August 1, 1996, the Company acquired all the outstanding capital stock of Environmental Health Strategies, Inc., ("EHS") for a combination of cash and stock. On January 4, 1997 the Company acquired all the outstanding capital stock of Broadcast Communication Systems, Inc., ("BCS"). The results of operations of these acquisitions have been included in the accompanying, condensed, consolidated financial statements from the date of their acquisition. The inclusion of these acquisitions are considered immaterial, thus separate disclosure is not stated.

On April 27, 1997, the Company signed a definitive agreement to acquire Performance Technologies, Incorporated ("PTI"), a privately-held environmental science and engineering firm. The acquisition will be consummated on May 16, 1997, whereby, FGI will acquire all the stock of PTI for $7.5 million in cash and 480,002 shares of stock, valued at approximately $2.4 million. The acquisition will be accounted for under the purchase method of accounting and, accordingly, the purchase price will be allocated to the net assets acquired based on the estimated fair market value at the date of acquisition. Of the total purchase price, the Company expects that approximately $7.2 million will be recorded as goodwill, which reflects the excess of the purchase price over the fair value of the net assets acquired. The goodwill is expected to be amortized over twenty years using the straight-line method.

NOTE 3:   RECENT ACCOUNTING PRONOUNCEMENTS

In January 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,"Earnings Per Share". SFAS 128 requires the presentation of basic earning per share ("EPS") and, for companies with complex capital structures [or potentially dilutive securities, such as convertible debt, options and warrants], diluted EPS. SFAS No. 128 is effective for the annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from fully diluted earning per share as presented in the accompanying consolidated financial statements.

NOTE 4:   SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental disclosure of cash flow information, in thousands.

                                            Quarters Ended
                                 ----------------------------------------
                                 April 4, 1997             March 29, 1996
                                 -------------             --------------

Cash paid during the period:
         Interest                  $   342                       $  554
                                   -------                       ------

         Income taxes              $ 1,883                       $  256
                                   -------                       ------

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the attached unaudited, condensed, consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 1997, which is contained in the Company's 1996 Annual Report on Form 10K.


GENERAL

The Company derives a substantial majority of its revenues from professional service activities. Revenues from professional services are principally derived under "time and expenses" and "fixed-fee" billing arrangements, and are recorded as work is performed. Professional fees are a function of the total number of hours billed to clients and the associated hourly billing rates or fixed-fee arrangement with the client. The Company also derives revenue from equipment fees and net billed expenses which consist primarily of fees charged to clients for use of the Company's equipment and facilities in connection with services provided. Other revenue is generated primarily from photographic services. The Company's principal expenses are professional compensation and related expenses.

RESULTS OF OPERATIONS

1997 fiscal quarter ended April 4, 1997 compared to 1996 fiscal quarter ended
-----------------------------------------------------------------------------
March 29, 1996
--------------

Revenues for the first quarter of 1997 were $17.9 million compared to $15.0 million for the same fiscal quarter of 1996, an increase of 19.1%. Approximately $1 million of revenue for the first quarter of 1997 were contributed from business units of the Company acquired between the end of the first quarter of 1996 and the end of the first quarter of 1997, (the "Acquired Businesses"). Excluding the revenues attributed to such acquisitions, professional fees were $15.4 million for the quarter, 14.1% higher than the $13.5 million for the comparable quarter of 1996. This increase is a result of a higher average billable rate compared to the same period in the previous year.

Equipment fees and net billed expenses for first quarter ended April 4, 1997, reflected a decline of 7.6%, as compared to the same period in 1996. The decrease was a result of a decline in the usage of the Company's software and database equipment and a reduction in the usage of the Company's test facility in Phoenix for non-litigation projects.

The Company will strive to grow revenues through continued recruitment of new personnel for selected practice areas, increase marketing efforts and ongoing exploration of potential acquisition opportunities, yet there is no assurance such revenues growth can be achieved.

Compensation and related expenses, which relate to employees involved directly in the Company's consulting/professional practice, increased 20.2% to $11.3 million for the first quarter of 1997 as compared to $9.4 million for the same period in 1996. Approximately $754,000 of the increase was the result of the addition of new technical staff, offset by a decline in non-technical employees, and approximately $707,000 was from the inclusion of compensation and related expenses attributable to the Acquired Businesses. Compensation, as a percentage of total revenues, was 63.3% for the first quarter of 1997 as compared to 62.5% for the same period in 1996.

Other operating expenses in the first quarter of 1997 increased 6.1% to $3.4 million from $3.2 million in the comparable quarter of 1996. This quarter-to-quarter increase was primarily due to the inclusion of operating expenses attributable to the Acquired Businesses, totaling approximately $176,000. Excluding such expenses, other operating expenses remained flat on a quarter-to-quarter comparison. Other operating expenses were 18.8% of total revenues for the first quarter of 1997 as compared to 21.1% for the comparable quarter of 1996.

Excluding $211,000 for the inclusion of general and administrative expenses attributable to the Acquired Businesses, general and administrative expenses remained relativity flat at $1.4 million for the first quarter of 1997 and for the same period in 1996. General and administrative expenses represented 8.9% of total revenues for the first quarter of 1997 compared to 9.4% for the first quarter of 1996.

Other income (expense) consists primarily of interest expense on the Company's mortgage obligation, net of investment income earned on available cash and short-term investments and rental income from leasing excess space in the Company-owned operating facilities located in Menlo Park, California. It increased from $36,000 in the first quarter 1996 to $355,000 for the first quarter of 1997. This change was due to from higher rental income, coupled with lower interest expense on the Company's building mortgage. In August 1996, the Company refinanced its building mortgage which held a 10.75 percent fixed rate note, amortized on a 30-year basis with the balance due in 1999, to the new note in the amount of $18.7 million, having a 15-year term with a floating rate tied to LIBOR. This rate is subject to adjustment every six months.

LIQUIDITY AND CAPITAL RESOURCES

1997 fiscal quarter ended April 4, 1997 compared to 1996 fiscal quarter ended
-----------------------------------------------------------------------------
March 29, 1996
--------------

Net cash used by operating activities was $6.2 million in the first three months of 1997 compared to net cash provided by operating activities of $2.2 million for the comparable period of fiscal 1996. This quarter-to-quarter decrease can be attributed to the change in accounts receivable compared to the prior year. Accounts receivable represented 139 days of revenue at April 4, 1997 compared with 106 days at March 29, 1996. The Company is focused on this issue and anticipates a reduction in the receivable balance in the future; however there can be no assurance that the Company will be successful in such efforts.

Net cash provided by investing activities was $7.1 million for the first quarter of 1997 as compared to net cash used by investing activities of $1.3 million for the comparable quarter of 1996. This increase was a result of reducing short-term investments to make cash available for acquisitions, capital expenditures and day-to-day activities.

Net cash used by financing activities was $774,000 for the first three months of fiscal 1997 compared to $485,000 in the comparable period of fiscal 1996. A significant portion of the cash used was for a principal paydown on the Company's building mortgage.

At April 4, 1997, the Company had $4.7 million in cash balances, $12.2 million in short-term investments and a $10 million line of credit agreement. There were no borrowings against the line of credit in the first quarter of 1997. The Company's long-term obligations on April 4, 1997, consisted primarily of a mortgage obligation for the Company's corporate office facility in the San Francisco area in the amount of $18.1 million. Management believes that its existing cash and short-term investment balances, together with existing bank credit facilities and funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs through at least the next twelve-month period.

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



                                              THE FAILURE GROUP, INC.
                                              -------------------------
                                                     Registrant




Date: May 19, 1997                            /s/ Michael R. Gaulke
     ------------------                       -------------------------
                                              Michael R. Gaulke
                                              President and CEO

                                INDEX TO EXHIBITS
                                -----------------



Exhibit
Number        Description of Document                                  Page
-------       -----------------------                                  ----
11.1          Statement Regarding Computation of Net Income            12
              Per Share

27.1          Financial Data Schedule                                  13