Form 10-K/A
period 1997-01-03
FAILURE GROUP INC
filed 1997-08-06
CIK 851520

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K/A
                             Amendment No. 2 to


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

                              EXPLANATORY NOTE

        This Annual Report on ("Form 10-K/A") is being filed as Amendment No. 2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1997 ("Form 10-K") and Amendment No. 1
("Form 10-K/A") filed May 5, 1997 for the purpose of amending the Independent Auditors' Report on Schedule and Exhibit 23.1, Independent Auditors' Consent.

                   Independent Auditors' Report on Schedule
                   ----------------------------------------


The Board of Directors and Stockholders
The Failure Group, Inc.:


Under date of January 30, 1997, we reported on the consolidated balance sheets of The Failure Group, Inc. and subsidiaries as of January 3, 1997 and December 29, 1995, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended January 3, 1997, as contained the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the January 3, 1997, annual report on Form 10-K of The Failure Group, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP


Palo Alto, California
January 30, 1997