Form 10-Q
period 1997-07-04
FAILURE GROUP INC
filed 1997-08-15
CIK 851520

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended July 4, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to
                                ----------    -----------

Commission File Number 0-18655
                       -------

                            THE FAILURE GROUP, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         77-0218904
 ---------------------------                               ----------
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation)                                      Identification Number)


149 COMMONWEALTH DRIVE, MENLO PARK, CALIFORNIA                 94025
----------------------------------------------                --------
    (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code   (650) 326-9400
                                                    ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES  X    No
                                                       ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at August 2, 1997
----------------------------             -----------------------------
Common Stock $.001 par value                     7,304,238 shares

                    THE FAILURE GROUP, INC. AND SUBSIDIARIES


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      FOR THE QUARTERS AND SIX MONTHS ENDED JULY 4, 1997 AND JUNE 28, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Quarters Ended       Six Months Ended
                                                        --------------------  --------------------
                                                         July 4,    June 28,   July 4,    June 28,
                                                          1997       1996       1997       1996
                                                        ---------  ---------  ---------  ---------

Revenues
     Professional fees................................   $16,440    $14,340    $32,866    $27,884
     Equipment fees and billed expenses...............     2,160      1,455      3,406      2,803
     Other revenue....................................       122        109        327        228
                                                         -------    -------    -------    -------
                                                          18,722     15,904     36,599     30,915
                                                         -------    -------    -------    -------

Operating expenses

     Professional compensation and related expenses...    11,833      9,563     23,145     18,942
     Other operating expenses.........................     3,488      3,355      6,853       6528
     General and administrative expenses..............     1,535      1,441      3,122       2851
                                                         -------    -------    -------    -------
                                                          16,856     14,359     33,120     28,321
                                                         -------    -------    -------    -------

       Operating income...............................     1,866      1,545      3,479      2,594

Other income and expense
     Interest Income (Expense)........................      (317)      (318)      (479)      (693)
     Misc. Income (Expense)...........................       508        363      1,025        774
                                                         -------    -------    -------    -------
                                                             191         45        546         81


       Income before income taxes.....................     2,057      1,590      4,025      2,675

Provision for income taxes............................       833        644      1,630      1,083
                                                         -------    -------    -------    -------

       Income before extraordinary item...............   $ 1,224    $   946    $ 2,395    $ 1,592
                                                         -------    -------    -------    -------

Extraordinary item (net of taxes of $301).............        --       (443)        --       (443)
                                                         -------    -------    -------    -------

       Net income.....................................   $ 1,224    $   503    $ 2,395    $ 1,149
                                                         =======    =======    =======    =======

Income per share before extraordinary item............   $   .17    $   .14    $   .34    $   .24
                                                         =======    =======    =======    =======

Extraordinary item per share..........................   $     -    $  (.07)   $    --    $  (.07)
                                                         =======    =======    =======    =======

Net income per share..................................   $   .17    $   .08    $   .34    $   .17
                                                         =======    =======    =======    =======

Weighted average number of common shares..............     7,189      6,618      7,012      6,665
                                                         =======    =======    =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       July 4, 1997 AND JANUARY 3,  1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       July 4, 1997      JANUARY 3,  1997
                                                                       ------------      ----------------
                          Assets

Current assets:
 Cash and cash equivalents.........................................        $ 5,174             $ 4,465
 Short-term investments............................................          7,187              20,271
 Accounts receivable, net of allowance for doubtful accounts of
   $1,250 and $1,500 at July 4, 1997 and January 3, 1997,
   respectively....................................................         28,296              19,710
 Prepaid expenses and other assets.................................          5,173               4,927
                                                                           -------             -------
      Total current assets.........................................         45,830              49,373
                                                                           -------             -------
Property, equipment and leasehold improvements, net................         29,710              28,789
Other assets.......................................................          9,950               2,416
                                                                           -------             -------
                                                                           $85,490             $80,578
                                                                           =======             =======
              Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable and accrued liabilities..........................        $ 3,231             $ 4,047
 Notes payable and current installments of long-term obligations...            625               1,250
 Accrued payroll and employee benefits.............................          7,688               5,590
 Income taxes payable and deferred income taxes....................            389                 928
                                                                           -------             -------
     Total current liabilities.....................................         11,933              11,815
                                                                           -------             -------
Long-term obligations, net of current installments.................         18,523              18,505
Deferred income taxes..............................................            987                 987
                                                                           -------             -------
     Total liabilities.............................................         31,443              31,307
                                                                           =======             =======

Stockholders' equity:
 Common stock, $.001 per value; 20,000,000 shares authorized;
    7,902,496 shares issued and outstanding at July 4, 1997
    and January 3, 1997............................................              8                   8
 Additional paid-in capital........................................         32,996              33,013
 Net unrealized gain on investments................................              2                  56
 Retained earnings.................................................         23,928              21,644
 Treasury shares, at cost; 598,258 and 1,096,659 shares at
  July 4, 1997 and January 3, 1997, respectively...................         (2,887)             (5,450)
                                                                           -------             -------
      Total stockholders' equity...................................         54,047              49,271
                                                                           -------             -------
                                                                           $85,490             $80,578
                                                                           =======             =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Six Months Ended July 4, 1997 and JUNE 28, 1996
                                 (in thousands)

                                                        Six Months Ended
                                                   -----------------------------
                                                   July 4, 1997    June 28, 1996
                                                   ------------    -------------

   ..............................................
Cash flows from operating activities
Net income, (before extraordinary
item for 1996)...................................    $ 2,395         $  1,592
Adjustments to reconcile net income
to net cash provided by
operating activities
Depreciation and amortization....................      1,716            1,750
Extraordinary item, retirement of
debt (net of taxes)..............................          -             (443)
Provision for doubtful accounts..................        110              939
Changes in operating assets and liabilities
Accounts receivable..............................     (4,512)          (3,525)
Prepaid expenses.................................       (904)            (270)
Accounts payable and accrued liabilities.........     (1,829)             566
Accrued payroll and employee benefits ...........      1,378              691
Income taxes payable and current
deferred income tax..............................       (539)             289
                                                   ---------       ----------
Net cash (used)/provided by
operating activities.............................     (2,185)           1,589
                                                   ---------       ----------

Cash flows from investing activities
Capital expenditures.............................     (1,894)          (1,405)
Acquisition of PTI, Inc. net of cash
acquired.........................................     (7,495)               -
Acquisition of BCS, Inc. net of cash
acquired.........................................       (314)               -
Acquisition of PLG, Inc..........................          -             (501)
Sales of short-term investments..................     15,948            5,227
Purchases of short-term investments..............     (2,945)          (8,579)
Other assets.....................................        341             (110)
                                                   ---------       ----------
Net cash provided/(used) by
investing activities.............................      3,641           (5,368)
                                                   ---------       ----------

Cash flows from financing activities

Proceeds from borrowings and issuance
of long-term obligations.........................          -                8
Repayments of borrowings and
long-term obligations............................       (807)             (91)
Net purchases of common stock....................         60           (1,024)
Net issuance and retirements of
common stock.....................................          -              185
                                                   ---------       ----------
Net cash used by financing activities............       (747)            (922)
                                                   ---------       ----------
Net increase(decrease) in cash and cash
equivalents......................................        709           (4,701)
Cash and cash equivalents at beginning
of period........................................      4,465            7,401
                                                   ---------       ----------
Cash and cash equivalents at end of
period...........................................    $ 5,174          $ 2,700
                                                   =========       ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE FAILURE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  For the Fiscal Quarters AND SIX MONTHS ENDED JULY 4, 1997 AND JUNE 28, 1996


NOTE 1:   BASIS OF PRESENTATION

     The Failure Group, Inc. ("FGI" and, together with its subsidiaries, the "Company") is a multidisciplinary organization providing engineering consulting, scientific investigation and information support services. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

     The accompanying condensed, consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of FGI and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the quarter and six month period ended July 4, 1997, are not necessarily representative of the results of future quarterly or annual periods.

Administrative compensation expense which had been included in general and administrative expenses has been reclassified to professional compensation. Additionally, bad debt expense which had been included in other operating
expense is now included in general and administrative expenses.   Prior year
numbers have been restated to conform with the current presentation

NOTE 2:   ACQUISITIONS

On August 1, 1996, the Company acquired all the outstanding capital stock of Environmental Health Strategies, Inc., ("EHS") for a combination of cash and stock. On January 4, 1997 the Company acquired all the outstanding capital stock of Broadcast Communication Systems, Inc., ("BCS"). The results of operations of these Acquisitions have been included in the accompanying, condensed, consolidated financial statements from the date of their acquisition. The inclusion of these Acquisitions are considered immaterial, and thus separate disclosure is not provided. These collective purchases are herein referred to as the "Acquired Businesses".

On April 28, 1997, the Company announced the signing of a definitive agreement to acquire Performance Technologies, Incorporated, d.b.a. PTI Environmental Services ("PTI"), a privately-held environmental science and engineering firm. The acquisition was consummated on May 16, 1997, whereby FGI acquired all of the stock of PTI for approximately $7.5 million in cash and 480,002 shares of stock valued at approximately $2.4 million. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired based on the estimated fair market value at the date of acquisition. The Company recorded approximately $7.2 million as goodwill, which reflects the excess of the purchase price over the fair value of the net assets acquired. The goodwill will be amortized over twenty years using the straight-line method.

The results of operations of PTI have been included in the accompanying condensed, consolidated financial statements from the date of acquisition. Results of operations for the quarter and year-to-date ended July 4, 1997 and June 28, 1996, assuming the Company and PTI were combined at the beginning of that period, would have been as follows (in thousands, except per share data):

EHS, BCS and PTI are herein referred as the "Acquisitions".



                                      Quarter Ended   Six Months Ended
                                       July 4, 1997      July 4, 1997
                                      -------------   ----------------
          Revenues                        $20,257            $41,248
                                          =======            =======

          Net income                      $ 1,009            $ 2,425
                                          =======            =======

          Net income per share            $  0.14            $  0.35
                                          =======            =======


NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

     In January 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". SFAS 128 requires the presentation of basic earning per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for the annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from fully diluted earning per share as presented in the accompanying consolidated financial statements.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g., unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The Company is in the process of determining its preferred format. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

This Statement is effective with the fiscal 1998 financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

This statement is effective with the year-end 1998 financial statements. Comparative information for interim periods in the initial year of application, 1998, is to be reported in financial statement for interim periods in the second year of application, 1999.

Note 4:   SUPPLEMENTAL CASH FLOW INFORMATION

          The following is supplemental disclosure of cash flow information, in thousands.


                                              Six Months Ended
                                        ------------------------------
                                        July 4, 1997     June 28, 1996
                                        ------------     -------------
Cash paid during the period:
    Interest                                $  912          $1,196
                                            ------          ------

    Income taxes                            $2,083          $  490
                                            ------          ------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited, condensed, consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 1997, which is contained in the CompanyOs 1996 Annual Report.


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

RESULTS OF OPERATIONS

1997 fiscal quarter and six months ended July 4, 1997 compared to 1996 fiscal quarter and six months ended June 28, 1996

Revenues for the 1997 second quarter increased by 18% to $18.7 million, as compared to $15.9 million for the second quarter of 1996. Additionally, revenues for the first six months in 1997 increased 18% to $36.6 million as compared to $30.9 million for the comparable period of the prior year. These increases were partially a result of the inclusion of the Acquired Businesses totaling $1.5 million for the 1997 second quarter and $2.5 million on a year to date basis. Additionally, the acquisition of PTI contributed $1.7 million in revenues for the second quarter and six months ending July 4, 1997. Excluding ll Acquisitions, revenues for the second quarter decreased 2% over the same quarter of the prior year, but comparable year-to-date revenues increased 5%.

Professional fees for the second quarter and first six months of 1997 increased 15% and 18%, respectively. Second quarter professional fees revenues were $16.4 million compared to $14.3 million for the same period of the prior year, while year-to-date professional fee revenues were $32.9 million for 1997 compared to $27.9 million for 1996. These revenues include $1.5 million of Acquired Business revenues for the quarter and $2.5 million of revenues year-to-date combined with $855,000 of PTI quarterly and year-to-date revenues. Excluding these revenues, professional fees for the second quarter decreased by 1% as a result of a reduction in billable hours, while year-to-date 1997 professional fees revenues increased 6% due to a higher average billable rate.

Equipment fees and net billed expenses were 48% and 22% higher than the comparable six month period and year-to-date period in the prior year. Excluding $830,000 of PTI quarterly and year-to-date revenues, equipment fees decreased for the comparable quarter by 9% and for the comparable year by 8%. This decrease was a result of a decline in the usage of the Company's software and database equipment.

The principal focus of the Company is to increase its revenues and contain its level of spending. To accomplish this goal the Company continues to expand and diversify its practice areas by leveraging senior personnel, continued focus on marketing initiatives, development of new markets, expansion of existing branch offices and continued exploration of potential Acquisitions. Additionally, the Company will remain vigilant with regards to its focus on cost management. However, there can be no assurance that the Company will be able to achieve these goals.

Professional compensation and related expense increased by 24% to $11.8 million in the second quarter of 1997 compared to $9.6 million for the same period in 1996. Compensation from the Acquired Businesses contributed $749,000, while PTI contributed $1.1 million. Excluding the Acquisitions, compensation increased 4% over the same quarter of the previous year, which was attributable to a Company-wide salary increase, which took effect in April 1997. Professional compensation, as a percentage of total revenues, excluding the effect of the Acquisitions, increased to 64% for the second quarter of 1997 as compared to 60% for the second quarter of 1996. Professional compensation and related expenses for the first six-month period ending July 4, 1997 and June 28, 1996, increased 22% to $23.1 million for 1997 to $18.9 million for 1996. Excluding compensation from the Acquired Businesses of $1.5 million and PTI's compensation of $1.1 million, these expenses increased 9% over the comparable six month period, resulting from a Company-wide salary increase. Professional compensation and related expenses excluding the Acquisitions represented 66% of total revenues for the first six months of 1997 compared to 61% for the first six months of 1996.

Other operating expenses in the second quarter and first six months of 1997 increased 4% and 5%, respectively. This increase for the quarter included $197,000 of the Acquired Businesses operating expenses and $248,000 of PTI expenses. Year-to-date, there were $373,000 of Acquired Businesses expenses, coupled with $248,000 of PTI expenses. Excluding the Acquisitions, other operating expenses for the quarter and year-to-date were $3.0 million compared to $3.4 million, and $6.2 million compared to $6.5 million, respectively. These decreases on a quarterly and yearly comparison over the prior quarter and year can be attributed to a decline of 30% and 16%, respectively, in computer expenses and a 17% and 20%, respectively, decline in depreciation expense as a result of replacing the Company's accounting software. Other operating expenses, excluding the Acquisitions were 20% of total revenues for the second quarter and first six months of 1997 as compared to 21% for the comparable quarter and six month period in 1996.

General and administrative expenses ("G&A") in the second fiscal quarter of 1997 were $1.5 million as compared to $1.4 million for the same period of the previous year. This amount included $277,000 of Acquired Businesses G&A expenses, plus $187,000 of PTI G&A expenses. Excluding the Acquisitions, G&A decreased by 26%. This decrease can be attributed to a decrease in bad debt expense as the result of significant collections of older receivables and a 49% decrease in marketing expense. G&A expenses excluding the Acquired Businesses represented 7% of total revenues for the second quarter of 1997 and 9% for the second quarter of 1996. For the first six months of 1997, G&A increased 10% to $3.1 million as compared to $2.9 million for the corresponding period in 1996. Excluding the $488,000 of Acquired Businesses G&A expenses, plus $187,000 of PTI expenses, the decrease was primarily attributable to a decline in bad debt expense and a decrease in marketing expense as a result of cost cutting measures. G&A expense, excluding the Acquisitions, represented 8% of total revenues for the first six month period in 1997 as compared to 9% for the comparable period of 1996.

Other income (expense) consisted primarily of interest expense on the Company's mortgage obligation, net of investment income earned on available cash and short-term investment and rental income from leasing excess space in the Company-owned operating facilities located in Menlo Park, California. Included in other income (expense) was a $5k gain and a $23k loss from sales of marketable securities in 1997 compared to a $4k gain and a $29k loss in 1996. The primary changes in other income (expense) for the second quarters and the first six-month periods of 1997 and 1996 were derived from higher rental income and lower interest expense due to refinancing the building mortgage offset by reduced investment income as a result of a decline in short-term investments and lower interest rates.

In August 1996, the Company refinanced its building mortgage which held a 10.75 percent fixed rate note, amortized on a 30-year basis with the balance due in 1999, to the new note in the amount of $18.7 million, having a 15-year term with a floating rate tied to LIBOR. This note is collateralized by the building and the rate is subject to adjustment every six months.

LIQUIDITY AND CAPITAL RESOURCES

1997 fiscal quarter and six months ended July 4, 1997 compared to 1996 fiscal quarter and six months ended June 28, 1996

Net cash used by operating activities was $2.2 million in the first six months of 1997 compared to net cash provided of $1.6 million for the comparable period in 1996. This decrease in cash provided by operating activities can be attributable to higher outstanding Accounts Receivable compared to the prior year due to increased revenues and the impact of the Acquisitions. Accounts receivable represented 115 days of revenue at July 4, 1997 compared with 125 days at June 28, 1996. This decrease was primarily attributable to a 4 day reduction in the collection of accounts receivable as a result of stronger collection policies and a 6 day decline in the billings of our work-in-process. Additionally, there was a significant amount of general accounts payable expenses paid during the period to reduce the outstanding payable balance.

Net cash provided by investing activities for 1997 was $3.6 million as compared to net cash used by investing activity of $5.4 million for 1996. This increase was a result of the sales of short-term investments, partially offset by the cash used to purchase the equity of the Acquired Businesses and PTI.

Net cash used by financing activities was $747,000 in the first six months of fiscal 1997 compared to $922,000 in the comparable period of fiscal 1996. The decline in cash used over the prior year was a result of the Company repurchasing 177,000 shares of its common stock in 1996, compared to no stock in 1997, offset somewhat by the principal pay- down of the Company's mortgage.

At July 4, 1997, the Company had $5.2 million in cash balances, $7.2 million in short-term investments and a $10 million line of credit agreement renewed in August of 1997. There have been no borrowings against this line of credit in 1997. The Company's long-term obligations on July 4, 1997, consisted primarily of a mortgage obligation for the Company's office facility in the San Francisco area in the amount of $18.1 million which was refinanced as of August 1, 1996. (See "Results of Operations" for the details of the refinancing). Management believes that its existing cash and short-term investment balances, together with existing bank credit facilities and funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs through at least the next twelve-month period.

                          PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

On May 16, the Company issued 480,002 shares of its Common Stock in connection with the acquisition of PTI as described in the Company's Current Report on Form 8-K, as amended filed with the Securities and Exchange Commission (the "Commission") on May 30, 1997. The issuance of the Common Stock was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. In such transaction, the recipients of the Common Stock represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transaction.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1997 Annual Meeting of Stockholders held on July 23, 1997 (the "Annual Meeting"), the following individuals were elected to the Board of
Directors:

                                                    BROKER
                             FOR      WITHHELD     NON-VOTES
                          ---------   ---------    ---------

 Michael R. Gaulke        5,821,690     902,569        N/A
 Samuel H. Armacost       5,819,163     905,096        N/A
 Barbara Barrett          5,822,424     901,835        N/A
 Robert A. Kadlec         5,296,579   1,427,680        N/A
 Jon R. Katzenbach        5,819,729     904,530        N/A
 Edward J. Keith          5,820,020     904,239        N/A
 Subbaiah V. Malladi      5,223,224   1,501,035        N/A
 Roger L. McCarthy        5,687,311   1,036,948        N/A
 George T. VanGilder      5,823,724     900,535        N/A

The following proposals were approved by the stockholders at the Company's Annual Meeting:

                                                 FOR               AGAINST            VOTES            BROKER
                                                VOTES               VOTES            WITHHELD          NON-VOTE
                                              ---------           ---------          --------          --------
1.   To amend the Company's                    5,851,519           629,685            27,695            215,360
     Bylaws to increase the number
     of directors to nine and to
     eliminate the requirement for
     shareholder approval to change
     the authorized number of directors

2.   To amend the Company's 1990               4,379,833         1,404,820            41,353            898,253
     Stock Option and Rights Plan
     by increasing the number of shares
     reserved for issuance by 450,000
     shares

3.   Appointment of KPMG Peat                  6,715,370             5,375             3,514                  0
     Marwick LLP as independent
     auditors for the period ending
     January 2, 1998

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 11.1, "Statement Regarding Computation of Net Income Per Share"
     Exhibit 27.1 "Financial Data Schedule"

(b) On July 30, 1997, the Company filed with the Commission Form 8-K/A, which was amendment number 1 to the Company's Current Report on Form 8-K with the Commission on May 30, 1997, regarding the acquisition of PTI.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE FAILURE GROUP, INC.
                                       -------------------------
                                              Registrant



Date:  August 14, 1997                 /s/ Michael R. Gaulke
     -----------------                 ------------------------------------
                                       Michael R. Gaulke, President and CEO

                               Index to Exhibits
                               -----------------



Exhibit
Number       Description of Document                         Page
-------      -----------------------                         ----

11.1         Statement Regarding Computation of Net Income     11
             Per Share

27.1         Financial Data Schedule                           12
