Form 10-Q
period 1997-10-03
FAILURE GROUP INC
filed 1997-11-14
CIK 851520

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                           -------------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_________________

Commission File Number 0-18655
                       -------

                            THE FAILURE GROUP, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                                       77-0218904
                --------                                       ----------
(State or other jurisdiction of incorporation)              (I.R.S. Employer
                                                         Identification Number)

149 COMMONWEALTH DRIVE, MENLO PARK, CALIFORNIA                  94025
----------------------------------------------                  -----
    (Address of principal executive office)                   (Zip Code)


Registrant's telephone number, including area code          (650) 326-9400
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
                                                        YES   X    No
                                                            -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at November 3, 1997
----------------------------                    -------------------------------
Common Stock $.001 par value                            7,417,539 shares

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      OCTOBER 3, 1997 AND JANUARY 3, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    OCTOBER 3, 1997   JANUARY 3, 1997
                                                                      (Unaudited)
                                                                    ----------------  ----------------
         ASSETS

Current assets:
 Cash and cash equivalents........................................          $ 5,369           $ 4,465
 Short-term investments...........................................            5,465            20,271
 Accounts receivable..............................................           28,963            19,710
 Prepaid expenses and other assets................................            5,435             4,927
                                                                            -------           -------
   Total current assets...........................................           45,232            49,373
                                                                            -------           -------
Property, equipment and leasehold improvements, net...............           29,584            28,789
Other assets......................................................           10,900             2,416
                                                                            -------           -------
                                                                            $85,716           $80,578
                                                                            =======           =======
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities.........................          $ 3,444           $ 4,047
 Notes payable and current installments of long-term obligations..            1,248             1,250
 Accrued payroll and employee benefits............................            6,354             5,590
 Income taxes payable and deferred income taxes...................            1,138               928
                                                                            -------           -------
   Total current liabilities......................................           12,184            11,815
                                                                            -------           -------
Long-term obligations, net of current installments................           17,284            18,505
Deferred income taxes.............................................              987               987
                                                                            -------           -------
   Total liabilities..............................................           30,455            31,307
                                                                            =======           =======

Stockholders' equity:
 Common stock.....................................................                8                 8
 Additional paid-in capital.......................................           33,007            33,013
 Net unrealized gain on investments...............................               23                56
 Retained earnings................................................           25,035            21,644
  Treasury shares, at cost; 582,729 and 1,096,659 shares at
   October 3, 1997 and January 3, 1997, respectively..............           (2,812)           (5,450)
                                                                            -------           -------
    Total stockholders' equity....................................           55,261            49,271
                                                                            -------           -------
                                                                            $85,716           $80,578
                                                                            =======           =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 FOR THE QUARTERS AND NINE MONTHS ENDED OCTOBER 3, 1997 AND SEPTEMBER 27, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                Quarters Ended            Nine Months Ended
                                                  (Unaudited)                (Unaudited)
                                           ------------------------    ------------------------
                                           October 3,  September 27,   October 3,   September 27,
                                              1997         1996           1997           1996
                                           ---------    ----------     ----------     ----------
Revenues
--------
     Professional fees....................   $19,340      $11,711       $49,667        $36,539
     Equipment fees and billed expenses...       675        1,138         4,081          3,941
     Other revenue........................       163          146           490            374
                                             -------      -------       -------        -------
                                             $20,178      $12,995       $54,238        $40,854
                                             -------      -------       -------        -------
Operating expenses
------------------
     Compensation and related expenses....    12,538        7,975        33,591         24,694
     Other operating expenses.............     3,728        3,151        10,290          9,259
     General and administrative expenses..     1,961        1,248         4,927          3,813
                                             -------      -------       -------        -------
                                             $18,227      $12,374       $48,808        $37,766
                                             -------      -------       -------        -------
       Operating income...................     1,951          621         5,430          3,088

Other income and expense
------------------------
     Interest Expense, net................      (359)        (384)         (855)        (1,102)
     Misc. Income, net....................       529          411         1,552          1,168
                                             -------      -------       -------        -------
                                                 170           27           697             66
     Income from continuing operations....     2,121          648         6,127          3,154
     before income taxes
  Provision for income taxes                     859          263         2,481          1,277
                                             -------      -------       -------        -------
     Income from continuing operations....   $ 1,262      $   385       $ 3,646        $ 1,877
     and before extraordinary item

  Discontinued operations
       Income (loss) from operations
        of PLG............................   $  (155)     $    10       $  (144)       $   110
                                             -------      -------       -------        -------

       Income before extraordinary item...   $ 1,107      $   395       $ 3,502        $ 1,987

  Extraordinary item
        (net of taxes of $301)............   $    --      $    --       $    --        $  (443)
                                             -------      -------       -------        -------
       Net income.........................   $ 1,107      $   395       $ 3,502        $ 1,544
                                             =======      =======       =======        =======

  Income per share from continuing
        operations........................   $  0.17      $  0.06       $  0.51        $  0.28
                                             =======      =======       =======        =======

  Discontinued item per share.............   $ (0.02)     $    --       $ (0.02)       $  0.02
                                             =======      =======       =======        =======

  Income per share before
        extraordinary item................   $  0.15      $  0.06       $  0.49        $  0.30
                                             =======      =======       =======        =======

  Extraordinary item per share............   $    --      $    --       $    --        $ (0.07)
                                             =======      =======       =======        =======

  Net income per share....................   $  0.15      $  0.06       $  0.49        $  0.23
                                             =======      =======       =======        =======

  Weighted average number of
        common shares.....................     7,593        6,720         7,113          6,640
                                             =======      =======       =======        =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     FAILURE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED OCTOBER 3, 1997 AND SEPTEMBER 27, 1996
                                (IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                            (Unaudited)
                                                                                   ------------------------------
                                                                                      OCTOBER 3,    SEPTEMBER 27,
                                                                                        1997            1996
                                                                                   --------------  --------------
   Cash flows from operating activities
   Net income, (before discontinued operation and extraordinary item for
   1996).....................................................................        $ 3,646        $  1,434
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization.............................................          2,710           2,892
   Provision for doubtful accounts...........................................            201           1,459
   Discontinued operations...................................................           (144)            110
   Extraordinary item, net of retirement of debt (net of taxes $301).........              -             443
   Changes in operating assets and liabilities
   Accounts receivable.......................................................         (6,541)         (2,422)
   Prepaid expenses..........................................................           (810)            421
   Accounts payable and accrued liabilities..................................         (1,478)           (280)
   Income tax receivable.....................................................              -               2
   Accrued payroll and employee benefits.....................................            120             138
   Income taxes payable and current deferred income tax......................            210               -
                                                                                     -------        --------
   Net cash provided by operating activities.................................         (2,086)          4,197
                                                                                     -------        --------

   Cash flows from investing activities
   Capital expenditures......................................................         (2,835)         (2,305)
   Acquisition of PLG, Inc...................................................              -            (501)
   Acquisition of EHS, Inc...................................................              -            (250)
   Acquisition of  BCS, Inc..................................................           (314)              -
   Acquisition of  PTI, Inc..................................................         (7,495)              -
   Purchase of short-term investments........................................         (4,557)         (8,076)
   Sales of short-term investments...........................................         19,300           3,681
   Other assets..............................................................            169               8
                                                                                     -------        --------
   Net cash used by investing activities.....................................          4,268          (7,443)
                                                                                     -------        --------

   Cash flows from financing activities
   Proceeds from borrowings and issuance of long-term obligations............              6          18,262
   Repayments of borrowings and long-term obligations........................         (1,429)        (18,684)
   Net purchases of common stock.............................................              -          (1,024)
   Net issuance and retirements of common stock..............................            145             322
                                                                                     -------        --------
   Net cash used by financing activities.....................................         (1,278)         (1,124)
                                                                                     -------        --------
   Net (decrease) increase in cash and cash equivalents......................           (904)         (4,370)
   Cash and cash equivalents at beginning of period..........................          4,465           7,401
                                                                                     -------        --------
   Cash and cash equivalents at end of period................................          5,369           3,031
                                                                                     =======        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE FAILURE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE FISCAL QUARTERS AND NINE MONTHS ENDED OCTOBER 3, 1997
                            AND SEPTEMBER 27, 1996


NOTE 1:  BASIS OF PRESENTATION

     The Failure Group, Inc. ("FGI" and, together with its subsidiaries, the "Company") is a multidisciplinary organization providing engineering consulting, scientific investigation and information support services. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

     The accompanying condensed, consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of FGI and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the quarter and nine month period ended October 3, 1997, are not necessarily representative of the results of future quarterly or annual periods.

Administrative compensation expense which had been included in general and administrative expenses has been reclassified to compensation and related
expense.   Additionally, bad debt expense which had been included in other operating expense is now included in general and administrative expenses. Prior year numbers have been restated to conform with the current year presentation.

NOTE 2:  DISPOSITION OF OPERATIONS

On September 18, 1997, the Company sold its PLG, Inc. ("PLG") subsidiary to EQE International, Inc. EQE has agreed to pay approximately $2.0 million in quarterly installments (plus interest at 10% annum), through March 18, 1999, with unamortized principal of approximately $1.0 million due and payable with the final quarterly installment, subject to certain post-closing adjustments. PLG was operating near breakeven with an annualized revenue run rate of approximately $5.0 million at the time of divestiture. The sale of PLG has been included in the accompanying, condensed, consolidated financial statements as discontinued operations. No gain or loss has been recognized from this disposition.

NOTE 3:  ACQUISITIONS

On August 1, 1996, the Company acquired all of the outstanding capital stock of Environmental Health Strategies, Inc., ("EHS") for a combination of cash and stock. On January 4, 1997 the Company acquired all of the outstanding capital stock of Broadcast Communication Systems, Inc. ("BCS"). The results of operations of these acquisitions have been included in the accompanying, condensed, consolidated financial statements from the date of their acquisition. The inclusion of these acquisitions are considered immaterial, and thus separate disclosure is not provided. These collective purchases are herein referred to as the "Acquired Businesses".

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

The results of operations of PTI have been included in the accompanying condensed, consolidated financial statements from the date of acquisition. Results of operations for year-to-date ended October 3, 1997, assuming the Company and PTI were combined at the beginning of that period, would have been as follows (in thousands, except per share data):


                                        Nine Months Ended
                                         October 3, 1997
                                        -----------------

          Revenues                          $58,887
                                            =======
          Net income                        $ 3,675
                                            =======
          Net income per share              $  0.52
                                            =======

The Acquired Businesses and PTI are collective referred to herein as the "Acquisitions".


NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

         In January 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". SFAS 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for the annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying condensed consolidated financial statements and that diluted EPS will not differ materially from fully diluted earning per share as presented in the accompanying condensed consolidated financial statements.

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

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective with the year-end 1998 financial statements. Comparative information for interim periods in the initial year of application, 1998, is to be reported in the financial statements for interim periods in the second year of application, 1999.

NOTE 5:  SUPPLEMENTAL CASH FLOW INFORMATION

         The following is supplemental disclosure of cash flow information, in thousands.


                                               Nine Months Ended
                                -------------------------------------------
                                    October 3, 1997      September 27, 1996
                                -----------------------  ------------------
Cash paid during the period:
          Interest                              $   947              $1,713
                                                -------              ------
          Income taxes                          $ 2,092              $1,030
                                                -------              ------
Noncash investing activities:
  Disposition of operations:
          Net working Capital                   $(1,172)                 --
          Property, equipment & leasehold
            improvements, net                      (264)                 --
          Other assets                             (458)                 --
          Notes Receivable                        2,104                  --

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

RESULTS OF OPERATIONS

1997 fiscal quarter and nine months ended October 3, 1997 compared to 1996 fiscal quarter and nine months ended September 27, 1996

Revenues for the 1997 third quarter increased by 55% to $20.2 million, as compared to $13.0 million for the third quarter of 1996. Additionally, revenues for the first nine months in 1997 increased 33% to $54.2 million as compared to $40.9 million for the comparable period of the prior year. These increases were partially a result of the inclusion of the Acquired Businesses totaling $1.5 million for the 1997 third quarter and $4.0 million on a year to date basis. Additionally, the acquisition of PTI contributed $3.4 million in revenues for the third quarter of 1997 and $5.1 million for the nine months ending October 3, 1997. Excluding the Acquisitions, revenues for the third quarter increased 20% over the same quarter of the prior year and 11% on a year-to-year basis.

Professional fees for the third quarter and first nine months of 1997 increased 65% and 36%, respectively, from 1996. Third quarter professional fees revenues were $19.3 million compared to $11.7 million for the same period of the prior year, while year-to-date professional fee revenues were $49.7 million for 1997 compared to $36.5 million for 1996. These revenues include $1.5 million of Acquired Business revenues for the quarter and $4.0 million of revenues year-to-date combined with $3.9 million of PTI quarterly revenues and $4.8 year-to-date revenues. Excluding these revenues, professional fees for the third quarter and year-to-date increased by 22% and 13%, respectively, as a result of an increase in billable hours.

Equipment fees and net billed expenses declined by 41% to $675,000 for the third quarter of 1997 as compared to $1.1 million for the third quarter of 1996. Excluding equipment fees for PTI, quarterly equipment fees increased 8%, but the year-to-date fees decreased 4%. Equipment fees were 4% higher than the comparable year-to-date period in the prior year, escalating to $4.1 million from $3.9 million. This decrease was a result of a decline in the usage of the Company's software and database equipment.


Compensation and related expenses increased by 57% to $12.5 million in the third quarter of 1997 compared to $8.0 million for the same period in 1996. Compensation and related expenses from the Acquired Businesses contributed $928,000, while PTI contributed $2.2 million. Excluding the Acquisitions, compensation increased 20% over the same quarter of the previous year, which was attributable to higher headcount and a Company-wide salary increase, which took effect in April 1997, plus higher overtime due to higher billable hours. Compensation, as a percentage of total revenues, excluding the effect of the Acquisitions, remained flat at 62% for the third quarter of 1997 and 1996. Compensation and related expenses for the first nine-month period ending October 3, 1997 and September 27, 1996, increased 36% to $33.6 million for 1997 from $24.7 million for 1996. Excluding compensation from the Acquired Businesses of $2.4 million and PTI's compensation of $3.3 million, these expenses increased 14% over the comparable nine month period, resulting from a Company-wide salary increase and from an increase in headcount. Compensation and related expenses excluding the Acquisitions represented 62% of total revenues for the first nine months of 1997 compared to 60% for the first nine months of 1996.

Other operating expenses in the third quarter and first nine months of 1997 increased 18% and 11%, respectively. This increase for the quarter included $248,000 of the Acquired Businesses operating expenses and $495,000 of PTI expenses. Year-to-date, there were $621,000 of Acquired Businesses expenses, and $744,000 of PTI expenses. Excluding the Acquisitions, other operating expenses for the quarter and year-to-date were $3.0 million compared to $3.1 million, and $8.9 million compared to $9.3 million, respectively. These decreases on a quarterly and yearly comparison over the prior quarter and year can be attributed to a decline of 16% and 14%, respectively, in computer expenses and a 15% and 27%, respectively, decline in depreciation expense as a result of replacing the Company's accounting software. Other operating expenses, excluding the Acquisitions were 20% and 25%, respectively, of total revenues for the third quarter of 1997 and 1996 and 20% and 23% for the first nine months of 1997 and 1996.

General and administrative expenses ("G&A") in the third fiscal quarter of 1997 were $2.0 million as compared to $1.2 million for the same period of the previous year. This amount included $307,000 of Acquired Businesses G&A expenses, plus $408,000 of PTI G&A expenses. Excluding the Acquisitions, G&A remained constant to the comparable quarter in 1996. G&A expenses excluding the Acquired Businesses represented 8% of total revenues for the third quarter of 1997 and 9% for the third quarter of 1996. For the first nine months of 1997, G&A increased 29% to $4.9 million as compared to $3.8 million for the corresponding period in 1996. Excluding the $795,000 of Acquired Businesses G&A expenses, plus $595,000 of PTI expenses, the 6% decrease was primarily attributable to a decline in bad debt expense and a decrease in marketing expenses as a result of cost cutting measures. G&A expense, excluding the Acquisitions, represented 8% of total revenues for the first nine month period in 1997 as compared to 9% for the comparable period of 1996.

Other income (expense) consisted primarily of interest expense on the Company's mortgage obligation, net of investment income earned on available cash and short-term investment and rental income from leasing excess space in the Company-owned operating facilities located in Menlo Park, California. Included in other income (expense) was a $35,000 gain and a $30,000 loss from sales of marketable securities in 1997 compared to a $7,000 gain and a $23,000 loss in 1996. The primary changes in other income (expense) for the third quarters and the first nine-month periods of 1997 and 1996 were derived from higher rental income and lower interest expense due to refinancing the building mortgage offset by reduced investment income as a result of a decline in short-term investments due to the acquisition activity.

In August 1996 the Company refinanced its building mortgage which held a 10.75 percent fixed rate note, amortized on a 30-year basis with the balance due in 1999, to the new note in the amount of $18.7 million, having a 15-year term with a floating rate tied to LIBOR. This note is collateralized by the building and the rate is subject to adjustment every six months. In February and August of 1997 the Company made a principle payments on the note in the amount of approximately $600,000 each.

LIQUIDITY AND CAPITAL RESOURCES

1997 fiscal quarter and nine months ended October 3, 1997 compared to 1996 fiscal quarter and nine months ended September 27, 1996

Net cash used by operating activities was $2.1million in the first nine months of 1997 compared to net cash provided of $4.2 million for the comparable period in 1996. This decrease in cash provided by operating activities can be attributable to higher outstanding accounts receivable compared to the prior
year due to increased revenues and the impact of the Acquisitions.   Accounts
receivable represented 115 days of revenue at October 3, 1997 compared with 111 days at September 27, 1996.

Net cash provided by investing activities for 1997 was $4.3 million as compared to net cash used by investing activity of $7.4 million for 1996. This increase was a result of the sales of short-term investments, partially offset by the cash used for acquisition activity.

Net cash used by financing activities was $1.3 million for the first nine months of fiscal 1997 compared to $1.1 million in the comparable period of fiscal 1996. The decline in cash used over the prior year was a result of the Company repurchasing 177,000 shares of its common stock in 1996, compared to no stock in 1997, offset by the principal paydown of the Company's mortgage.

At October 3, 1997, the Company had $5.4 million in cash balances, $5.5 million in short-term investments and a $10.0 million line of credit agreement renewed in August of 1997. There have been no borrowings against this line of credit in 1997. The Company's long-term obligations on October 3, 1997, consisted primarily of a mortgage obligation for the Company's office facility in the San Francisco area in the amount of $17.4 million which was refinanced as of August 1, 1996. (See "Results of Operations" for the details of the refinancing). Management believes that its existing cash and short-term investment balances, together with existing bank credit facilities and funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs through at least the next twelve-month period.*

*Designates a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those referred to in the forward-looking statement because of a number of risks and uncertainties, including a downturn in business, increased competition, loss of key personnel and the failure of the Company to secure contract for the Company's services.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On May 16, 1997 the Company issued 480,002 shares of its Common Stock in connection with the acquisition of PTI as described in the Company's Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission (the "Commission") on May 30, 1997. The issuance of the Common Stock was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act and Rule 505 of Regulation D promulgated under the Act. In such transaction, the recipients of the Common Stock represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this item is incorporated by reference to Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1997.

Items 1, 3, and 5 of Part II are not applicable and have been omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE FAILURE GROUP, INC.
                                       -----------------------
                                             Registrant



Date:  November 14, 1997                /s/ Michael R. Gaulke
       -----------------                --------------------------------------
                                        Michael R. Gaulke, President and CEO

                               Index to Exhibits
                               -----------------



Exhibit
Number          Description of Document
-------         -----------------------

11.1            Statement Regarding Computation of Net Income
                Per Share

27.1            Financial Data Schedule
