Form 10-K405
period 1998-01-02
EXPONENT INC
filed 1998-04-02
CIK 851520

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                        ________________________________

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 1998

OR

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the   transition period from ________ to _________

Commission File Number 0-18655

                                 EXPONENT, INC.
                                 --------------
                    (formerly named The Failure Group, Inc.)
             (Exact name of registrant as specified in its charter)

              Delaware                              77-0218904
              --------                              ----------
  (State or other jurisdiction of          (IRS employer identification no.)
   incorporation or organization)

149 Commonwealth Drive, Menlo Park, California 94025
----------------------------------------------------
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (650) 326-9400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of the Common Stock as reported on the NASDAQ National Market on March 27, 1998, was approximately $40,326,406. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer's Common Stock outstanding as of March 27, 1998 was 7,469,412.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for its fiscal year ended January 2, 1998, are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein.
(2) Portions of the Registrant's definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be held on May 13, 1998, are incorporated by reference into Part III of this Form 10-K.


FORWARD-LOOKING STATEMENTS

     This Report contains, and incorporates by reference, certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995 and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include those discussed elsewhere in this Report and in the documents incorporated herein by reference. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

PART I
------

ITEM 1.  BUSINESS

GENERAL

          Exponent, Inc., incorporated in Delaware in 1989 ("Exponent", and, together with its subsidiaries, the "Company"), through its principal operating subsidiaries, Failure Analysis Associates, Inc. ("FaAA"), Exponent Health Group, Inc.(formerly named Environmental Health Strategies, Inc.) ("EHG"), Exponent Environmental Group, Inc. (formerly named Performance Technologies, Incorporated) ("EEG") and BCS Wireless, Inc. ("BCS"), is a multidisciplinary organization of scientists, physicians, engineers, and business consultants performing in-depth scientific research and analysis in over 50 technical disciplines. BCS specializes in the design, installation and maintenance of wireless communication networks.

          During fiscal 1996, the Company entered into the epidemiology arena with the acquisition of EHG. EHG, acquired on August 1, 1996, provides epidemiology advice and services on a wide variety of topics, including occupational and environmental health, pharmaceutical and medical device issues, and health-related consumer product safety.

          During fiscal 1997, the Company continued implementing its strategy of growth and diversification through the acquisitions of BCS and EEG. BCS, acquired on January 4, 1997, specializes in the design, installation and maintenance of wireless communication networks. BCS is located in the greater Madison, Wisconsin area and has erected communication towers and provided related training and technical services for the telecommunications industry since 1981. EEG, acquired on May 16, 1997, is a scientific and engineering consulting firm specializing in scientific solutions for complex environmental problems.

          The Company sold one of its subsidiaries PLG, Inc. ("PLG") in the third quarter of fiscal 1997. The Company sold PLG based on management's assessment that the services PLG provided were no longer complementary to the Company's core business practice areas.

CLIENTS

     General

          The Company serves clients in manufacturing, transportation, utilities, energy, insurance, government and other sectors of the economy. Approximately 29% of the Company's revenues are derived from professional services provided to clients, organizations and insurers related to the transportation industry.

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

     Pricing and Terms of Engagements

          The Company provides its services on either a fixed fee basis or on a "time and expenses" basis, charging hourly rates for each staff member involved in a project, based on his or her skill and experience. The Company's standard rates for professionals range from $40 to $650 per hour.

          The Company's engagement agreements typically provide for monthly billing, require payment of the Company's invoices within 30 days of receipt, permit clients to terminate an engagement at any time and generally grant the Company ownership of intellectual property developed by the Company in the course of the engagement. Clients normally agree to indemnify Exponent's work and its personnel against liabilities arising out of the use or application of the results of the Company's work or recommendations.

SERVICES

       The Company provides services in the following practice areas:

  .    Biomechanics                          .  Human Factors
  .    Civil Engineering                     .  Information Management
  .    Data Analysis                         .  Materials Science and Engineering
  .    Electrical Engineering                .  Mechanical Design Analysis
  .    Environmental                         .  Vehicle Evaluation and Testing
  .    Fire, Explosions and Toxic Chemicals  .  Visual Communication
  .    Health



BIOMECHANICS

       Biomechanics uses engineering and biology to determine how people become injured and to determine what injuries can be expected when people are exposed to a certain incident or environment. The analysis encompasses: claimed injury, injury mechanisms, and injury prevention; effectiveness of restraint systems; ergonomic design evaluation; low-speed and high-speed automotive collisions, cardiovascular devices; helmet effectiveness; occupational injuries; recreational sports injuries; evaluation of implant designs; cardiovascular medicine and failure; and human body dynamics.


CIVIL ENGINEERING

       Civil engineering investigates all types of structural, geotechnical, geological, geomechanical, construction, and building problems, from major catastrophes to simple performance failures. The scientific investigation of these events provides a thorough assessment of damage, as well as expert analysis of causation to be used for purposes of retrofit, repair, claims adjustment, or litigation. The analysis provides a comprehensive evaluation of structural failures that include site condition and assessment surveys, advanced theoretical and numerical modeling techniques, dynamic testing and analysis, reliability and risk analysis, materiel testing, and repair solutions.

       Earthquake engineering encompasses safety and damage assessment, seismic analysis and design, post-earthquake reconnaissance and field inspection of all types of structures, analysis of earthquake ground motion, investigation of structural failures, development of remedial repairs and mitigation measures, investigation protocol development, and disaster management services. This includes subrogation studies, mediation and arbitration support, and technical and scientific support for litigation.

       Geotechnical, geological, geomechanical engineering and groundwater hydrology encompasses problems with soil, rock and fluids with properties that are poorly understood compared to the structures that they support. The applied earth sciences analysis encompasses problems associated with landslides, earthwork construction, foundations, retaining walls, oil-well distress, tunnels and pipelines.

       Structural engineering encompasses comprehensive evaluations, including state-of-the-art structural analyses, site condition and assessment surveys, dynamic testing and vibration measurement, computer animated reconstruction, reliability and risk analyses, advanced theoretical and numeric modeling, due diligence consulting, and component or material testing. Once the root cause of the failure is known, and when the extent and severity of the distress is fully assessed, optimal repair options are recommended.

DATA ANALYSIS

       Data analysis quantifies how machines, vehicles, consumer products, and components behave in the real world to directly measure risk. Most of the risk analysis is based on information from in-house databases of over 350 million computerized records, one of the world's largest collections of accident and incident records. The analysis encompasses: accident data analysis; automotive safety design and evaluations; database development; epidemiological research and analysis; fire risk, property loss and insurability; health risk assessment and epidemiology; safety assessment; statistical modeling and analysis; survey design and analysis; system reliability and failure probability; work injury; and consumer product safety.

ELECTRICAL ENGINEERING

       Electrical engineering encompasses accident reconstruction, component and printed circuit board failure analysis, electrical system design analysis, equipment failure investigation, and patent evaluation and infringement review. Typical investigations include: electric power systems; electric equipment and energy conversation equipment and interruptible power systems; automotive electronics; printed circuit boards; telecommunication electronics; semiconductor devices; power supplies and batteries; prototypes; and transportation systems.

ENVIRONMENTAL

       Environmental engineering includes ecological and human health risk assessment; air quality evaluation; site investigation and liability management; natural resource damage assessment; and water resources and quality management.

       Air quality evaluation encompasses accident reconstruction; air quality management; chemical release analyses; combustion calculations and modeling; computer modeling of plume dynamics; statistical analyses; visualization, animation, and geographic information systems; indoor air quality assessment; risk analyses; uncertainty evaluation; expert testimony and litigation support.

       Site investigation and liability management encompasses site assessments; remedial investigations/feasibility studies; Resource Conservation and Recovery Act facility investigation/corrective measure studies; natural attenuation studies; groundwater and surface water modeling; bench scale testing; transport and fate analysis; air quality monitoring; bio availability studies; sediment investigations; remedial alternatives analysis; remediation/redevelopment oversight; and economic analysis.

       Water resources and water quality management encompasses groundwater, surface water, and vadose-zone analyses; environmental transport and fate analyses; natural attenuation and degradation studies; river and reservoir water quality analyses; groundwater remedial investigations; watershed and basin-scale hydrological modeling and management; site-specific hydrology and geochemical evaluations; flood and stormwater planning and management; sediment transport analyses; dam failure analyses; and water supply reliability and resource planning and management.

FIRES, EXPLOSIONS AND TOXIC CHEMICALS

       Fires, explosions and toxic chemical services encompass fire cause, origin, and propagation analysis; combustion and explosion investigations; arson investigations; chemical reactions and kinetics assessment; chemical processes review; fire protection evaluation; site investigation and documentation; smoke and plume propagation modeling; heat transfer and thermodynamics analysis; fluid mechanics evaluation; heating and cooling equipment design reviews; and full-scale fire and explosion testing. The information gained from these analyses provides clients with a means of assessing preventative measures related to the design of their products as well as evaluating failures when they occur.

HEALTH

       Health services provide solutions to complex health problems from client consultation to clinical trials, health care evaluations, literature reviews and epidemiological studies. Health research includes reproductive effects, cancer, injuries, and health effects from workplace exposures, pharmacoepidemiolgy, and infectious disease control. Epidemiology, exposure assessment, and occupational medicine expertise is used to evaluate occupational and environmental health issues. Decision analysis, cost-benefit, risk-benefit, and outcome analysis is applied to assist health care companies in evaluating health care and with strategic planning and technology assessment.

       Epidemiology is the science of studying disease within a population. Through the principles of epidemiology, analyses are performed on the interaction of host, agent, and environment to reach conclusions about the causes and occurrence of disease in human populations. Epidemiology services encompass designing and conducting occupational and environmental studies to evaluate the health effects of community and workplace exposures, work-related disease and injury; conducting decision analysis for alternative forms of medical treatments; designing, conducting, and interpreting clinical trials; consulting on product safety; and evaluating quality of health care.

       Healthcare evaluation provides various approaches to accreditation, program evaluation and cost-effectiveness analyses. These approaches encompass statistical analysis; survey design and analysis; accreditation applications; cost-effectiveness analysis; performance indicators; accreditation requirements; outcome measurements; disease management; quality improvement; clinical practice guidelines; and program evaluation.

       Medical technology assessments provide a comprehensive and independent assessment of medical devices and technologies. These assessments encompass clinical indications; materials selection; technology (engineering) review; FDA and other regulatory hurdles; target condition epidemiology (size of U.S. and worldwide market); pricing and reimbursement issues; cost effectiveness; complications and/or failure modes (liability); marketing strategy; and competing technologies.

       Risk assessments and related analyses are a critical component of many environmental regulatory decisions. The results of such analyses help determine the need for and nature of remedial actions at hazardous waste sites, support the derivation of cleanup levels, and assist in permitting new facilities and developing closure plans for solid waste management units and facilities that are going out of service. Human health toxicology services encompass comprehensive multi-pathway risk assessments; screening-level risk evaluations; derivation of risk-based cleanup levels; deterministic and probabilistic exposure assessments; toxicity assessments and data evaluation; risk assessment strategy development and review; research and development to address sources of uncertainty; bio availability studies; fish consumption surveys and studies; and toxic tort, class action, and general litigation support.

HUMAN FACTORS

       Analysis of human behavior and the limitations and capabilities of people as they use a product or participate in an activity can provide a better understanding of how accidents occur. The impact of warning labels, other safety information, and training on changing human behavior and reducing accidents is an active area of ongoing research. Human factors services encompasses the development of warnings and safety information for consumer, medical, and work-related products; analysis of the role of warnings in particular accidents; use of injury/illness data to identify human behavior associated with accidents; use of risk analysis to quantify the safety of a product or activity; measurement of illuminance, luminance, and noise levels in work environments; measurement of human motor performance such as jumping ability, variation in gait, finger pinch strength and visual-motor control; testing of people's knowledge of hazards and comprehension of safety information; and analysis of user reaction to complex information and control systems.

INFORMATION MANAGEMENT

       Information management covers information systems technology, technical consulting, and application. Services encompass access to one of the largest private collections of computerized accident and incident data bases in the world; providing design and installation of customized reports and automated queries; design and execution of complex queries and technical information in a particular field, including suggestions for primary research. These services help to simplify preliminary research and risk analyses by offering access over the Internet in a streamlined approach to help organizations react quickly to new circumstances and unanticipated demands.

MATERIALS SCIENCE AND ENGINEERING

       Materials science and engineering is the science of understanding how and why materials fail in medical, automotive, construction, recreational, and other environments. Areas of expertise include metallurgists, polymer scientists, and ceramists. Services encompass accident reconstruction; fatigue and fracture mechanics analysis; fractography; adhesion and coating evaluation; joining and welding evaluation; bulk and surface chemical analysis; laboratory testing of metals, plastics, ceramics and glasses; composites (fiberglass, sheet molding compound and carbon) evaluation; life assessment; corrosion assessment; defect detection and effect investigation; material characterization, selection and compatibility assessment; environmental effect assessment; microscopy; experimental stress analysis; non-destructive evaluation; and fabrication and material processing.

MECHANICAL DESIGN ANALYSIS

       Mechanical design analysis covers a broad range of services, from engineering mechanics, energy, aviation, marine, risk management and reliability to safety and process risk management.

       Engineering mechanics involves the evaluation of loads on a system or product, from medical devices to commercial aircraft. Projects range from modeling fluid flow characteristics in a system to predicting the remaining lifetime of structures and components and to establishing design and operating envelopes for processes and technologies. Services encompass component/structure lifetime prediction; material constitutive modeling, testing, and evaluation; damage assessment; non-destructive evaluation; stress analysis; design review; finite element analysis; blast and explosion; failure modes and effects analysis; structural, thermal, and fluid dynamics analysis; vibration evaluation and rotating equipment; fracture mechanics; medical device assessment; and impact and penetration.

       Energy services encompass creation of innovative maintenance management of existing electric power plant equipment and systems; assisting power plant owners and investors in modernization/expansion programs and new plant development; component and plant condition assessments; and reliability analyses and economic optimization.

       Aviation analysis includes engineering analyses and design reviews, accident reconstruction and testing for aircraft, aircraft structures, systems and auxiliary equipment as well as spacecraft, satellites and rockets. Services encompass accident reconstruction; fire cause and origin analysis and prevention; aerodynamics analysis; materials and corrosion evaluation; aircraft system testing and evaluation; performance and control calculations; computer simulation; regulatory analysis; design evaluation; risk analysis and service life assessment; and wind tunnel testing.

       Marine services perform independent engineering analysis and design review, accident reconstruction and testing for ships, marine structures, offshore platforms, and auxiliary marine equipment. Other services encompass marine materials and corrosion evaluation; sea-states and weather characterization; regulatory compliance review; structural design and fabrication process review; risk analysis and service life assessment; shipyard management and operations review; fire cause and origin analysis and prevention; structural assessment; management and oversight of vessel construction; and evaluation of the environmental impact of marine industrial operations and incidents.

       Risk management and reliability focuses on the areas of industrial hazard assessment, mitigation, and prevention, operational reliability, safety hazards, product quality, and economic risks and benefits. Risk assessments and accident analysis are performed for the construction, operation, and servicing of manufacturing plants, processing and storage facilities, and transportation systems. Techniques used encompass fault-tree and event-tree analysis; failure modes and effects analysis ("FMEA"); operational performance evaluation; statistical analysis; and probabilistic risk assessments.

Safety and process risk management is the effective way to address safety issues in chemical and petrochemical industries that store, handle, or process toxic or flammable materials in quantities that, if released, could have a major impact on workers, nearby communities, or facilities. These events can have significant life-safety, environmental, legal, regulatory, and financial consequences. Services encompass process hazards analysis; mechanical integrity assessment; determination of blast overpressures and structural assessments; failure/accident investigation; offshore platform hazards analysis; consequence modeling; and quantitative risk assessment ("QRA").

       VEHICLE EVALUATION AND TESTING

       Vehicle evaluation and testing covers design analysis, component testing, and accident reconstruction. Projects have included automobiles, buses, trucks, vans, bicycles, trailers, motorcycles, trains, forklifts, tractors, cranes, mining and construction equipment, all terrain vehicles, and golf carts. Services encompass accident reconstruction; product validation testing; crash testing; component testing and evaluation; design analysis; occupant kinematics and injury analysis; vehicle handling analysis and testing; human performance assessment; instrumentation and data analysis; risk analysis; fire causation analysis; and product development.

       VISUAL COMMUNICATION

       Visual communication means the generation, development, and production of visual concepts. Pictures are relyed upon whether printed, displayed on a computer, projected onto a screen, or presented as virtual reality to reveal and explain what words alone cannot. The products include animation, graphics, multimedia, photography, and video. Services encompass charts, graphs and tables; electronic imaging and enhancement; computer animation; photogrammetry; concept generation and development; site and studio photography; courtboards, laser disks, and CD-ROMs; slides, prints, and overhead transparencies; custom photographic processing; stereo and high-speed photography; video and post-production; and interactive presentations.

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

          In each of the foregoing areas, the Company believes that the principal competitive factors are technical capability and breadth of services, ability to deliver services on a timely basis, professional reputation, knowledge of the litigation process, and the ability to offer fixed fee pricing. Although the Company believes it generally competes favorably in each of these areas, some of the Company's competitors may be able to provide services acceptable to the clients at significantly lower prices.

          The Company generally believes that the barriers to entry in particular areas of engineering expertise are low and that for many of its technical disciplines, competition is increasing. In addition, the Company expects that as a result of these low barriers, competition may become more intense in other aspects of its business. In response to competitive forces in the marketplace, the Company continues to explore new markets for its various technical disciplines. Competitive pressures could reduce the market acceptance of the Company's services and result in price reductions.

EMPLOYEES

          As of January 2, 1998, the Company employed approximately 636 full-time and part time employees, including approximately 336 engineering staff, 144 technical support staff, and 156 administrative and support staff.

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


EXECUTIVE OFFICERS


        The executive officers of the Company and their ages as of April 2, 1998 are as follows:


Name                                                         Age                     Position
----                                                         ---                     --------
Michael R. Gaulke                                            52         President, Chief Executive Officer and Director

Roger L. McCarthy, Ph.D.                                     49         Chief Technical Officer and Director

Marc W. Lorenzen, Ph.D.                                      53         President, Exponent Environmental Group, Inc.

Robert W. Morgan, MD, Ph.D.                                  60         President, Exponent Health Group, Inc.

Richard L. Schlenker                                         33         Corporate Secretary

Terence G. Boyle                                             39         Corporate Controller


          Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board or until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

          Mr. Gaulke joined the Company in September 1992, as Executive Vice President and Chief Financial Officer. He was named President in March 1993, and he was appointed as a member of the Board of Directors of the Company in January 1994. He assumed his current role of President and Chief Executive Officer in June of 1996. From November 1988 to September 1992, Mr. Gaulke served as Executive Vice President and Chief Financial Officer at Raynet Corporation, a subsidiary of Raychem Corporation. Prior to joining Raynet, Mr. Gaulke was Executive Vice President and Chief Financial Officers of Spectra Physics, Inc., where he was employed from 1979 to 1988. From 1972 to 1979, Mr. Gaulke served as a consultant with McKinsey & Company. Mr. Gaulke is a member of the Board of Directors of RockShox, Inc. and serves on the Board of Trustees of the Palo Alto Medical Foundation. Mr. Gaulke received a M.B.A. (1972) in Marketing and Operations from Stanford University Graduate School of Business and a B.S. (1968) in Electrical Engineering from Oregon State University.

          Dr. McCarthy was named Chief Technical Officer of the Company and Chairman of the Board of the Company's principal operating subsidiary Failure Analysis Associates, Inc. (FaAA) in June of 1996. He has been a director of the Company and FaAA since 1989 and a director of FaAA since 1980, Chief Executive Officer of the Company and FaAA from 1989 to June 1996. Additionally, he was Chairman and President of the Company from 1989 to March 1993. He joined the Company in August 1978. Dr. McCarthy received his Ph.D. (1977), Mech.E. (1975), and S.M. (1973) from Massachusetts Institute of Technology, and his B.S.E.
(1972) in Mechanical Engineering and A.B. (1972) in Philosophy from the University of Michigan. Dr. McCarthy is a Registered Professional Engineer in the states of California and Arizona and a member of the following professional organizations: American Society of Metals; American Society of Mechanical Engineers; Society of Automotive Engineers; American Society for Testing and Materials; Human Factors and Ergonomics Society; National Society of Professional Engineers; American Society of Heating, Refrigeration and Air-Conditioning Engineers; National Fire Protection Association; American Welding Society; National Safety Council; Society for Risk Analysis; and the American Statistical Association.


          Dr. Lorenzen is the co-founder and has been the President of one of the Company's principal subsidiaries, Exponent Environmental Group, Inc. (formerly Performance Technologies, Incorporated)

("EEG") since 1987. Dr. Lorenzen has 31 years of professional experience in waste management and water pollution control with special expertise in the areas of water quality modeling and analysis of the effects of waste load allocation and nutrient inputs to river and lake systems. Dr. Lorenzen received a Ph.D. (1973) and an M.S. (1971) in Environmental Engineering from Harvard Univeristy. He received an M.S. (1967) in Sanitary Engineering and a B.S. (1966) in Civil Engineering from the University of California, Berkeley. Dr. Lorenzen is a member of the American Society of Civil Engineers; Science Council and Foundation Associate, Pacific Science Center; American Water Works Association Best Thesis Competition (prize winner); and the Hydrologic Transport and Dispersion Committee, American Society of Civil Engineers Hydraulics Division.

          Dr. Morgan has been the President of one of the Company's principal subsidiaries, Exponent Health Group, Inc. (formerly Environmental Health Strategies, Inc.) ("EHG") since 1989. For the past twenty years, Dr. Morgan has directed health studies to assess a wide variety of health issues ranging from breast cancer to asbestos exposure to water contamination to artificial sweeteners to cellular telephones. Dr. Robert Morgan is a medical graduate of the University of British Columbia and received a Master's Degree in Epidemiology from Harvard. Dr. Morgan is board-certified in Occupational and Environmental Medicine and is a Fellow in the American College of Epidemiology. Dr. Morgan is a member of various scientific societies and organizations and is a reviewer for scientific journals.

          Richard R. Schlenker is the Manager of Business Development for the Company and was appointed secretary of the Company in November 1997. From 1993 to 1996, Mr. Schlenker was a Business Manager at FaAA where he managed the business activities for over 100 consulting engineers. Mr. Schlenker holds a MBA from Santa Clara University and a BS in Finance from the University of Southern California.

          Terence G. Boyle, CPA, joined the Company in February 1995.
From February 1995 to January 1996, Mr. Boyle served as
Corporate Controller at PLG, a wholly-owned operating subsidiary of the Company. In February 1996, Mr. Boyle was named Corporate Controller of the Company. Prior to joining PLG, Mr. Boyle was Vice President of Finance and Administration for Kaiser Compositek, Inc. from 1990 to 1995. Mr. Boyle is a Certified Public Accountant in California and received his MBA in Finance from California State University, Los Angeles in 1984.


FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

          Exponent operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. These uncertainties include, but are not limited to, those mentioned elsewhere in this report, and the following:

ATTRACTION AND RETENTION OF KEY EMPLOYEES

          The Company's business involves the delivery of professional services and is labor-intensive. The Company's success depends in large part upon its ability to attract, retain and motivate highly qualified technical and managerial personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that the Company can continue to attract sufficient numbers of highly qualified technical and managerial personnel and to retain existing employees. The loss of a significant number of the Company's employees could have a material adverse impact on the Company, including its ability to secure and complete engagements.

CUSTOMER CONCENTRATION

          The Company currently derives, and believes that it will continue to derive, a significant portion of its revenues from clients, organizations and insurers related to the transportation industry. In 1997, transportation industry related engagements accounted for approximately 29% of the Company's revenues. The loss of any large client, organization or insurer related to the transportation industry could have a material adverse effect on the Company's business, financial condition and results of operations.

REGULATION

          Public concern over health, safety and preservation of the environment has resulted in the enactment of a broad range of environmental laws and regulations by local, state and federal lawmakers and agencies. These laws and the implementing regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. To the extent changes in such laws, regulations and enforcement or other factors significantly reduce the exposures of manufacturers, owners, service providers and others to liability, the demand for environmental services may be significantly reduced.

COMPETITION

          The markets for the Company's services are highly competitive. In addition, there are relatively low barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Competitive pressure could reduce the market acceptance of the Company's services and result in price reductions that could have a material adverse effect on the Company's business, financial condition and results of operations.


ABSENCE OF BACKLOG

          Revenues are primarily derived from services provided in response to client request or events that occur without notice, and engagements, generally billed on a "time and expenses" basis, are terminable at any time by clients.
As a result, backlog at any particular time is small in relation to its quarterly or annual revenues and is not a reliable indicator of revenues for any future periods. Revenues and operating margins for any particular quarter are generally affected by staffing mix, resource requirements and timing and size of engagements.

PROPERTIES

          The Company currently subleases excess facilities in its Menlo Park, CA headquarters that have lease terms that expire within the 1998-2000 time periods. In 1997, miscellaneous rental income associated with these facilities amounted to approximately 26% of income from continuing operations before income taxes. Should these subleases not be extended, renewed or have their term options exercised, the loss of the miscellaneous rental income could have a material adverse effect on the Company's operating results.

VARIABILITY OF QUARTERLY FINANCIAL RESULTS

          Variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter, the number of working days in a quarter, employee hiring and utilization rates, and integration of companies acquired. Because a high percentage of the Company's expenses, particularly personnel and facilities related, are relatively fixed in advance of any particular quarter, a variation in the timing of the initiation or the completion of client assignments, at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter.

YEAR 2000 COMPLIANCE

          Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and/or software used by the Company may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with compliance. Although the Company believes that it will be Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. Any Year 2000 non compliance could result in a material adverse effect on the Company's business, financial conditions and operating results.


ITEM 2. PROPERTIES

          The Company's headquarters office facilities consist of a 153,738 square foot building, with office and laboratory space located on a 6.3 acre tract of land owned by the Company in Menlo Park, California, an adjacent 32,000 square foot office building owned by the Company, and an adjacent 27,000 square feet of leased warehouse storage space. The Company's primary facility is subject to a variable rate mortgage tied to London Interbank Offering Rate which, as of the period ending January 2, 1998, aggregated $17.5 million in principal amount outstanding.

          The Company's Test and Engineering Center occupies 147 acres in Maricopa County, Arizona. The Company leases this land from the state of Arizona under a 30 year lease agreement which expires in January of 2028.

          In addition, the Company leases office, warehouse and laboratory space in 23 other separate locations in 14 states as well as in Germany, Poland and Russia. Leases for these office, warehouse and laboratory facilities have terms generally ranging between one to ten years.

          Aggregate lease payments in fiscal 1997 for all leased properties were approximately $2,062,000.

ITEM 3. LEGAL PROCEEDINGS.

          From time to time, the Company has been named as a defendant in actions arising out of its business. The Company is not currently engaged in any such litigation that management believes would have a material adverse impact on the Company if resolved adversely to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

          The information required by this item is incorporated by reference to the section entitled "Quarterly Stock Data" in the Company's Annual Report to Stockholders for the year ended January 2, 1998 (the "1997 Annual Report"). An excerpt from the Annual Report to the Stockholders containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

          The information required by this item is incorporated by reference to the section entitled "Financial Highlights" in the 1997 Annual Report. An excerpt from the Annual Report to the Stockholders containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997

Annual Report. An excerpt from the Annual Report to the Stockholders containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company are incorporated by reference to the 1997 Annual Report, where such information appears under the captions "Consolidated Balance Sheets," "Consolidated Statements of
Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report" on pages 15 through 29 of such report. An excerpt from the Annual Report to the Stockholders containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") relating to the section entitled "Proposal No. 1: Election of Directors" and "Other Information Compliance with Section 16(a) of the Exchange Act." See item 1 for information regarding the executive officers of the Company.

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

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          The following documents are filed as part of this Annual Report on Form 10-K.

      1.  FINANCIAL STATEMENTS

          The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Independent Auditors' Report are incorporated by reference to the 1997 Annual Report:

          Consolidated Statements of Operations for the years ended January 2, 1998, January 3, 1997 and December 29, 1995;

          Consolidated Balance Sheets as of January 2, 1998 and January 3, 1997;

          Consolidated Statements of Stockholders' Equity for the years ended January 2, 1998, January 3, 1997 and December 29, 1995;

          Consolidated Statements of Cash Flows for the years ended January 2, 1998, January 3, 1997 and December 29, 1995; and

          Notes to consolidated financial statements.

      2.  FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedule of Exponent, Inc. for the years ended January 2, 1998, January 3, 1997 and December 29, 1995 is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Exponent, Inc.

                         Description
                         -----------

          Schedule II  Valuation and qualifying accounts

          Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

      3.  EXHIBITS

          The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), this Annual Report on Form 10-K:

          Exhibit Number    Description
          --------------    -----------

          3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          3.2 Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Registration statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          4.1 Specimen copy of Common Stock Certificate of the Company (incorporated by reference to the Company's Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.1 1989 Stock Option Plan for Subbaiah. V. Malladi (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.2 Stock Option Agreement, dated May 30, 1989, between the Company and Subbaiah V. Malladi (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.3 Stock Option Agreement dated June 22, 1990, between the Company and Subbaiah V. Malladi (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.4 1990 Stock Option and Rights Plan, as amended through March 31, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

          *10.5 Form of Incentive Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.6 Form of Nonqualified Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.7 Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.8 Failure Analysis Associates Employee Pension Plan, as amended March 19, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31,
                 1991).

          10.9 Promissory Note for $19,400,000, by FaAA Realty Corporation in favor of The Variable Annuity Life Insurance Company, dated November 9, 1989, as assumed by FaAA (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.10 Form of Agreement between the Company and non-employee members of the Board of Directors, dated March 25, 1991, regarding exchange of rights to receive shares for nonqualified stock options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.11 Form of Nonqualified Stock Option Agreement between the
                 Registrant and non-employee members of the Board of Directors, dated March 25, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.12 1991 Restricted Stock Plan (incorporated by reference to the
                 Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          10.13 Exponent, Inc. Employee Pension Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          10.14 Amendment to Exponent, Inc. Employee Pension Plan, as amended on September 20, 1993 (incorporated by reference to the Company's Transition Period Report on Form 10-K for the seven month period ended December 31, 1993 filed on).

          *10.15 Amendment to Incentive Stock Option Agreement between the
                 Company and Subbaiah V. Malladi, dated June 27, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.16 Form of Incentive Stock Option Agreement, between the
                 Registrant and optionees under the 1990 Stock Option and Rights Plan, relative to replacement of outstanding options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.17 Form of Nonqualified Stock Option Agreement, between the
                 Registrant and nonemployee members of the Board of Directors, relative to replacement of outstanding options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.18 Amendment to Stock Option Agreement, between the Registrant and
                 Subbaiah V. Malladi, relative to repricing outstanding option under 1989 Stock Option Plan for Malladi V. Subbaiah (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.19 Form of Stock Option Agreement between the Company and Subbaiah
                 V. Malladi, relative to replacement of outstanding option under 1990 Stock Option and Rights Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.20 Exponent, Inc. Employee Stock Purchase Plan, as amended August
                 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

           10.21 Credit Agreement dated March 16, 1995, between Failure Analysis Associates, Inc. and Bank of America (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994).

           10.22 Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994 filed on).

           10.23 Promissory note with Bank of America dated July 26, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1997).

           13.1 Registrant's Annual Report to Stockholders for the fiscal year ended January 2, 1998, pages 11 through 31.

           21.1  List of subsidiaries.

           23.1  Consent of  KPMG Peat Marwick LLP, independent auditors.

           27.1  Financial Data Schedule.

           27.2  Restated Financial Data Schedule.

           27.3  Restated Financial Data Schedule.

          ---------------------------------------------------------------------
          *    Indicates management compensatory plan, contract or arrangement.



      (B)  REPORTS ON FORM 8-K

          On July 30, 1997, the Company filed with the Commission a Form 8-K/A, which was amendment number 1 to the Company's Current Report on Form 8-K filed with the Commission on May 30, 1997, regarding the acquisition of Exponent Environmental Group, Inc. (formerly named Performance Technologies, Incorporated).

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duty authorized.


Date:  April 2, 1998     EXPONENT, INC.
                         (formerly named The Failure Group, Inc.)
                         (Registrant)

                         /s/ Michael R. Gaulke
                         ----------------------------------------
                         Michael R. Gaulke, Chief Executive Officer, President and Director

                               POWER OF ATTORNEY

                KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints as his attorney-in-fact, with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on form 10-K, and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ MICHAEL R. GAULKE              Chief Executive Officer, President and Director
---------------------------------
Michael R. Gaulke

/s/ TERENCE G. BOYLE               Controller (Principal Financial and Accounting
---------------------------------  Officer)
 Terence G. Boyle

/s/ ROGER L. MCCARTHY              Chief Technical Officer and Director
---------------------------------
Roger L. McCarthy

/s/ EDWARD J. KEITH                Chairman of the Board
---------------------------------
Edward J. Keith

/s/ SAMUEL H. ARMACOST             Director
---------------------------------
Samuel H. Armacost

/s/ BARBARA M. BARRETT             Director
---------------------------------
Barbara M. Barrett

/s/ JON R. KATZENBACH              Director
---------------------------------
Jon R. Katzenbach

/s/ GEORGE T. VAN GILDER           Director
---------------------------------
George T. Van Gilder


                                 EXHIBIT INDEX

          The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

          3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          3.2 Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Registration statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          4.1 Specimen copy of Common Stock Certificate of the Company (incorporated by reference to the Company's Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.1 1989 Stock Option Plan for Subbaiah. V. Malladi (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.2 Stock Option Agreement, dated May 30, 1989, between the Company and Subbaiah V. Malladi (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.3 Stock Option Agreement dated June 22, 1990, between the Company and Subbaiah V. Malladi (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.4 1990 Stock Option and Rights Plan, as amended through March 31, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

          *10.5 Form of Incentive Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.6 Form of Nonqualified Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.7 Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.8 Failure Analysis Associates Employee Pension Plan, as amended March 19, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31,
                 1991).

          10.9 Promissory Note for $19,400,000, by FaAA Realty Corporation in favor of The Variable Annuity Life Insurance Company, dated November 9, 1989, as assumed by FaAA (incorporated by reference to the Company's Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

          *10.10 Form of Agreement between the Company and non-employee members of the Board of Directors, dated March 25, 1991, regarding exchange of rights to receive shares for nonqualified stock options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.11 Form of Nonqualified Stock Option Agreement between the
                 Registrant and non-employee members of the Board of Directors, dated March 25, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.12 1991 Restricted Stock Plan (incorporated by reference to the
                 Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          10.13 Exponent, Inc. Employee Pension Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          10.14 Amendment to Exponent, Inc. Employee Pension Plan, as amended on September 20, 1993 (incorporated by reference to the Company's Transition Period Report on Form 10-K for the seven month period ended December 31, 1993).

          *10.15 Amendment to Incentive Stock Option Agreement between the
                 Company and Subbaiah V. Malladi, dated June 27, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.16 Form of Incentive Stock Option Agreement, between the
                 Registrant and optionees under the 1990 Stock Option and Rights Plan, relative to replacement of outstanding options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.17 Form of Nonqualified Stock Option Agreement, between the
                 Registrant and nonemployee members of the Board of Directors, relative to replacement of outstanding options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.18 Amendment to Stock Option Agreement, between the Registrant and
                 Subbaiah V. Malladi, relative to repricing outstanding option under 1989 Stock Option Plan for Malladi V. Subbaiah (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.19 Form of Stock Option Agreement between the Company and Subbaiah
                 V. Malladi, relative to replacement of outstanding option under 1990 Stock Option and Rights Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.20 Exponent, Inc. Employee Stock Purchase Plan, as amended August
                 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

          10.21 Credit Agreement dated March 16, 1995, between Failure Analysis Associates, Inc. and Bank of America (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994).

          10.22 Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30,
                 1994).

          10.23 Promissory note with Bank of America dated July 26, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1997).

          13.1 Registrant's Annual Report to Stockholders for the fiscal year ended January 2, 1998, pages 11 through 31.

          21.1   List of subsidiaries.

          23.1   Consent of  KPMG Peat Marwick LLP, independent auditors.

          27.1   Financial Data Schedule

          27.2   Restated Financial Data Schedule

          27.3   Restated Financial Data Schedule
          ----------------------------------------------------------------------

EXPONENT, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                              Additions                      Deletions
                                                              -----------          -------------------------------
                                                                                                         Accounts
                                            Balance at        Provision            Reduction            Charged Off        Balance
                                           Beginning of       Charged to              of                   Net            at End of
                                               Year            Expenses            Provision           of Recoveries         Year
                                           ----------------------------------------------------------------------------------------
Year Ended January 2, 1998
   Allowance for doubtful accounts            $1,500                                ($450)                 ($50)           $1,000

Year Ended January 3, 1997
  Allowance for doubtful accounts             $1,500          $1,871                                    ($1,871)           $1,500

Year Ended December 29, 1995
  Allowance for doubtful accounts             $2,800          $3,435                                    ($4,735)           $1,500