Form 10-Q
period 1998-04-03
EXPONENT INC
filed 1998-05-19
CIK 851520

                                  FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________


Commission File Number 0-18655
                       -------

                                 EXPONENT, INC.
                                 --------------
                    (formerly named The Failure Group, Inc.)
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    77-0218904
---------------------------------------------          --------------
(State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                    Identification Number)

149 COMMONWEALTH DRIVE, MENLO PARK, CALIFORNIA              94025
----------------------------------------------         --------------
    (Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code     (650) 326-9400
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
                                                        YES  X     No
                                                            ---       ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at May 8, 1998
----------------------------             ---------------------------
Common Stock $.001 par value                    7,537,491 shares

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EXPONENT, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       APRIL 3, 1998 AND JANUARY 2, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                      April 3, 1998     January 2, 1998
                                      -------------     ---------------
             ASSETS

Current assets:
   Cash and cash equivalents............  $ 3,331           $ 8,412
   Short-term investments...............    3,991             6,370
   Accounts receivable, net of
    allowance for doubtful accounts
    of $1,000 at April 3, 1998
    and January 2, 1998.................   31,344            27,279

   Prepaid expenses and other assets....    5,140             5,160
                                          -------           -------
      Total current assets..............   43,806            47,221
Property, equipment and leasehold.......   31,022            30,277
 improvements, net
Other assets............................   10,840            10,753
                                          -------           -------
                                          $85,668           $88,251
                                          =======           =======


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued
    liabilities.........................  $ 2,135           $ 1,987
   Notes payable and current
    installments of long-term...........    1,248             1,248
    obligations
   Accrued payroll and employee
    benefits............................    6,202             8,351
   Income taxes payable.................      259             2,207
                                          -------           -------
      Total current liabilities.........    9,844            13,793
Long-term obligations, net of current...   16,071            16,654
 installments
Deferred income taxes...................    1,088             1,088
                                          -------           -------
      Total liabilities.................   27,003            31,535
                                          -------           -------

Stockholders' equity:
   Common stock.........................        8                 8
   Additional paid-in capital...........   33,218           $33,133
   Accumulated comprehensive income.....       16                11
   Retained earnings....................   27,285            25,793
   Treasury shares, at cost: 365,005
    and 459,784 shares at April 3, 1998
    and January 2, 1998, respectively...   (1,862)           (2,229)
                                          -------           -------
      Total stockholders' equity........   58,665            56,716
                                          -------           -------
                                          $85,668           $88,251
                                          =======           =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       EXPONENT, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             FOR THE QUARTERS ENDED APRIL 3, 1998 AND APRIL 4,1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Quarters Ended
                                                                     April 3, 1997        April 4, 1997
                                                                     -------------        -------------
Revenues.............................................................    $22,376              $16,490
                                                                         -------              -------
Operating expenses:
   Professional compensation and related expenses....................     13,759               10,219
   Other operating expenses..........................................      4,039                3,169
   General and administrative expenses...............................      2,201                1,495
                                                                         -------              -------
                                                                          19,999               14,883
                                                                         -------              -------
       Operating income..............................................      2,377                1,607

Other income (expense)...............................................        255                  347
                                                                         -------              -------
       Income from continuing operations before income
          taxes......................................................      2,632                1,954

Provision for income taxes...........................................      1,072                  791
                                                                         -------              -------
       Income from continuing operations.............................      1,560                1,163
Discontinued operations
       Income from operations of PLG, Inc............................          -                    8
                                                                         -------              -------
             Net income..............................................    $ 1,560              $ 1,171
                                                                         =======              =======
       Income per share from continuing operations
          Basic......................................................    $  0.21              $  0.17
                                                                         =======              =======
          Diluted....................................................    $  0.20              $  0.17
                                                                         =======              =======
       Net income per share
          Basic......................................................    $  0.21              $  0.17
                                                                         =======              =======
          Diluted....................................................    $  0.20              $  0.17
                                                                         =======              =======
       Shares used in per share computations
          Basic......................................................      7,476                6,806
                                                                         =======              =======
          Diluted....................................................      7,987                6,892
                                                                         =======              =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED APRIL 3, 1998 AND APRIL 4, 1997
                                 (IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                    ---------------------------------------
                                                                       APRIL 3, 1998        April 4, 1997
                                                                    -------------------  -------------------
Cash flows from operating activities:
  Net income................................................................   $ 1,560              $ 1,171
  Adjustments to reconcile net income to net cash used by
    operating activities:
    Depreciation and amortization...........................................     1,016                  488
    Provision for doubtful accounts.........................................        58                   14
  Changes in operating assets and liabilities
    Accounts receivable.....................................................    (4,123)              (4,580)
    Prepaid expenses........................................................        20                 (983)
    Accounts payable and accrued liabilities................................       148               (1,785)
    Accrued payroll and employee benefits...................................    (2,149)                (296)
    Income taxes payable and current deferred income tax....................    (1,948)                  27
  Net operating activities of discontinued operations.......................         -                 (214)
                                                                               -------              -------
Net cash used by operating activities.......................................    (5,418)              (6,158)
                                                                               -------              -------
Cash flows from investing activities:
    Capital expenditures....................................................    (1,567)                (585)
    Acquisition of BCS, Inc., net of cash acquired..........................         -                 (314)
    Sales of short-term investments.........................................     4,084                9,026
    Purchases of short-term investments.....................................    (1,705)              (1,064)
    Other assets............................................................      (276)                  97
    Net investing activities of discontinued operations.....................         -                  (21)
                                                                               -------              -------
Net cash provided by investing activities...................................       536                7,139
                                                                               -------              -------

Cash flows from financing activities:
    Proceeds from borrowings and issuance of long-term obligations..........         -                    7
    Repayments of borrowings and long-term obligations......................      (583)                (811)
    Net issuance and retirements of common stock............................       384                   33
    Net financing activities of discontinued operations.....................         -                   (3)
                                                                               -------              -------
Net cash used by financing activities.......................................      (199)                (774)
                                                                               -------              -------
Net increase (decrease) in cash and cash equivalents........................    (5,081)                 207
Cash and cash equivalents at beginning of period............................     8,412                4,465
                                                                               -------              -------
Cash and cash equivalents at end of period..................................   $ 3,331              $ 4,672
                                                                               =======              =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE FISCAL QUARTERS ENDED
                        APRIL 3, 1998 AND APRIL 4, 1997


NOTE 1:  BASIS OF PRESENTATION

         Exponent, Inc., together with its subsidiaries (referred to as the "Company"), is a multidisciplinary organization of scientists, physicians, engineers and business consultants performing in-depth scientific research and analysis in over 50 technical disciplines. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Failure Analysis Associates, Inc. ("FaAA"), Exponent Health Group, Inc. ("EHG"), Exponent Environmental Group, Inc. ("EEG"), BCS Wireless, Inc. ("BCS") and PLG, Inc. ("PLG") whose results of operations have been accounted for as a discontinued operation for the quarter ending April 4, 1997. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

         The accompanying condensed, consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of Exponent and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters ended April 3, 1998 and April 4, 1997, are not necessarily representative of the results of future quarterly or annual periods.

NOTE 2:  DISCONTINUED OPERATIONS

         Effective September 18, 1997 the Company sold all of the outstanding shares of stock of its wholly owned subsidiary, PLG, Inc. ("PLG"), for a total purchase price of approximately $2.0 million which included a premium of $600,000 over the net book value. The Company made the decision to sell PLG based on management's assessment that the services PLG provided, which included consulting services primarily to the nuclear industry, were no longer complementary to the Company's core business practice areas.

         The Company received an unsecured subordinated promissory note as consideration of the $2.0 million purchase price. The note has an 18-month maturity date and bears interest at 10%. Six quarterly principal payments of approximately $170,000 plus accrued interest will be made starting December 18, 1997 with the final quarterly payment plus the remaining principal and any unpaid accrued interest due on March 18, 1999. To date, all principal quarterly payments that have come due have been paid.

The effect of this discontinued operations on the basic and diluted earnings per share for the quarter ending April 4, 1997 was immaterial.


NOTE 3:  NET INCOME PER SHARE

          Basic per share amounts are computed using the weighted average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares and potential common shares outstanding, using the treasury stock method, when antidilutive.

         The following schedule reconciles the denominator of the Company's net income per share calculation for basic and dilutive net income per share:


                                                                    Quarters Ended
                                                        --------------------------------------
                                                           April 3, 1998      April 4, 1997
                                                        --------------------------------------
Denominator
   Denominator for basic net income per share-
      weighted average shares outstanding                            7,476               6,806
Effect of dilutive securities
   Dilutive options outstanding                                        511                  86
Denominator for diluted earnings per share-
     adjusted weighted average shares and assumed
     conversion                                                      7,987               6,892

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130," Reporting Comprehensive Income". SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Debt and Equity Securities." SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the year ending January 1, 1999. Total comprehensive income, in thousands, was $5K and ($55K) for the three months ended April 3, 1998 and April 4, 1997, respectively. The primary components of other comprehensive income included foreign currency translation adjustments and unrealized holding gains and losses related to the Company's available-for-sale investments.


NOTE 5:  SUPPLEMENTAL CASH FLOW INFORMATION

         The following is supplemental disclosure of cash flow information, in thousands:

                                        Quarters Ended
                                 ----------------------------
                                 April 3, 1998  April 4, 1997
                                 -------------  -------------
Cash paid during the period:
     Interest                           $  295         $  342
                                --------------  -------------

     Income taxes                       $3,021         $1,883
                                --------------  -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

     This Report contains, and incorporates by reference, certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995 and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include those discussed elsewhere in this Report and in the documents incorporated herein by reference. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

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

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached unaudited, condensed, consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 2, 1998, which is contained in the Company's fiscal 1997 Annual Report on Form 10-K.

1998 Fiscal Quarter Ended April 3, 1998 Compared To 1997 Fiscal Quarter Ended April 4, 1997

     Revenues for the first quarter of fiscal 1998 were $22.4 million compared to $16.5 million for the same quarter of fiscal 1997, an increase of 35.7%. This increase is primarily due to the acquisition of Exponent Environmental Group, Inc. ("EEG") which contributed $3.9 million or 66.1% of the total revenue increase. The remaining $2.0 million increase is primarily due to an increase in the revenues generated from the Company's subsidiary, BCS Wireless, Inc. ("BCS") and the Company's health group business, Exponent Health Group, Inc. ("EHG").

     Compensation and related expenses increased 35.2% to $13.8 million for the first quarter of fiscal 1998 compared to $10.2 million for the same period in fiscal 1997. The acquisition of EEG accounted for $2.5 million of the total increase. The remaining $1.1 million increase is primarily due to an 8% increase in the total number of employees primarily for EHG and BCS. As a percentage of revenue, total compensation remained relatively flat for the first quarter of fiscal 1998 compared to the same period in fiscal 1997.

     Other operating expenses increased 25.0% to $4.0 million for the first quarter of fiscal 1998 compared to $3.2 million for the same quarter in fiscal 1997. This increase was primarily due to the inclusion of operating expenses attributable to the acquisition of EEG totaling approximately $600,000. The remaining $200,000 increase is due to an increase in depreciation expense and cost of goods sold from higher sales activity from the Company's subsidiary, BCS. Other operating expenses were 18.1% of total revenues for the first quarter of fiscal 1998 as compared to 19.2% for the comparable quarter of fiscal 1997, a decrease of 1.1%.

     General and administrative expenses increased 46.6% to $2.2 million for the first quarter of fiscal 1998 compared to $1.5 million for the same period in fiscal 1997. The acquisition of EEG accounted for approximately $325,000 of the total increase while the remaining increase is attributable to higher recruiting and relocation expense. General and administrative expenses as a percentage of revenue increased slightly to 9.8% of total revenues for the first quarter of fiscal 1998 compared to 9.1% for the first quarter of fiscal 1997.

     Other income (expense) consists primarily of interest expense on the Company's mortgage, net of investment income earned on available cash and short-term investments and rental income from leasing excess space in the Company's headquarter facility located in Menlo Park, California. Other income (expense) decreased by $92,000 to $255,000 for the first quarter of fiscal 1998 from $347,000 for the same period in fiscal 1997. This decrease is primarily due to a decrease in investment interest income.


LIQUIDITY AND CAPITAL RESOURCES

1998 Fiscal Quarter Ended April 3, 1998 Compared To 1997 Fiscal Quarter Ended April 4, 1997

     At April 3, 1998, the Company had $3.3 million in cash and cash equivalents and $4.0 million in short-term investments. The Company continues to finance its business principally through cash flows from operating activities.

     Net cash used by operating activities was $5.4 million in the first three months of fiscal 1998 compared to $6.2 million for the comparable period of fiscal 1997. This quarter-to-quarter decrease in cash used in operating activities was primarily attributed to higher net income adjusted for non cash items in the first quarter of fiscal 1998.

     Net cash provided by investing activities was approximately $500,000 for the first quarter of fiscal 1998 compared $7.1 million for the comparable quarter of fiscal 1997. This decrease was a result of higher sales of short-term investments in the first quarter of fiscal 1997 to provide cash primarily for the acquisition of EEG and BCS.

     Net cash used for financing activities was $239,000 for the first quarter of fiscal 1998 compared to $774,000 in the comparable period of fiscal 1997. This decrease in cash used in financing activities is primarily due to an increase in cash from issuance of common stock through the employee stock purchase plan and the exercising of sock options in the first quarter of fiscal 1998 of approximately $400,000.

     The Company's long-term obligations at April 3, 1998 consisted primarily of the mortgage obligation on the Company's headquarters facility in the amount of $16.8 million, which will mature in August 2011 and consists of fixed semi-annual principal payments and monthly interest payments based on an adjustable interest rate tied to the London Interbank Offering
Rate. This rate is subject to adjustments every February and August. Additionally, the Company renewed its $10 million line of credit agreement in August 1997. This agreement is renewable on an annual basis. There were no amounts borrowed against the line of credit during the first quarter of fiscal 1998.

     Management believes that its existing cash and short-term investment balances, together with its existing line of credit and funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs through at least the next twelve-month period.

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

ABSENCE OF BACKLOG

     Revenues are primarily derived from services provided in response to client request or events that occur without notice, and engagements, generally billed on a "time and expenses" basis, are terminable at any time by clients. As a result, backlog at any particular time is small in relation to its quarterly revenues and is not a reliable indicator of revenues for any future periods. Revenues and operating margins for any particular quarter are generally affected by staffing mix, resource requirements and timing and size of engagements.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule

     27.2 Restated Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended April 3, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              EXPONENT, INC.
                              --------------
                              (formerly named The Failure Group, Inc.)
                              (Registrant)

Date: May 18, 1998            /s/ Michael R. Gaulke
                              ---------------------
                              Michael R. Gaulke, Chief Executive Officer,
                              President and Director

                               INDEX TO EXHIBITS
                               -----------------



Exhibit
Number       Description
------       ------------


27.1         Financial Data Schedule

27.2         Restated Financial Data Schedule