Form 10-Q
period 1998-07-03
EXPONENT INC
filed 1998-08-14
CIK 851520

                                  FORM 10-Q

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                        ----------------------------

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1998

                                       OR

 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to___________________


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
                                                            YES  X     No
                                                                ---       ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at August 7, 1998
----------------------------                 -----------------------------
Common Stock $.001 par value                       7,427,639 shares

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EXPONENT, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       JULY 3, 1998 AND JANUARY 2, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       JULY 3,            JANUARY 2,
                                                                        1998                1998
                                                                ------------------   ------------------
        ASSETS
Current assets:
    Cash and cash equivalents.........................                 $     5,807          $     8,412
    Short-term investments............................                           -                6,370
    Accounts receivable, net..........................                      33,030               27,279
    Prepaid expenses and other assets.................                       7,940                5,160
                                                                      ------------         ------------
         Total current assets.........................                      46,777               47,221
Property, equipment and leasehold improvements,net....                      31,962               30,277
Other assets..........................................                       9,398               10,753
                                                                      ------------         ------------
                                                                       $    88,137          $    88,251
                                                                      ============         ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities.........                        1,910                1,987
    Notes payable and current installments of
         long-term obligations.......................                        1,248                1,248
    Accrued payroll and employee benefits............                        8,460                8,351
    Income taxes payable.............................                            -                2,207
                                                                      ------------         ------------
         Total current liabilities...................                       11,618               13,793
Long-term obligations, net of current installments...                       16,210               16,654
Deferred income taxes................................                        1,088                1,088
                                                                      ------------         ------------
         Total liabilities...........................                       28,916               31,535
                                                                      ------------         ------------

Stockholders' equity:
    Common stock.....................................                            8                    8
    Additional paid-in capital.......................                       33,218               33,133
    Accumulated comprehensive income.................                            -                   11
    Retained earnings................................                       28,794               25,793
    Treasury shares at cost, 459,857 and 459,784
         shares at July 3, 1998, respectively........                       (2,799)              (2,229)
                                                                      ------------         ------------
              Total stockholders' equity.............                       59,221               56,716
                                                                      ------------         ------------
                                                                       $    88,137          $    88,251
                                                                      ============         ============

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      FOR THE QUARTERS AND SIX MONTHS ENDED JULY 3, 1998 AND JULY 4, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 Unaudited                   Unaudited
                                                                        ---------------------------  ---------------------------
                                                                              Quarters Ended             Six Months Ended
                                                                        July 3, 1998   July 4, 1997  July 3, 1998   July 4, 1997
                                                                        ---------------------------  ---------------------------


Revenues                                                                  $  20,625      $  17,570     $  43,001      $  34,060

Operating expenses:

Compensation and related expenses...................................         13,728         10,833        27,487         21,051
Other operating expenses............................................          4,271          3,394         8,310          6,564
General and administrative expenses.................................          1,762          1,472         3,963          2,967
                                                                        -----------    -----------   -----------    -----------
                                                                             19,761         15,699        39,760         30,582
                                                                        -----------    -----------   -----------    -----------

        Operating income............................................            864          1,871         3,241          3,478

Other income (expense)                                                          427            181           682            527
                                                                                ---            ---           ---            ---

        Income from continuing operations
          before income taxes.......................................          1,291          2,052         3,923          4,005
Provision (benefit) for income taxes                                          (284)            831           788          1,622
                                                                        -----------    -----------   -----------    -----------
Income from continuing operations                                             1,575          1,221         3,135          2,383

Discontinued operations
        Income from operations of PLG, Inc.                                       -              3             -             12
                                                                        -----------    -----------   -----------    -----------
                    Net income                                            $   1,575      $   1,224     $   3,135      $   2,395
                                                                        ===========    ===========   ===========    ===========
        Income per share from continuing
          operations
                    Basic                                                 $    0.21      $    0.17     $    0.42      $    0.34
                   Diluted                                                $    0.20      $    0.17     $    0.39      $    0.34
             Net income per share
                    Basic                                                 $    0.21      $    0.17     $    0.42      $    0.34
                   Diluted                                                $    0.20      $    0.17     $    0.39      $    0.34
      Shares used in per share computations
                    Basic                                                     7,532          7,078         7,504          6,942
                   Diluted                                                    8,025          7,181         8,005          7,037

                                               EXPONENT, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      FOR THE SIX MONTHS ENDED JULY 3, 1998 AND JULY 4, 1997
                                                          (IN THOUSANDS)


                                                                                                SIX MONTHS ENDED
                                                                                         JULY 3, 1998       JULY 4, 1997
                                                                                        --------------     --------------
Cash flows from operating activities:
    Net income                                                                           $      3,135       $      2,395
    Adjustments to reconcile net income to net cash used by
        operating activities:
        Depreciation and amortization                                                           2,057              1,641
        Provision for doubtful accounts                                                           116                110
    Changes in operating assets and liabilities:
             Accounts receivable                                                               (5,769)            (4,815)
             Prepaid expenses and other current assets                                            349             (1,103)
             Account payable and accrued liabilities                                             (116)            (1,660)
             Accrued payroll and employee benefits                                                112              1,482
             Income taxes payable and current deferred income tax                              (4,135)               217
    Net operating activities of discontinued operations                                             -               (452)
                                                                                        --------------     --------------
Net cash used by operating activities                                                          (4,251)            (2,185)
                                                                                        --------------     --------------

Cash flows from investing activities
    Capital expenditures                                                                       (3,360)            (1,823)
    Acquisition of BCS, Inc., net of cash acquired                                                  -               (314)
    Acquisition on EEG, Inc., net of cash acquired                                                  -             (7,495)
    Sales of short-term investments                                                             8,309             15,310
    Purchase of short-term investments                                                         (1,962)            (2,945)
    Other assets                                                                                 (173)               338
    Net investing activities of discontinued operations                                             -                570
                                                                                        --------------     --------------
Net cash provided by investing activities                                                       2,814              3,641
                                                                                        --------------     --------------

Cash flows from financing activities:
    Repayments of borrowings and long-term obligations                                           (547)              (807)
    Net issuance's and retirements of common stock                                                552                  4
    Repurchases of common stock                                                                (1,173)                60
    Net financing activities of discontinued operations                                             -                 (4)
                                                                                        --------------     --------------
Net cash used by financing activities                                                          (1,168)              (747)
                                                                                        --------------     --------------
Net increase (decrease) in cash and cash equivalents                                           (2,605)              (709)
Cash and cash equivalents at beginning of period                                                8,412              4,465
                                                                                        --------------     --------------
Cash and cash equivalents at end of period                                               $      5,807       $      5,174
                                                                                        ==============     ==============

                 The accompanying notes are an integral part of these condensed consolidated financial statements

                        EXPONENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE FISCAL QUARTERS AND SIX MONTHS ENDED
                         JULY 3, 1998 AND JULY 4, 1997


NOTE 1:  BASIS OF PRESENTATION

         Exponent, Inc., together with its subsidiaries (referred to as the "Company"), is a multidisciplinary organization of scientists, physicians, engineers and business consultants performing in-depth scientific research and analysis in over 50 technical disciplines. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Exponent Failure Analysis Associates, Inc. ("FaAA"), Exponent Health Group, Inc. ("EHG"), Exponent Environmental Group, Inc. ("EEG"), BCS Wireless, Inc. ("BCS") and PLG, Inc. ("PLG") whose results of operations have been accounted for as a discontinued operation for the quarter and six month period ended July 4, 1997. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

         The accompanying condensed, consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of Exponent and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and six month periods ended July 3, 1998 and July 4, 1997, are not necessarily representative of the results of future quarterly or annual periods.

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

The effect of this discontinued operations on the basic and diluted earnings per share for the quarter and six month period ended July 4, 1997 was immaterial.


NOTE 3:  NET INCOME PER SHARE

         Basic per share amounts are computed using the weighted average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares and potential common shares outstanding, using the treasury stock method, even when antidilutive, if their effect would be dilutive on the per share amount from continuing operations.

     The following schedule reconciles, in thousands, the shares used in the Company's basic and diluted net income per share calculation.



                                                                   Quarter                        Six Months
                                                                    Ended                           Ended
                                                            July 3,       July 4,           July 3,       July 4,
                                                             1998          1997              1998          1997
                                                        ---------------------------     ---------------------------

Basic earnings per share-
   weighted average shares outstanding                      7,532         7,078             7,504         6,942
 Effect of dilutive securities
   options outstanding                                       493           103               501            95
                                                             ---           ---               ---            --
Denominator for diluted earnings per share-
  adjusted weighted average shares and assumed
  conversion                                                8,025         7,181             8,005         7,037
                                                            =====         =====             =====         =====


NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Debt and Equity Securities." SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the year ending January 1, 1999. Total comprehensive income, in thousands, was ($40K) and ($16K) for the quarters ended July 3, 1998 and July 4, 1997 respectively and ($35K) and ($71K) for the six months ended
July 3, 1998 and July 4, 1997 respectively.   The primary components of other
comprehensive income included foreign currency translation adjustments and unrealized holding gains and losses related to the Company's available-for-sale investments.

         In June of 1998, the Financial Accounting Standards Board issued SFAS No 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999 and management does not believe the adoption of SFAS No 133 will have a material effect on the financial position of the Company.

NOTE 5:  SUPPLEMENTAL CASH FLOW INFORMATION

         The following is supplemental disclosure of cash flow information, in thousands:




                                            Six Months Ended
                                ----------------------------------------
                                  July 3, 1998            July 4, 1997
                                  ------------            ------------

Cash paid during the period:
        Interest                     $  589                  $  912
                                     -------                 -------

        Income taxes                 $ 4,923                 $ 2,083
                                     --------                --------


NOTE 6:  INCOME TAXES

         During the second quarter of fiscal 1998, the Company removed a 100% valuation allowance recorded against the $800,000 deferred tax asset generated from a tax loss resulting from the sale of PLG, Inc. ("PLG") in September 1997. The decision to remove the valuation allowance was based upon plans management is working on to generate capital gains via a potential sale and/or sales/leaseback of one or more of its owned buildings at the Company's headquarters facility. Other options for realizing a portion of the value of the headquarters buildings and/or generating capital gains are also being evaluated. The final plan implementation is subject to the Company's Board of Directors approval. The Company has until September 2002 to generate sufficient capital gains to utilize the entire $800,000 deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FORWARD LOOKING STATEMENT

         This Quarterly Report on Form 10-Q (this "Report") for Exponent, Inc. (the "Company" or "Exponent") contains, and incorporates by reference, certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995 and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include those discussed elsewhere in this Report and in the documents incorporated herein by reference. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

GENERAL

         The Company recognizes most of its revenue from professional service activities, generally at the time services are performed. The majority of these activities are provided under a time and materials or fixed-price billing arrangement with revenues consisting of professional fees and expenses and fees for the use of the Company's equipment and facilities in connection with the services provided. On fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion of services rendered. Provision for estimated losses on engagements is made during the period in which the loss becomes probable and can be reasonably estimated. The Company's principal expenses are professional compensation and related expenses.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached unaudited, condensed, consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 2, 1998, which is contained in the Company's fiscal 1997 Annual Report on Form 10-K.

1998 Fiscal Quarter and Six Months Ended July 3, 1998 Compared to 1997 Fiscal Quarter and Six Months Ended July 4, 1997

         Revenues for the second quarter of fiscal 1998 were $20.6 million compared to $17.6 million for the same quarter of fiscal 1997, an increase of 17.4%. This increase was primarily due to the acquisition of Exponent Environmental Group, Inc. ("EEG"), which contributed $1.8 million or 60.0% of the total revenue increase. The remaining increase was due to an increase in the revenues generated by the Company's subsidiary, BCS Wireless, Inc. ("BCS"), of approximately $620,000 and a revenue increase of

$600,000 in the Company's core litigation practice from Exponent Failure Analysis Associates, Inc. ("Exponent Failure Analysis Associates"). Revenues also increased for the six months ended July 3, 1998 by 26.3% to $43.0 million compared to $34.1 million for the comparable period in fiscal 1997. Again this increase was primarily due to revenue generated from the acquisition of EEG, which accounted for $5.8 million of the total $8.9 million increase. BCS accounted for $1.4 million of the total increase, while the Company's core litigation practice increased by $1.7 million, primarily due to stronger utilization rates in the first quarter of fiscal 1998.

         Compensation and related expenses increased by 26.7% to $13.7 million for the second quarter of fiscal 1998 compared to $10.8 million for the same period in fiscal 1997. The acquisition of EEG accounted for $1.2 million of the total increase. The remaining $1.7 million increase was primarily due to a 9% increase in the total number of employees, primarily for Exponent Failure Analysis Associates and BCS, in addition to a company-wide salary increase which became effective April 4, 1998. As a percentage of revenue, total compensation increased to 66.6% for the second quarter of fiscal 1998 compared to 61.7% for the same period in fiscal 1997. This increase was primarily due to the lower utilization rates in the second quarter of fiscal 1998 in a number of the Company's practice areas. For the six months ended July 3, 1998, compensation and related expenses increased by $6.4 million or 30.6%. EEG accounted for $3.7 million or 57% of the total increase while the remaining $2.7 million increase resulted from a company-wide salary and headcount increase. As a percentage of revenue, compensation and related expenses increased to 63.9% for the six months ended July 3, 1998 compared to 61.8% for the six months ended July 4, 1998, again a result of the lower utilization rates in the second quarter of fiscal 1998.

         Other operating expenses increased by 25.8% to $4.3 million for the second quarter of fiscal 1998 compared to $3.4 million for the same quarter in fiscal 1997. This increase was primarily due to the inclusion of operating expenses attributable to the acquisition of EEG totaling approximately $325,000. The remaining increase was due to an overall increase in operating costs for BCS of $200,000 in addition to an increase in occupancy costs for Exponent Failure Analysis Associates associated with the relocation of existing offices. Other operating expenses were 20.7% of total revenues for the second quarter of fiscal 1998 compared to 19.3% for the comparable quarter of fiscal 1997, a slight increase of 1.4%. Other operating expenses increased to $8.3 million for the six months ended July 3, 1998 compared to $6.6 million for the same period a year ago. EEG accounted for approximately $900,000 of the total increase, while BCS accounted for approximately $400,000 of the total increase. The remaining increase was due to the increase in occupancy cost for Exponent Failure Analysis Associates from the second quarter of fiscal 1998. As a percentage of revenue, operating expenses remained flat at 19.3% for both of the six month periods ended July 3, 1998 and July 4, 1997.

         General and administrative expenses increased 19.7% to $1.8 million for the first quarter of fiscal 1998 compared to $1.5 million for the same period in fiscal 1997. This increase was primarily due to the acquisition of EEG, which accounted for approximately $150,000 of the total increase. General and administrative expenses as a percentage of revenue increased slightly to 8.5% of total revenues for the second quarter of fiscal 1998 compared to 8.4% for the second quarter of fiscal 1997. For the six months ended July 3 1998, general and administrative expenses increased to $4.0 million from $3.0 million for the six month period ended July 4, 1997. EEG accounted for approximately $500,000 of the total increase, while the remaining increase was primarily attributable to higher recruiting and relocation expense from the first quarter of fiscal 1998. As a percentage of revenue, general and administrative expenses increased to 9.2% for the six months ended July 3, 1998 from 8.7% for the same period a year ago.

         Other income (expense) consists primarily of interest expense on the Company's mortgage, net of investment income earned on available cash and short-term investments and rental income from leasing excess space in the Company's
headquarters facility located in Menlo Park, California.   Other income, net,
increased to $427,000 for the second quarter of fiscal 1998 and to $682,000 for the six months ended July 3, 1998 compared to $181,000 and $527,000 during the same periods a year ago, respectively. These increases were primarily due to a decrease in interest expense associated with the Internal Revenue Service tax settlement partially offset by lower interest income earned on the Company's short-term investments. The Company is currently evaluating all options for realizing a portion of the value of its headquarters buildings. Depending upon the timing and use of the cash proceeds resulting from the implementation of these options, interest income (expense) could be materially impacted.

LIQUIDITY AND CAPITAL RESOURCES

1998 Fiscal Quarter and Six Months Ended July 3, 1998 Compared to 1997 Fiscal Quarter and Six Months Ended July 4, 1997

         At July 3, 1998, the Company had $5.8 million in cash and cash equivalents. During the six month periods ended July 3, 1998 and July 4, 1997, the Company's working capital needs were generally funded through the sale of its short-term investments.

         Net cash used by operating activities was $4.3 million in the first six months of fiscal 1998 compared to $2.2 million for the comparable period in fiscal 1997. This increase in cash used in operating activities was primarily attributable to the increase in taxes paid offset partially by a higher net income in the first six months of fiscal 1998.

         Net cash provided by investing activities was approximately $2.8 million for the first six months of fiscal 1998 compared $3.6 million for the comparable period of fiscal 1997. This decrease was a result of increased spending on capital expenditures primarily associated with the opening of new offices offset partially by an increase of cash generated from the sale of short-term investments net of cash used for acquisitions in the first six months of fiscal 1998 compared to the same period a year ago.

         Net cash used for financing activities was $1.2 million for the first six months of fiscal 1998 compared to $747,000 for the comparable period in fiscal 1997. This increase in cash used in financing activities was primarily due to the repurchase of shares of the Company's common stock for $1.2 million partially offset by an increase in cash from the issuance of shares of the Company's common stock through the Company's employee stock purchase plan and the exercising of stock options in the first six months of fiscal 1998 compared to the same period a year ago.

         The Company's long-term obligations at July 3, 1998 consisted primarily of the mortgage obligation on the Company's headquarters facility in the amount of $15.6 million, which will mature in August 2011 and consists of fixed semi-annual principal payments and monthly interest payments based on an adjustable interest rate tied to the London Interbank Offering Rate. This rate is subject to adjustments every 30 days. Additionally, in June 1998 the Company renewed its $10 million line of credit agreement, which is renewable on an annual basis. There were no amounts borrowed against the line of credit during the six month period ended July 3, 1998.

         The Company is currently evaluating all options for realizing a portion of the value of its headquarters buildings. Potential uses of any resulting proceeds may include, but are not limited to, additional common stock share repurchase programs, acquisitions of companies, working capital requirements, debt repayment, or short-term investments.

         The Company believes that its existing cash balances, together with its existing line of credit and funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs through at least the next twelve-month period.



FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

         Exponent operates in a rapidly changing environment that involves numerous uncertainties, some of which are beyond the Company's control. These uncertainties include, but are not limited to, those mentioned elsewhere in this Report, and the following:

ATTRACTION AND RETENTION OF KEY EMPLOYEES

         The Company's business involves the delivery of professional services and is labor-intensive. The Company's success depends in large part upon its ability to attract, retain and motivate highly qualified technical and managerial personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that the Company can continue to attract sufficient numbers of highly qualified technical and managerial personnel and to retain existing employees. The loss of employees could impact its ability to secure and complete engagements or could otherwise have an adverse effect on the Company's business, financial condition or results of operations.

ABSENCE OF BACKLOG

         Revenues are primarily derived from services provided in response to client requests or events that occur without notice, and engagements, generally billed on a "time and expenses" basis, are terminable at any time by clients. As a result, backlog at any particular time is small in relation to the Company's quarterly revenues and is not a reliable indicator of revenues for any future period. Revenues and operating margins for any particular quarter are generally affected by staffing mix, resource requirements and the timing and size of engagements.


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

REGULATION

         Public concern over health, safety and preservation of the environment has resulted in the enactment of a broad range of environmental laws and regulations by local, state and federal lawmakers and agencies. These laws and the implementing regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. To the extent changes in such laws, regulations and enforcement or other factors significantly reduce the exposure of manufacturers, owners, service providers and others to liability, the demand for environmental services may be significantly reduced, which could adversely effect the Company's business.

IMPACT OF YEAR 2000

         The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business acitivities.

         The Company has been assessing the impact of Year 2000 issues on its computer systems and applications and has developed a Year 2000 compliance plan. Conversion activities are in process and the Company presently expects conversion and testing for Year 2000 compliance to be completed by the middle of 1999. The failure to address the Year 2000 issue adequately and in a timely fashion could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is also taking into consideration the potential adverse effects on the Company of Year 2000 noncompliance by the Company's material suppliers, customers and other external business partners. There can be no assurance that the systems of other companies on which the Company's systems and operations rely will be Year 2000 compliant. Even if the internal systems of the Company are not materially affected by the Year 2000 issue, disruptions in the operations of any of the entities with which the Company interacts could have a material adverse effect on the Company's business, financial condition or results of operations. The Company presently expects that the costs associated with its Year 2000 compliance plan will not have a material impact on the Company's consolidated financial position, results of operations or cash flow.

                          PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 1998 Annual Meeting of Stockholders held on May 13, 1998 (the "Annual Meeting"), the following individuals were elected to the Board of Directors:

                                                              BROKER
                          FOR            WITHELD              NON-VOTES
                          ---            -------              ---------

Michael R. Gaulke         6,107,409      7,583                N/A
Samuel H. Armacost        6,107,609      7,383                N/A
Barbara M. Barrett        6,106,409      8,583                N/A
Jon R. Katzenbach         6,107,609      7,383                N/A
Edward J. Keith           6,107,609      7,383                N/A
Subbaiah V. Malladi       5,858,887      256,105              N/A
Roger L. McCarthy         5,963,367      151,625              N/A
George T. VanGilder       6,107,609      7,383                N/A

The following proposal was approved by the stockholders at the Company's Annual
Meeting:

                                        FOR           AGAINST       ABSTAIN
                                        ---           -------       -------

The appointment of KPMG Peat            5,917,224     148,375       49,393
Marwick LLP as independent
auditors for the period ending
January 1, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27.1    Financial Data Schedule
        27.2    Restated Financial Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended July 3, 1998.

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



                                  EXPONENT, INC.
                                  --------------
                                  (formerly named The Failure Group, Inc.)
                                  (Registrant)

Date: August 14, 1998             /s/ Michael R. Gaulke
                                  ---------------------
                                  Michael R. Gaulke, Chief Executive Officer,
                                  President and Director

                               INDEX TO EXHIBITS
                               -----------------



Exhibit
Number       Description
------       -----------


27.1         Financial Data Schedule
27.2         Restated Financial Data Schedule