Form 10-Q
period 1998-10-02
EXPONENT INC
filed 1998-11-16
CIK 851520

                                  FORM 10-Q

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                         ---------------------------

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1998

                                     OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


Commission File Number 0-18655
                       -------

                                 EXPONENT, INC.
                                 --------------
                    (formerly named The Failure Group, Inc.)
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         77-0218904
     ----------------------                                --------------
(State or other jurisdiction of incorporation)           (I.R.S. Employer
                                                      Identification Number)

149 COMMONWEALTH DRIVE, MENLO PARK, CALIFORNIA                          94025
----------------------------------------------                      -----------
  (Address of principal executive office)                            (Zip Code)

(Registrant's telephone number, including area code)           (650) 326-9400
                                                               --------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       YES  X     No _____
                                                           ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Outstanding at November 6, 1998
----------------------------           -------------------------------

                                               7,258,881
Common Stock $.001 par value                ________________shares

                       PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       EXPONENT, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                     OCTOBER 2, 1998 AND JANUARY 2, 1998
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        OCTOBER 2,              JANUARY 2,
                                                                           1998                    1998
                                                                   -------------------     -------------------
                             ASSETS
Current assets:
  Cash and cash equivalents.....................................           $ 1,912                 $ 8,412
  Short-term investments........................................                 -                   6,370
  Accounts receivable, net......................................            35,164                  27,279
  Prepaid expenses and other assets.............................             8,223                   5,160
                                                                           -------                 -------
    Total current assets........................................            45,299                  47,221
Property, equipment and leasehold improvements, net.............            32,297                  30,277
Other assets....................................................             9,370                  10,753
                                                                           -------                 -------
                                                                           $86,966                 $88,251
                                                                           =======                 =======
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities......................             2,688                   1,987
  Notes payable and current installments of long-term
   obligations..................................................             1,737                   1,248
  Accrued payroll and employee benefits.........................             6,915                   8,351
  Income taxes payable..........................................                 -                   2,207
                                                                           -------                 -------
    Total current liabilities...................................            11,340                  13,793
                                                                           -------                 -------
Long-term obligations, net of current installments..............            16,153                  16,654
Deferred income taxes...........................................             1,088                   1,088
                                                                           -------                 -------
    Total liabilities...........................................            28,581                  31,535
                                                                           -------                 -------
Stockholders' equity:
  Common stock..................................................                 8                       8
  Additional paid-in capital....................................            33,244                  33,133
  Accumulated comprehensive income..............................                 -                      11
  Retained earnings.............................................            29,293                  25,793
  Treasury shares, at cost, 643,615 and 459,784 shares at
   October 2, 1998 and January 2, 1998, respectively............            (4,160)                 (2,229)
                                                                           -------                 -------
    Total stockholders' equity..................................            58,385                  56,716
                                                                           -------                 -------
                                                                           $86,966                 $88,251
                                                                           =======                 =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

  FOR THE QUARTERS AND NINE MONTHS ENDED OCTOBER 2, 1998 AND OCTOBER 3, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                             Quarters Ended            Nine Months Ended
                                         -----------------------    -----------------------
                                         October 2,   October 3,    October 2,   October 3,
                                           1998         1997          1998          1997
                                         --------      ---------    ----------   ----------
Revenues...............................  $ 20,942      $20,178       $63,943       $54,238
                                          -------      -------       -------       -------
Operating expenses:

 Compensation and related expenses.....    13,632       12,538        41,119        33,591
 Other operating expenses..............     4,383        3,728        12,693        10,290
 General and administrative expenses...     2,155        1,961         6,118         4,927
                                          -------      -------       -------       -------
                                           20,170       18,227        59,930        48,808
                                          -------      -------       -------       -------
      Operating income.................       772        1,951         4,013         5,430

Other income...........................       246          170           928           697
                                          -------      -------       -------       -------
   Income from continuing operations
        before income taxes............     1,018        2,121         4,941         6,127
Provision for income taxes.............       409          859         1,197         2,481
                                          -------      -------       -------       -------
   Income from continuing operations...       609        1,262         3,744         3,646

Discontinued operations:
  Income (loss) from operations of
        PLG, Inc.......................         -         (155)            -          (144)
                                          -------      -------       -------       -------
         Net income....................   $   609      $ 1,107       $ 3,744       $ 3,502
                                          =======      =======       =======       =======

    Income per share from continuing
       operations
          Basic........................   $  0.08      $  0.17       $  0.50       $  0.51
          Diluted......................   $  0.08      $  0.17       $  0.48       $  0.49
      Net income per share:
          Basic........................   $  0.08      $  0.15       $  0.50       $  0.49
          Diluted......................   $  0.08      $  0.15       $  0.48       $  0.47
     Shares used in per share
       computations
          Basic........................     7,324        7,305         7,444         7,100
          Diluted......................     7,480        7,594         7,840         7,400

  The accompanying notes are an integral part of these condensed consolidated financial statements

                       EXPONENT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE NINE MONTHS ENDED OCTOBER 2, 1998 AND OCTOBER 3, 1997
                               (IN THOUSANDS)

                                 UNAUDITED

                                                                                      NINE MONTHS ENDED
                                                                            OCTOBER 2, 1998       OCTOBER 3, 1997
                                                                            ---------------       ---------------
Cash flows from operating activities:
     Net income............................................................     $ 3,744               $ 3,502
     Adjustments to reconcile net income to net cash used by
         operating activities:
         Depreciation and amortization.....................................       3,315                 2,604
         Provision for doubtful accounts...................................         128                   261
     Net operating activities of discontinued operations...................           -                   (23)
         Changes in operating assets and liabilities:
              Accounts receivable..........................................      (8,013)               (6,789)
              Prepaid expenses.............................................       1,069                  (729)
              Accounts payable and accrued liabilities.....................         701                (1,452)
              Accrued payroll and employee benefits........................      (1,497)                  330
              Income taxes payable and current deferred income tax.........      (3,866)                  210
                                                                                -------               -------
Net cash used by operating activities......................................      (4,419)               (2,086)
                                                                                -------               -------
Cash flows from investing activities:
     Capital expenditures..................................................      (4,632)               (2,835)
     Acquisition of BCS, Inc., net of cash acquired........................           -                  (314)
     Acquisition of PTI, Inc., net of cash acquired........................           -                (7,495)
     Sales of short-term investments.......................................       8,309                19,300
     Purchase of short-term investments....................................      (1,962)               (4,557)
     Other assets..........................................................        (389)                  268
     Net investing activities of discontinued operations...................           -                  (154)
                                                                                -------               -------
Net cash provided by investing activities..................................       1,326                 4,213
                                                                                -------               -------
Cash flows from financing activities:
     Proceeds from borrowings and issuance of long-term obligations........           -                     6
     Repayments of borrowings and long-term obligations....................      (1,344)               (1,429)
     Net issuance's and retirements of common stock........................         756                   145
     Repurchases of common stock...........................................      (2,819)                    -
     Net financing activities of discontinued operations...................           -                     -
                                                                                -------               -------
Net cash used by financing activities......................................      (3,407)               (1,278)
                                                                                -------               -------
Net increase (decrease) in cash and cash equivalents.......................      (6,500)                  849
Cash and cash equivalents at beginning of period...........................       8,412                 4,465
                                                                                -------               -------
Cash and cash equivalents at end of period.................................     $ 1,912               $ 5,314
                                                                                =======               =======


 The accompanying notes are an integral part of these condensed consolidated financial statements

                        EXPONENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE FISCAL QUARTERS AND NINE MONTHS ENDED
                      OCTOBER 2, 1998 AND OCTOBER 3, 1997


NOTE 1:  BASIS OF PRESENTATION

          Exponent, Inc., (the "Company") together with its subsidiaries, is a multidisciplinary organization of scientists, physicians, engineers and business consultants performing in-depth scientific research and analysis in over 50 technical disciplines. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Exponent Failure Analysis Associates, Inc. ("FaAA"), Exponent Health Group, Inc. ("Health"), Exponent Environmental Group, Inc. ("Environmental"), BCS Wireless, Inc. ("BCS") and PLG, Inc. ("PLG") whose results of operations have been accounted for as a discontinued operation for the quarter and nine month period ended October 3, 1997. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

          The accompanying condensed, consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of Exponent and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and nine month periods ended October 2, 1998 and October 3, 1997, are not necessarily representative of the results of future quarterly or annual periods.

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

     The Company received an unsecured subordinated promissory note as consideration of the $2.0 million purchase price. The note has an 18-month maturity date and bears interest at 10%. Six quarterly principal payments of approximately $170,000 plus accrued interest started December 18, 1997 with the final quarterly payment plus the remaining principal and any unpaid accrued interest due on March 18, 1999. To date, all principal quarterly payments that have come due have been paid.

     The effect of this discontinued operation on the basic and diluted earnings per share for the quarter and nine month period ended October 3, 1997 was immaterial.


NOTE 3: NET INCOME PER SHARE

          Basic per share amounts are computed using the weighted- average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted average number of common shares and potential common shares outstanding, using the treasury stock method, even when antidilutive, if their effect would be dilutive on the per share amount from continuing operations.

     The following schedule reconciles, in thousands, the shares used in the Company's basic and diluted net income per share calculation.



                                                                Quarter Ended                 Nine Months Ended
                                                           October 2,    October 3,        October 2,    October 3,
                                                              1998          1997              1998          1997
                                                        ----------------------------    ----------------------------
Basic earnings per share-
      weighted average shares outstanding                     7,324         7,305             7,444         7,100
   Effect of dilutive securities
      options outstanding                                       156           289               396           300
                                                              -----         -----             -----         -----
Denominator for diluted earnings per share-
     adjusted weighted average shares and assumed
     conversion                                               7,480         7,594             7,840          7400
                                                              =====         =====             =====         =====

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in shareholders' equity. The primary components of other comprehensive income included foreign currency translation adjustments and unrealized holding gains and losses related to the Company's available-for-sale investments. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the year ending January 1, 1999. Total comprehensive income, in thousands, was $25K and $21K for the quarters ended October 2, 1998 and October 3, 1997 respectively and ($10K) and ($51K) for the nine months ended October 2, 1998 and October 3, 1997 respectively.

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

NOTE 5: SUPPLEMENTAL CASH FLOW INFORMATION

             The following is supplemental disclosure of cash flow information, in thousands:


                                              Nine Months Ended
                                       ----------------------------------
                                        October 2, 1998   October 3, 1997
                                       -----------------  ---------------
Cash paid during the period:
     Interest                                $  891           $  947
                                             ------           ------
     Income taxes                            $5,025           $2,092
                                             ------           ------

Non-cash investing activities
     Disposition of operations in
     Exchange for a promissory note              __           $2,053
                                                              ------

NOTE 6:  INCOME TAXES

     During the second quarter of fiscal 1998, the Company removed a 100% valuation allowance recorded against the $800,000 deferred tax asset generated from a tax loss resulting from the sale of PLG Inc. in September 1997. The decision to remove the valuation allowance was based upon plans management is working on to generate capital gains via a potential sale and/or sales/leaseback of one or more of its owned buildings at the Company's headquarters facility. Other options for realizing a portion of the value of the headquarters buildings and/or generating capital gains are also being evaluated. The final plan implementation is subject to the Company's Board of Directors approval. The Company has until September 2002 to generate sufficient capital gains to utilize the entire $800,000 deferred tax asset.

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

1998 Fiscal Quarter and Nine Months Ended October 2, 1998 Compared to 1997 Fiscal Quarter and Nine Months Ended October 3, 1997

     Revenues for the third quarter of fiscal 1998 were $20.9 million compared to $20.2 million for the same quarter of fiscal 1997, an increase of 3.8%. This increase was primarily due to an increase in the revenues generated by the Company's subsidiary, BCS Wireless, Inc. ("BCS"), of approximately $750,000. Revenues also increased for the nine months ended October 2, 1998 by 17.9% to $63.9 million compared to $54.2 million for the comparable period in fiscal 1997. Environmental accounted for $5.9 million of the total $9.7 million increase, an increase primarily associated with the inclusion of 4 additional months of Environmental revenue in fiscal 1998 compared to fiscal 1997. BCS accounted for $2.1 million of the total increase, while the Company's core litigation practice increased by $1.5 million, primarily due to strong utilization rates in the first quarter of fiscal 1998.

     Compensation and related expenses increased by 8.7% to $13.6 million for the third quarter of fiscal 1998 compared to $12.5 million for the same period
in fiscal 1997.   As a percentage of revenue, total compensation increased to
65.1% for the third quarter of fiscal 1998 compared to 62.1% for the same period in fiscal 1997. This increase in total compensation dollars in addition to the increase of total compensation as a percentage of revenue is due to the increase of professional staff of approximately 50 employees while the Company's revenue growth was not sufficient to absorb this increase in fixed compensation cost. For the Nine months ended October 2, 1998, compensation and related expenses increased by $7.5 million or 22.4%. Environmental accounted for $3.8 million or 50.7% of the total increase. BCS accounted for $1.0 million of the total increase, an increase associated with their revenue growth. The remaining $2.7 million increase resulted from a company-wide increase in professional staff.
As a percentage of revenue, compensation and related expenses increased to 64.3% for the nine months ended October 2, 1998 compared to 61.9% for the nine months ended October 3, 1997. Again, this increase of total compensation as a percentage of revenue is a result of an increase in fixed labor costs while revenue has not increased proportionally due to lower utilization rates.

     Other operating expenses increased by 17.6% to $4.4 million for the third quarter of fiscal 1998 compared to $3.7 million for the same quarter in fiscal
1997.   Approximately $550,000 of this total increase was due to an overall increase in depreciation expense and other operating costs associated with the relocation of existing offices. The remaining increase is primarily due to an increase of cost of goods sold for BCS associated with their overall increase in revenues. Other operating expenses were 20.9% of total revenues for the third quarter of fiscal 1998 compared to 18.5% for the comparable quarter of fiscal 1997, an increase of 2.4%. Other operating expenses increased to $12.7 million for the nine months ended October 2, 1998 compared to $10.3 million for the same period a year ago. Environmental accounted for approximately $960,000 of the total increase due to the inclusion of 4 additional months of Environmental
operating expenses in fiscal 1998 compared to fiscal 1997.   BCS accounted for
approximately $550,000 of the total increase again primarily due to the increase of cost of goods sold and equipment lease expense associated with the increase in revenue. The remaining increase was due to the overall increase in occupancy cost and depreciation expense associated with the relocation of offices during the second and third quarters of fiscal 1998. As a percentage of revenue, operating expenses were 19.9% and 19.0% for the nine month periods ended October 2, 1998 and October 3, 1997 respectively.

     General and administrative expenses increased 9.9% to $2.2 million for the third quarter of fiscal 1998 compared to $2.0 million for the same period in fiscal 1997. This increase was primarily due to an increase of accounting, travel and marketing related expenses. General and administrative expenses as a percentage of revenue increased to 10.3% of total revenues for the third quarter of fiscal 1998 compared to 9.7% for the third quarter of fiscal 1997. For the nine months ended October 2, 1998, general and administrative expenses increased to $6.1 million from $4.9 million for the nine month period ended October 3, 1997. Environmental accounted for approximately $350,000 of the total increase, while the remaining $850,000 increase was primarily attributable to an increase of bad debt expense of $300,000 resulting from an unusually low bad debt expense in fiscal 1997, in addition to an increase of accounting, travel and marketing expense. As a percentage of revenue, general and administrative expenses increased to 9.6% for the nine months ended October 2, 1998 from 9.1% for the same period a year ago.

     Other income (expense) consists primarily of interest expense on the Company's mortgage, net of investment income earned on available cash and short-term investments and rental income from leasing excess space in the Company's
headquarters facility located in Menlo Park, California.   Other income, net,
increased to $246,000 for the third quarter of fiscal 1998 and to $928,000 for the nine months ended October 2, 1998 compared to $170,000 and $697,000 during the same periods a year ago, respectively. These increases were primarily due to a decrease in interest expense associated with the Internal Revenue Service tax settlement partially offset by lower interest income earned on the Company's short-term investments. The Company is currently evaluating all options for realizing a portion of the value of its headquarters buildings. Depending upon the timing and use of the cash proceeds resulting from the implementation of these options, interest income (expense) could be materially impacted.

LIQUIDITY AND CAPITAL RESOURCES

1998 Fiscal Quarter and Nine Months Ended October 2, 1998 Compared to 1997 Fiscal Quarter and Nine Months Ended October 3, 1997

     At October 2, 1998, the Company had $1.9 million in cash and cash equivalents. During the nine month periods ended October 2, 1998 and October 3, 1997, the Company's working capital needs were generally funded through the sale of its short-term investments.

     Net cash used by operating activities was $4.4 million in the first nine months of fiscal 1998 compared to $2.1 million for the comparable period in fiscal 1997. Excluding the net change in income taxes payable, cash generated from operating activities increased by $1.8 million compared to the first nine months of fiscal 1997. This $1.8 million increase is primarily due to an increase of net income in the first nine months of fiscal 1998 in addition to a decrease of prepaid expenses partially offset by an increase of accounts receivable. The $1.8 million increase of operating cash was offset by a $4.1 million decrease in income taxes payable, a decrease primarily due to the $5.0 million of taxes paid in fiscal 1998.

     Net cash provided by investing activities was approximately $1.4 million for the first nine months of fiscal 1998 compared to $4.2 million for the comparable period of fiscal 1997. This decrease in net cash provided by investing activities was a result of increased spending on capital expenditures of approximately $1.8 million primarily associated with the relocation of existing offices in addition to a decrease of cash generated from the sale of short-term investments net of cash used for acquisitions of approximately $600,000 in the first nine months of fiscal 1998 compared to the same period a year ago.

     Net cash used for financing activities was $3.5 million for the first nine months of fiscal 1998 compared to $1.3 million for the comparable period in
fiscal 1997.   This increase in cash used in financing activities was primarily due to the repurchase of shares of the Company's common stock for $2.8 million partially offset by an increase in cash from the issuance of shares of the Company's common stock through the Company's employee stock purchase plan and the exercising of stock options in the first nine months of fiscal 1998 compared to the same period a year ago. On June 24, 1998, the Board authorized $2.0 million of shares of the Company's common stock to be repurchased under the
Company's share repurchase program.   As of October 2, 1998 the entire $2.0
million authorized share amount had been repurchased.

     The Company's long-term obligations at October 2, 1998 consisted primarily of the mortgage obligation on the Company's headquarters facility in the amount of $15.0 million, which will mature in August 2011 and consists of fixed semi-annual principal payments and monthly interest payments based on an adjustable interest rate tied to the London Interbank Offering Rate. This rate is subject to adjustments every 30 days. Additionally, in June 1998 the Company renewed its $10 million line of credit agreement, which is renewable on an annual basis. There were no amounts borrowed against the line of credit during the nine month period ended October 2, 1998.

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




FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     Exponent operates in a rapidly changing environment that involves numerous uncertainties, some of which are beyond the Company's control. These uncertainties include, but are not limited to, those mentioned elsewhere in this Report and the following:


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

IMPACT OF YEAR 2000

  The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

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

  Through the period ended October 2, 1998, the following progress has been achieved:

  . The Company's operating information technology system has been upgraded to a Year 2000 compliant system in the majority of the worldwide office locations, with the balance scheduled to be completed by December 31, 1998.

  . The Company's project and accounting system has been converted to a Year 2000 compliant version.

  . The Company's non-information technology systems issues have been identified and remedial actions are underway to ensure full compliance by early 1999.

  . The Company's third party providers of banking, insurance, retirement, and payroll processing services have all represented to the Company that many of their systems are already Year 2000 compliant, with full compliance expected by December 31, 1998.

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

  To date, the historical and estimated costs of remediation to address the Company's Year 2000 issues have not been material and have been funded through normal working capital resources.

  Based upon the Company's current assessments of the Year 2000 impact, the Company does not currently believe that the consequences of a known event, trend, or uncertainty related to the Year 2000 issue are likely to have a material effect on the Company's results of operations, liquidity, and financial condition.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1    Financial Data Schedule
              27.2    Restated Financial Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended October 3, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EXPONENT, INC.
                                   ------------------------------------------
                                   (formerly named The Failure Group, Inc.)
                                   (Registrant)



Date: November 13, 1998            /s/ Michael R. Gaulke
                                   ------------------------------------------
                                   Michael R. Gaulke, Chief Executive Officer,
                                   President and Director




Date: November 13, 1998            /s/ Terence G. Boyle
                                   ------------------------------------------
                                   Terence G. Boyle, Controller
                                   (Principal Financial Officer)

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
Number       Description
------       -----------
27.1         Financial Data Schedule
27.2         Restated Financial Data Schedule