Form 10-K405
period 1999-01-01
EXPONENT INC
filed 1999-04-01
CIK 851520

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                        ________________________________

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 1, 1999.
OR
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

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

Yes [X]  No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of the Common Stock as reported on the NASDAQ National Market on March 19, 1999, was approximately $23,139,737. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer's Common Stock outstanding as of March 19, 1999 was 6,969,092.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for its fiscal year ended January 1, 1999, are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein.
(2) Portions of the Registrant's definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be held on May 5, 1999, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

     This Report contains, and incorporates by reference, certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto under) that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include those discussed elsewhere in this Report and in the documents incorporated herein by reference. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

     PART I
     ------

ITEM 1.  BUSINESS

GENERAL

     Exponent, Inc., incorporated in Delaware in 1989 ("Exponent", and, together with its subsidiaries, the "Company"), through its principal operating subsidiaries, Exponent Failure Analysis Associates, Inc. ("FaAA"), Exponent Health Group, Inc. (formerly named Environmental Health Strategies, Inc.) ("EHG"), Exponent Environmental Group, Inc. (formerly named Performance Technologies, Incorporated) ("EEG") and BCS Wireless, Inc. ("BCS"), is a multidisciplinary organization of scientists, physicians, engineers, and business consultants performing in-depth scientific research and analysis in over 50 technical disciplines. BCS specializes in the design, installation and maintenance of wireless communication networks.

     During fiscal 1996, the Company entered into the epidemiology arena with the acquisition of EHG. EHG, acquired on August 1, 1996, provides epidemiology advice and services on a wide variety of topics, including occupational and environmental health, pharmaceutical and medical device issues, and health-related consumer product safety.

     During fiscal 1997, the Company continued implementing its strategy of growth and diversification through the acquisitions of BCS and EEG. BCS, acquired on January 4, 1997, specializes in the design, installation and maintenance of wireless communication networks. BCS is located in the greater Madison, Wisconsin area and has erected communication towers and provided related training and technical services for the telecommunications industry since 1981. EEG, acquired on May 16, 1997, is a consulting firm specializing in scientific solutions for complex environmental problems.

     The Company sold one of its subsidiaries PLG, Inc. ("PLG") in the third quarter of fiscal 1997. The Company sold PLG based on management's assessment that the services PLG provided were no longer complementary to the Company's core business practice areas.

CLIENTS

     General

     The Company serves clients in manufacturing, transportation, utilities, energy, insurance, government, health, environmental and other sectors of the economy. Approximately 27% of the Company's revenues are derived from professional services provided to clients, organizations and insurers related to the transportation industry.

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

     Pricing and Terms of Engagements

     The Company provides its services on either a fixed fee basis or on a "time and expenses" basis, charging hourly rates for each staff member involved in a project based on his or her skill and experience.

The Company's standard rates for professionals range from $30 to $650 per hour.

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

SERVICES

     The Company provides services in the following practice areas:

     .   Biomechanics             .   Industrial Structures
     .   Civil Engineering        .   Information Management
     .   Data Analysis            .   Marine and Aviation
     .   Electrical Engineering   .   Materials Science and Mechanical
     .   Environmental                 Design Analysis
     .   Health                   .   Thermal Sciences
     .   Human Factors            .   Vehicle Evaluation and Testing
     .   Hydrology                .   Visual Communications

BIOMECHANICS

     Biomechanics uses engineering and biology to determine how people become injured and to determine what injuries can be expected when people are exposed to a certain incident or environment. The analyses encompasses: claimed injury, injury mechanisms, and injury prevention; effectiveness of restraint systems; ergonomic design evaluation; low-speed and high-speed automotive collisions, cardiovascular devices; helmet effectiveness; occupational injuries; recreational sports injuries; evaluation of implant designs; cardiovascular medicine and failure; and human body dynamics.

CIVIL ENGINEERING

     Civil engineering investigates all types of structural, geotechnical, geological, geomechanical, construction, and building problems, from major catastrophes to simple performance failures. The scientific investigation of these events provides a thorough assessment of damage, as well as expert analysis of causation to be used for purposes of retrofit, repair, claims adjustment, or litigation. The analysis provides a comprehensive evaluation of structural failures that include site condition and assessment surveys, advanced theoretical and numerical modeling techniques, dynamic testing and analysis, reliability and risk analysis, material testing, and repair solutions.

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

     Geotechnical, geological, geomechanical engineering, and groundwater hydrology encompasses problems with soil, rock and fluids with properties that are poorly understood compared to the structures that they support. The applied earth sciences analysis encompasses problems associated with landslides, earthwork construction, foundations, retaining walls, oil-well distress, tunnels and pipelines.

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

HYDROLOGY

     Hydrology is the science of water, its properties, phenomena, and distribution over the earth's surface. Exponent's hydrology services include the analysis of flood retention facilities (levees, dams, etc.) and the evaluation of the effects of flood water inundation on different types of structures. The services also extend to investigating the cause of hillside movement, slope erosion, and other soil movement that may be associated with flooding which may include distinguishing between damage due to catastrophe and damage that has been caused by or is related to long-term deterioration, foundation settlement, slope movement, initial construction defects, or normal expected behavior of a structure over time. In addition the hydrology practice provides property damage assessment, geotechnical services, as well as helps develop remedial repairs to address flood related distress. The hydrology services further include the development of master plans of drainage (MPD) to enable cities to coordinate all aspects of their flood control and surface water needs. This master drainage plan considers all types of storms and their attendant runoff and provides for safe transport of the waters off site.

INDUSTRIAL STRUCTURES

     The Company has developed an expertise in power plant and industrial chimneys, not only as a designer, but as a consultant for maintenance and repair issues. The Industrial Structures Practice has developed "close to reality" computer programs which are frequently used for design of chimneys and other concrete towers that combine a high degree of safety with superior economics.

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

MARINE AND AVIATION

     Marine services perform independent engineering analysis and design review, accident reconstruction and testing for ships, marine structures, offshore platforms, and auxiliary marine equipment. Other services encompass marine materials and corrosion evaluation; sea-states and weather characterization; regulatory compliance review; structural design and fabrication process review; risk analysis and service life assessment; shipyard management and operations review; fire cause and origin analysis and prevention; structural assessment; management and oversight of vessel construction; and

     Aviation analysis includes engineering analyses and design reviews, accident reconstruction and testing for aircraft, aircraft structures, systems and auxiliary equipment, as well as spacecraft, satellites and rockets. Services encompass accident reconstruction; fire cause and origin analysis and prevention; aerodynamics analysis; materials and corrosion evaluation; aircraft system testing and evaluation; performance and control calculations; computer simulation; regulatory analysis; design evaluation; risk analysis and service life assessment; and wind tunnel testing.

evaluation of the environmental impact of marine industrial operations and incidents.

MATERIALS SCIENCE AND MECHANICAL DESIGN ANALYSIS

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

     Mechanical design analysis covers a broad range of services, from engineering mechanics, energy, risk management and reliability to safety and process risk management.

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

THERMAL SCIENCES

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

VISUAL COMMUNICATION

     Visual communication means the generation, development, and production of visual concepts. Pictures are relied upon - whether printed, displayed on a computer, projected onto a screen, or presented - as virtual reality to reveal and explain what words alone cannot. The products include animation, graphics, multimedia, photography, and video. Services encompass charts, graphs and tables; electronic imaging and enhancement; computer animation; photogrammetry; concept generation and development; site and studio photography; court boards, laser disks, and CD-ROMs; slides, prints, and overhead transparencies; custom photographic processing; stereo and high-speed photography; video and post-production; and interactive presentations.

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

EMPLOYEES

     As of January 1, 1999, the Company employed approximately 707 full-time and part time employees, including approximately 378 engineering and scientific staff, 154 technical support staff, and 175 administrative and support staff.

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

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages as of April 1,1999, are as follows:

Name                          Age                        Position
---------------------------   ---   --------------------------------------------------
Michael R. Gaulke              53   President, Chief Executive Officer and Director

Subbaiah V. Malladi, Ph.D.     52   Chief Technical Officer and Director

Roger L. McCarthy, Ph.D.       50   Chairman of the Board of Exponent Failure Analysis
                                    Associates, Inc. and Director

Richard L. Schlenker           34   Corporate Secretary

Terence G. Boyle               40   Corporate Controller

     Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board or until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

     Mr. Gaulke joined the Company in September 1992, as Executive Vice President and Chief Financial Officer. He was named President in March 1993, and he was appointed as a member of the Board of Directors of the Company in January 1994. He assumed his current role of President and Chief Executive Officer in June of 1996. From November 1988 to September 1992, Mr. Gaulke served as Executive Vice President and Chief Financial Officer at Raynet Corporation, a subsidiary of Raychem Corporation. Prior to joining Raynet, Mr. Gaulke was Executive Vice President and Chief Financial Officer of Spectra Physics, Inc., where he was employed from 1979 to 1988. From 1972 to 1979, Mr. Gaulke served as a consultant with McKinsey & Company. Mr. Gaulke is a member of the Board of Directors of RockShox, Inc. and serves on the Board of Trustees of the Palo Alto Medical Foundation. Mr. Gaulke received a MBA (1972) in Marketing and Operations from Stanford University Graduate School of Business and a BS
(1968) in Electrical Engineering from Oregon State University.

      Subbaiah V. Malladi, Ph.D., joined Exponent Failure Analysis Associates, Inc. (FaAA) in 1982 as a Senior Engineer, becoming a Senior Vice President in January 1988 and a Corporate Vice President of FaAA in September 1993. In October 1998, Dr. Malladi was appointed Chief Technical Officer of the Company. Dr. Malladi has also served as a director of the Company from March 1991 through September 1993. He was re-appointed as a director in April of 1996 and has remained on the Board since this date. He received a Ph.D. (1980) in Mechanical Engineering from the California Institute of Technology, M.Tech
(1972) in Mechanical Engineering from the Indian Institute of Technology, B.E.
(1970) in Mechanical Engineering from SRI Venkateswara University, India and B.S. (1966) in Physics, Chemistry and Mathematics from Osmania University, India. Dr. Malladi is a Registered Professional Mechanical Engineer in the State of California, and a member of the following professional organizations:
American Institute of Aeronautics and Astronautics; American Association for the Advancement of Science; Combustion Institute; and National Fire Protection Association.

  Roger L. McCarthy, Ph.D., joined the Company in August 1978. Currently, Dr. McCarthy is a director of the Company and Chairman of the Board of the Company's principal operating subsidiary Exponent Failure Analysis Associates, Inc.
(FaAA). From June 1996 to October 1998, he served as Chief Technical Officer of both the Company and FaAA, director of the Company and Chairman of the Board of
FaAA.   He has been a director of the Company since 1989 and a director of FaAA since 1980. He was Chief Executive Officer of the Company and FaAA from 1989 to June 1996. He also served as Chairman and President of the Company from 1989 to March 1993. Dr. McCarthy received his Ph.D. (1977), Mech.E. (1975), and S.M.
(1973) from Massachusetts Institute of Technology, and his B.S.E. (1972) in Mechanical Engineering and A.B. (1972) in Philosophy from the University of Michigan. Dr. McCarthy is a Registered Professional Engineer in the states of California and Arizona and a member of the following professional organizations:
American Society of Metals; American Society of Mechanical Engineers (ASME); Safety Engineering and Risk Analysis Division of ASME; Society of Automotive Engineers; American Society for Testing and Materials; Human Factors and Ergonomics Society; National Society of Professional Engineers; American Society of Heating, Refrigeration and Air-Conditioning Engineers; National Fire Protection Association; American Welding Society; National Safety Council; Society for Risk Analysis; American Statistical Association.

     Richard L. Schlenker is the Director of Corporate Development for the Company and was appointed Secretary of the Company in November 1997. From 1993 to 1996, Mr. Schlenker was a Business Manager at Exponent Failure Analysis Associates, Inc. (FaAA) where he managed the business activities for over 100 consulting engineers. Mr. Schlenker holds a M.B.A. from Santa Clara University and a B.S. in Finance from the University of Southern California.

     Terence G. Boyle, CPA, joined the Company in February 1995. From February 1995 to January 1996, Mr. Boyle served as Corporate Controller at PLG, a wholly owned operating subsidiary of the Company. In February 1996, Mr. Boyle was named Corporate Controller of the Company. Prior to joining PLG, Mr. Boyle was Vice President of Finance and Administration for Kaiser Compositek, Inc. from 1990 to 1995. Mr. Boyle is a Certified Public Accountant in California and received his MBA in Finance from California State University, Los Angeles in 1984.

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

CUSTOMER CONCENTRATION

     The Company currently derives, and believes that it will continue to derive, a significant portion of its revenues from clients, organizations and insurers related to the transportation industry. In 1998, transportation industry related engagements accounted for approximately 27% of the Company's revenues. The loss of any large client, organization or insurer related to the transportation industry could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PROPERTIES

     The Company currently subleases excess facilities in its Menlo Park, California headquarters that have lease terms that expire within the 2000-2001 time periods. In fiscal 1998 and 1997, miscellaneous rental income associated with these facilities amounted to approximately 32% and 26%, respectively of income from continuing operations before income taxes. Should these subleases not be extended, renewed or have their term options exercised, the loss of the miscellaneous rental income could have a material adverse effect on the Company's operating results.

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

ITEM 2.  PROPERTIES

     The Company's headquarters office facilities consist of a 153,738 square foot building, with office and laboratory space located on a 6.3 acre tract of land owned by the Company in Menlo Park, California, an adjacent 32,000 square foot office building owned by the Company, and an adjacent 27,000 square feet of leased warehouse storage space. The Company's primary facility is subject to a variable rate mortgage tied to London Interbank Offering Rate which, as of the period ending January 1, 1999, aggregated $16.2 million in principal amount outstanding.

     The Company's Test and Engineering Center occupies 147 acres in Maricopa County, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028.

     In addition, the Company leases office, warehouse and laboratory space in 23 other separate locations in 14 states as well as in Germany. During fiscal 1998, the Company made a decision to close down its offices is Moscow and Poland.

     Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one to ten years. Aggregate lease payments in fiscal 1998 for all leased properties were approximately $2,715,000.

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

PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The information required by this item is incorporated by reference to the section entitled "Quarterly Stock Data" in the Company's Annual Report to Stockholders for the year ended January 1, 1999 (the "1998 Annual Report"). An excerpt from the Annual Report to the Stockholders containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the section entitled "Financial Highlights" in the 1998 Annual Report. An excerpt from the Annual Report to the Stockholders containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of the discussion below regarding the Company's readiness for Year 2000 compliance, the information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report. An excerpt from the Annual Report to the Stockholders containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

YEAR 2000 COMPLIANCE

GENERAL
     The Year 2000 (Y2K) issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four to define a year. For example, the clock circuit in the hardware may be incapable of holding a date beyond the year 1999; some operating systems may recognize a date using "00" as the year 1900 rather than 2000 and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have a material adverse affect on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

STATE OF READINESS

     The Company established a Year 2000 Readiness Project Team comprised of senior executives of the Company in the areas of Management Information Systems, Facilities and Operations, and Finance.

The Project Team reports to the President and Chief Executive Officer and the Audit Committee of the Board of Directors.

     The Project Team developed and manages the Company's Y2K Plan to address the potential impact of Y2K on the Company's operations and business processes. In particular, the Plan identified 8 principal areas that may be impacted by the Y2K issue: Business Systems; Facility Systems; End-User Community; Non-Production Suppliers; Financial Services; Communication Providers; Outsourcing Vendors; and Business Partners/Joint Ventures. With respect to the IT Systems and Non-IT Business Systems, the Y2K Plan consists of two separate but overlapping phases: Phase I - Inventory and Risk Assessment; and Phase II - Remediation.

Phase I - Inventory and Risk Assessment

     This Phase requires an inventory and assessment of the Non-IT Business Systems used by the Company including systems with embedded technology, building access systems, and health and safety systems. This Phase also includes inventory and assessment of IT Systems used by the Company which include large information technology systems, desktop hardware and software, and network hardware and software. Each system is evaluated and a priority is assigned as being High, Medium or Low Risk to the Company's business. Systems which are High Risk are those which if uncorrected would cause an interruption or complete failure to conduct the Company's business. Medium Risks are those which would negatively impact the business but complete cessation could be avoided with some inconvenience. Low Risks are those where the risk to business interruption or cessation are remote. High and Medium Risk items will be remediated or replaced, and Low Risk items will be addressed as time and resources permit. Currently, the Company has completed Phase I.

Phase II - Remediation

     This Phase includes the replacement or correction of the High and Medium Risk Non-IT Business Systems and IT Systems. A detailed project plan for the remediation has been developed and is currently being implemented. This Phase is approximately 80% complete and the Company anticipates that this Phase will be completed during the third quarter of fiscal 1999.

THIRD PARTY RELATIONSHIPS

     The Company's business operations are dependent on third party corporate service vendors, materials suppliers, outsourced operations partners and others. The Company is working with key external parties to identify and attempt to mitigate the potential risks to it of Y2K. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material adverse financial risk to the Company. As part of its overall Y2K program, the Company is actively communicating with third parties on an ongoing basis to ascertain their state of readiness. Although numerous third parties have indicated to the Company in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies widely. Because the Company's Y2K compliance is dependent on the timely Y2K compliance of third parties, there can be no assurances that the Company's efforts alone will resolve all Y2K issues.

COST TO ADDRESS Y2K

     The costs of the Y2K program are primarily costs associated with the utilization of existing internal resources and minimal external spending. These costs exclude the costs that could be incurred by the Company if one or more of its significant third party service providers fail to achieve Y2K compliance. The Company is not separately identifying Y2K costs incurred that are the result of utilization of existing internal resources.

     To date, the historical and estimated costs of remediation to address the Company's Y2K issues have not been material and have been funded through working capital resources.

RISK FACTORS

     Based on current information, the Company believes the Y2K issue will not have a material adverse effect on the Company, its consolidated financial position, results of operations or cash flows. However, there can be no assurance that the Y2K remediation by the Company or third parties will be properly and timely completed, and the failure to do so could have a material adverse effect on the company, its business, results of operations, and its financial condition. In addition, important factors that could cause results to differ materially include, but are not limited to, the ability of the Company to successfully identify systems which have a Y2K issue, the nature and amount of remediation effort required to fix the affected system, and the costs and availability of labor and resources to successfully address the Y2K issues.

CONTINGENCY PLANS

     The Company's contingency plans, which will be based in part on the assessment and the magnitude and probability of potential risk, will primarily focus on steps to prevent Y2K failures from occurring, or if they should occur, to detect them quickly, minimize their impact and expedite their repair.

     A failure of the services provided by the Company's project and accounting system could result in the loss of customer records which could disrupt the ability to bill customers for a protracted time. The Company plans to prepare electronic backup records of its project and accounting system prior to the year 2000 to allow for data recovery.

     Security and fire protection systems failures could leave facilities vulnerable to intrusion and fire. The Company expects to return such systems to normal functioning by turning the power off and then on again ("power off/on"). The Company also plans to have additional security staff on site. Also, certain personal computers interface and control elevators, public access systems and certain telephony systems. In the event such computers cease operating, conducting a power off/on is expected to resume normal functioning. If a power off/on does not resume normal functioning, the Company expects to resolve the problem by resetting the computer to a pre-designated date that precedes the year 2000.

ITEM 7(A)  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to some interest rate risk associated with the Company's long-term debt obligation on the Company's headquarters building. Effective February 1, 1999, the Company refinanced its headquarters building under a 10 year, $35.0 million note. The new note consists of a line of credit with a borrowing amount up to $5.0 million and a revolving reducing note up to $30.0 million for a total maximum borrowing amount of $35.0 million. The line of credit is subject to two interest rate options of either the prime rate in effect from time to time, or a fixed rate determined by the bank to be 2.75% above LIBOR, with a floating rate option of one month, two months, three months, six months, nine months or twelve months. The $30.0 million revolving reducing note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a floating rate option of one month, two months, three months, six months, nine months, or twelve months.

     The company's general policy for selecting among the interest rate options and related terms will be to minimize interest expense. However, given the risk of interest rate fluctuations, the Company cannot be certain that the lowest rate option will always be obtained, therefore, consistently minimizing the Company's interest expense. No sensitivity analysis was performed on the Company's exposure to interest rate fluctuations, however, given the historical low volatility of both the Prime and LIBOR interest rates, the Company believes any exposure would be minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are incorporated by reference to the 1998 Annual Report, where such information appears under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Comprehensive Income (Loss)," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report" on pages 9 through 30 of such report. An excerpt from the Annual Report to the Stockholders containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") relating to the section entitled "Proposal No. 1:
Election of Directors" and "Other Information Compliance with Section 16(a) of the Exchange Act." See item 1 for information regarding the executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the section entitled "Executive Officer Compensation" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the section entitled "Stock Ownership" of the Proxy Statement.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
    10-K.

      1.  FINANCIAL STATEMENTS

          The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Independent Auditors' Report are incorporated by reference to the 1998 Annual Report:

          Consolidated Statements of Operations for the years ended January 1, 1999, January 2, 1998 and January 3, 1997;

          Consolidated Statements of Comprehensive Income (Loss) for the years ended January 1, 1999, January 2, 1998 and January 3, 1997;

          Consolidated Balance Sheets as of January 1, 1999 and January 2, 1998;

          Consolidated Statements of Stockholders' Equity for the years ended January 1, 1999, January 2, 1998 and January 3, 1997;

          Consolidated Statements of Cash Flows for the years ended January 1, 1999, January 2, 1998 and January 3, 1997; and

          Notes to consolidated financial statements.

      2.  FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedule of Exponent, Inc. for the years ended January 1, 1999, January 2, 1998 and January 3, 1997 is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Exponent, Inc.

                                        Description
                                        -----------

          Schedule II                   Valuation and qualifying accounts

          Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

      3.  EXHIBITS

          The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), this Annual Report on Form 10-K:

          Exhibit
          Number     Description
          -------    -----------

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

          10.8 Failure Analysis Associates Employee Pension Plan, as amended March 19, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31,
                 1991).

          *10.9 Form of Agreement between the Company and non-employee members of the Board of Directors, dated March 25, 1991, regarding exchange of rights to receive shares for nonqualified stock options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.10 Form of Nonqualified Stock Option Agreement between the
                 Registrant and non-employee members of the Board of Directors, dated March 25, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.11 1991 Restricted Stock Plan (incorporated by reference to the
                 Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

           10.12 Exponent, Inc. Employee Pension Plan (incorporated by reference to the

                 Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          10.13 Amendment to Exponent, Inc. Employee Pension Plan, as amended on September 20, 1993 (incorporated by reference to the Company's Transition Period Report on Form 10-K for the seven month period ended December 31, 1993).

          *10.14 Amendment to Incentive Stock Option Agreement between the
                 Company and Subbaiah V. Malladi, dated June 27, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.15 Form of Incentive Stock Option Agreement, between the
                 Registrant and optionees under the 1990 Stock Option and Rights Plan, relative to replacement of outstanding options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.16 Form of Nonqualified Stock Option Agreement, between the
                 Registrant and non-employee members of the Board of Directors, relative to replacement of outstanding options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.17 Amendment to Stock Option Agreement, between the Registrant and
                 Subbaiah V. Malladi, relative to repricing outstanding option under 1989 Stock Option Plan for Subbaiah V. Malladi (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.18 Form of Stock Option Agreement between the Company and Subbaiah
                 V. Malladi, relative to replacement of outstanding option under 1990 Stock Option and Rights Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.19 Exponent, Inc. Employee Stock Purchase Plan, as amended August
                 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

           10.20 Credit Agreement dated March 16, 1995, between Failure Analysis Associates, Inc. and Bank of America (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994).

           10.21 Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30,
                 1994).

           10.22 Promissory note with Bank of America dated July 26, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1997).

           10.23 Acquisition agreement between Exponent Environmental Group, Inc.(formerly named Performance Technologies, Incorporated) and Exponent, Inc. (formerly the Failure Group, Inc.) dated May 16, 1997 (incorporated by reference to the Company's Form 8-K/A filed on July 30, 1997 which was amendment number 1 to the Company's Report on Form 8-K filed on May 30, 1997).

           10.24 Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1,
                 1999).

           13.1 Registrant's Annual Report to Stockholders for the fiscal year ended January 1, 1999, pages 9 through 30.

           21.1  List of subsidiaries.

           23.1  Consent of KPMG, independent auditors.

           27.1  Financial Data Schedule.
           ---------------
           * Indicates management compensatory plan, contract or arrangement.

(b)  REPORTS ON FORM 8-K
      None

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duty authorized.

Date:  April 1, 1999               EXPONENT, INC.
                                   (formerly named The Failure Group, Inc.)
                                   (Registrant)

                                   /s/ Michael R. Gaulke
                                   -------------------------------------------
                                   Michael R. Gaulke, Chief Executive Officer,
                                   President and Director

                               POWER OF ATTORNEY
                               -----------------

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                                  Title                           Date
       ---------                                  -----                           ----
/s/ MICHAEL R. GAULKE             Chief Executive Officer, President and
-----------------------------     Director
 Michael R. Gaulke

/s/ TERENCE G. BOYLE              Controller (Principal Financial and
-----------------------------     Accounting Officer)
 Terence G. Boyle

/s/ SUBBAIAH V. MALLADI           Chief Technical Officer and Director
-----------------------------
Subbaiah V. Malladi

/s/ ROGER L. MCCARTHY             Chairman of the Board of Exponent Failure
-----------------------------     Analysis Associates, Inc. and Director
Roger L. McCarthy

/s/ EDWARD J. KEITH               Chairman of the Board
-----------------------------
Edward J. Keith

/s/ SAMUEL H. ARMACOST            Director
-----------------------------
Samuel H. Armacost

/s/ BARBARA M. BARRETT            Director
-----------------------------
Barbara M. Barrett

/s/ JON R. KATZENBACH             Director
-----------------------------
Jon R. Katzenbach

/s/ GEORGE T. VAN GILDER          Director
-----------------------------
George T. Van Gilder

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

         10.8 Failure Analysis Associates Employee Pension Plan, as amended March 19, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

        *10.9 Form of Agreement between the Company and non-employee members of the Board of Directors, dated March 25, 1991, regarding exchange of rights to receive shares for nonqualified stock options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

       *10.10 Form of Nonqualified Stock Option Agreement between the Registrant and non-employee members of the Board of Directors, dated March 25, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31,
               1991).

       *10.11 1991 Restricted Stock Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

        10.12 Exponent, Inc. Employee Pension Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

        10.13 Amendment to Exponent, Inc. Employee Pension Plan, as amended on September 20, 1993 (incorporated by reference to the Company's Transition Period Report on Form 10-K for the seven month period ended December 31, 1993).

       *10.14  Amendment to Incentive Stock Option Agreement between the
               Company and Subbaiah V. Malladi, dated June 27, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

       *10.15  Form of Incentive Stock Option Agreement, between the
               Registrant and optionees under the 1990 Stock Option and Rights Plan, relative to replacement of outstanding options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

       *10.16 Form of Nonqualified Stock Option Agreement, between the Registrant and non-employee members of the Board of Directors, relative to replacement of outstanding options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

       *10.17 Amendment to Stock Option Agreement, between the Registrant and Subbaiah V. Malladi, relative to repricing outstanding option under 1989 Stock Option Plan for Subbaiah V. Malladi (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

       *10.18  Form of Stock Option Agreement between the Company and
               Subbaiah V. Malladi, relative to replacement of outstanding option under 1990 Stock Option and Rights Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

       *10.19  Exponent, Inc. Employee Stock Purchase Plan, as amended August
               1993

               (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

        10.20 Credit Agreement dated March 16, 1995, between Failure Analysis Associates, Inc. and Bank of America (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994).

        10.21  Zarnowicka Elektrownia Gazowa, joint venture, dated September
               8, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994).

        10.22 Acquisition agreement between Exponent Environmental Group, Inc.(formerly named Performance Technologies, Incorporated) and Exponent, Inc. (formerly the Failure Group, Inc.) dated May 16, 1997 (incorporated by reference to the Company's Form 8-K/A filed on July 30, 1997 which was amendment number 1 to the Company's Report on Form 8-K filed on May 30, 1997).

        10.23 Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

         13.1 Registrant's Annual Report to Stockholders for the fiscal year ended January 1, 1999, pages 9 through 30.

         21.1  List of subsidiaries.

         23.1  Consent of KPMG, independent auditors.

         27.1  Financial Data Schedule


-----------------------------
* Indicates management compensatory plan, contract or arrangement.

EXPONENT, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


                                                               Additions                  Deletions
                                                             ---------------------------------------------
                                                                                              Accounts
                                        Balance at            Provision      Reduction       Charged off       Balance
                                       Beginning of          Charged to        of                Net          at End of
                                          Year                Expenses       Provision       of Recoveries       Year
                                       --------------------------------------------------------------------------------
Year Ended January 1, 1999
  Allowance for doubtful accounts      $1,000                $2,167                          ($2,167)         $1,000

Year Ended January 2, 1998
  Allowance for doubtful accounts      $1,500                $  750          ($450)            ($800)         $1,000

Year Ended January 3, 1997
  Allowance for doubtful accounts      $1,500                $1,871                          ($1,871)         $1,500