Form 10-Q
period 1999-04-02
EXPONENT INC
filed 1999-05-17
CIK 851520

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                        -------------------------------

(Mark One)

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1999

                                      OR

 [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________


Commission File Number 0-18655
                       -------

                                EXPONENT, INC.
                                --------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                            77-0218904
          (State or other                       (I.R.S. Employer
    jurisdiction of incorporation)            Identification Number)

149 COMMONWEALTH DRIVE, MENLO PARK, CALIFORNIA                   94025
----------------------------------------------                   -----
    (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code             (650) 326-9400
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
                                                   YES  X     No
                                                       ---       ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at May 7, 1999
----------------------------             --------------------------
Common Stock $.001 par value                  6,796,032 shares

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        EXPONENT, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       April 2, 1999 and January 1, 1999
                       (in thousands, except share data)




                                                                                             April  2,          January 1,
                                                                                               1999                1999
                                                                                          ---------------    ----------------
                                        Assets
Current assets:
    Cash and cash equivalents.........................................................         $       -           $   6,082
    Accounts receivable, net..........................................................            36,137              33,889
    Prepaid expenses and other assets.................................................             4,941               5,126
                                                                                               ---------           ---------
        Total current assets..........................................................            41,078              45,097
Property, equipment and leasehold improvements, net...................................            32,143              32,147
Goodwill..............................................................................             8,378               8,584
Other assets..........................................................................             1,276               1,157
                                                                                               ---------           ---------
                                                                                               $  82,875           $  86,985
                                                                                               =========           =========
                           Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities..........................................             1,876               2,151
    Notes payable and current installments of long-term
        obligations...................................................................             3,122               1,709
    Accrued payroll and employee benefits.............................................             6,972               8,388
    Income taxes payable..............................................................               639                 278
                                                                                               ---------           ---------
        Total current liabilities.....................................................            12,609              12,526
Long-term obligations, net of current installments....................................            12,221              16,144
                                                                                               ---------           ---------
        Total liabilities.............................................................            24,830              28,670
                                                                                               ---------           ---------
Stockholders' equity:
    Common stock......................................................................                 8                   8
    Additional paid-in capital........................................................            33,251              33,257
    Accumulated comprehensive losses..................................................               (42)                (16)
    Retained earnings.................................................................            30,872              29,575
    Treasury shares, at cost, 956,164 and 701,804 shares at
        April 2, 1999 and January 1, 1999, respectively...............................            (6,044)             (4,509)
                                                                                               ---------           ---------
            Total stockholders' equity................................................            58,045              58,315
                                                                                               ---------           ---------
                                                                                               $  82,875           $  86,985
                                                                                               =========           =========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            For the Quarters Ended April 2, 1999 and April 3, 1998
                     (in thousands, except per share data)



                                                                                        Three Months Ended
                                                                         ----------------------------------------------
                                                                             April 2, 1999              April 3, 1998
                                                                         -------------------        -------------------
Revenues                                                                        $24,705                    $21,888
                                                                         -------------------        -------------------
Operating expenses:
  Compensation and related expenses.........................                     15,164                     13,244
  Other operating expenses..................................                      4,836                      4,294
  General and administrative expenses.......................                      2,274                      2,059
                                                                         -------------------        -------------------
                                                                                 22,274                     19,597
                                                                         -------------------        -------------------
     Operating income.......................................                      2,431                      2,291
Other income................................................                        357                        261
                                                                          -------------------        -------------------

     Income from continuing operations before income taxes..                      2,788                      2,552
Income taxes................................................                      1,157                      1,040
                                                                          -------------------        -------------------
     Income from continuing operations......................                      1,631                      1,512
Discontinued operations:
     Income (loss) from operations of BCS Wireless, Inc. (net of
       taxes of ($200) and $33, respectively) ..............                       (282)                        48
                                                                          -------------------        -------------------
         Net income.........................................                    $ 1,349                    $ 1,560
                                                                          ===================        ===================

  Income per share from continuing operations:
      Basic                                                                      $  0.23                    $  0.20
      Diluted                                                                    $  0.23                    $  0.19
  Income (loss) per share from discontinued operations:
      Basic                                                                      $ (0.04)                   $  0.01
      Diluted                                                                    $ (0.04)                   $  0.01
  Net income per share:
      Basic                                                                      $  0.19                    $  0.21
      Diluted                                                                    $  0.19                    $  0.20
  Shares used in per share computations:
      Basic                                                                        7,076                      7,476
      Diluted                                                                      7,176                      7,987

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

            For the Quarters Ended April 2, 1999 and April 3, 1998
                     (in thousands, except per share data)



                                                                                    Three Months Ended
                                                                     ----------------------------------------------
                                                                         April 2, 1999              April 3, 1998
                                                                     -------------------        -------------------

Net income.....................................................              1,349                      1,560

Other comprehensive income (losses):
   Foreign currency translation adjustment.....................                (26)                         -
    Unrealized gains on investments, net of reclassification
    adjustment.................................................                  -                          5
                                                                            ------                     ------
Comprehensive income...........................................             $1,323                     $1,565
                                                                            ======                     ======

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Quarters Ended April 2, 1999 and April 3, 1998
                                (in thousands)


                                                                                        Three Months Ended
                                                                              --------------------------------------
                                                                                 April 2,                April 3,
                                                                                  1999                    1998
                                                                              --------------------------------------
Cash flows from operating activities:
        Net income .....................................................            $  1,349                $  1,560
        Adjustments to reconcile net income to net cash
           provided by operating activities:
              Depreciation and amortization.............................               1,103                     968
              Provision for doubtful accounts...........................                 522                      41
              Changes in operating assets and liabilities:
                Accounts receivable.....................................              (3,693)                 (3,487)
                Prepaid expenses and other assets.......................                 560                    (196)
                Accounts payable and accrued liabilities................                  (9)                     50
                Accrued payroll and employee benefits...................              (1,334)                 (2,159)
                Income tax payable......................................                 360                  (1,948)
                Net operating activities of discontinued operations.....                 256                    (247)
                                                                              --------------------------------------
                   Net cash used by operating activities................                (886)                 (5,418)
                                                                              --------------------------------------
Cash flows from investing activities:
        Purchase of short-term investments..............................                   -                  (1,705)
        Sales of short-term investments.................................                   -                   4,084
        Capital expenditures............................................                (890)                 (1,545)
        Other assets....................................................                (122)                   (276)
        Net investing activities of discontinued operations.............                 (12)                    (22)
                                                                              --------------------------------------
                  Net cash provided by (used in) investing activities...              (1,024)                    536
                                                                              --------------------------------------
Cash flows from financing activities:
        Proceeds from borrowings and issuance of
           long-term obligations........................................              17,928                       -
        Repayments of borrowings and long-term obligations..............             (20,481)                   (583)
        Repurchase of common stock......................................              (1,764)                      -
        Issuance of common stock........................................                 145                     384
                                                                              --------------------------------------
                  Net cash used by financing activities.................              (4,172)                   (199)
                                                                              --------------------------------------
Net decrease in cash and cash equivalents...............................              (6,082)                 (5,081)
Cash and cash equivalents at beginning of period........................               6,082                   8,412
                                                                              --------------------------------------
Cash and cash equivalents at end of period..............................                  $0                  $3,331
                                                                              ======================================



              The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                        EXPONENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         For the Fiscal Quarters Ended
                        April 2, 1999 and April 3, 1998


Note 1: Summary of Significant Accounting Policies

Basis of Presentation:

        Exponent, Inc., together with its subsidiaries (referred to as the "Company"), is a multidisciplinary organization of scientists, physicians, engineers and business consultants performing in-depth scientific research and analysis in over 50 technical disciplines. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Exponent Failure Analysis Associates, Inc. ("FaAA"), Exponent Health Group, Inc. ("EHG"), Exponent Environmental Group, Inc. ("EEG"), and BCS Wireless, Inc. ("BCS") whose results of operations have been accounted for as a discontinued operation for the quarters ending April 2, 1999 and April 3, 1998. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

        The accompanying condensed, consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of Exponent, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters ended April 2, 1999 and April 3, 1998, are not necessarily representative of the results of future quarterly or annual periods.

Reclassifications:

        Certain amounts in the statement of income for the quarter ending April 3, 1998 have been reclassified in order to conform to the fiscal 1999 financial statement presentation.

Note 2: Discontinued Operations

             Effective April 2, 1999 the Company committed to a formal plan to divest its wholly owned subsidiary, BCS Wireless, Inc. ("BCS"). Accordingly, the results of operations for BCS for the quarters ending April 2, 1999 and April 3, 1998 have been recorded as a discontinued operation in the condensed consolidated statements of income. The condensed consolidated balance sheet as of April 2, 1999 includes approximately $1.9 million in accounts receivable and other assets, $594,000 in capital equipment, $2.3 million in an intercompany payable to the Company and $327,000 in accounts payable and accrued liabilities associated with BCS. The decision to divest BCS was made because the Company's management believes the subsidiary is no longer a strategic fit for the Company. The Company plans to sell BCS by no later than the end of fiscal year 1999 and anticipates that there will be no loss on the sale.

Note 3: Net Income Per Share

        Basic per share amounts are computed using the weighted average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares and potential common shares outstanding, using the treasury stock method, even when antidilutive, if their effect would be dilutive on the per share amount of income from continuing operations.

        The following schedule reconciles the denominator of the Company's calculation for basic and dilutive net income per share:


(In thousands)                                                   Three Months Ended
                                                        --------------------------------------
                                                           April 2, 1999      April 3, 1998
                                                        --------------------------------------
Basic earnings per share-
   Weighted-average shares outstanding                           7,076               7,476
   Effect of dilutive common stock options outstanding             100                 511
                                                        --------------------------------------
   Denominator for diluted net income per share                  7,176               7,987
                                                        ======================================

Common stock options to purchase 959,982 and 8,828 shares were excluded from the diluted per share calculation for the fiscal quarters ended April 2, 1999 and April 3, 1998, respectively, due to their antidilutive effect.

Note 4: Long-Term Obligations

        Effective February 1, 1999, the Company refinanced its 15-year mortgage note on the Company's headquarters building. The old note, which had an outstanding principal balance of $16.2 million at the time of the refinancing, had a floating rate of interest that was tied to LIBOR and was subject to adjustment every month. Principal payments of $623,333 were due semi-annually on February 1 and August 1 with the final principal payment and all accrued interest due and payable on August 1, 2011.

        The new note consists of a line of credit with a borrowing amount up to $5.0 million and a revolving reducing note up to $30.0 million for a total maximum borrowing amount of $35.0 million. The $5.0 million line of credit is subject to two interest rate options of either the prime rate in effect from time to time, or a fixed rate determined by the bank to be 2.75% above LIBOR, with a floating rate option of one month, two months, three months, six months, nine months or twelve months. The $30.0 million revolving reducing note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a floating rate option of one month, two months, three months, six months, nine months, or twelve months. Both notes have a ten-year term maturing February 1, 2009. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term or additional interest if paid after the fixed rate term. Additionally, the revolving reducing note is subject to annual principal payments based on a 15-year amortization of the initial commitment amount using an interest rate of 3 month LIBOR plus 1.25% in effect on the date of the note.

Note 5: Supplemental Cash Flow Information

        The following is supplemental disclosure of cash flow information, in thousands:



                                      Three Months Ended
                                ---------------------------------
                                  April 2, 1999     April 3, 1998
                                ---------------------------------
Cash paid during the period:
     Interest                          $149              $  295
                                       ----              ------

     Income taxes                      $444              $3,021
                                       ----              ------


Note 6: Segment Reporting

The Company is a multidisciplinary organization of scientists, physicians, engineers and business consultants performing in-depth scientific research and analysis in a number of technical disciplines. The company has two operating segments based on two primary areas of service. One operating segment provides services in the area of environmental and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment. The Company's other operating segment is a broader service group providing scientific and engineering consulting in different practices and primarily in the area of impending litigation.

Segment information for the quarters ended April 2, 1999 and April 3, 1998 follows:

Revenues


                                                               April 2,           April 3,
(In thousands)                                                   1999               1998
-----------------------------------------------------------------------------------------
Environmental and health                                       $ 5,035            $ 5,196
Other scientific and engineering                                19,670             16,692
                                                    -------------------------------------

     Total revenue                                             $24,705            $21,888
                                                    =====================================

Operating Income(Loss)
                                                               April 2,           April 3,
(In thousands)                                                   1999               1998
-----------------------------------------------------------------------------------------

Environmental and health                                       $   677            $   804 *
Other scientific and engineering                                 5,316              3,949
                                                    -------------------------------------

Total segment operating expense                                  5,993              4,753

Corporate operating expenses                                    (3,562)            (2,462)*
                                                    -------------------------------------

    Total operating income from
         continuing operations                                 $ 2,431            $ 2,291
                                                    =====================================

* Due to a Company reorganization and centralization of the Company's corporate functions effective January 2, 1999, operating income (loss) for the periods presented are not comparable. Included in the Company's corporate operating expenses for the first quarter of fiscal 1999 are corporate related costs that had been included in the operating income of the environmental and health segment for the first quarter of fiscal 1998. The Company has not restated segment information for the quarter ending April 3, 1998 to be comparable with the quarter ending April 2, 1999 as it would be impracticable to do so.

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

General

     The Company derives a majority of its revenues from professional service activities. Revenues from professional services are principally derived under "time and expenses" and "fixed-fee" billing arrangements, and are recorded as work is performed. Professional fees are a function of the total number of hours billed to clients and the associated hourly billing rates or fixed-fee arrangement with the client. The Company also derives revenue from equipment fees and net billed expenses which consist primarily of fees charged to clients for use of the Company's equipment and facilities in connection with services provided. The Company's principal expenses are professional compensation and related expenses.

Results of Operations

     The following discussion should be read in conjunction with the attached unaudited, condensed, consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 1999, which is contained in the Company's fiscal 1998 Annual Report on Form 10-K.

1999 Fiscal Quarter Ended April 2, 1999 Compared to 1998 Fiscal Quarter Ended April 3, 1998

     Revenues for the first quarter of fiscal 1999 were $24.7 million compared to $21.9 million for the same quarter in fiscal 1998, an increase of 12.9%.
This increase of revenue is primarily associated with the Company's other scientific and engineering segment due to an overall increase of headcount among the engineering and scientist staff resulting in higher billable hours.

     Compensation and related expenses increased 14.5% to $15.2 million for the first quarter of fiscal 1999 compared to $13.2 million for the same period in fiscal 1998. This increase is directly associated with the increase of both the consulting and administrative staff of approximately 45 employees primarily from the Company's other scientific and engineering segment. As a percentage of revenue, total compensation increased to 61.4% for the first quarter of fiscal 1999 from 60.5% for the same quarter in fiscal 1998.

     Other operating expenses increased by 12.6% to $4.8 million for the first quarter of fiscal 1999 compared to $4.3 million for the same quarter in fiscal 1998. This increase is primarily due to an increase of facility costs including rent, depreciation and office furniture and equipment expense associated with many of the office expansions that occurred during fiscal 1998. Other operating expenses remained flat at 19.6% of total revenue for both the first quarter of fiscal 1999 and 1998.

     General and administrative expenses were $2.3 million for the first quarter of fiscal 1999 compared to $2.1 million for the same period in fiscal 1998, an increase of 10.4%. General and administrative expenses as a percentage of revenue decreased slightly to 9.2% of total revenues for the first quarter of fiscal 1999 compared to 9.4% for the first quarter of fiscal 1998.

     Other income consists primarily of rental income from leasing excess space in the Company's headquarter facility located in Menlo Park, California less
interest expense on the Company's mortgage.   Other income increased by $96,000
or 36.8 % over the first quarter of fiscal 1998. This increase is primarily due to a decrease in interest expense of approximately $200,000 associated with lower mortgage interest in the first quarter of fiscal 1999 and interest expense accrued during fiscal 1998 for the IRS tax settlement that no longer needed to be accrued for in fiscal 1999. This decrease in interest expense was partially offset by a decrease in interest income due the Company's lower cash and investment balances during the first quarter of fiscal 1999 compared to the same quarter in fiscal 1998.


Liquidity and Capital Resources

1999 Fiscal Quarter Ended April 2, 1999 Compared to 1998 Fiscal Quarter Ended April 3, 1998

     Effective February 1, 1999, the Company changed its cash management policy to use all excess operating cash to pay down the mortgage on the Company's headquarters building. As a result of this policy change, the Company had no cash or cash equivalents at April 2, 1999. The balance on the Company's mortgage, however, was reduced to $13.9 million at April 2, 1999 compared to the $16.2 million balance at January 1, 1999. The Company financed its business for the current period principally through its existing cash balances at the beginning of the fiscal year.

     Net cash used by operating activities was $886,000 in the first three months of fiscal 1999 compared to $5.4 million for the comparable period of fiscal 1998. This decrease in cash used in operating activities was primarily attributed to timing differences associated with the payment of the Company's corporate income taxes in addition to an increase of accrued benefits associated with the Company's overall increase in total staff.

     The Company used $1.0 million of cash for investing activities during the first quarter of fiscal 1999 compared to $536,000 of cash generated from investing activities during the first quarter of fiscal 1998. This decrease in cash was a result of cash generated from the net sale of short-term investment of $2.4 million in the first quarter of fiscal 1998 offset partially by lower capital expenditures in the first quarter of fiscal 1999 of approximately $655,000.

     Net cash used for financing activities was $4.2 million for the first quarter of fiscal 1999 compared to $199,000 for the first quarter of fiscal
1998.   This increase in cash used in financing activities is due to the repurchase of shares of the Company's common stock for $1.8 million in addition to a net payment of $2.6 million on the Company's $30.0 million revolving mortgage note.

     The Company's long-term obligations at April 2, 1999 consisted primarily of the obligation on the $30.0 million revolving mortgage note of $11.1 million. There were no amounts borrowed against the available $5.0 million line of credit.

     Management believes that its existing credit line and revolving note, together with funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs through at least the next twelve-month period.

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

Properties

     The Company currently subleases excess facilities in its Menlo Park, California headquarters that have lease terms that expire within the 2000 2001 time periods. In fiscal 1998 and 1997, miscellaneous rental income associated with these facilities amounted to approximately 32% and 26%, respectively of income from continuing operations before income taxes. Should these subleases not be extended, renewed or have their term options exercised, the loss of the miscellaneous rental income could have a material adverse effect on the Company's operating results.

Year 2000 Compliance

General
-------

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

State of Readiness
------------------

     The Company established a Year 2000 Readiness Project Team comprised of senior executives of the Company in the areas of Management Information Systems, Facilities and Operations, and Finance. The Project Team reports to the President and Chief Executive Officer and the Audit Committee of the Board of Directors.

     The Project Team developed and manages the Company's Y2K Plan to address the potential impact of Y2K on the Company's operations and business processes. In particular, the Plan identified 8 principal areas that may be impacted by the Y2K issue: Business Systems; Facility Systems; End-User Community; Non-Production Suppliers; Financial Services; Communication Providers; Outsourcing Vendors; and Business Partners / Joint Ventures. With respect to the IT Systems and Non-IT Business Systems, the Y2K Plan consists of two separate but overlapping phases: Phase I Inventory and Risk Assessment; and Phase II Remediation.

Phase I--Inventory and Risk Assessment

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

Phase II--Remediation

     This Phase includes the replacement or correction of the High and Medium Risk Non-IT Business Systems and IT Systems. A detailed project plan for the remediation has been developed and is currently being implemented. This Phase is approximately 80% complete and the Company anticipates that this Phase will be completed during the third quarter of fiscal 1999.

Third Party Relationships
-------------------------

     The Company's business operations are dependent on third party corporate service vendors, materials suppliers, out-sourced operations partners and others. The Company is working with key external parties to identify and attempt to mitigate the potential risks to it of Y2K. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material adverse financial risk to the Company. As part of its overall Y2K program, the Company is actively communicating with third parties on an ongoing basis to ascertain their state of readiness. Although numerous third parties have indicated to the Company in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies widely. Because the Company's Y2K compliance is dependent on the timely Y2K compliance of third parties, there can be no assurances that the Company's efforts alone will resolve all Y2K issues.

Cost to Address Y2K
-------------------

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

Risk Factors
------------

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

Contingency Plans
-----------------

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

Item 3 Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to some interest rate risk associated with the Company's long-term debt obligation on the Company's headquarters building which consists of a line of credit with a borrowing amount up to $5.0 million and a revolving reducing note up to $30.0 million for a total maximum borrowing amount of $35.0 million. The line of credit is subject to two interest rate options of either the prime rate in effect from time to time, or a fixed rate determined by the bank to be 2.75% above LIBOR, with a floating rate option of one month, two months, three months, six months, nine months or twelve months. The $30.0 million revolving reducing note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a floating rate option of one month, two months, three months, six months, nine months, or twelve months.

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

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.25 Revolving Line of Credit Note dated January 27, 1999, between Exponent, Inc. and Wells Fargo Bank.
     10.26 Revolving Reducing Note dated January 27, 1999, between Exponent, Inc. and Wells Fargo Bank.
     27.1   Financial Data Schedule
     27.2   Restated Financial Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended April 2, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              EXPONENT, INC.
                              --------------
                              (Registrant)



Date: May 17, 1999            /s/ Michael R. Gaulke
                              -------------------------------------------
                              Michael R. Gaulke, Chief Executive Officer,
                              President and Director

                               Index to Exhibits
                               -----------------



Exhibit
Number       Description
------       -----------

10.25 Revolving Line of Credit Note dated January 27, 1999, between Exponent, Inc. and Wells Fargo Bank.
10.26 Revolving Reducing Note dated January 27, 1999, between Exponent, Inc. and Wells Fargo Bank.
27.1         Financial Data Schedule
27.2         Restated Financial Data Schedule