Form 10-Q
period 1999-07-02
EXPONENT INC
filed 1999-08-16
CIK 851520

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                      ---------------------------------

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1999

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


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
                                             YES  X     No
                                                 ---       ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding at August 6, 1999
----------------------------            -----------------------------
Common Stock $.001 par value                    6,783,970 shares

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                        EXPONENT, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                        July 2, 1999 and January 1, 1999
                       (in thousands, except share data)
                                  (unaudited)


                                                                                July 2,             January 1,
                                                                                 1999                 1999
                                                                             -------------        -------------
          Assets
Current assets:
     Cash and cash equivalents...........................................    $          -         $       6,082
     Accounts receivable, net............................................           38,262               33,889
     Prepaid expenses and other assets...................................            4,807                5,126
                                                                             -------------        -------------
         Total current assets............................................           43,069               45,097
Property, equipment and leasehold improvements, net......................           28,656               32,147
Goodwill.................................................................            8,221                8,584
Other assets.............................................................            1,267                1,157
                                                                             -------------        -------------
                                                                             $      81,213        $      86,985
                                                                             =============        =============
          Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities............................            1,866                2,151
     Notes payable and current installments of long-term obligations.....            1,646                1,709
     Accrued payroll and employee benefits...............................           10,158                8,388
     Income taxes payable................................................              181                  278
                                                                             -------------        -------------
         Total current liabilities.......................................           13,851               12,526
Long-term obligations, net of current installments.......................            9,074               16,144
                                                                             -------------        -------------
         Total liabilities...............................................           22,925               28,670
                                                                             -------------        -------------

Stockholders' equity:
     Common stock........................................................                8                    8
     Additional paid-in capital..........................................           33,353               33,257
     Accumulated other comprehensive losses..............................              (48)                 (16)
     Retained earnings...................................................           31,988               29,575
     Treasury shares, at cost, 1,124,276 and 701,804 shares at
        July 2, 1999 and January 1, 1999, respectively                              (7,013)              (4,509)
                                                                             -------------        -------------
         Total stockholders' equity......................................           58,288               58,315
                                                                             -------------        -------------
                                                                             $      81,213        $      86,985
                                                                             =============        =============


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      For the Quarters and Six Months Ended July 2, 1999 and July 3, 1998
                     (in thousands, except per share data)
                                  (unaudited)


                                                                        Quarters Ended                    Six Months Ended
                                                              -------------------------------    ------------------------------
                                                                July 2, 1999     July 3, 1998     July 2, 1999     July 3, 1998
                                                              --------------   --------------    -------------   --------------
Revenues                                                             $23,353          $19,362          $47,168          $40,662
                                                                     -------          -------          -------          -------
Operating expenses:

   Compensation and related expenses.........................         15,186           13,066           30,354           26,250
   Other operating expenses..................................          3,982            3,937            7,927            7,662
   General and administrative expenses.......................          2,360            1,685            4,634            3,785
                                                                     -------          -------          -------          -------

                                                                      21,528           18,688           42,915           37,697
                                                                     -------          -------          -------          -------

            Operating income.................................          1,825              674            4,253            2,965

Other income (expense)                                                   509              430              866              691
                                                                     -------          -------          -------          -------

            Income from continuing operations
                before income taxes.........................           2,334            1,104            5,119            3,656
Provision (benefit) for income taxes                                     966             (360)           2,120              680
                                                                     -------          -------          -------          -------
            Income from continuing operations                          1,368            1,464            2,999            2,976

Discontinued operations
         Income (loss) from operation of BCS Wireless, Inc.
           (net of taxes of  ($68), $75, ($268) and $108
           respectively)                                                 (95)             111             (377)             159
                                                                     -------          -------          -------          -------
                             Net income                              $ 1,273          $ 1,575          $ 2,622          $ 3,135
                                                                     =======          =======          =======          =======

   Income per share from continuing operations:
               Basic                                                 $  0.20          $  0.19          $  0.43          $  0.40
               Diluted                                               $  0.20          $  0.18          $  0.43          $  0.37
   Income (loss) per share from discontinued operations:
               Basic                                                 $ (0.01)         $  0.01          $ (0.05)         $  0.02
               Diluted                                               $ (0.01)         $  0.01          $ (0.05)         $  0.02
   Net income per share:
               Basic                                                 $  0.19          $  0.21          $  0.38          $  0.42
               Diluted                                               $  0.18          $  0.20          $  0.37          $  0.39
   Shares used in per share computations:
               Basic                                                   6,794            7,532            6,935            7,504
               Diluted                                                 6,922            8,025            7,049            8,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

      For the Quarters and Six Months Ended July 2, 1999 and July 3, 1998
                                 (in thousands)
                                  (unaudited)



                                                                     Quarters Ended               Six Months Ended
                                                            -----------------------------    ------------------------------
                                                            July 2, 1999     July 3, 1998     July 2, 1999     July 3, 1998
                                                            -------------    ------------    -------------    -------------

Net income.................................................       $1,273           $1,575           $2,622           $3,135

Other comprehensive income (losses):
   Foreign currency translation adjustment.................           (7)             (24)             (33)             (24)
   Unrealized gains on investments, net of reclassification
   adjustment..............................................            -              (16)               -              (11)
                                                            -------------    ------------    -------------    -------------
Comprehensive income.......................................       $1,266           $1,535           $2,589           $3,100
                                                            =============    ============    =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Six Months Ended July 2, 1999 and July 3, 1998
                                 (in thousands)
                                  (unaudited)


                                                                                             Six Months Ended
                                                                                        -------------------------
                                                                                           July 2,        July 3,
                                                                                             1999           1998
                                                                                        -----------    ----------
Cash flows from operating activities:
              Net income .............................................................. $   2,622      $   3,135
              Adjustments to reconcile net income to net cash
                  provided by operating activities:
                    Depreciation and amortization......................................     2,222          1,960
                    Gain on sale of building...........................................       213              -
                    Provision for doubtful accounts....................................     1,061             81
                    Changes in operating assets and liabilities:
                       Accounts receivable.............................................    (6,114)        (4,940)
                       Prepaid expenses and other assets...............................       347           (319)
                       Accounts payable and accrued liabilities........................        49           (253)
                       Accrued payroll and employee benefits...........................     1,869            164
                       Income tax payable..............................................       (98)        (4,135)
                       Net operating activities of discontinued operations.............       271             56
                                                                                        -------------------------
                          Net cash provided by (used in) operating activities..........     2,442         (4,251)
                                                                                        -------------------------
Cash flows from investing activities:
              Purchase of short-term investments.......................................         -         (1,962)
              Sales of short-term investments..........................................         -          8,309
              Gross proceeds from sale of building.....................................     4,411              -
              Capital expenditures.....................................................    (2,863)        (3,277)
              Other assets.............................................................      (153)          (173)
              Net investing activities of discontinued operations......................       (33)           (83)
                                                                                        -------------------------
                          Net cash provided by investing activites.....................     1,362          2,814
                                                                                        -------------------------
Cash flows from financing activities:
              Proceeds from borrowings and issuance of long-term obligations...........    17,391              -
              Repayments of borrowings and long-term obligations.......................   (24,629)          (547)
              Repurchase of common stock...............................................    (3,047)        (1,173)
              Issuance of common stock.................................................       399            552
                                                                                        -------------------------
                          Net cash used by financing activities........................    (9,886)        (1,168)
                                                                                        -------------------------
Net decrease in cash and cash equivalents..............................................    (6,082)        (2,605)
Cash and cash equivalents at beginning of period.......................................     6,082          8,412
                                                                                        -------------------------
Cash and cash equivalents at end of period............................................. $       -      $   5,807
                                                                                        =========================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  For the Fiscal Quarters and Six Months Ended
                         July 2, 1999 and July 3, 1998


Note 1:   Summary of Significant Accounting Policies

Basis of Presentation

     Exponent, Inc., together with its subsidiaries (referred to as the "Company"), is a multidisciplinary organization of scientists, physicians, engineers and business consultants performing in-depth scientific research and analysis in over 50 technical disciplines. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Exponent Failure Analysis Associates, Inc. ("FaAA"), Exponent Health Group, Inc. ("EHG"), Exponent Environmental Group, Inc. ("EEG") and BCS Wireless, Inc. ("BCS") whose results of operations have been accounted for as a discontinued operation for the quarters and six months ended July 2, 1999 and July 3, 1998. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

     The accompanying condensed, consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of Exponent and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and six month periods ended July 2, 1999 and July 3, 1998, are not necessarily representative of the results of future quarterly or annual periods.

Reclassifications:

     Certain amounts in the statements of income for the quarters and six months ended July 2, 1999 have been reclassified in order to conform to prior years financial statement presentation.

Note 2:   Discontinued Operations

     Effective April 2, 1999 the Company committed to a formal plan to divest its wholly owned subsidiary, BCS Wireless, Inc. ("BCS"). Accordingly, the results of operations for BCS for the quarters and six months ended July 2, 1999 and July 3, 1998 have been recorded as a discontinued operation in the condensed consolidated statements of income. The condensed consolidated balance sheet as of July 2, 1999 includes approximately $1.7 million in accounts receivable and other assets, $615,000 in capital equipment, $2.4 million in an intercompany payable to the Company and $241,000 in accounts payable and accrued liabilities associated with BCS. The decision to divest BCS was made because the Company's management believes the subsidiary is no longer a strategic fit for the Company. The Company plans to sell BCS by no later than the end of fiscal year 1999 and anticipates that there will be no loss on the sale.

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

     The following schedule reconciles the denominator of the Company's calculation for basic and diluted net income per share:


(In thousands)                                                  Quarter Ended                 Six Months Ended
                                                            July 2,       July 3,           July 2,       July 3,
                                                              1999          1998              1999          1998
                                                        ----------------------------    ----------------------------
Basic earnings per share-
   Weighted average shares outstanding                           6,794         7,532             6,935         7,504
Diluted earnings per share-
   Effect of dilutive common stock options outstanding             128           493               114           501
                                                                 -----         -----             -----         -----

      Denominator for diluted earnings per share                 6,922         8,025             7,049         8,005
                                                                 =====         =====             =====         =====


Common stock options to purchase 918,947 and 24,400 shares for the quarters ended July 2, 1999 and July 3, 1998, respectively, were excluded from the diluted per share calculation, due to their antidilutive effect. For the six months ended July 2, 1999 and July 3, 1998, respectively, common stock options to purchase 994,947 and 24,400 shares, were excluded from the diluted per share calculation, due to their antidilutive effect.

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

     The new note consists of a line of credit with a borrowing amount up to $5.0 million and a revolving reducing note, secured by the Company's headquarters building, up to $30.0 million for a total maximum borrowing amount of $35.0 million. The $5.0 million line of credit is subject to two interest rate options of either the prime rate in effect from time to time, or a fixed rate determined by the bank to be 2.75% above LIBOR, with a term option of one month, two months, three months, six months, nine months or twelve months. The $30.0 million revolving reducing note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Both notes have a ten-year term maturing February 1, 2009. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term or additional interest if paid after the fixed rate term. Additionally, the revolving reducing note is subject to annual principal payments based on a 15-year amortization of the initial commitment amount using an interest rate of 3 month LIBOR plus 1.25% in effect on the date of the note.

Note 5:   Supplemental Cash Flow Information

          The following is supplemental disclosure of cash flow information, in thousands:

                                        Six Months Ended
                                ------------------------------
                                  July 2, 1999    July 3, 1998
                                ----------------  ------------
Cash paid during the period:
     Interest                             $  360        $  589
                                          ------        ------

     Income taxes                         $1,832        $4,923
                                          ------        ------


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

Segment information for the quarters and six months ended July 2, 1999 and July 3, 1998 follows:


Revenues

                                                      Quarters Ended                               Six Months Ended
                                         -------------------------------------------      -----------------------------------
                                                 July 2,                July 3,                 July 2,            July 3,
(In thousands)                                    1999                   1998                    1999               1998
-------------------------------------------------------------   --------------------      ----------------   ----------------

Environmental and health                              $ 5,124                $ 4,117               $10,121            $ 9,285
Other scientific and engineering                       18,229                 15,245                37,047             31,377
                                         --------------------   --------------------      ----------------   ----------------

          Total revenue                               $23,353                $19,362               $47,168            $40,662
                                         ====================   ====================      ================   ================

Operating Income(Loss)

                                                      Quarters Ended*                              Six Months Ended*
                                         -------------------------------------------      -----------------------------------
                                                 July 2,                July 3,                 July 2,            July 3,
(In thousands)                                    1999                   1998                    1999               1998
-------------------------------------------------------------   --------------------      ----------------   ----------------

Environmental and health                 $                760   $                193      $          1,438   $            997
Other scientific and engineering                        4,575                  2,848                 9,888              6,798
                                         --------------------   --------------------      ----------------   ----------------

Total segment operating income                          5,335                  3,041                11,326              7,795

Corporate operating expenses                           (3,510)                (2,367)               (7,073)            (4,830)
                                         --------------------   --------------------      ----------------   ----------------

Total operating income from
     continuing operations               $              1,825   $                674      $          4,253   $          2,965
                                         ====================   ====================      ================   ================


* Due to a Company reorganization and centralization of the Company's corporate functions effective January 2, 1999, operating income (loss) for the periods presented are not comparable. Included in the Company's corporate operating expenses for the second quarter and first six months of fiscal 1999 are corporate related costs that had been included in the operating income of the environmental and health segment for the second quarter and first six months of fiscal 1998. The Company has not restated segment information for the quarter and six months ending July 3, 1998 to be comparable with the quarter and six months ending July 2, 1999 as it would be impracticable to do so.


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

1999 Fiscal Quarter and Six Months Ended July 2, 1999 compared to 1998 Fiscal Quarter and Six Months Ended July 3, 1998

     Revenues for the second quarter of fiscal 1999 were $23.4 million compared to $19.4 million for the same quarter of fiscal 1998, an increase of 20.6%. The increase was a result of growth in both segments of the Company's business during the quarter, especially in the Environmental and Health segment, which had a 24.5% increase in revenue.

Revenues increased by 16.0% for the six months ended July 2, 1999 to $47.2 million compared to $40.7 million for the same period in fiscal 1998. The Company's other scientific and engineering segment contributed the greatest portion of the revenue growth in the first six months of 1999 primarily due to the effect of higher billable hours. These higher billable hours were a result of an increase in professional staff as well as higher utilization of existing professional staff.

     Compensation and related expenses increased by 16.2% to $15.2 million for the second quarter of fiscal 1999 compared to $13.1 million for the same period in fiscal 1998. The increase was due to increases in headcount combined with annual salary increases for all employees as well as a stock-based compensation charge. In addition, in 1999 the Company standardized its benefits plans for all Company segments, which resulted in higher benefit costs. As a percentage of revenue, total compensation decreased to 65.0% for the second quarter of fiscal 1999 compared to 67.5% for the same period in fiscal 1998. This decrease was primarily due to increased utilization rates in the second quarter of fiscal 1999 in a number of the Company's practice areas. For the six months ended July 2, 1999, compensation and related expenses increased by 15.6% to $30.4 million as compared to $26.3 million for the six months ended July 3, 1998. As mentioned previously, this increase resulted from company-wide salary and headcount increases and changes in company-wide benefit plans as well as a stock-based compensation charge. As a percentage of revenue, compensation and related expenses decreased slightly to 64.4% for the six months ended July 2, 1999 as compared to 64.6% for the six months ended July 3, 1998.

     Other operating expenses increased by 1.1% to $4.0 million for the second quarter of fiscal 1999 compared to $3.9 million for the same quarter in fiscal 1998. Increases in occupancy and depreciation costs associated with new regional facilities opened in 1998 were largely offset by reductions in technical supplies, computer and office expenses. Other operating expenses were 17.1% of total revenues for the second quarter of fiscal 1999 compared to 20.3% for the comparable quarter of fiscal 1998. Other operating expenses increased by 3.5% to $7.9 million for the six months ended July 2, 1999 compared to $7.7 million for the same period a year ago. The increase was attributable to the aforementioned increase in occupancy and depreciation costs offset by reductions in technical supplies and computer expenses. As a percentage of revenue, operating expenses decreased overall to 16.8% for the six month period ended July 2, 1999 as compared to 18.8% for the six month period ended July 3, 1998.

     General and administrative expenses increased 40.1% to $2.4 million for the second quarter of fiscal 1999 compared to $1.7 million for the same period in fiscal 1998. This increase was a result of higher recruiting and relocation costs for new employees, increased travel costs associated with business and practice development, and an increase in legal expenses and the provision for bad debt. General and administrative expenses as a percentage of revenue increased to 10.1% of total revenues for the second quarter of fiscal 1999 compared to 8.7% for the second quarter of fiscal 1998. For the six months ended July 2, 1999, general and administrative expenses increased to $4.6 million from $3.8 million for the six month period ended July 3, 1998. As a percentage of revenue, general and administrative expenses increased slightly to 9.8% for the six months ended July 2, 1999 from 9.3% for the same period a year ago.

     Other income (expense) consists primarily of interest expense on the Company's mortgage, net of investment income earned on available cash and short-term investments and rental income from leasing excess space in the Company's
headquarters facility located in Menlo Park, California.   Other income, net,
increased to $509,000 for the second quarter of fiscal 1999 and to $866,000 for the six months ended July 2, 1999 compared to $430,000 and $691,000 during the same periods a year ago, respectively. These increases were primarily due to a $213,000 gain on the sale of one of the Company's properties in Menlo Park, California in May of 1999 and decreased interest expense on the Company's mortgage. These gains were partially offset by a decrease in rental income derived from the sale of the aforementioned property and a decrease in interest income due to the Company's lower cash and investment balances during the first six months of 1999 as compared to the same period of 1998.

     The provision for income taxes for the second quarter of fiscal 1999 was $966,000, compared to a tax benefit of $360,000 in the second quarter of 1998. The tax benefit in the second quarter of 1998 was due to the removal of a valuation allowance recorded against the $800,000 deferred tax asset generated from a tax loss resulting from the sale of PLG, Inc. in September 1997. For the six months ended July 2, 1999 the provision for income taxes was $2.1 million as compared to $680,000 for the same period of 1998.

Liquidity and Capital Resources

1999 Fiscal Quarter and Six Months Ended July 2, 1999 Compared to 1998 Fiscal Quarter and Six Months Ended July 3, 1998

     Effective February 1, 1999, the Company changed its cash management policy to use all excess operating cash to pay down the mortgage on the Company's headquarters building. As a result of this policy change, the Company had no cash or cash equivalents at July 2, 1999. The balance on the Company's mortgage, however, was reduced to $9.4 million at July 2, 1999 compared to the $16.2 million balance at January 1, 1999. The Company financed its business for the current period principally through cash received from operating activities.

     Net cash provided by operating activities was $2.4 million in the first six months of fiscal 1999, compared to net cash used in operating activities of $4.3 million for the comparable period in fiscal 1998. This increase in cash provided by operating activities was primarily attributable to the decrease in taxes paid offset partially by an increase in Accounts Receivable and a lower net income in the first six months of fiscal 1999.

     Net cash provided by investing activities was $1.4 million for the first six months of fiscal 1999, compared to $2.8 million for the comparable period of fiscal 1998. This decrease was primarily a result of the reduction in short term investment proceeds for the Company due to the change in cash management policy mentioned above. This was offset partially by a reduction in capital expenditures during the first six months of 1999 as compared to the same period in 1998, and by the funds provided by the sale of one of the Company's properties in Menlo Park.

     Net cash used for financing activities was $9.9 million for the first six months of fiscal 1999 compared to $1.2 million for the comparable period in
fiscal 1998.   This increase in cash used in financing activities was primarily due to the net payment of $7.2 million on the Company's $30.0 revolving mortgage note. In addition, the Company repurchased $3.0 million in shares of the Company's common stock in the first six months of fiscal 1999 compared to $1.2 million in shares purchased during the same period a year ago.

     The Company's long-term obligations at July 2, 1999 consisted primarily of the obligation on the $30.0 million revolving mortgage note of $9.4 million. There were no amounts borrowed against the available $5.0 million line of credit.

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

Properties

     The Company currently subleases excess facilities in its Menlo Park, California headquarters that have lease terms that expire within the 2000-2001 time periods. In fiscal 1998 and 1997, miscellaneous rental income associated with these facilities amounted to approximately 32% and 26%, respectively, of income from continuing operations before income taxes. The sale of one of these excess facilities in May of 1999 will reduce the amount of future rental income. Should the remaining subleases not be extended, renewed or have their term options exercised, the loss of additional miscellaneous rental income could have a material adverse effect on the Company's operating results.

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

     The Project Team developed and manages the Company's Y2K Plan to address the potential impact of Y2K on the Company's operations and business processes. In particular, the Plan identified 8 principal areas that may be impacted by the Y2K issue: Business Systems; Facility Systems; End-User Community; Non-Production Suppliers; Financial Services; Communication Providers; Outsourcing Vendors; and Business Partners / Joint Ventures. With respect to the IT Systems and Non-IT Business Systems, the Y2K Plan consists of two separate but overlapping phases: Phase I -- Inventory and Risk Assessment; and Phase II -- Remediation.

Phase I -- Inventory and Risk Assessment

     This Phase requires an inventory and assessment of the Non-IT Business Systems used by the Company including systems with embedded technology, building access systems, and health and safety systems. This Phase also includes inventory and assessment of IT Systems used by the Company, which include large information technology systems, desktop hardware and software, and network hardware and software. Each system is evaluated and a priority is assigned as being High, Medium or Low Risk to the Company's business. Systems which are High Risk are those which if uncorrected would cause an interruption or complete failure to conduct the Company's business. Medium Risks are those which would negatively impact the business but complete cessation could be avoided with some inconvenience. Low Risks are those where the risk to business interruption or cessation are remote. High and Medium Risk items will be remediated or replaced, and Low Risk items will be addressed as time and resources permit. Currently, the Company has completed Phase I.

Phase II -- Remediation

     This Phase includes the replacement or correction of the High and Medium Risk Non-IT Business Systems and IT Systems. A detailed project plan for the remediation has been developed and is currently being implemented. This Phase is approximately 95% complete and the Company anticipates that this Phase will be completed during the third quarter of fiscal 1999.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to some interest rate risk associated with the Company's long-term debt obligation on the Company's headquarters building which consists of a line of credit with a borrowing amount up to $5.0 million and a revolving reducing note up to $30.0 million for a total maximum borrowing amount of $35.0 million. The line of credit is subject to two interest rate options of either the prime rate in effect from time to time, or a fixed rate determined by the bank to be 2.75% above LIBOR, with a term option of one month, two months, three months, six months, nine months or twelve months. The $30.0 million revolving reducing note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months.

     The company's general policy for selecting among the interest rate options
and related terms will be to minimize interest expense.   However, given the
risk of interest rate fluctuations, the Company cannot be certain that the lowest rate option will always be obtained, therefore, consistently minimizing the Company's interest expense. No sensitivity analysis was performed on the Company's exposure to interest rate fluctuations, however, given the historically low volatility of both the Prime and LIBOR interest rates, the Company believes any exposure would be minimal.

                          PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

     At the Company's 1999 Annual Meeting of Stockholders held on May 5, 1999 (the "Annual Meeting"), the following individuals were elected to the Board of
Directors:

                                                                            BROKER
                                      FOR              WITHELD             NON-VOTES
                                      ---              -------             ---------

Michael R. Gaulke                     5,241,078        1,083,663           N/A
Samuel H. Armacost                    5,574,123          750,618           N/A
Barbara M. Barrett                    5,253,438        1,071,303           N/A
Jon R. Katzenbach                     5,254,938        1,069,803           N/A
Edward J. Keith                       5,241,078        1,083,663           N/A
Subbaiah V. Malladi                   5,239,678        1,085,063           N/A
Roger L. McCarthy                     5,251,921        1,072,820           N/A
George T. Van Gilder                  5,253,938        1,070,803           N/A


The following proposals were approved by the stockholders at the Company's
 Annual Meeting:

                                                                                       BROKER
                                             FOR              AGAINST     ABSTAIN     NON-VOTE
                                             ---              -------     -------     --------
1.  To amend the Company's
    Employee Stock Purchase Plan
    by increasing the Plan by
    400,000 shares and allowing for
    specified annual increases               2,932,740        925,034     391,975     2,074,992

2.  To establish a 1999 Stock
    Option Plan that initially has
    400,000 shares available for
    grant and allows for specified
    annual increases                         2,771,355      1,084,419     393,975     2,074,992

3.  To establish a Restricted
    Stock Plan that initially has
    100,000 shares available for
    grant and allows for specified
    annual increases                         3,227,292        627,082     395,375     2,074,992


4.  The appointment of KPMG LLP
    as independent auditors for
    the period ending
    December 31, 1999.                       6,317,272          1,300       6,169             0


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          27.1    Financial Data Schedule
          27.2    Restated Financial Schedule

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended July 2, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                EXPONENT, INC.
                                --------------
                                (Registrant)




Date: August 13, 1999         /s/ Michael R. Gaulke
                              ---------------------
                              Michael R. Gaulke, Chief Executive Officer,
                              President and Director

                               Index to Exhibits
                               -----------------



Exhibit
Number       Description
------       -----------


27.1         Financial Data Schedule
27.2         Restated Financial Data Schedule