Form 10-Q
period 1999-10-01
EXPONENT INC
filed 1999-11-15
CIK 851520

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                         _____________________________
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


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
                                        ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at November 5, 1999
----------------------------                 -------------------------------
Common Stock $.001 par value                          6,684,170 shares

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        EXPONENT, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      October 1, 1999 and January 1, 1999
                       (in thousands, except share data)
                                  (unaudited)

                                                                          October 1,        January 1,
                                                                             1999              1999
                                                                          ----------        ----------
           Assets
Current assets:
     Cash and cash equivalents......................................        $      -          $  6,082
     Accounts receivable, net.......................................          41,903            33,889
     Prepaid expenses and other assets..............................           4,704             5,126
                                                                            --------          --------
         Total current assets.......................................          46,607            45,097
Property, equipment and leasehold improvements, net.................          29,583            32,147
Goodwill............................................................           8,035             8,584
Other assets........................................................           1,267             1,157
                                                                            --------          --------
                                                                            $ 85,492          $ 86,985
                                                                            ========          ========
           Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued liabilities......................           3,670             2,151
      Notes payable and current installments of long-term
          obligations...............................................           1,652             1,709
      Accrued payroll and employee benefits.........................           8,907             8,388
      Income taxes payable..........................................             173               278
                                                                            --------          --------
          Total current liabilities.................................          14,402            12,526
Long-term obligations, net of current installments..................          11,554            16,144
                                                                            --------          --------
          Total liabilities.........................................          25,956            28,670
                                                                            --------          --------

Stockholders' equity:

      Common stock..................................................               8                 8
      Additional paid-in capital....................................          33,352            33,257
      Accumulated other comprehensive losses........................            (42)              (16)
      Retained earnings.............................................          33,620            29,575
      Treasury shares, at cost, 1,184,826 and 701,804 shares at
        October 1, 1999 and January 1, 1999, respectively...........         (7,402)           (4,509)
                                                                            --------          --------
            Total stockholders' equity..............................          59,536            58,315
                                                                            --------          --------
                                                                            $ 85,492          $ 86,985
                                                                            ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

  For the Quarters and Nine Months Ended October 1, 1999 and October 2, 1998
                     (in thousands, except per share data)
                                  (unaudited)


                                                                   Quarters Ended                     Nine Months Ended
                                                          ------------------------------      --------------------------------
                                                            October 1,       October 2,         October 1,         October 2,
                                                               1999             1998              1999                1998
                                                          -------------     ------------      -------------       ------------
Revenues                                                      $  24,082         $ 19,350           $ 71,250           $ 60,012
                                                              ---------         --------           --------           --------

Operating expenses:

   Compensation and related expenses....................         15,224           12,720             45,578             38,970
   Other operating expenses.............................          3,935            4,009             11,862             11,671
   General and administrative expenses..................          2,421            2,056              7,055              5,841
                                                              ---------         --------           --------           --------

                                                                 21,580           18,785             64,495             56,482
                                                              ---------         --------           --------           --------

         Operating income...............................          2,502              565              6,755              3,530

Other income (expense)..................................            195              248              1,061                939
                                                              ---------         --------           --------           --------

         Income from continuing operations
           before income taxes..........................          2,697              813              7,816              4,469
Provision for income taxes..............................          1,122              326              3,242              1,006
                                                              ---------         --------           --------           --------
         Income from continuing operations..............          1,575              487              4,574              3,463

Discontinued operations:
     Income (loss) from operation of BCS Wireless, Inc.
      (net of taxes of  $63, $83, ($205) and $191
      respectively).....................................             88              122               (289)               281
                                                              ---------         --------           --------           --------

                       Net income                             $   1,663         $    609           $  4,285           $  3,744
                                                              =========         ========           ========           ========

   Income per share from continuing operations:
       Basic                                                  $    0.23         $   0.07           $   0.67           $   0.47
       Diluted                                                $    0.23         $   0.07           $   0.65           $   0.44
   Income (loss) per share from discontinued operations:
       Basic                                                  $    0.01         $   0.02           $  (0.04)          $   0.04
       Diluted                                                $    0.01         $   0.02           $  (0.04)          $   0.04
   Net income per share:
       Basic                                                  $    0.25         $   0.08           $   0.62           $   0.50
       Diluted                                                $    0.24         $   0.08           $   0.61           $   0.48
   Shares used in per share computations:
       Basic                                                      6,764            7,324              6,878              7,444
       Diluted                                                    6,953            7,480              7,017              7,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

  For the Quarters and Nine Months ended October 1, 1999 and October 2, 1998
                                (in thousands)
                                  (unaudited)


                                                                   Quarters Ended                  Nine Months Ended
                                                           -----------------------------    ------------------------------
                                                            October 1,       October 2,       October 1,       October 2,
                                                               1999             1998             1999             1998
                                                           -----------      ------------    ------------      ------------
Net income.............................................    $     1,663      $        609    $      4,285      $      3,744

Other comprehensive income (losses):
    Foreign currency translation adjustment............              7                25             (26)                1
    Unrealized gains on investments, net of
    reclassification adjustment........................              -                 -               -               (11)
                                                           -----------      ------------    ------------      ------------
Comprehensive income...................................    $     1,670      $        634    $      4,259      $      3,734
                                                           ===========      ============    ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Nine Months Ended October 1, 1999 and October 2, 1998
                                (in thousands)
                                  (unaudited)

                                                                                              Nine Months Ended
                                                                                      ---------------------------------
                                                                                        October 1,          October 2,
                                                                                           1999                1998
                                                                                      -------------     ---------------
Cash flows from operating activities:
              Net income...........................................................   $       4,285     $      3,744
              Adjustments to reconcile net income to net cash
                   provided by operating activities:
                     Depreciation and amortization.................................           3,299            3,169
                     Gain on sale of building......................................             213                -
                     Provision for doubtful accounts...............................           2,180               89
                     Changes in operating assets and liabilities:
                         Accounts receivable.......................................         (10,642)          (6,083)
                         Prepaid expenses and other assets.........................             100               (8)
                         Accounts payable and accrued liabilities..................           1,822              403
                         Accrued payroll and employee benefits.....................             640           (1,575)
                         Income tax payable........................................            (105)          (3,866)
                         Net operating activities of discontinued operations.......             398             (292)
                                                                                      -------------     ------------
                            Net cash provided by (used in) operating activities....           2,190           (4,419)
                                                                                      -------------     ------------

Cash flows from investing activities:
              Purchase of short-term investments...................................               -           (1,962)
              Sales of short-term investments......................................               -            8,309
              Gross proceeds from sale of building.................................           4,411                -
              Capital expenditures.................................................          (4,629)          (4,485)
              Other assets.........................................................            (160)            (389)
              Net investing activities of discontinued operations..................             (38)            (147)
                                                                                      -------------     ------------
                            Net cash provided by (used in) investing activities....            (416)           1,326
                                                                                      -------------     ------------
Cash flows from financing activities:
              Proceeds from borrowings and issuance of
                  long-term obligations............................................          20,020                -
              Repayments of borrowings and long-term obligations...................         (24,811)          (1,344)
              Repurchase of common stock...........................................          (3,634)          (2,819)
              Issuance of common stock.............................................             569              756
                                                                                      -------------     ------------
                            Net cash used in financing activities..................          (7,856)          (3,407)
                                                                                      -------------     ------------

Net decrease in cash and cash equivalents..........................................          (6,082)          (6,500)
Cash and cash equivalents at beginning of period...................................           6,082            8,412
                                                                                      -------------     ------------
Cash and cash equivalents at end of period.........................................   $           -     $      1,912
                                                                                      =============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 For the Fiscal Quarters and Nine Months Ended
                      October 1, 1999 and October 2, 1998


Note 1:  Summary of Significant Accounting Policies

Basis of Presentation

         Exponent, Inc., together with its subsidiaries (referred to as the "Company"), is a multidisciplinary organization of scientists, physicians, engineers and business consultants performing in-depth scientific research and analysis in over 50 technical disciplines. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Exponent Failure Analysis Associates, Inc. ("FaAA"), Exponent Health Group, Inc. ("EHG"), Exponent Environmental Group, Inc. ("EEG") and BCS Wireless, Inc. ("BCS") whose results of operations have been accounted for as a discontinued operation for the quarters and nine months ended October 1, 1999 and October 2, 1998. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

         The accompanying condensed, consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of Exponent and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and nine month periods ended October 1, 1999 and October 2, 1998, are not necessarily representative of the results of future quarterly or annual periods.

Note 2:  Discontinued Operations

         Effective April 2, 1999 the Company committed to a formal plan to divest its wholly owned subsidiary, BCS Wireless, Inc. ("BCS"). Accordingly, the results of operations for BCS for the quarters and nine months ended October 1, 1999 and October 2, 1998 have been recorded as a discontinued operation in the condensed consolidated statements of income. The balance sheet of BCS as of October 1, 1999 includes approximately $2.6 million in accounts receivable and other assets, $620,000 in capital equipment, $3.1 million in an intercompany payable to the Company and $249,000 in accounts payable and accrued liabilities associated with BCS. The decision to divest BCS was made because the Company's management believes the subsidiary is no longer a strategic fit for the Company. The Company plans to sell BCS by no later than the end of fiscal year 1999 and anticipates that there will be no loss on the sale.

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

         The following schedule reconciles the denominator of the Company's calculation for basic and diluted net income per share:

(In thousands)
                                                              Quarters Ended             Nine Months Ended
                                                         ------------------------     ------------------------
                                                         October 1,    October 2,     October 1,    October 2,
                                                            1999          1998           1999          1998
                                                         ----------    ----------     ----------    ----------
Basic earnings per share-
   Weighted average shares outstanding                        6,764         7,324          6,878         7,444
Diluted earnings per share-
   Effect of dilutive common stock options outstanding          189           156            139           396
                                                          ---------      --------       --------       -------

      Denominator for diluted earnings per share              6,953         7,480          7,017         7,840
                                                          =========      ========       ========       =======


Common stock options to purchase 20,000 and 776,982 shares for the quarters ended October 1, 1999 and October 2, 1998, respectively, were excluded from the diluted per share calculation, due to their antidilutive effect. For the nine months ended October 1, 1999 and October 2, 1998, respectively, common stock options to purchase 216,200 and 115,510 shares, were excluded from the diluted per share calculation, due to their antidilutive effect.

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

Note 5:  Supplemental Cash Flow Information

         The following is supplemental disclosure of cash flow information, in thousands :

                                                           Nine Months Ended
                                               ------------------------------------------
                                               October 1, 1999            October 2, 1998
                                               ---------------            ---------------
Cash paid during the period:
         Interest                                  $   544                   $   891
                                                   -------                   -------
         Income taxes                              $ 3,009                   $ 5,025
                                                   -------                   -------

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

Segment information for the quarters and nine months ended October 1, 1999 and October 2, 1998 follows:

Revenues

                                                        Quarters Ended                        Nine Months Ended
                                                -------------------------------      ----------------------------------
                                                October 1,        October 2,            October 1,        October 2,
(In thousands)                                     1999              1998                  1999              1998
-------------------------------------------------------------    --------------      ---------------     --------------
Environmental and health                        $       5,780    $        4,100      $        15,901     $       13,385
Other scientific and engineering                       18,302            15,250               55,349             46,627
                                                -------------    --------------      ---------------     --------------

               Total revenue                    $      24,082    $       19,350      $        71,250     $       60,012
                                                =============    ==============      ===============     ==============

Operating Income

                                                         Quarters Ended*                       Nine Months Ended*
                                                --------------------------------     ----------------------------------
                                                October 1,        October 2,            October 1,         October 2,
(In thousands)                                     1999              1998                  1999               1998
-------------------------------------------------------------    --------------      ---------------     --------------
Environmental and health                        $       1,348    $          246      $         2,786     $        1,243
Other scientific and engineering                        5,528             3,365               15,416             10,163
                                                -------------    --------------      ---------------     --------------

Total segment operating income                          6,876             3,611               18,202             11,406

Corporate operating expenses                           (4,374)           (3,046)             (11,447)            (7,876)
                                                -------------    --------------      ---------------     --------------

        Total operating income from
              continuing operations             $       2,502    $          565      $         6,755     $        3,530
                                                =============    ==============      ===============     ==============

* Due to a Company reorganization and centralization of the Company's corporate functions effective January 2, 1999, operating income for the periods presented are not comparable. Included in the Company's corporate operating expenses for the third quarter and first nine months of fiscal 1999 are corporate related costs that had been included in the operating income of the environmental and health segment for the third quarter and first nine months of fiscal 1998. The Company has not restated segment information for the quarter and nine months ending October 2, 1998 to be comparable with the quarter and nine months ending October 1, 1999, as it would be impracticable to do so.


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

Results of Operations

         The following discussion should be read in conjunction with the attached unaudited, condensed, consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 1999, which are contained in the Company's fiscal 1998 Annual Report on Form 10-K.

1999 Fiscal Quarter and Nine Months Ended October 1, 1999 Compared to 1998 Fiscal Quarter and Nine Months Ended October 2, 1998

         Revenues for the third quarter of fiscal 1999 were $24.1 million compared to $19.4 million for the same quarter of fiscal 1998, an increase of 24.5%. The increase was a result of growth in both segments of the Company's business during the quarter, especially in the Environmental and Health segment, which had a 41.0% increase in revenues. Revenues increased by 18.7% for the nine months ended October 1, 1999 to $71.3 million compared to $60.0 million for the same period in fiscal 1998. This increase was a result of growth in both of the Company's segments for the first nine months of 1999. This growth was due to the effect of higher billable hours, which was the result of an increase in the number of professional staff as well as higher utilization of existing professional staff. In addition, several significant fixed price projects contributed to the revenue growth for 1999.

         Compensation and related expenses increased by 19.7% to $15.2 million for the third quarter of fiscal 1999 compared to $12.7 million for the same period in fiscal 1998. The increase was due to additions in headcount combined with annual salary increases for all employees. In addition, in 1999 the Company standardized its benefits plans for all Company segments, which resulted in higher benefit costs. As a percentage of revenue, total compensation decreased to 63.2% for the third quarter of fiscal 1999 compared to 65.7% for the same period in fiscal 1998. This decrease was primarily due to increased utilization rates in the third quarter of fiscal 1999 in a number of the Company's practice areas. For the nine months ended October 1, 1999, compensation and related expenses increased by 17.0% to $45.6 million as compared to $39.0 million for the nine months ended October 2, 1998. As mentioned previously, this increase resulted from company-wide salary and headcount increases and changes in company-wide benefit plans as well as a stock-based compensation charge. As a percentage of revenue, compensation and related expenses decreased slightly to 64.0% for the nine months ended October 1, 1999 as compared to 64.9% for the nine months ended October 2, 1998.

         Other operating expenses decreased by 1.8% to $3.9 million for the third quarter of fiscal 1999 compared to $4.0 million for the same quarter in fiscal 1998. A decrease in depreciation costs resulting from the sale of one of the Company's buildings in May 1999 was partially offset by increased occupancy expenses associated with rent increases in existing regional facilities along with costs associated with the addition of a new regional office near San Diego during the third quarter of 1999. Other operating expenses were 16.3% of total revenues for the third quarter of fiscal 1999 compared to 20.7% for the comparable quarter of fiscal 1998. Other operating expenses increased by 1.6% to $11.9 million for the nine months ended October 1, 1999 compared to $11.7 million for the same period a year ago. The increase was attributable to the increases in occupancy costs resulting from the opening of several new regional offices in mid-1998 offset by reductions in technical supplies and office expenses. As a percentage of revenue, operating expenses decreased overall to 16.6% for the nine month period ended October 1, 1999 as compared to 19.4% for the nine month period ended October 2, 1998.

         General and administrative expenses increased 17.7% to $2.4 million for the third quarter of fiscal 1999 compared to $2.1 million for the same period in fiscal 1998. This increase was primarily the result of an increase in the provision for bad debt. General and administrative expenses as a percentage of revenue decreased to 10.0% of total revenues for the third quarter of fiscal 1999 compared to 10.6% for the third quarter of fiscal 1998. For the nine months ended October 1, 1999, general and administrative expenses increased 20.8% to $7.1 million from $5.8 million for the nine month period ended October 2, 1998. This was mainly due to an increase in the provision for bad debt expense, increased personnel costs associated with the hiring of additional professional staff, and legal expenses. As a percentage of revenue, general and administrative expenses increased slightly to 9.9% for the nine months ended October 1, 1999 from 9.7% for the same period a year ago.

         Other income (expense) consists primarily of interest expense on the Company's mortgage, net of investment income earned on available cash and short-term investments and rental income from leasing excess space in the Company's headquarters facility located in Menlo Park, California. Other income, net, decreased to $195,000 for the third quarter of fiscal 1999 compared to $248,000 for same period in 1998. The decrease is due to lower rental income received as a result of the sale of one of the Company's properties in Menlo Park, California in the second quarter of 1999 partially offset by a decrease in interest expense. Other income, net, for the first nine months if 1999 was $1.1 million as compared to $939,000 for the same period a year ago. The increase for the nine month period ended October 1, 1999 was primarily due to a $213,000 gain on the aforementioned sale of one of the Company's properties and decreased interest expense on the Company's mortgage. These gains were partially offset by a decrease in rental income derived from the sale of the aforementioned property and a decrease in interest income due to the Company's lower cash and investment balances during the first nine months of 1999 as compared to the same period of 1998 as a result of the change in the Company's cash management policy.

         The provision for income taxes for the quarter and nine months ended October 1, 1999 was 41.5% of income from continuing operations. In the third quarter of 1998, the provision for income taxes was 40.5% of income from continuing operations. For the nine months ended October 2, 1998, the provision for income taxes was 22.6% of income from continuing operations. The lower tax provision for the first nine months of 1998 includes the removal during the second quarter of a valuation allowance recorded against the $800,000 deferred tax asset generated from a tax loss resulting from the sale of PLG, Inc. in September 1997.


Liquidity and Capital Resources

1999 Fiscal Quarter and Nine Months Ended October 1, 1999 Compared to 1998 Fiscal Quarter and Nine Months Ended October 2, 1998

         Effective February 1, 1999, the Company changed its cash management policy to use all excess operating cash to pay down the mortgage on the Company's headquarters building. As a result of this policy change, the Company had no cash or cash equivalents at October 1, 1999. The balance on the Company's mortgage, however, was reduced to $11.5 million at October 1, 1999 compared to the $16.2 million balance at January 1, 1999. The Company financed its business for the current period principally through cash received from operating activities.

         Net cash provided by operating activities was $2.2 million in the first nine months of fiscal 1999, compared to net cash used in operating activities of $4.4 million for the comparable period in fiscal 1998. The increase in cash provided by operating activities was primarily attributable to timing differences associated with the payment of the Company's corporate income taxes in addition to an increase in accrued benefits associated with the Company's increase in staff. The cash provided by these items was offset by an increase in net accounts receivable. The increase in accounts receivable is due to the Company's strong revenue growth in 1999.

         Net cash used in investing activities was $416,000 for the first nine months of fiscal 1999, compared to net cash provided by investing activities of $1.3 million for the comparable period of fiscal 1998. This decrease was primarily a result of the reduction in short-term investment proceeds for the Company due to the change in cash management policy mentioned above. This was offset by the funds provided by the sale of one of the Company's properties in Menlo Park.

         Net cash used in financing activities was $7.9 million for the first nine months of fiscal 1999 compared to $3.4 million for the comparable period in fiscal 1998. This increase in cash used in financing activities was primarily due to the net payment of $4.8 million on the Company's $30.0 revolving mortgage note. In addition, the Company repurchased $3.6 million of the Company's common stock in the first nine months of fiscal 1999 compared to $2.8 million in shares purchased during the same period a year ago.

         The Company's long-term obligations at October 1, 1999 consisted primarily of the $10.3 million long-term portion of the obligation on the $30.0 million revolving mortgage note. There were no amounts borrowed against the available $5.0 million line of credit.

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

Properties

         The Company currently subleases excess facilities in its Menlo Park, California headquarters that have lease terms that expire within the 2000 - 2001 time periods. In fiscal 1998 and 1997, miscellaneous rental income associated with these facilities amounted to approximately 32% and 26%, respectively, of income from continuing operations before income taxes. Through the first nine months of 1999, rental income was approximately 16% of income from continuing operations before income taxes. The sale of one of these excess facilities in May of 1999 will reduce the amount of future rental income, however much of the impact of this reduction will be offset by corresponding reductions in facility operating costs and interest expense. Should the remaining subleases not be extended, renewed or have their term options exercised, the loss of additional miscellaneous rental income could have a material adverse effect on the Company's operating results.

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

Phase I - Inventory and Risk Assessment

         This Phase required an inventory and assessment of the Non-IT Business Systems used by the Company including systems with embedded technology, building access systems, and health and safety systems. This Phase also included inventory and assessment of IT Systems used by the Company, which include large information technology systems, desktop hardware and software, and network hardware and software. Each system was evaluated and a priority was assigned as being High, Medium or Low Risk to the Company's business. Systems which are High Risk are those which if uncorrected would cause an interruption or complete failure to conduct the Company's business. Medium Risks are those that would negatively impact the business but complete cessation could be avoided with some inconvenience. Low Risks are those where the risk to business interruption or cessation are remote. The Company has completed Phase I.

Phase II - Remediation

         This Phase included the replacement or correction of the High and Medium Risk Non-IT Business Systems and IT Systems. A detailed project plan for the remediation was developed and implemented. This Phase was completed during the third quarter of fiscal 1999.

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

Cost to Address Y2K
-------------------

         The costs of the Y2K program were primarily costs associated with the utilization of existing internal resources and minimal external spending. These costs excluded the costs that could be incurred by the Company if one or more of its significant third party service providers fail to achieve Y2K compliance. The Company is not separately identifying Y2K costs incurred that are the result of utilization of existing internal resources.

         To date, the costs of remediation to address the Company's Y2K issues have not been material and have been funded through working capital resources.

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

Regulation

         Public concern over health, safety and preservation of the environment has resulted in the enactment of a broad range of environmental laws and regulations by local, state and federal lawmakers and agencies. These laws and the implementing regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. To the extent changes in such laws, regulations and enforcement or other factors significantly reduce the exposures of manufacturers, owners, service providers and others to liability; the demand for environmental services may be significantly reduced.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company is exposed to some interest rate risk associated with the Company's long-term debt obligation on the Company's headquarters building, which consists of a line of credit with a borrowing amount up to $5.0 million and a revolving reducing note up to $30.0 million for a total maximum borrowing amount of $35.0 million. The line of credit is subject to two interest rate options of either the prime rate in effect from time to time, or a fixed rate determined by the bank to be 2.75% above LIBOR, with a term option of one month, two months, three months, six months, nine months or twelve months. The $30.0 million revolving reducing note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months.

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

Item 6.   Exhibits and Reports on Form 8-K


(a)      Exhibits

         27.1    Financial Data Schedule
         27.2    Restated Financial Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended October 1, 1999.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                EXPONENT, INC.
                                --------------
                                 (Registrant)




Date: November 12, 1999         /s/ Richard L. Schlenker
                                -----------------------------------
                                Richard L. Schlenker, Chief Financial Officer

                               Index to Exhibits
                               -----------------


Exhibit
Number                  Description
------                  -----------

27.1                    Financial Data Schedule
27.2                    Restated Financial Data Schedule