Form 10-K405
period 1999-12-31
EXPONENT INC
filed 2000-03-30
CIK 851520

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                        ________________________________


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.
OR
[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the   transition period from ________ to ________.

Commission File Number 0-18655

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

Yes X  No__
    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of the Common Stock as reported on the NASDAQ National Market on March 17, 2000, was approximately $34,281,388. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer's Common Stock outstanding as of March 17, 2000 was 6,698,815.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for its fiscal year ended December 31, 1999, are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein.
(2) Portions of the Registrant's definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held on May 1, 2000, are incorporated by reference into Part III of this Form 10-K.


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

     PART I
     ------

Item 1.  Business

GENERAL

     Exponent, Inc., incorporated in Delaware in 1989 ("Exponent", and, together with its subsidiaries, the "Company"), is a multidisciplinary organization of scientists, physicians, engineers and business consultants performing in-depth scientific research and analysis in over 50 technical disciplines. The Company's services include analysis of product development or product recall, regulatory compliance, discovery of potential problems related to products, people or property and impending litigation.

     During fiscal 1996, the Company entered into the epidemiology arena with the acquisition of Exponent Health Group, Inc. ("EHG"), formerly named Environmental Health Strategies, Inc., on August 1, 1996. EHG provides epidemiology advice and services on a wide variety of topics, including occupational and environmental health, pharmaceutical and medical device issues, and health-related consumer product safety.

     During fiscal 1997, the Company continued implementing its strategy of growth and diversification through the acquisition of Exponent Environmental Group, Inc. ("EEG"), formerly named Performance Technologies, Inc., on May 16, 1997. EEG is a scientific and engineering consulting firm specializing in providing scientific solutions for complex environmental problems.

     In addition, the Company acquired BCS Wireless, Inc. ("BCS") on January 4, 1997. BCS is a firm that specializes in the installation and maintenance of wireless communication networks. During 1999, a decision was made to divest BCS because the Company's management believes the subsidiary is no longer a strategic fit for the Company.

     The Company sold one of its subsidiaries PLG, Inc. ("PLG") in the third quarter of fiscal 1997. The Company sold PLG based on management's assessment that the services PLG provided were no longer complementary to the Company's core business practice areas.

CLIENTS

     General

     The Company serves clients in manufacturing, transportation, utilities, energy, insurance, government, health, environmental and other sectors of the economy. During 1999, 1998 and 1997 the Company provided services representing approximately 20%, 29% and 29%, respectively of the Company's gross revenues from continuing operations were derived from professional services provided to clients, organizations and insurers related to the transportation industry.

     Many of the Company's engagements are initiated by lawyers or insurance companies whose clients anticipate or are engaged in litigation over an alleged failure of their products, equipment or services. The Company has seen its services in failure prevention and technology evaluation grow as the technological complexity of products has increased over the years.

     Pricing and Terms of Engagements

     The Company provides its services on either a fixed-price basis or on a "time and expenses" basis, charging hourly rates for each staff member involved in a project based on his or her skill and experience.

The Company's standard rates for professionals range from $30 to $700 per hour.

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

SERVICES

     The Company provides services in the following practice areas:

     .    Biomechanics            .  Industrial Structures
     .    Civil                   .  Information Management
     .    Data Analysis           .  Marine and Aviation
     .    Electrical              .  Materials Science and Mechanical
     .    Environmental                Design Analysis
     .    Health                  .  Technology Development
     .    Health Risk             .  Thermal Sciences
     .    Human Factors           .  Vehicle Evaluation and Testing
     .    Hydrology               .  Visual Communications


Biomechanics

     Biomechanics uses engineering and science to determine how people become injured and to determine what injuries can be expected when people are exposed to a certain incident or environment. The analyses encompasses: claimed injury, injury mechanisms and injury prevention; effectiveness of restraint systems; ergonomic design evaluation; low-speed and high-speed automotive collisions, cardiovascular devices; helmet effectiveness; occupational injuries; recreational sports injuries; evaluation of implant designs; cardiovascular medicine and failure; and human body dynamics.


Civil

     Civil engineering investigates all types of structural, geotechnical, geological, geomechanical, construction and building problems, from major catastrophes to simple performance failures. The scientific investigation of these events provides a thorough assessment of damage, as well as expert analysis of causation to be used for purposes of retrofit, repair, claims adjustment or litigation. The analysis provides a comprehensive evaluation of structural failures that include site condition and assessment surveys, advanced theoretical and numerical modeling techniques, dynamic testing and analysis, reliability and risk analysis, material testing, and repair solutions.

     Earthquake engineering encompasses safety and damage assessment, seismic analysis and design, post-earthquake reconnaissance and field inspection of all types of structures, analysis of earthquake ground motion, investigation of structural failures, development of remedial repairs and mitigation measures, investigation protocol development and disaster management services.

     Geotechnical, geological, geomechanical engineering and groundwater hydrology encompasses problems with soil, rock and fluids as they related to the structures that they support. Applied earth sciences analysis encompasses problems associated with landslides, earthwork construction, foundations, retaining walls, oil-well distress, tunnels and pipelines.

     Structural engineering encompasses comprehensive evaluations, including state-of-the-art structural analyses, site condition and assessment surveys, dynamic testing and vibration measurement, computer animated reconstruction, reliability and risk analyses, advanced theoretical and numeric modeling, due diligence consulting and component or material testing. Once the root cause of the failure is known, and when the extent and severity of the distress is fully assessed, optimal repair options are recommended.

Data Analysis

     Data analysis quantifies how machines, vehicles, consumer products and components behave in the real world to directly measure risk. Most of the risk analysis is based on information from in-house databases of over 350 million computerized records, one of the world's largest collections of accident and incident records. The analysis encompasses: accident data analysis; automotive safety design and evaluations; database development; epidemiological research and analysis; fire risk, property loss and insurability; health risk assessment and epidemiology; safety assessment; statistical modeling and analysis; survey design and analysis; system reliability and failure probability; work injury; and consumer product safety.

Electrical

     Electrical encompasses accident reconstruction, component and printed circuit board failure analysis, electrical system design analysis, equipment failure investigation, and patent evaluation and infringement review. Typical investigations include: automotive electronics; printed circuit boards; telecommunication electronics; semiconductor devices; power supplies and batteries; prototypes; transportation systems; electric power systems; electric equipment and energy conservation equipment and interruptible power systems.

Environmental

     Environmental includes ecological and human health risk assessment; air quality evaluation; site investigation and liability management; natural resource damage assessment; and water resources and quality management.

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

Health

     Health services provide solutions to complex health problems from client consultation to clinical trials, health care evaluations, literature reviews and epidemiological studies. Health research includes reproductive effects, cancer, injuries and health effects from workplace exposures, pharmacoepidemiolgy, and infectious disease control. Epidemiology, exposure assessment and occupational medicine expertise is used to evaluate occupational and environmental health issues. Decision analysis, cost-benefit, risk-benefit, and outcome analysis is applied to assist health care companies in evaluating health care and with strategic planning and technology assessment.

     Epidemiology is the science of studying disease within a population. Through the principles of epidemiology, analyses are performed on the interaction of host, agent and environment to reach conclusions about the causes and occurrence of disease in human populations. Epidemiology services encompass designing and conducting occupational and environmental studies to evaluate the health effects of community and workplace exposures, work-related disease and injury; conducting decision analysis for alternative forms of medical treatments; designing, conducting, and interpreting clinical trials; consulting on product safety; and evaluating quality of health care.

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

Health Risk

     Health risk assessments and related analyses are a critical component of many environmental regulatory decisions. The results of such analyses help determine the need for and nature of remedial actions at hazardous waste sites, support the derivation of cleanup levels, and assist in permitting new facilities and developing closure plans for solid waste management units and facilities that are going out of service. Human health toxicology services encompass comprehensive multi-pathway risk assessments; screening-level risk evaluations; derivation of risk-based cleanup levels; deterministic and probabilistic exposure assessments; toxicity assessments and data evaluation; risk assessment strategy development and review; research and development to address sources of uncertainty; bio availability studies; fish consumption surveys and studies; and toxic tort, class action and general litigation support.


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


Hydrology

     Hydrology is the science of water, its properties, phenomena, and distribution over the earth's surface. Exponent's hydrology services include the analysis of flood retention facilities (levees, dams, etc.) and the evaluation of the effects of flood water inundation on different types of structures. The services also extend to investigating the cause of hillside movement, slope erosion, and other soil movement that may be associated with flooding which may include distinguishing between damage due to catastrophe and damage that has been caused by or is related to long-term deterioration, foundation settlement, slope movement, initial construction defects, or normal expected behavior of a structure over time. In addition the hydrology practice provides property damage assessment, geotechnical services, as well as helps develop remedial repairs to address flood related distress. The hydrology services further include the development of master plans of drainage to enable cities to coordinate all aspects of their flood control and surface water needs. This master drainage plan considers all types of storms and their attendant runoff and provides for safe transport of the waters off site.

Industrial Structures

     The Company has developed an expertise in powerplant and industrial chimneys, not only as a designer, but also as a consultant for maintenance and repair issues. The Industrial Structures practice has developed "close to reality" computer programs, which are frequently used for design of chimneys and other concrete towers that combine a high degree of safety with superior economics.

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

     Risk management and reliability focuses on the areas of industrial hazard assessment, mitigation and prevention, operational reliability, safety hazards, product quality, and economic risks and benefits. Risk assessments and accident analysis are performed for the construction, operation, and servicing of manufacturing plants, processing and storage facilities, and transportation systems. Techniques used encompass fault-tree and event-tree analysis; failure modes and effects analysis; operational performance evaluation; statistical analysis; and probabilistic risk assessments.

     Safety and process risk management is the effective way to address safety issues in chemical and petrochemical industries that store, handle, or process toxic or flammable materials in quantities that, if released, could have a major impact on workers, nearby communities, or facilities. These events can have significant life-safety, environmental, legal, regulatory, and financial consequences. Services encompass process hazards analysis; mechanical integrity assessment; determination of blast overpressures and structural assessments; failure/accident investigation; offshore platform hazards analysis; consequence modeling; and quantitative risk assessment.

Technology Development

     Technology Development draws on our multidisciplinary engineering, testing, failure analysis and prevention expertise, to help military organizations identify commercial off-the-shelf technologies which reduce development time and cost without sacrificing reliability. The group also develops integrated prototypes, qualify production processes and initiate upgraded modules as new technologies emerge.

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

Visual Communication

     Visual communication means the generation, development, and production of visual concepts. Pictures are relied upon - whether printed, displayed on a computer, projected onto a screen, or presented as virtual reality - to reveal and explain what words alone cannot. The products include animation, graphics, multimedia, photography, and video. Services encompass charts, graphs and tables; electronic imaging and enhancement; computer animation; photogrammetry; concept generation and development; site and studio photography; court boards, laser disks, and CD-ROMs; slides, prints, and overhead transparencies; custom photographic processing; stereo and high-speed photography; video and post-production; and interactive presentations.

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

EMPLOYEES

     As of December 31, 1999, the Company's continuing operations employed approximately 653 full-time and part time employees, including approximately 378 engineering and scientific staff, 127 technical support staff, and 148 administrative and support staff.

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

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages as of March 30, 2000 are as follows:

Name                                       Age                       Position
----                                       ---                       --------

Michael R. Gaulke                           54  President, Chief Executive Officer and Director

Subbaiah V. Malladi, Ph.D.                  53  Chief Technical Officer and Director

Roger L. McCarthy, Ph.D.                    51  Chairman of the Board of Exponent Failure Analysis
                                                Associates, Inc. and Director

Richard L. Schlenker, Jr.                   34  Chief Financial Officer and Corporate Secretary

     Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board or until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

     Mr. Gaulke joined the Company in September 1992, as Executive Vice President and Chief

Financial Officer. He was named President in March 1993, and he was appointed as a member of the Board of Directors of the Company in January 1994. He assumed his current role of President and Chief Executive Officer in June of 1996. From November 1988 to September 1992, Mr. Gaulke served as Executive Vice President and Chief Financial Officer at Raynet Corporation, a subsidiary of Raychem Corporation. Prior to joining Raynet, Mr. Gaulke was Executive Vice President and Chief Financial Officer of Spectra Physics, Inc., where he was employed from 1979 to 1988. From 1972 to 1979, Mr. Gaulke served as a consultant with McKinsey & Company. Mr. Gaulke is a member of the Board of Directors of RockShox, Inc.; serves on the Board of Trustees of the Palo Alto Medical Foundation; and the Board of Advisors of the Whitehead Institute. Mr. Gaulke received a MBA (1972) in Marketing and Operations from Stanford University Graduate School of
Business and a BS (1968) in Electrical Engineering from Oregon State
University.

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

     Richard L. Schlenker, Jr. joined the Company in 1990. Mr. Schlenker is the Chief Financial Officer and Corporate Secretary for the Company. He was appointed Chief Financial Officer in July 1999 and was appointed Secretary of the Company in November 1997. Mr. Schlenker was the Director of Corporate Development from 1998 until his appointment as CFO. He was the Manager of Corporate Development from 1996 until 1998. From 1993 to 1996, Mr. Schlenker was a Business Manager at Exponent Failure Analysis Associates, Inc. (FaAA) where he managed the business activities for multiple consulting practices within FaAA. Prior to 1993 he held several different positions in finance and accounting within the Company. Mr. Schlenker holds a B.S. in Finance from the University of Southern California.

Item 2. Properties

     The Company's headquarters office facilities consist of a 153,738 square foot building, with office and laboratory space located on a 6.3-acre tract of land owned by the Company in Menlo Park, California, and an adjacent 27,000 square feet of leased warehouse storage space. The Company's primary facility is subject to a revolving reducing mortgage note. The note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. At December 31, 1999, there was $3.6 million in principal amount outstanding on the mortgage note.

     The Company's Test and Engineering Center occupies 147 acres in Maricopa County, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January 2028. In September 1999, the Company completed construction of a new Indoor Test Facility at the Phoenix Test and Engineering Center. In fiscal 2000, the Company expects to complete construction of an engineering and test preparation building at the Phoenix Test and Engineering Center.

     In addition, the Company leases office, warehouse and laboratory space in 18 other separate locations in 15 states as well as in Germany. During fiscal 1999, the Company closed down its offices in Moscow and Poland.

     Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one to ten years. Aggregate lease payments in fiscal 1999 for all leased properties were approximately $3,048,000.

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

PART II
-------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     The information required by this item is incorporated by reference to the section entitled "Quarterly Stock Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1999 (the "1999 Annual Report"). An excerpt from the 1999 Annual Report containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

     The information required by this item is incorporated by reference to the section entitled "Financial Summary" in the 1999 Annual Report. An excerpt from the 1999 Annual Report containing this information has been filed as
Exhibit 13.1 to this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     With the exception of the discussion below regarding factors affecting operating results and the market price of stock, the information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report. An excerpt from the Annual Report to the Stockholders containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

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

Customer Concentration

     The Company currently derives, and believes that it will continue to derive, a significant portion of its revenues from clients, organizations and insurers related to the transportation industry. Transportation industry related engagements accounted for approximately 20% of the Company's gross revenues for the fiscal year ended December 31, 1999. The loss of any large client, organization or insurer related to the transportation industry could have a material adverse effect on the Company's business, financial condition and results of operations.

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


Absence of Backlog

     Revenues are primarily derived from services provided in response to client request or events that occur without notice, and engagements, generally billed on a "time and expenses" basis, are terminable at any time by clients. As a result, backlog at any particular time is small in relation to the Company's quarterly or annual revenues and is not a reliable indicator of revenues for any future periods. Revenues and operating margins for any particular quarter are generally affected by staffing mix, resource requirements and timing and size of engagements.

Other Income

     The Company currently subleases excess facilities, primarily in its Menlo Park, California headquarters, that have lease terms that expire within the 2000
- 2003 time periods. In fiscal 1999 and 1998, miscellaneous rental income associated with these facilities amounted to approximately 16% and 33%, respectively of income from continuing operations before income taxes. The sale of one of these excess facilities in May 1999 will reduce the amount of future rental income, however much of the impact of this reduction will be offset by corresponding reductions in facility operating costs and interest expense. Should the remaining subleases not be extended, renewed or have their term options exercised, the loss of additional miscellaneous rental income could have a material adverse effect on the Company's operating results.

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

Item 7(A) Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to some interest rate risk associated with the Company's long-term debt obligation on the Company's headquarters building. Effective February 1, 1999, the Company refinanced its headquarters building under a new financing agreement. The new mortgage note consists of a revolving reducing note, secured by the Company's headquarters building, with a borrowing amount up to $30.0 million. The $30 million revolving reducing note is subject to automatic annual reductions in the amount available to be borrowed of approximately $1.3 million to $2.1 million per year until January 31, 2008. As of December 31, 1999, $26.4 million was available to be borrowed. Any outstanding amounts on the revolving reducing note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus

1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term or additional interest if paid after the fixed rate term.

     The Company also entered into a line of credit agreement with a borrowing amount up to $5.0 million. The $5.0 million line of credit is subject to two interest rate options of either the prime rate in effect from time to time, or a fixed rate determined by the bank to be 2.75% above LIBOR, with a term option of one month, two months, three months, six months, nine months or twelve months. The line of credit agreement expires on February 15, 2000. The Company does not intend to renew the line of credit portion of its financing agreement.

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

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Company are incorporated by reference to the 1999 Annual Report, where such information appears under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Comprehensive Income (Loss)," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report" on pages 14 through 29 of such report. An excerpt from the Annual Report to the Stockholders containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") relating to the section entitled "Proposal No. 1:
Election of Directors" and "Other Information Compliance with Section 16(a) of the Exchange Act." See item 1 for information regarding the executive officers of the Company.

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

Item 13.  Certain Relationships and Related Transactions

     Not applicable.

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-
K.

     1.   Financial Statements

          The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Independent Auditors' Report are incorporated by reference to the 1999 Annual Report:

          Consolidated Statements of Operations for the years ended December 31, 1999, January 1, 1999 and January 2, 1998;

          Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1999, January 1, 1999 and January 2, 1998;

          Consolidated Balance Sheets as of December 31, 1999 and January 1,
          1999;

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, January 1, 1999 and January 2, 1998;

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, January 1, 1999 and January 2, 1998; and

          Notes to consolidated financial statements.

      2.  Financial Statement Schedules

          The following financial statement schedule of Exponent, Inc. for the years ended December 31, 1999, January 1, 1999 and January 2, 1998 is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Exponent, Inc.

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

          *10.8 Form of Agreement between the Company and non-employee members of the Board of Directors, dated March 25, 1991, regarding exchange of rights to receive shares for nonqualified stock options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.9 Form of Nonqualified Stock Option Agreement between the Registrant and non-employee members of the Board of Directors dated March 25, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.10 1991 Restricted Stock Plan (incorporated by reference to the
                 Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.11 Amendment to Incentive Stock Option Agreement between the
                 Company and Subbaiah V. Malladi, dated June 27, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.12 Form of Incentive Stock Option Agreement, between the
                 Registrant and optionees under the 1990 Stock Option and Rights Plan, relative to replacement of outstanding options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.13 Form of Nonqualified Stock Option Agreement, between the
                 Registrant and non-employee members of the Board of Directors, relative to replacement of outstanding options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.14 Amendment to Stock Option Agreement, between the Registrant and
                 Subbaiah V. Malladi, relative to repricing outstanding option under 1989 Stock Option Plan for Malladi V. Subbaiah (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.15 Form of Stock Option Agreement between the Company and
                 Subbaiah V. Malladi, relative to replacement of outstanding option under 1990 Stock Option and Rights Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

           10.16 Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30,
                 1994).

           10.17 Acquisition agreement between Exponent Environmental Group, Inc.(formerly named Performance Technologies, Incorporated) and Exponent, Inc. (formerly the Failure Group, Inc.) dated May 16, 1997 (incorporated by reference to the Company's Form 8-K/A filed on July 30, 1997 which was amendment number 1 to the Company's Report on Form 8-K filed on May 30, 1997).

           10.18 Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1,
                 1999).

           10.19 Revolving reducing note with Wells Fargo Bank dated January 27, 1999.

           10.20 Line of credit note with Wells Fargo Bank dated January 27,
                 1999.

           10.21 Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999.

           10.22 Exponent, Inc. Employee Stock Purchase Plan, amended and restated March 23, 1999.

           10.23 Exponent, Inc. 1999 Stock Option Plan.

          *10.24 Exponent, Inc. 1999 Restricted Stock Plan.

           13.1 Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, pages 9 through 30.

           21.1  List of subsidiaries.

           23.1  Consent of KPMG LLP, independent auditors.

           27.1  Financial Data Schedule.

           27.2  Restated 1998 Financial Data Schedule

           27.3  Restated 1997 Financial Data Schedule

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

Date:  March 30, 2000    EXPONENT, INC.
                         (Registrant)

                         /s/ Michael R. Gaulke
                         -----------------------------------------------------
                         Michael R. Gaulke, Chief Executive Officer, President and Director

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                                    Title                                 Date
            ---------                                    -----                                 ----
/s/ Michael R. Gaulke
______________________             Chief Executive Officer, President and Director         March 30, 2000
Michael R. Gaulke

/s/ Richard L. Schlenker, Jr.
______________________             Chief Financial Officer and Corporate Secretary         March 30, 2000
Richard L. Schlenker, Jr.          (Principal Financial and Accounting Officer)

/s/ Roger L. McCarthy
______________________             Chairman of the Board of Exponent Failure Analysis      March 30, 2000
Roger L. McCarthy                  Associates, Inc. and Director

/s/ Subbaiah V. Malladi
______________________             Chief Technical Officer and Director                    March 30, 2000
Subbaiah V. Malladi

/s/ Edward J. Keith
______________________             Chairman of the Board                                   March 30, 2000
Edward J. Keith

/s/ Samuel H. Armacost
______________________             Director                                                March 30, 2000
Samuel H. Armacost

/s/ Barbara M. Barrett
______________________             Director                                                March 30, 2000
Barbara M. Barrett

/s/ Jon R. Katzenbach
______________________             Director                                                March 30, 2000
Jon R. Katzenbach

/s/ George T. Van Gilder
______________________             Director                                                March 30, 2000
George T. Van Gilder

EXPONENT, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


                                        Additions               Deletions
                                        ---------               ---------
                                                                                                   Accounts
                                  Balance at            Provision            Reduction            Charged off          Balance
                                 Beginning of           Charged to               of                  Net of           at End of
                                    Year                 Expenses            Provision            Recoveries            Year
                                 ----------------------------------------------------------------------------------------------

Year Ended December 31, 1999
  Allowance for Doubtful Accounts   $1,000               $2,727                ($3)                ($2,197)             $1,527

Year Ended January 1, 1999
  Allowance for Doubtful Accounts   $1,000               $2,167                 $ -                ($2,167)             $1,000

Year Ended January 2, 1998
  Allowance for Doubtful Accounts   $1,500                 $750                ($450)                ($800)             $1,000


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

                 for the fiscal year ended May 31, 1991).

          *10.8 Form of Agreement between the Company and non-employee members of the Board of Directors, dated March 25, 1991, regarding exchange of rights to receive shares for nonqualified stock options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.9 Form of Nonqualified Stock Option Agreement between the Registrant and non-employee members of the Board of Directors, dated March 25, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.10 1991 Restricted Stock Plan (incorporated by reference to the
                 Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.11 Amendment to Incentive Stock Option Agreement between the
                 Company and Subbaiah V. Malladi, dated June 27, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.12 Form of Incentive Stock Option Agreement, between the
                 Registrant and optionees under the 1990 Stock Option and Rights Plan, relative to replacement of outstanding options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.13 Form of Nonqualified Stock Option Agreement, between the
                 Registrant and non-employee members of the Board of Directors, relative to replacement of outstanding options (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.14 Amendment to Stock Option Agreement, between the Registrant and
                 Subbaiah V. Malladi, relative to repricing outstanding option under 1989 Stock Option Plan for Malladi V. Subbaiah (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

          *10.15 Form of Stock Option Agreement between the Company and Subbaiah
                 V. Malladi, relative to replacement of outstanding option under 1990 Stock Option and Rights Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

                 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

           10.16 Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30,
                 1994).

           10.17 Acquisition agreement between Exponent Environmental Group, Inc.(formerly named Performance Technologies, Incorporated) and Exponent, Inc. (formerly the Failure Group, Inc.) dated May 16, 1997 (incorporated by reference to the Company's Form 8-K/A filed on July 30, 1997 which was amendment number 1 to the Company's Report on Form 8-K filed on May 30, 1997).

           10.18 Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1,
                 1999).

           10.19 Revolving reducing note with Wells Fargo Bank dated January 27, 1999.

           10.20 Line of credit note with Wells Fargo Bank dated January 27,
                 1999.

           10.21 Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999.

           10.22 Exponent, Inc. Employee Stock Purchase Plan, as amended and restated March 23, 1999.

           10.23 Exponent, Inc. 1999 Stock Option Plan

           10.24 Exponent, Inc. 1999 Restricted Stock Plan

           13.1 Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, pages 9 through 30.

           21.1  List of subsidiaries.

           23.1  Consent of KPMG LLP, independent auditors.

           27.1  Financial Data Schedule

           27.2  Restated 1998 Financial Data Schedule

           27.3  Restated 1997 Financial Data Schedule


           ---------------------------------------------------------------------