Form 10-Q
period 2000-03-31
EXPONENT INC
filed 2000-05-12
CIK 851520

                                  FORM 10-Q

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 0-18655

                                 EXPONENT, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      77-0218904
(State or other jurisdiction             (I.R.S. Employer Identification Number)
       of incorporation)

149 COMMONWEALTH DRIVE, MENLO PARK, CALIFORNIA                  94025
    (Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code            (650) 326-9400


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                        Outstanding at May 5, 2000
Common Stock $.001 par value                               6,687,382 shares

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         EXPONENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      March 31, 2000 and December 31, 1999
                        (in thousands, except share data)
                                   (unaudited)

                                                                    March 31,   December 31,
                                                                      2000         1999
                                                                    ---------   ------------
          Assets
Current assets:
      Cash and cash equivalents .................................   $      -       $      -
      Accounts receivable, net ..................................     37,294         38,494
      Prepaid expenses and other assets .........................      3,163          2,345
      Deferred income taxes .....................................      1,389          1,389
                                                                    --------       --------
         Total current assets ...................................     41,846         42,228
Property, equipment and leasehold improvements, net .............     30,758         29,468
Goodwill ........................................................      7,669          7,851
Deferred income taxes ...........................................        365            365
Other assets ....................................................        527            540
                                                                    --------       --------
                                                                    $ 81,165       $ 80,452
                                                                    ========       ========
          Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued liabilities ..................   $  3,853       $  4,040
      Current installments of long-term obligations .............        355            415
      Accrued payroll and employee benefits .....................      8,405         11,101
      Deferred revenues .........................................      4,730              -
                                                                    --------       --------
         Total current liabilities ..............................     17,343         15,556
Long-term obligations, net of current installments ..............        779          4,139
Other obligations ...............................................        510            609
                                                                    --------       --------
         Total liabilities ......................................     18,632         20,304
                                                                    --------       --------

Stockholders' equity:
      Common stock ..............................................          8              8
      Additional paid-in capital ................................     33,434         33,406
      Accumulated other comprehensive losses ....................        (80)           (66)
      Retained earnings .........................................     36,627         34,470
      Treasury shares, at cost, 1,178,514 and 1,223,231 shares at
           March 31, 2000 and December 31, 1999, respectively ...     (7,456)        (7,670)
                                                                    --------       --------
            Total stockholders' equity ..........................     62,533         60,148
                                                                    --------       --------
                                                                    $ 81,165       $ 80,452
                                                                    ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EXPONENT, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             For the Quarters Ended March 31, 2000 and April 2, 1999
                      (in thousands, except per share data)
                                   (unaudited)


                                                                  Three Months Ended
                                                         ----------------------------------
                                                         March 31, 2000       April 2, 1999
                                                         --------------       -------------
Revenues .................................................   $ 26,126            $ 23,815
                                                             --------            --------

Operating expenses:
     Compensation and related expenses ...................     16,242              15,168
     Other operating expenses ............................      4,003               3,945
     General and administrative expenses .................      2,592               2,274
                                                             --------            --------

                                                               22,837              21,387
                                                             --------            --------

       Operating income ..................................      3,289               2,428

Other income (expense) ...................................        369                 357
                                                             --------            --------

       Income from continuing operations
         before income taxes .............................      3,658               2,785

Income taxes .............................................      1,517               1,154
                                                             --------            --------

       Income from continuing operations .................      2,141               1,631

Discontinued operations:
     Income (loss) from operation of BCS Wireless, Inc.
       (net of taxes of $40 and ($200), respectively) ....         56                (282)
                                                             --------            --------

       Net income ........................................   $  2,197            $  1,349
                                                             ========            ========

Income per share from continuing operations:
     Basic                                                   $   0.32            $   0.23
     Diluted                                                 $   0.30            $   0.23
Income (loss) per share from discontinued operations:
     Basic                                                   $   0.01            $  (0.04)
     Diluted                                                 $   0.01            $  (0.04)
Net income per share:
     Basic                                                   $   0.33            $   0.19
     Diluted                                                 $   0.31            $   0.19
Shares used in per share computations:
     Basic                                                      6,681               7,076
     Diluted                                                    7,075               7,176


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EXPONENT, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

             For the Quarters Ended March 31, 2000 and April 2, 1999
                                 (in thousands)
                                   (unaudited)



                                                           Three Months Ended
                                                   -------------------------------
                                                   March 31, 2000    April 2, 1999
                                                   --------------    -------------
Net income .....................................      $ 2,197            $ 1,349

Other comprehensive loss - foreign currency
    translation adjustments ....................          (14)               (26)
                                                      -------            -------
Comprehensive income ...........................      $ 2,183            $ 1,323
                                                      =======            =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EXPONENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Quarters Ended March 31, 2000 and April 2, 1999
                                 (in thousands)
                                   (unaudited)


                                                                                   Three Months Ended
                                                                           -----------------------------------
                                                                           March 31, 2000       April 2, 1999
                                                                           ---------------      --------------
Cash flows from operating activities:
       Net income ......................................................      $  2,197             $  1,349
       Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation and amortization ............................         1,097                1,103
              Provision for doubtful accounts ..........................           766                  522
              Changes in operating assets and liabilities:
                  Accounts receivable ..................................           255               (3,693)
                  Prepaid expenses and other assets ....................          (756)                 560
                  Accounts payable and accrued liabilities .............        (1,456)                  (9)
                  Accrued payroll and employee benefits ................        (2,691)              (1,334)
                  Deferred revenues ....................................         4,730                    -
                  Income taxes payable .................................         1,468                  360
                  Other obligations ....................................          (128)                 (97)
                  Net operating activities of discontinued operations ..           (86)                 256
                                                                              --------             --------
                     Net cash provided by (used in) operating activities         5,396                 (983)
                                                                              --------             --------

Cash flows from investing activities:
       Capital expenditures ............................................        (2,128)                (890)
       Other assets ....................................................             5                 (122)
       Net investing activities of discontinued operations .............           (41)                 (12)
                                                                              --------             --------
                     Net cash used in investing activities .............        (2,164)              (1,024)
                                                                              --------             --------
Cash flows from financing activities:
       Proceeds from borrowings and issuance of
           long-term obligations .......................................           458               17,928
       Repayments of borrowings and long-term obligations ..............        (3,895)             (20,384)
       Repurchase of common stock ......................................          (178)              (1,764)
       Issuance of common stock ........................................           368                  145
       Net financing activities of discontinued operations .............            15                    -
                                                                              --------             --------
                     Net cash used in financing activities .............        (3,232)              (4,075)
                                                                              --------             --------

Net decrease in cash and cash equivalents ..............................             -               (6,082)
Cash and cash equivalents at beginning of period .......................             -                6,082
                                                                              --------             --------
Cash and cash equivalents at end of period .............................      $      -             $      -
                                                                              ========             ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EXPONENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          For the Fiscal Quarters Ended
                        March 31, 2000 and April 2, 1999


Note 1: Summary of Significant Accounting Policies

Basis of Presentation:

     Exponent, Inc., together with its subsidiaries (referred to as the "Company"), is a multidisciplinary organization of scientists, physicians, engineers and business consultants performing in-depth scientific research and analysis in over 50 technical disciplines. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Exponent Failure Analysis Associates, Inc. ("FaAA"), Exponent Health Group, Inc. ("EHG"), Exponent Environmental Group, Inc. ("EEG") and BCS Wireless, Inc. ("BCS") whose results of operations have been accounted for as a discontinued operation for the quarters ending March 31, 2000 and April 2, 1999. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

     The accompanying condensed, consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of Exponent, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters ended March 31, 2000 and April 2, 1999, are not necessarily representative of the results of future quarterly or annual periods.

Note 2: Discontinued Operations

     Effective April 2, 1999 the Company committed to a formal plan to divest its wholly owned subsidiary, BCS Wireless, Inc. ("BCS"). Accordingly, the results of operations for BCS for the quarters ending March 31, 2000 and April 2, 1999 have been recorded as a discontinued operation in the condensed consolidated statements of income. The balance sheet of BCS as of March 31, 2000 includes approximately $2.6 million in accounts receivable and other assets, $682,000 in capital equipment, $2.9 million in an intercompany payable to the Company and $388,000 in accounts payable and accrued liabilities associated with BCS. The decision to divest BCS was made because the Company's management believed the subsidiary was no longer a strategic fit for the Company.

     On May 2, 2000, the Company sold certain assets of BCS for $2.0 million in cash and the assumption of approximately $740,000 in liabilities. The Company will retain approximately $400,000 in cash and $1.6 million in net accounts receivables of BCS. The Company expects to record a gain on the sale of BCS, the exact amount of which is contingent upon the collection of the outstanding receivables.

Note 3: Net Income Per Share

     Basic per share amounts are computed using the weighted average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares and potentially dilutive securities, using the treasury stock method, even when antidilutive, if their effect would be dilutive on the per share amount of income from continuing operations.

     The following schedule reconciles both the numerator and denominator of the Company's calculation for basic and diluted net income per share:

                                                                    Three Months Ended
                                                           ------------------------------------
(In thousands)                                             March 31, 2000        April 2, 1999
                                                           --------------        -------------
Shares used in basic per share computation                     6,681               7,076
Effect of dilutive common stock options outstanding              394                 100
                                                               -----               -----

Shares used in diluted per share computation                   7,075               7,176
                                                               =====               =====


Common stock options to purchase 185,851 and 959,982 shares were excluded from the diluted per share calculation for the fiscal quarters ended March 31, 2000 and April 2, 1999, respectively, due to their antidilutive effect.

Note 5: Supplemental Cash Flow Information

     The following is supplemental disclosure of cash flow information:

                                                       Three Months Ended
                                                ---------------------------------
(In thousands)                                  March 31, 2000      April 2, 1999
                                                --------------      -------------
Cash paid during period:
     Interest                                        $ 93              $149

     Income taxes                                    $142              $444


Note 6: Segment Reporting

The Company is a multidisciplinary organization of scientists, physicians, engineers and business consultants performing in-depth scientific research and analysis in a number of technical disciplines. The Company has two operating segments based on two primary areas of service. One operating segment provides services in the area of environmental and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental and occupational hazards and risks and the impact on both human health and the environment. The Company's other operating segment is a broader service group providing scientific and engineering consulting in different practices and primarily in the area of impending litigation.

Segment information for the quarters ended March 31, 2000 and April 2, 1999 follows:

Revenues

(In thousands)                                March 31, 2000    April 2, 1999
                                              --------------    -------------
Environmental and health                          $ 5,467          $ 4,997
Other scientific and engineering                   20,659           18,818
                                                  -------          -------

                Total revenues                    $26,126          $23,815
                                                  =======          =======


Operating income (loss)

(In thousands)                                March 31, 2000    April 2, 1999
                                              --------------    -------------
Environmental and health                          $ 1,006         $   678
Other scientific and engineering                    5,896           5,313
                                                  -------         -------

Total segment operating income                      6,902           5,991

Corporate operating loss                           (3,613)         (3,563)
                                                  -------         -------

                Total operating income            $ 3,289         $ 2,428
                                                  =======         =======

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

General

     The Company derives a majority of its revenues from professional service activities. Revenues from professional services are principally derived under "time and expenses" and "fixed-fee" billing arrangements, and are recorded as work is performed. Professional fees are a function of the total number of hours billed to clients and the associated hourly billing rates or fixed-fee arrangement with the client. The Company also derives revenue from net billed expenses and equipment fees, which consist primarily of fees charged to clients for use of the Company's equipment and facilities in connection with services provided. The Company's principal expenses are professional compensation and related expenses.

Results of Operations

     The following discussion should be read in conjunction with the attached unaudited, condensed, consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999, which is contained in the Company's fiscal 1999 Annual Report on Form 10-K.

2000 Fiscal Quarter Ended March 31, 2000 Compared to 1999 Fiscal Quarter Ended April 2, 1999

     Revenues for the first quarter of fiscal 2000 were $26.1 million compared to $23.8 million for the same quarter in fiscal 1999, an increase of 9.7%. This increase was the result of growth in both the environmental and health, and other scientific and engineering segments during the quarter. Increases in billable hours and billing rates as well as revenues from several fixed-price projects, including the Land Warrior project, contributed to the revenue growth for the quarter.

     Compensation and related expenses increased 7.1% to $16.2 million for the first quarter of fiscal 2000 compared to $15.2 million for the same period in fiscal 1999. This increase is associated with additions in staff as well as annual salary increases. In addition, bonus expense, which is a function of profitability, increased in the first three months of fiscal 2000 as compared to the same period of fiscal

1999. As a percentage of revenue, total compensation decreased to 62.2% for the first quarter of fiscal 2000 from 63.7% for the same quarter in fiscal 1999.

     Other operating expenses increased by 1.5% to $4.0 million for the first quarter of fiscal 2000 compared to $3.9 million for the same quarter in fiscal 1999. The increase was largely due to increased occupancy expenses, partially offset by decreases in computer supplies. The growth in occupancy expenses is primarily the result of the addition of two new regional offices in California during the second half of fiscal 1999 and a new lease agreement for the Company's Seattle area office, which took effect in May 1999. Other operating expenses decreased to 15.3% of total revenue for the first quarter of fiscal 2000 compared to 16.6% of revenue for the first quarter of fiscal 1999.

     General and administrative expenses were $2.6 million for the first quarter of fiscal 2000 compared to $2.3 million for the same period in fiscal 1999, an increase of 14.0%. This increase was largely attributable to an increase in the provision for doubtful accounts, as well as increased travel expenses. These increases were partially offset by decreases in legal expenses and bank fees. General and administrative expenses as a percentage of revenue increased slightly to 9.9% of total revenues for the first quarter of fiscal 2000 compared to 9.5% for the first quarter of fiscal 1999.

     Other income consists primarily of rental income from leasing excess space in the Company's headquarters building located in Menlo Park, California less interest expense on the Company's mortgage. Other income for the first quarter of fiscal 2000 increased by $12,000 or 3.4% over the same quarter of fiscal 1999. This increase is primarily due to a decrease in interest expense of approximately $200,000 associated with lower mortgage interest in the first quarter of fiscal 2000. This decrease in interest expense, which was due to reduced borrowings on the company's revolving reducing note, was partially offset by a decrease in interest income and a reduction in rental income. The decrease in interest income is a result of excess cash being used to pay down the Company's revolving reducing note. Rental income decreased by $143,000 in the first three months of fiscal 2000 compared to the same period in fiscal 1999 due to the sale of one of the Company's excess facilities in May 1999.

Liquidity and Capital Resources

2000 Fiscal Quarter Ended March 31, 2000 Compared to 1999 Fiscal Quarter Ended April 2, 1999

     The Company's cash management policy is to use all excess operating cash to pay down the mortgage on the Company's headquarters building. As a result, the Company had no cash or cash equivalents as of March 31, 2000. The balance on the Company's mortgage, however, was reduced to $315,000 as of March 31, 2000 compared to the $13.9 million balance as of April 2, 1999. The Company financed its business for the current period principally through operating cash.

     Net cash provided by operating activities was $5.4 million in the first three months of fiscal 2000 compared to $983,000 used in operating activities for the comparable period of fiscal 1999. This increase in cash provided by operating activities was primarily attributable to increased net income, decreases in accounts receivable, increases in income taxes payable and cash provided from deferred revenues. These increases were partially offset by decreases in accounts payable and accrued payroll and employee benefits.

     The Company used $2.2 million of cash for investing activities during the first quarter of fiscal 2000 compared to $1.0 million of cash used in investing activities during the first quarter of fiscal 1999. This increase in cash used was primarily a result of increased capital expenditures related to the construction of an engineering and test preparation building at the Company's Test and Engineering Center in Phoenix.

     Net cash used for financing activities was $3.2 million for the first quarter of fiscal 2000 compared to $4.1 million for the same quarter of fiscal 1999. This decrease in cash used in financing activities is due to a reduction in the amount of shares of Company common stock repurchased during the period. The Company purchased $178,000 in shares during the first quarter of fiscal 2000 as compared to $1.8 million purchased during the same period of 1999. This decrease in shares purchased was partially offset by an increase in the use of excess cash to repay outstanding debt.

     The Company's long-term obligations at March 31, 2000 consisted primarily of the obligation on the $30.0 million revolving mortgage note of $315,000 and the long-term portion of an insurance financing agreement in the amount of $372,000.

     Management believes that its revolving note, together with funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs through at least the next twelve-month period.

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

Other Income

     The Company currently subleases excess facilities, primarily in its Menlo Park, California headquarters, that have lease terms that expire within the 2000 to 2003 time period. In the first quarters of fiscal 2000 and 1999, miscellaneous rental income associated with these facilities amounted to approximately 8.6% and 16.4%, respectively, of income from continuing operations before income taxes. The sale of one of these excess facilities in May 1999 reduced the amount of future rental income, however much of the impact of this reduction was offset by corresponding reductions in facility operating costs, depreciation and interest expense. Should the remaining subleases not be extended, renewed or have their term options exercised, the loss of additional miscellaneous rental income could have a material adverse effect on the Company's operating results.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to some interest rate risk associated with the Company's long-term debt obligation on the Company's headquarters building. Effective February 1, 1999, the Company refinanced its headquarters building under a new financing agreement. The new mortgage note consists of a revolving reducing note, secured by the Company's headquarters building, with a borrowing amount up to $30.0 million. The $30.0 million revolving reducing note is subject to automatic annual reductions in the amount available to be borrowed of approximately $1.3 million to $2.1 million per year until January 31, 2008. As of December 31, 1999, $26.4 million was available to be borrowed. Any outstanding amounts on the revolving reducing note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term or additional interest if paid after the fixed rate term.

     In February of 1999, the Company also entered into a line of credit agreement with a borrowing amount up to $5.0 million. The $5.0 million line of credit is subject to two interest rate options of either the prime rate in effect from time to time, or a fixed rate determined by the lender to be 2.75% above LIBOR, with a term option of one month, two months, three months, six months, nine months or twelve months. The line of credit agreement expired on February 15, 2000. The Company did not renew the line of credit portion of its financing agreement.

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

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1 Financial Data Schedule

     27.2 Restated Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 EXPONENT, INC.
                                 (Registrant)




Date: May 12, 2000               /s/ Richard L. Schlenker
                                ------------------------------------------------
                                 Richard L. Schlenker, Chief Financial Officer

                                Index to Exhibits


Exhibit
Number                  Description
------                  -----------

27.1     Financial Data Schedule
27.2     Restated Financial Data Schedule