Form 10-Q
period 2000-06-30
EXPONENT INC
filed 2000-08-14
CIK 851520

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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
                                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES X       No___
                                 --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                             Outstanding at August 4, 2000
----------------------------              -----------------------------
Common Stock $.001 par value                    6,570,298 shares

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         EXPONENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       June 30, 2000 and December 31, 1999
                        (in thousands, except share data)
                                   (unaudited)




                                                                           June 30,        December 31,
                                                                             2000              1999
                                                                        --------------    --------------
           Assets
Current assets:
      Cash and cash equivalents.....................................       $      485        $        -
      Accounts receivable, net......................................           40,890            38,494
      Prepaid expenses and other assets.............................            3,271             2,345
      Deferred income taxes.........................................            1,389             1,389
                                                                        -------------     -------------
          Total current assets......................................           46,035            42,228
Property, equipment and leasehold improvements, net.................           31,520            29,468
Goodwill............................................................            7,164             7,851
Deferred income taxes...............................................              365               365
Other assets........................................................              627               540
                                                                        -------------     -------------
                                                                           $   85,711        $   80,452
                                                                        =============     =============
           Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued liabilities......................       $    2,677        $    4,040
      Current installments of long-term obligations.................              304               415
      Accrued payroll and employee benefits.........................           12,056            11,101
      Deferred revenues.............................................            5,491                 -
                                                                        -------------     -------------
          Total current liabilities.................................           20,528            15,556
Long-term obligations, net of current installments..................              369             4,139
Other obligations...................................................              541               609
                                                                        -------------     -------------
          Total liabilities.........................................           21,438            20,304
                                                                        -------------     -------------

Stockholders' equity:
      Common stock..................................................                8                 8
      Additional paid-in capital....................................           33,153            33,406
      Accumulated other comprehensive losses........................              (73)              (66)
      Retained earnings.............................................           38,943            34,470
      Treasury shares, at cost, 1,224,998 and 1,223,231 shares at
           June 30, 2000 and December 31, 1999, respectively........           (7,758)           (7,670)
                                                                        -------------     -------------
            Total stockholders' equity..............................           64,273            60,148
                                                                        -------------     -------------
                                                                           $   85,711        $   80,452
                                                                        =============    ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EXPONENT, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      For the Quarters and Six Months Ended June 30, 2000 and July 2, 1999
                      (in thousands, except per share data)
                                   (unaudited)


                                                                   Quarters Ended                      Six Months Ended
                                                          --------------------------------    -----------------------------------
                                                           June 30, 2000     July 2, 1999      June 30, 2000       July 2, 1999
                                                          ---------------  ---------------    ---------------    ----------------
Revenues.............................................        $   25,619       $    23,353        $    51,745        $     47,168
                                                          ---------------   --------------    ---------------    ----------------
Operating expenses:
     Compensation and related expenses...............            16,345            15,186             32,587              30,354
     Other operating expenses........................             4,139             3,982              8,142               7,927
     General and administrative expenses.............             2,289             2,360              4,881               4,634
                                                          ---------------   --------------    ---------------     ---------------

                                                                 22,773            21,528             45,610              42,915
                                                          ---------------   --------------    ---------------     ---------------

       Operating income..............................             2,846             1,825             6,135                4,253

Other income, net....................................               528               509               897                  866
                                                          ---------------   --------------    ---------------     ---------------

       Income from continuing operations
         before income taxes.........................             3,374             2,334              7,032               5,119

Income taxes.........................................             1,396               966              2,913               2,120
                                                          ---------------   --------------    ---------------     ---------------

       Income from continuing operations.............             1,978             1,368              4,119               2,999

Discontinued operations:
     Loss from operation of BCS Wireless, Inc.
       (net of taxes of ($109), ($68), ($69) and
       ($268) respectively)..........................              (153)              (95)               (97)               (377)
     Gain on disposition of BCS Wireless, Inc.
       (net of taxes of $320)........................               451                 -                451                   -
                                                          ---------------   --------------    ---------------     ---------------
                                                                    298               (95)               354                (377)
                                                          ---------------   --------------    ---------------     ---------------

       Net income....................................        $    2,276        $    1,273         $    4,473         $     2,622
                                                          ===============   ==============    ===============     ===============

Income per share from continuing operations:
     Basic                                                   $     0.30        $     0.20         $     0.62         $      0.43
     Diluted                                                 $     0.28        $     0.20         $     0.58         $      0.43
Income (loss) per share from discontinued operations:
     Basic                                                   $     0.04        $    (0.01)        $     0.05         $     (0.05)
     Diluted                                                 $     0.04        $    (0.01)        $     0.05         $     (0.05)
Net income per share:
     Basic                                                   $     0.34        $     0.19         $     0.67         $      0.38
     Diluted                                                 $     0.32        $     0.18         $     0.63         $      0.37
Shares used in per share computations:
     Basic                                                        6,690             6,794              6,685               6,935
     Diluted                                                      7,105             6,922              7,090               7,049


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EXPONENT, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

      For the Quarters and Six Months Ended June 30, 2000 and July 2, 1999
                                 (in thousands)
                                   (unaudited)


                                                                  Quarters Ended                   Six Months Ended
                                                           -------------------------------  --------------------------------
                                                           June 30, 2000    July 2, 1999    June 30, 2000     July 2, 1999
                                                           --------------  ---------------  ---------------  ---------------



Net income...........................................         $   2,276         $   1,273        $   4,473       $   2,622

Other comprehensive income (loss) -
    foreign currency translation adjustments.........                 7                (7)              (7)            (33)
                                                           --------------  ---------------  ---------------  ---------------
Comprehensive income.................................         $   2,283         $   1,266        $   4,466       $   2,589
                                                           ==============  ===============  ===============  ===============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EXPONENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Six Months Ended June 30, 2000 and July 2, 1999
                                 (in thousands)
                                   (unaudited)


                                                                                              Six Months Ended
                                                                                     -------------------------------------
                                                                                      June 30, 2000        July 2, 1999
                                                                                     -----------------   -----------------


Cash flows from operating activities:
              Net income...........................................................        $    4,473          $    2,622
              Adjustments to reconcile net income to net cash
                   provided by operating activities:
                     Depreciation and amortization.................................             2,190               2,222
                     Gain on disposition of BCS Wireless, Inc......................              (451)                  -
                     Gain on sale of building......................................                 -                (213)
                     Provision for doubtful accounts...............................             1,381               1,061
                     Changes in operating assets and liabilities:
                         Accounts receivable.......................................            (5,264)             (6,114)
                         Prepaid expenses and other assets.........................              (400)                347
                         Accounts payable and accrued liabilities..................            (1,531)                 49
                         Accrued payroll and employee benefits.....................             1,022               1,869
                         Deferred revenues.........................................             5,491                   -
                         Income taxes payable......................................               268                 (98)
                         Other obligations.........................................              (126)                (94)
                         Net operating activities of discontinued operations.......               693                 271
                                                                                     ----------------    ----------------
                            Net cash provided by operating activities..............             7,746               1,922
                                                                                     ----------------    ----------------

Cash flows from investing activities:
              Gross proceeds from sale of building.................................                 -               4,411
              Capital expenditures.................................................            (4,451)             (2,437)
              Proceeds from disposition of BCS Wireless, Inc., net.................             1,870                   -
              Other assets.........................................................              (433)               (153)
              Net investing activities of discontinued operations..................               (34)                (33)
                                                                                     ----------------    ----------------
                            Net cash provided by (used in) investing activities....            (3,048)              1,788
                                                                                     ----------------    ----------------
Cash flows from financing activities:
              Proceeds from borrowings and issuance of
                  long-term obligations............................................                 -              17,391
              Repayments of borrowings and long-term obligations...................            (3,882)            (24,535)
              Repurchase of common stock...........................................            (1,372)             (3,047)
              Issuance of common stock.............................................             1,026                 399
              Net financing activities of discontinued operations..................                15                   -
                                                                                     ----------------    ----------------
                            Net cash used in financing activities..................            (4,213)             (9,792)
                                                                                     ----------------    ----------------

Net increase (decrease) in cash and cash equivalents..............................                485              (6,082)
Cash and cash equivalents at beginning of period..................................                  -               6,082
                                                                                     ----------------    ----------------
Cash and cash equivalents at end of period........................................         $      485          $        -
                                                                                     ================    ================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EXPONENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  For the Fiscal Quarters and Six Months Ended
                         June 30, 2000 and July 2, 1999


Note 1:  Summary of Significant Accounting Policies

Basis of Presentation

         Exponent, Inc., together with its subsidiaries (referred to as the "Company"), is a multidisciplinary organization of scientists, physicians, engineers and business consultants performing in-depth scientific research and analysis in over 50 technical disciplines. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Exponent Failure Analysis Associates, Inc. ("FaAA"), Exponent Health Group, Inc. ("EHG"), Exponent Environmental Group, Inc. ("EEG") and BCS Wireless, Inc. ("BCS") whose results of operations have been accounted for as a discontinued operation for the quarters and six months ended June 30, 2000 and July 2, 1999. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

         The accompanying condensed, consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of Exponent and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and six month periods ended June 30, 2000 and July 2, 1999, are not necessarily representative of the results of future quarterly or annual periods.

Reclassifications:

         Certain amounts in the statement of cash flows for the six months ended July 2, 1999 have been reclassified in order to conform to current financial statement presentation.

Note 2: Discontinued Operations

         On May 1, 2000, the Company sold certain assets of BCS Wireless, Inc. for $2.0 million in cash and the assumption of approximately $745,000 in liabilities. The Company recorded a gain on the disposition of BCS of $451,000, net of taxes of $320,000. The Company retained approximately $400,000 in net cash and $1.4 million in net accounts receivables of BCS. As of June 30, 2000, approximately $520,000 in net accounts receivable remained outstanding.

         The Company committed to a formal plan to divest BCS effective April 2, 1999. Accordingly, the results of operations for BCS for the quarters ending June 30, 2000 and July 2, 1999 have been recorded as a discontinued operation in the condensed consolidated statements of income. The decision to divest BCS was made because the Company's management believed the subsidiary was no longer a strategic fit for the Company.

Note 3: Net Income Per Share

         Basic per share amounts are computed using the weighted average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method, even when antidilutive, if their effect would be dilutive on the per share amount of income from continuing operations.

         The following schedule reconciles both the numerator and denominator of the Company's calculation for basic and diluted net income per share:


                                                                 Quarters Ended              Six Months Ended
                                                         ----------------------------   ---------------------------
                                                           June 30,         July 2,        June 30,       July 2,
(In thousands)                                               2000            1999            2000          1999
                                                         -------------   ------------   ------------   ------------
Shares used in basic per share computation                      6,690          6,794          6,685          6,935
Effect of dilutive common stock options outstanding               415            128            405            114
                                                         -------------   ------------   ------------   ------------

Shares used in diluted per share computation                    7,105          6,922          7,090          7,049
                                                         =============   ============   ============   ============



Common stock options to purchase 261,291 and 918,947 shares for the quarters ended June 30, 2000 and July 2, 1999, respectively, were excluded from the diluted per share calculation, due to their antidilutive effect. For the six months ended June 30, 2000 and July 2, 1999, respectively, common stock options to purchase 218,570 and 994,947 shares, were excluded from the diluted per share calculation, due to their antidilutive effect.

Note 5: Supplemental Cash Flow Information

         The following is supplemental disclosure of cash flow information:


                                                           Six Months Ended
                                                  -----------------------------------
(In thousands)                                     June 30, 2000      July 2, 1999
                                                  ----------------  -----------------

Cash paid during period:

     Interest                                      $           107   $          360


     Income taxes                                  $         3,648   $        1,832


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

Segment information for the quarters and six months ended June 30, 2000 and July 2, 1999 follows:

Revenues


                                                    Quarters Ended                      Six Months Ended
                                        -----------------------------------    -----------------------------------
(In thousands)                           June 30, 2000      July 2, 1999        June 30, 2000      July 2, 1999
                                        ----------------- -----------------    ----------------- -----------------


Environmental and health                      $    5,662       $     5,124           $   11,129        $   10,121
Other scientific and engineering                  19,957            18,229               40,616            37,047
                                        ----------------- -----------------    ----------------- -----------------

               Total revenues                 $   25,619       $    23,353           $   51,745        $   47,168
                                        ================= =================    ================= =================




Operating income (loss)
                                                         Quarters Ended                        Six Months Ended
                                             -----------------------------------     ------------------------------------
(In thousands)                                June 30, 2000      July 2, 1999         June 30, 2000       July 2, 1999
                                             ----------------- -----------------     -----------------  -----------------


Environmental and health                           $    1,257       $       760           $     2,264       $      1,438
Other scientific and engineering                        4,901             4,575                10,796              9,888
                                             ----------------- -----------------     -----------------  -----------------

Total segment operating income                          6,158             5,335                13,060             11,326

Corporate operating loss                               (3,312)           (3,510)               (6,925)            (7,073)
                                             ----------------- -----------------     -----------------  -----------------
           Total operating income                  $    2,846       $     1,825           $     6,135       $      4,253
                                             ================= =================     =================  =================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         This Quarterly Report on Form 10-Q (this "Report" for Exponent, Inc. (the "Company" or "Exponent")) contains, and incorporates by reference, certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995 and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include those discussed elsewhere in this Report and in the documents incorporated herein by reference. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

General

         The Company derives most of its revenue from professional service activities, generally at the time services are performed. The majority of these activities are provided under "time and materials" or "fixed-price" billing arrangements, with revenues consisting of professional fees and expenses and fees for the use of the Company's equipment and facilities in connection with the services provided. On fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion of services rendered. The Company's principal expenses are professional compensation and related expenses.

Results of Operations

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999, which is contained in the Company's fiscal 1999 Annual Report on Form 10-K.

2000 Fiscal Quarter and Six Months Ended June 30, 2000 compared to 1999 Fiscal Quarter and Six Months Ended July 2, 1999

         Revenues for the second quarter of fiscal 2000 were $25.6 million compared to $23.4 million for the same quarter of fiscal 1999, an increase of 9.7%. This increase was the result of growth in both the environmental and health, and other scientific and engineering segments during the quarter. Revenues increased by 9.7% for the six months ended June 30, 2000 to $51.7 million compared to $47.2 million for the same period in fiscal 1999. This increase was also a result of growth in both of the Company's segments for the first six months of fiscal 2000. This growth was due to the effect of higher billable hours due to an increase in the number of professional staff as well as higher utilization of existing professional staff, and the effect of bill rate increases. In addition, revenues from several fixed-price projects, including the Land Warrior project for the U.S. Army, which is an integrated digital system for the dismounted soldier, contributed to revenue growth for the first six months of fiscal 2000.

         Compensation and related expenses increased by 7.6% to $16.3 million for the second quarter of fiscal 2000 compared to $15.2 million for the same period in fiscal 1999. The increase was due to the hiring of additional employees combined with annual salary increases for all employees. As a percentage of revenue, total compensation decreased to 63.8% for the second quarter of fiscal 2000 compared to 65.0% for the same period in fiscal 1999. This decrease was primarily due to increased utilization rates in the second quarter of fiscal 2000 in a number of the Company's practice areas. For the six months ended June 30, 2000, compensation and related expenses increased by 7.4% to $32.6 million as compared to $30.4 million for the six months ended July 2, 1999. As mentioned previously, this increase resulted from company-wide annual salary increases and the hiring of additional employees. As a percentage of revenue, compensation and related expenses decreased to 63.0% for the six months ended June 30, 2000 as compared to 64.4% for the six months ended July 2, 1999.

         Other operating expenses increased by 3.9% to $4.1 million for the second quarter of fiscal 2000 compared to $4.0 million for the same quarter in fiscal 1999. The increase was largely due to increases in occupancy costs and technical supplies. The growth in occupancy expenses is primarily the result of the addition of two new regional offices in California during the second half of fiscal 1999, a new lease agreement for the Company's Seattle area office, which took effect in May 1999 and a new lease agreement for the Company's warehouse facility in Menlo Park, which took effect in June 2000. The increase in technical supplies is a result of increased activity at the Company's Test and Engineering Center in Phoenix. Other operating expenses increased by 2.7% to $8.1 million for the six months ended June 30, 2000 compared to $7.9 million for the same period a year ago. The increase was attributable to the aforementioned increase in occupancy and technical supplies costs partially offset by reductions in computer expenses. As a percentage of revenue, operating expenses decreased overall to 15.7% for the six month period ended June 30, 2000 as compared to 16.8% for the six month period ended July 2, 1999.

         General and administrative expenses decreased 3.0% to $2.3 million for the second quarter of fiscal 2000 compared to $2.4 million for the same period in fiscal 1999. This decrease was primarily a result of a decrease in employee relocation and travel costs, and a decrease in bad debt expense, partially offset by increased business and practice development costs. General and administrative expenses as a percentage of revenue decreased to 8.9% of total revenues for the second quarter of fiscal 2000 compared to 10.1% for the second quarter of fiscal 1999. For the six months ended June 30, 2000, general and administrative expenses increased to $4.9 million from $4.6 million for the six month period ended July 2, 1999. As a percentage of revenue, general and administrative expenses decreased slightly to 9.4% for the six months ended June 30, 2000 from 9.8% for the same period a year ago. The increase in general and administrative expenses for the first six months of fiscal 2000 as compared to the same period of fiscal 1999 was primarily a result of an increase in bad debt expense, the majority of which was recorded in the first quarter of fiscal 2000.

         Other income, net, consists primarily of investment income earned on available cash and cash equivalents and rental income from leasing excess space in the Company's headquarters facility located in Menlo Park, California, net of interest expense on the Company's mortgage. Other income, net, increased $19,000 to $528,000 for the second quarter of fiscal 2000 compared to $509,000 for the same period of 1999. This increase was due to a decrease in interest expense due to reduced borrowings on the Company's revolving reducing note, and $63,000 received as proceeds from insurance based investments. These increases were partially offset by a reduction in rental income due to the sale of one of the Company's excess facilities in May 1999. In addition, the sale of the facility generated a $213,000 gain during the second quarter of fiscal 1999. Other income, net increased to $897,000 for the six months ended June 30, 2000 compared to $866,000 during the same period a year ago. Again, the increase is primarily due to a decrease in interest expense due to reduced borrowings on the Company's revolving reducing note partially offset by a reduction in rental income and the gain on the sale of the excess facility in 1999.


Liquidity and Capital Resources

2000 Fiscal Quarter and Six Months Ended June 30, 2000 Compared to 1999 Fiscal Quarter and Six Months Ended July 2, 1999

         Effective February 1, 1999, the Company changed its cash management policy to use all excess operating cash to pay down the revolving reducing mortgage on the Company's headquarters building. The balance on the Company's mortgage was reduced to zero as of June 30, 2000. The Company invests excess cash in short-term cash equivalents.

The Company had $485,000 in cash and cash equivalents as of June 30, 2000. The Company financed its business for the current period principally through cash received from operating activities.

         Net cash provided by operating activities was $7.7 million in the first six months of fiscal 2000, compared to net cash provided by operating activities of $1.9 million for the comparable period in fiscal 1999. This increase in cash provided by operating activities was primarily attributable to increased net income and the changes in operating assets and liabilities, especially the increase in deferred revenues.

         Net cash used in investing activities was $3.0 million for the first six months of fiscal 2000, compared to net cash provided by investing activities of $1.8 million for the comparable period of fiscal 1999. This increase in cash used was primarily a result of increased capital expenditures related to the construction of an engineering and test preparation building at the Company's Test and Engineering Center in Phoenix, partially offset by the funds provided by the disposition of BCS during the first six months of fiscal 2000.

         Net cash used in financing activities was $4.2 million for the first six months of fiscal 2000 compared to $9.8 million for the comparable period in fiscal 1999. This decrease in cash used by financing activities was due to the decrease in funds used for repayment of outstanding debt. The Company used $3.9 million in funds to pay down net borrowings during the first six months of fiscal 2000 as compared to net repayments of $7.1 million during the same period of fiscal 1999. In addition, there was a reduction in the amount of shares of Company common stock repurchased during the period. The Company purchased $1.4 million in shares during the first six months of fiscal 2000 as compared to $3.0 million purchased during the same period of 1999.

         The Company's long-term obligations at June 30, 2000 included the long-term portion of an insurance financing agreement in the amount of $282,000.

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

Absence of Backlog

         Revenues are primarily derived from services provided in response to client request or events that occur without notice, and engagements, generally billed as services are performed, are terminable at any time by clients. As a result, backlog at any particular time is small in relation to its quarterly revenues and is not a reliable indicator of revenues for any future periods. Revenues and operating margins for any particular quarter are generally affected by staffing mix, resource requirements and timing and size of engagements.

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

Other Income

         The Company currently subleases excess facilities, primarily in its Menlo Park, California headquarters, that have lease terms that expire within the 2000 to 2003 time period. In the first six months of fiscal 2000 and 1999, miscellaneous rental income associated with these facilities amounted to approximately 9.2% and 17.5%, respectively, of income from continuing operations before income taxes. The sale of one of these excess facilities in May 1999 reduced the amount of future rental income, however much of the impact of this reduction was offset by corresponding reductions in facility operating costs, depreciation and interest expense. Should the remaining subleases not be extended, renewed or have their term options exercised, the loss of additional miscellaneous rental income could have a material adverse effect on the Company's operating results.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company is exposed to some interest rate risk associated with the Company's long-term debt obligation on the Company's headquarters building. Effective February 1, 1999, the Company refinanced its headquarters building under a new financing agreement. The new mortgage note consists of a revolving reducing note, secured by the Company's headquarters building, with a borrowing amount up to $30.0 million. The $30.0 million revolving reducing note is subject to automatic annual reductions in the amount available to be borrowed of approximately $1.3 million to $2.1 million per year until January 31, 2008. As of June 30, 2000, $28.7 million was available to be borrowed. Any outstanding amounts on the revolving reducing note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term or additional interest if paid after the fixed rate term.

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

                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

         At the Company's 2000 Annual Meeting of Stockholders held on May 1, 2000 (the "Annual Meeting"), the following individuals were elected to the Board of Directors:


                                                              BROKER
                               FOR          WITHELD           NON-VOTES
                               ---          -------           ---------

Michael R. Gaulke              6,035,845    478,416           N/A
Samuel H. Armacost             6,038,429    475,832           N/A
Barbara M. Barrett             6,038,329    475,932           N/A
Jon R. Katzenbach              6,011,085    503,176           N/A
Edward J. Keith                6,038,429    475,832           N/A
Subbaiah V. Malladi            6,036,128    478,133           N/A
Roger L. McCarthy              6,035,945    478,316           N/A


The following proposals were approved by the stockholders at the Company's Annual Meeting:


                                                                                          BROKER
                                            FOR             AGAINST        ABSTAIN        NON-VOTE
                                            ---             -------        -------        --------


1.       The appointment of KPMG LLP
         as independent auditors for
         the period ending
         December 29, 2000.                 6,235,992       5,111          273,158        0


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1    Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             EXPONENT, INC.
                                             -------------
                                             (Registrant)




Date: August 11, 2000             /s/ Richard L. Schlenker
                                  ---------------------------------------------
                                  Richard L. Schlenker, Chief Financial Officer

                                Index to Exhibits
                                -----------------



Exhibit
Number                  Description
-------                 -----------


27.1                    Financial Data Schedule