Form 10-Q
period 2000-09-29
EXPONENT INC
filed 2000-11-13
CIK 851520

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                          ___________________________

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

                                       OR

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from________________to_________________


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
                                                            YES  X     No
                                                                ---      ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Outstanding at November 3, 2000
----------------------------           -------------------------------
Common Stock $.001 par value                  6,569,299 shares

                         PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

                        EXPONENT, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   September 29, 2000 and December 31, 1999
                       (in thousands, except share data)
                                  (unaudited)

                                                                         September 29,       December 31,
                                                                              2000               1999
                                                                        ----------------   ----------------

           Assets
Current assets:
      Cash and cash equivalents.....................................     $            -      $           -
      Accounts receivable, net......................................             37,188             38,494
      Prepaid expenses and other assets.............................              4,306              2,345
      Deferred income taxes.........................................              1,389              1,389
                                                                        ----------------   ----------------
          Total current assets......................................             42,883             42,228
Property, equipment and leasehold improvements, net.................             32,595             29,468
Goodwill............................................................              6,988              7,851
Deferred income taxes...............................................                365                365
Other assets........................................................                622                540
                                                                        ----------------   ----------------
                                                                         $       83,453      $      80,452
                                                                        ================   ================
           Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued liabilities......................     $        2,176      $       4,040
      Current installments of long-term obligations.................                876                415
      Accrued payroll and employee benefits.........................             10,377             11,101
      Deferred revenues.............................................              2,365                  -
                                                                        ----------------   ----------------
          Total current liabilities.................................             15,794             15,556
Long-term obligations, net of current installments..................              1,875              4,139
Other obligations...................................................                572                609
                                                                        ----------------   ----------------
          Total liabilities.........................................             18,241             20,304
                                                                        ----------------   ----------------

Stockholders' equity:
      Common stock..................................................                  8                  8
      Additional paid-in capital....................................             33,103             33,406
      Accumulated other comprehensive losses........................                (86)               (66)
      Retained earnings.............................................             40,906             34,470
      Treasury shares, at cost, 1,334,290 and 1,223,231 shares at
            September 29, 2000 and December 31, 1999, respectively..             (8,719)            (7,670)
                                                                        ----------------   ----------------
              Total stockholders' equity............................             65,212             60,148
                                                                        ----------------   ----------------
                                                                         $       83,453      $      80,452
                                                                        ================   ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       EXPONENT, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 For the Quarters and Nine Months Ended September 29, 2000 and October 1, 1999
                     (in thousands, except per share data)
                                  (unaudited)

                                                               Quarters Ended                          Nine Months Ended
                                                       -------------------------------          ------------------------------
                                                        September 29,      October 1,            September 29,       October 1,
                                                            2000              1999                   2000              1999
                                                       ---------------    ------------          -------------       ----------

Revenues.......................................        $       25,474     $     24,082          $      77,219       $   71,250
                                                       --------------     ------------          -------------       ----------

Operating expenses:
  Compensation and related expenses............                16,071           15,224                 48,658           45,578
  Other operating expenses.....................                 4,231            3,935                 12,373           11,862
  General and administrative expenses..........                 2,266            2,421                  7,147            7,055
                                                       --------------     ------------          -------------       ----------

                                                               22,568           21,580                 68,178           64,495
                                                       --------------     ------------          -------------       ----------


   Operating income............................                 2,906            2,502                  9,041            6,755

Other income, net..............................                   451              195                  1,349            1,061
                                                       --------------     ------------          -------------       ----------

    Income from continuing operations
     before income taxes.......................                 3,357            2,697                 10,390            7,816

Income taxes...................................                 1,391            1,122                  4,304            3,242
                                                       --------------     ------------          -------------       ----------

   Income from continuing operations...........                 1,966            1,575                  6,086            4,574

Discontinued operations:
  Income (loss) from operation of BCS Wireless, Inc.
   (net of taxes of  $63, ($69) and ($205)
   respectively)...............................                     -               88                    (97)            (289)
  Gain on disposition of BCS Wireless, Inc.
   (net of taxes of $320)......................                     -                -                    451                -
                                                       --------------     ------------          -------------       ----------
                                                                    -               88                    354             (289)
                                                       --------------     ------------          -------------       ----------
     Net income................................        $        1,966     $      1,663          $       6,440       $    4,285
                                                       ==============     ============          =============       ==========



Income per share from continuing operations:
  Basic                                                $         0.30     $       0.23          $        0.91      $      0.67
  Diluted                                              $         0.28     $       0.23          $        0.86      $      0.65
Income (loss) per share from discontinued operations:
  Basic                                                $            -     $       0.01          $        0.05      $     (0.04)
  Diluted                                              $            -     $       0.01          $        0.05      $     (0.04)
Net income per share:
  Basic                                                $         0.30     $       0.25          $        0.97      $      0.62
  Diluted                                              $         0.28     $       0.24          $        0.91      $      0.61
Shares used in per share computations:
  Basic                                                         6,606            6,764                  6,659            6,878
  Diluted                                                       7,104            6,953                  7,096            7,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 For the Quarters and Nine Months Ended September 29, 2000 and October 1, 1999
                                (in thousands)
                                  (unaudited)


                                                            Quarters Ended                            Nine Months Ended
                                                    --------------------------------          --------------------------------
                                                     September 29,        October 1,          September 29,         October 1,
                                                         2000               1999                  2000                1999
                                                    --------------     -------------          -------------       ------------
Net income.......................................   $        1,966     $       1,663          $       6,440       $      4,285

Other comprehensive income (loss) -
  foreign currency translation adjustments.......              (13)                7                    (20)               (26)
                                                    --------------     -------------          -------------       ------------
Comprehensive income.............................   $        1,953     $       1,670          $       6,420       $      4,259
                                                    ==============     =============          =============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the Nine Months Ended September 29, 2000 and October 1, 1999
                                 (in thousands)
                                  (unaudited)


                                                                                                          Nine Months Ended
                                                                                            ----------------------------------------
                                                                                                September 29,        October 1,
                                                                                                    2000                1999
                                                                                            --------------------  ------------------
Cash flows from operating activities:
             Net income..................................................................    $            6,440    $          4,285

             Adjustments to reconcile net income to net cash
                 provided by operating activities:
                    Depreciation and amortization........................................                 3,290               3,299
                    Gain on disposition of BCS Wireless, Inc.............................                  (451)                  -
                    Gain on sale of building.............................................                     -                (213)
                    Provision for doubtful accounts......................................                 1,639               2,180
                    Changes in operating assets and liabilities:
                      Accounts receivable................................................                (1,819)            (10,642)
                      Prepaid expenses and other assets..................................                  (457)              1,175
                      Accounts payable and accrued liabilities...........................                  (860)              1,822
                      Accrued payroll and employee benefits..............................                  (658)                640
                      Deferred revenues..................................................                 2,365                   -
                      Income taxes payable...............................................                  (905)               (105)
                      Other obligations..................................................                  (123)                (90)
                      Net operating activities of discontinued operations................                   693                 398
                                                                                             ------------------   -----------------
                          Net cash provided by operating activities......................                 9,154               2,749
                                                                                             ------------------   -----------------

Cash flows from investing activities:
             Gross proceeds from sale of building........................................                     -               4,411
             Capital expenditures........................................................                (6,416)             (4,203)
             Proceeds from disposition of BCS Wireless, Inc., net........................                 1,870                   -
             Other assets................................................................                  (437)               (160)
             Net investing activities of discontinued operations.........................                   (34)                (38)
                                                                                            -------------------   -----------------
                          Net cash provided by (used in) investing activities............                (5,017)                 10
                                                                                            -------------------  ------------------

Cash flows from financing activities:
             Proceeds from borrowings and issuance of long-term obligations..............                     -              18,946
             Repayments of borrowings and long-term obligations..........................                (2,781)            (24,722)
             Repurchase of common stock..................................................                (2,609)             (3,634)
             Issuance of common stock....................................................                 1,238                 569
             Net financing activities of discontinued operations.........................                    15                   -
                                                                                            -------------------   -----------------
                          Net cash used in financing activities..........................                (4,137)             (8,841)
                                                                                            -------------------   -----------------

Net decrease in cash and cash equivalents................................................                     -              (6,082)
Cash and cash equivalents at beginning of period.........................................                     -               6,082
                                                                                            -------------------   -----------------
Cash and cash equivalents at end of period...............................................    $                -   $               -
                                                                                            ===================   =================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                        EXPONENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 For the Fiscal Quarters and Nine Months Ended
                     September 29, 2000 and October 1, 1999


Note 1:  Summary of Significant Accounting Policies

Basis of Presentation

     Exponent, Inc., together with its subsidiaries (referred to as the "Company"), is a multidisciplinary organization of scientists, physicians, engineers and business consultants performing in-depth scientific research and analysis in over 70 technical disciplines. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Exponent Failure Analysis Associates, Inc. ("FaAA"), Exponent Health Group, Inc. ("EHG"). Exponent Environmental Group, Inc. ("EEG") and BCS Wireless, Inc. ("BCS") whose results of operations have been accounted for as a discontinued operation for the quarters and nine months ended September 29, 2000 and October 1, 1999. The Company operates on a 52 or 53 week fiscal calendar year ending on the Friday closest to the last day of December.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Exponent and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and nine month periods ended September 29, 2000 and October 1, 1999, are not necessarily representative of the results of future quarterly or annual periods.

Reclassifications:

     Certain amounts in the statement of cash flows for the nine months ended October 1, 1999 have been reclassified in order to conform to current financial statement presentation.

Note 2: Discontinued Operations

     On May 1, 2000, the Company sold certain assets of BCS Wireless, Inc. for $2.0 million in cash and the assumption of approximately $745,000 in liabilities. The Company recorded a gain on the disposition of BCS of $451,000, net of taxes of $320,000. The Company retained approximately $400,000 in net cash and $1.4 million in net accounts receivables of BCS. As of September 29, 2000, approximately $220,000 in net accounts receivable remained outstanding. The Company committed to a formal plan to divest BCS effective April 2, 1999. Accordingly, the results of operations for BCS for the quarters and nine months ending September 29, 2000 and October 1, 1999 have been recorded as a discontinued operation in the condensed consolidated statements of income.

Note 3: Net Income Per Share

     Basic per share amounts are computed using the weighted average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted average number of common shares outstanding and potentially dilutive securities, using the treasury stock method, even when antidilutive, if their effect would be dilutive on the per share amount of income from continuing operations.

     The following schedule reconciles both the numerator and denominator of the Company's calculation for basic and diluted net income per share:

                                                               Quarters Ended                           Nine Months Ended
                                                    --------------------------------------  ----------------------------------------
                                                    September 29,           October 1,         September 29            October 1,
(in thousands)                                           2000                  1999                2000                   1999
                                                    ---------------     ------------------  ------------------       ---------------
Shares used in basic per share computation                    6,606                  6,764               6,659                 6,878
Effect of dilutive common stock options outstanding             498                    189                 437                   139
                                                    ---------------     ------------------  ------------------        --------------

Shares used in diluted per share computation                  7,104                  6,953               7,096                 7,017
                                                    ===============     ==================  ==================        ==============

Common stock options to purchase 117,048 and 18,022 shares for the quarters ended September 29, 2000 and October 1, 1999, respectively, were excluded from the diluted per share calculation, due to their antidilutive effect. For the nine months ended September 29, 2000 and October 1, 1999, respectively, common stock options to purchase 247,607 and 145,309 shares, were excluded from the diluted per share calculation, due to their antidilutive effect.

Note 5: Supplemental Cash Flow Information

        The following is supplemental disclosure of cash flow information:

                                                                Nine Months Ended
                                                           ---------------------------
(in thousands)                                             September 29,    October 1,
                                                               2000           1999
                                                           ------------- -------------
Cash paid during period:
    Interest                                               $        144  $         544

    Income taxes                                           $      6,269  $       3,009

Non-cash investing and financing activities:

    Issuance of debt for financing of insurance policies   $        977  $       1,073


Note 6: Segment Reporting

The Company is a multidisciplinary organization of scientists, physicians, engineers and business consultants performing in-depth scientific research and analysis in a number of technical disciplines. The Company has two operating segments based on two primary areas of service. One operating segment provides services in the area of environmental and health. This operating segment provides a wide range of consulting services relating to environmental and occupational hazards and risks and the impact on both human health and the environment. The Company's other operating segment is a broader service group providing scientific and engineering consulting in different practices and primarily in the area of impending litigation.

Segment information for the quarters and nine months ended September 29, 2000 and October 1, 1999 follows:

Revenues
--------

                                                            Quarters Ended                              Nine Months Ended
                                                 --------------------------------------     ----------------------------------------
(in thousands)                                    September 29,           October 1,            September 29            October 1,
                                                      2000                  1999                   2000                   1999
                                                 ---------------     ------------------     ------------------       ---------------

Environmental and health                          $        6,099      $           5,780     $           17,228         $      15,901
Other scientific and engineering                          19,375                 18,302                 59,991                55,349
                                                 ---------------     ------------------     ------------------        --------------
               Total revenues                     $       25,474      $          24,082      $          77,219         $      71,250
                                                 ===============     ==================     ==================        ==============

Operating income (loss)
-----------------------

                                                 Quarters Ended               Nine Months Ended
                                        -----------------------------   -----------------------------
(in thousands)                          September 29,     October 1,    September 29,     October 1,
                                             2000            1999            2000            1999
                                        -------------   -------------   -------------   -------------
Environmental and health                $       1,606   $       1,348   $       3,870   $       2,786
Other scientific and engineering                4,461           5,528          15,257          15,416
                                        -------------   -------------   -------------   -------------

Total segment operating income                  6,067           6,876          19,127          18,202

Corporate operating loss                       (3,161)         (4,374)        (10,086)        (11,447)
                                        -------------   -------------   -------------   -------------

     Total operating income             $       2,906   $       2,502   $       9,041   $       6,755
                                        =============   =============   =============   =============


Note 7: Subsequent Event

     On September 30, 2000, the Company acquired all of the outstanding capital stock of Lockwood-Singh & Associates, Inc. for $1.035 million in cash. The terms of the purchase also consider future payments based on the achievement of certain performance criteria. While the amount of these payments cannot be determined until such performance occurs, the payments will not exceed $200,000. The acquisition will be accounted for under the purchase method of accounting and, accordingly, the purchase price will be allocated to the net assets acquired based on the estimated fair value at the date of acquisition. Following the acquisition, the net assets and staff of Lockwood-Singh & Associates, Inc. will become part of FaAA and will not be recorded as a separate entity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Quarterly Report on Form 10-Q (this "Report", for Exponent, Inc. (the "Company" or "Exponent")) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995 and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include those discussed elsewhere in this Report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved.
The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

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

Results of Operations

     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999, which are contained in the Company's fiscal 1999 Annual Report on Form 10-K.

2000 Fiscal Quarter and Nine Months Ended September 29, 2000 compared to 1999 Fiscal Quarter and Nine Months Ended October 1, 1999

     Revenues for the third quarter of fiscal 2000 increased 5.8% to $25.5 million compared to $24.1 million for the same period in fiscal 1999. This increase was the result of growth in both the environmental and health, and other scientific and engineering segments during the quarter. Revenues increased by 8.4% for the nine months ended September 29, 2000 to $77.2 million compared to $71.3 million for the same period in fiscal 1999. This increase was also a result of growth in both of the Company's segments for the first nine months of fiscal 2000. This growth was due to the effect of higher billable hours due to an increase in the number of professional staff along with maintaining constant utilization of existing professional staff, and the effect of bill rate increases. In addition, revenues from several fixed-price projects, including the Land Warrior project for the U.S. Army, which is an integrated digital system for the dismounted soldier, contributed to revenue growth for the third quarter and first nine months of fiscal 2000.

     Compensation and related expenses increased 5.6% to $16.1 million for the third quarter of fiscal 2000 compared to $15.2 million for the same period in fiscal 1999. The increase was due to the hiring of additional employees combined with annual salary increases for all employees, as well an increase in accrued bonuses, which is related to increased profitability. As a percentage of revenue, total compensation decreased to 63.1% for the third quarter of fiscal 2000 compared to 63.2% for the same period in fiscal 1999. For the nine months ended September 29, 2000, compensation and related expenses increased by 6.8% to $48.7 million compared to $45.6 million for the nine months ended October 1, 1999. As mentioned previously, this increase resulted from company-wide annual salary increases and the hiring of additional employees, as well an increase in accrued bonuses, which is related to increased profitability. As a percentage of revenue, compensation and related expenses decreased to 63.0% for the nine months ended September 29, 2000 as compared to 64.0% for the nine months ended October 1, 1999.

     Other operating expenses increased 7.5% to $4.2 million for the third quarter of fiscal 2000 compared to $3.9 million for the same period in fiscal 1999. As a percentage of revenue, other operating expenses increased to 16.6% for the third quarter of fiscal 2000 compared to 16.3% for the same period in fiscal 1999. The increase was primarily due to increases in occupancy costs and office expenses, partially offset by a decrease in computer expenses. The growth in occupancy costs is primarily the result of the addition of two new regional offices in California during the second half of fiscal 1999 and a new lease agreement for the Company's warehouse facility in Menlo Park, which took effect in June 2000. In addition, the Company also opened six small office "workspaces" in various parts of the country during fiscal 2000. The growth in office expenses is related to providing support for the new offices as well as to additional staff in existing offices. Other operating expenses increased by 4.3% to $12.4 million for the nine months ended September 29, 2000 compared to $11.9 million for the same period a year ago. The increase was attributable to the aforementioned increases in occupancy costs and office expenses, as well as increases in technical supplies, which is a result of increased activity at the Company's Test and Engineering Center in Phoenix. These increases were partially offset by reductions in computer expenses. As a percentage of revenue, other operating expenses decreased slightly to 16.0% for the nine month period ended September 29, 2000 as compared to 16.6% for the nine month period ended October 1, 1999.

     General and administrative expenses decreased 6.4% to $2.3 million for the third quarter of fiscal 2000 compared to $2.4 million for the same period in fiscal 1999. This decrease was primarily a result of decreases in employee relocation costs, business development costs and bad debt expense, partially offset by increased recruiting expenses and an accrual for sales tax. General and administrative expenses as a percentage of revenue decreased to 8.9% of total revenues for the third quarter of fiscal 2000 compared to 10.1% for the third quarter of fiscal 1999. General and administrative expenses stayed constant at $7.1 million for the nine months ended September 29, 2000 and October 1, 1999, respectively. Increases in personnel recruiting expenses, bad debt expense and the sales tax accrual mentioned previously were offset by decreases in employee relocation costs and business development costs during the first nine months of fiscal 2000 as compared to the same period of fiscal 1999. As a percentage of revenue, general and administrative expenses decreased to 9.3% for the nine months ended September 29, 2000 from 9.9% for the same period in fiscal 1999.

     Other income, net, consists primarily of investment income earned on available cash and cash equivalents and rental income from leasing excess space in the Company's headquarters facility located in Menlo Park, California, net of interest expense on the Company's mortgage. Other income, net, increased 131.3% to $451,000 for the third quarter of fiscal 2000 compared to $195,000 for the same period of 1999. This increase was due to a decrease in interest expense resulting from reduced borrowings on the Company's revolving reducing note and an increase in rental income due to two new subleases in the Company's Menlo Park facility. Other income, net, increased 27.1% to $1,349,000 for the nine months ended September 29, 2000 compared to $1,061,000 during the same period in fiscal 1999. The increase is also primarily due to a decrease in interest expense resulting from reduced borrowings on the Company's revolving reducing note partially offset by a reduction in rental income for the first half of fiscal 2000 due to the sale of an excess facility in May of 1999. In addition, the Company recorded a $213,000 gain on the sale of an excess facility in May of 1999.

Liquidity and Capital Resources

2000 Fiscal Quarter and Nine Months Ended September 29, 2000 Compared to 1999 Fiscal Quarter and Nine Months Ended October 1, 1999

     The Company's cash management policy is to use all excess operating cash to pay down the mortgage on the Company's headquarters building. As a result, the Company had no cash or cash equivalents as of September 29, 2000. The balance on the Company's mortgage was $1.5 million as of September 29, 2000. The Company financed its business for the current period principally through operating cash.

     Net cash provided by operating activities was $9.2 million in the first nine months of fiscal 2000, compared to $2.7 million for the comparable period in fiscal 1999. This increase in cash provided by operating activities was primarily attributable to increased net income and the changes in operating assets and liabilities, especially the increase in deferred revenues.

     Net cash used in investing activities was $5.0 million for the first nine months of fiscal 2000, compared to net cash provided by investing activities of $10,000 for the comparable period of fiscal 1999. This increase in cash used was primarily a result of increased capital expenditures related to the construction of an engineering and test preparation building at the Company's Test and Engineering Center in Phoenix, partially offset by the funds provided by the disposition of BCS during the first nine months of fiscal 2000. In fiscal 1999, expenditures for the construction of the Indoor Test Facility in Phoenix were offset by funds generated by the sale of one of the Company's properties in Menlo Park in May 1999. The new engineering and test preparation building will be completed during the fourth quarter of fiscal 2000.

     Net cash used in financing activities was $4.1 million for the first nine months of fiscal 2000, compared to $8.8 million for the comparable period in fiscal 1999. This decrease in cash used by financing activities was due to the decrease in funds used for repayment of outstanding debt. The Company used $2.8 million in funds to pay down net borrowings during the first nine months of fiscal 2000 as compared to net repayments of $5.8 million during the same period of fiscal 1999. In addition, there was a reduction in the number of shares of Company common stock repurchased during the period. The Company purchased $2.6 million in shares of Company common stock during the first nine months of fiscal 2000, compared to $3.6 million purchased during the same period of fiscal 1999.

     The Company's long-term obligations at September 29, 2000 consisted primarily of the obligation on the revolving mortgage note of $1.5 million and the long-term portion of insurance financing agreements in the amount of $283,000.

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

Attraction and Retention of Key Employees

     The Company's business involves the delivery of professional services and is labor intensive. The Company's success depends in large part upon its ability to attract, retain and motivate highly qualified technical and managerial personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that the Company can continue to attract sufficient numbers of highly qualified technical and managerial personnel and to retain existing employees. The loss of a significant number of the Company's employees could have a material adverse impact on the Company, including its ability to secure and complete engagements.

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

Other Income

     The Company currently subleases excess facilities, primarily in its Menlo Park, California headquarters, that have lease terms that expire between 2000 and 2003. In the first nine months of fiscal 2000 and 1999, miscellaneous rental income associated with these facilities amounted to approximately 17.4% and 26.5%, respectively, of income from continuing operations before income taxes. The sale of one of these excess facilities in May 1999 reduced the amount of future rental income, however much of the impact of this reduction was offset by corresponding reductions in facility operating costs, depreciation and interest expense. Should the remaining subleases not be extended, renewed or have their term options exercised, the loss of additional miscellaneous rental income could have a material adverse effect on the Company's operating results.

Regulation

     Public concern over health, safety and preservation of the environment has resulted in the enactment of a broad range of environmental laws and regulations by local, state and federal lawmakers and agencies. These laws and the related regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. To the extent changes in such laws, regulations and enforcement or other factors significantly reduce the exposures of manufacturers, owners, service providers and others to liability, the demand for environmental services may be significantly reduced.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to some interest rate risk associated with the Company's long-term debt obligation on the Company's headquarters building. Effective February 1, 1999, the Company refinanced its headquarters building under a new financing agreement. The new mortgage note consists of a revolving reducing note, secured by the Company's headquarters building, with a borrowing amount up to $30.0 million. The $30.0 million revolving reducing note is subject to automatic annual reductions in the amount available to be borrowed of approximately $1.3 million to $2.1 million per year until January 31, 2008. As of September 29, 2000, $27.2 million was available to be borrowed. Any outstanding amounts on the revolving reducing note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest is payable on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term or additional interest if paid after the fixed rate term.

     The Company's general policy for selecting among the interest rate options and related terms is to minimize interest expense. However, given the risk of interest rate fluctuations, the Company cannot be certain that the lowest rate option will always be obtained. The Company has not performed any sensitivity analysis on its exposure to interest rate fluctuations. However, given the historical low volatility of both the prime and LIBOR interest rates, the Company believes any exposure would be minimal.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.1    Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              EXPONENT, INC.
                              --------------
                              (Registrant)



Date: November 10, 2000       /s/ Richard L. Schlenker
                              ---------------------------------------------
                              Richard L. Schlenker, Chief Financial Officer

                               Index to Exhibits
                               -----------------


Exhibit
Number       Description
------       -----------


27.1         Financial Data Schedule