Form 10-K405
period 2000-12-29
EXPONENT INC
filed 2001-03-29
CIK 851520

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K
                       ________________________________

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No___
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the NASDAQ National Market on March 16, 2001, was approximately $57,548,798. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer's Common Stock outstanding as of March 16, 2001 was 6,463,045.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for its fiscal year ended December 29, 2000, are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein.
(2) Portions of the Registrant's definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be held on May 24, 2001, are incorporated by reference into Part III of this Form 10-K.


FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains, and incorporates by reference, certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto under) that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include those discussed elsewhere in this Report and in the documents incorporated herein by reference. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

PART I
------

Item 1. Business

GENERAL

     Exponent, Inc., incorporated in Delaware in 1989 ("Exponent", and, together with its operating groups, the "Company"), is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers, and business consultants brings together more than 70 different disciplines to solve complicated issues facing industry and business today.

     The Exponent Failure Analysis Associates group ("FaAA") services clients in a variety of areas including litigation support and technology development. FaAA provides services in areas such as vehicle evaluation and testing, materials science and mechanical design analysis, civil engineering and thermal sciences. It also assists military organizations in utilizing existing commercial technologies and developing new technologies.

     The company provides services in the epidemiology arena with Exponent Health Group ("EHG"). EHG provides epidemiology services on a wide variety of topics, including occupational and environmental health concerns, pharmaceutical and medical device issues, and health-related consumer product safety.

     The Company's Exponent Environmental Group ("EEG") is a scientific and engineering consulting group that specializes in providing scientific solutions for complex environmental problems.

     The Company's BCS Wireless group ("BCS") specializes in the installation and maintenance of wireless communication networks. During 1999, a decision was made to divest BCS and the Company sold certain assets of BCS in May of 2000.

     In September 2000, the Company acquired all of the outstanding capital stock of Lockwood-Singh & Associates, Inc., a Los Angeles based geotechnical engineering and geologic consulting firm. Following the acquisition, the net assets and staff of Lockwood-Singh & Associates, Inc. became part of Exponent's Civil Engineering practice.

     In December 2000, the Company merged FaAA, EEG, EHG and the remaining assets of BCS, which previously had been wholly owned subsidiaries, into Exponent, Inc., the parent company. This change will have no effect on the reporting of the Company's operating segments.

CLIENTS

     General

     The Company serves clients in manufacturing, transportation, technology, utilities, energy, insurance, government, health, environmental and other sectors of the economy. During 2000, 1999 and 1998 approximately 21%, 20% and 29%, respectively, of the Company's gross revenues from continuing operations were derived from professional services provided to clients, organizations and insurers related to the transportation industry. Additionally, during 2000 and 1999 the Company derived approximately 24% and 12%, respectively, of gross revenues from continuing operations from professional services provided to government agencies and contractors.

     Many of the Company's engagements are initiated by lawyers or insurance companies whose clients anticipate or are engaged in litigation over an alleged failure of their products, equipment or services. The Company has seen its services in failure prevention and technology evaluation grow as the technological complexity of products has increased over the years.

     Pricing and Terms of Engagements

     The Company provides its services on either a fixed-price basis or on a "time and expenses" basis, charging hourly rates for each staff member involved in a project based on his or her skill and experience. The Company's standard rates for professionals range from $30 to $750 per hour. The Company's engagement agreements typically provide for monthly billing, require payment of the Company's invoices within 30 days of receipt and permit clients to terminate an engagement at any time. Clients normally agree to indemnify Exponent's work and its personnel against liabilities arising out of the use or application of the results of the Company's work or recommendations.

SERVICES

     The Company provides services in the following areas:


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

Health

     Health services provide solutions to complex health problems from client consultation to clinical trials, health care evaluations, literature reviews and epidemiological studies. Health research includes reproductive effects, cancer, injuries and health effects from workplace exposures, pharmacoepidemiolgy and infectious disease control. Epidemiology, exposure assessment and occupational medicine expertise is used to evaluate occupational and environmental health issues. Decision analysis, cost-benefit, risk-benefit and outcome analysis is applied to assist health care companies in evaluating health care and with strategic planning and technology assessment.

     Epidemiology is the science of studying disease within a population. Through the principles of epidemiology, analyses are performed on the interaction of host, agent and environment to reach conclusions about the causes and occurrence of disease in human populations. Epidemiology services encompass designing and conducting occupational and environmental studies to evaluate the health effects of community and workplace exposures, work-related disease and injury; conducting decision analysis for alternative forms of medical treatments; designing, conducting and interpreting clinical trials; consulting on product safety; and evaluating quality of health care.

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

     Medical technology assessments provide a comprehensive and independent assessment of medical devices and technologies. These assessments encompass clinical indications; materials selection; technology (engineering) review; FDA and other regulatory hurdles; target condition epidemiology; pricing and reimbursement issues; cost effectiveness; complications and/or failure modes (liability); marketing strategy; and competing technologies.

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

Human Factors

     Analysis of human behavior and the limitations and capabilities of people as they use a product or participate in an activity can provide a better understanding of how accidents occur. The impact of warning labels, other safety information and training on changing human behavior and reducing accidents is an active area of ongoing research. Human factors services encompasses the development of warnings and safety information for consumer, medical and work-related products; analysis of the role of warnings in particular accidents; use of injury/illness data to identify human behavior associated with accidents; use of risk analysis to quantify the safety of a product or activity; measurement of illuminance, luminance and noise levels in work environments; measurement of human motor performance such as jumping ability, variation in gait, finger pinch strength and visual-motor control; testing of people's knowledge of hazards and comprehension of safety information; and analysis of user reaction to complex information and control systems.

Hydrology

     Hydrology is the science of water, its properties, phenomena and distribution over the earth's surface. Exponent's hydrology services include the analysis of flood retention facilities (levees, dams, etc.) and the evaluation of the effects of flood water inundation on different types of structures. The services also extend to investigating the cause of hillside movement, slope erosion and other soil movement that may be associated with flooding which may include distinguishing between damage due to catastrophe and damage that has been caused by or is related to long-term deterioration, foundation settlement, slope movement, initial construction defects, or normal expected behavior of a structure over time. In addition the hydrology practice provides property damage assessment, geotechnical services, as well as helps develop remedial repairs to address flood related distress. The hydrology services further include the development of master plans of drainage to enable cities to coordinate all aspects of their flood control and surface water needs. This master drainage plan considers all types of storms and their attendant runoff and provides for safe transport of the waters off site.

Industrial Structures

     The Company has developed an expertise in power plant and industrial chimneys, not only as a designer, but also as a consultant for maintenance and repair issues. The industrial structures practice has developed "close to reality" computer programs, which are frequently used for design of chimneys and other concrete towers that combine a high degree of safety with superior economics.

Information Management

     Information management covers information systems technology, technical consulting and application. Services encompass access to one of the largest private collections of computerized accident and incident data bases in the world; providing design and installation of customized reports and automated queries; design and execution of complex queries and technical information in a particular field, including suggestions for primary research. These services help to simplify preliminary research and risk analyses by offering access over the Internet in a streamlined approach to help organizations react quickly to new circumstances and unanticipated demands.

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

     Marine services perform independent engineering analysis and design review, accident reconstruction and testing for ships, marine structures, offshore platforms and auxiliary marine equipment.

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

Materials Science and Mechanical Design Analysis

     Materials science and engineering is the science of understanding how and why materials fail in medical, automotive, construction, recreational and other environments. Areas of expertise include metallurgists, polymer scientists, and ceramists. Services encompass accident reconstruction; fatigue and fracture mechanics analysis; fractography; adhesion and coating evaluation; joining and welding evaluation; bulk and surface chemical analysis; laboratory testing of metals, plastics, ceramics and glasses; composites (fiberglass, sheet molding compound and carbon) evaluation; life assessment; corrosion assessment; defect detection and effect investigation; material characterization, selection and compatibility assessment; environmental effect assessment; microscopy; experimental stress analysis; non-destructive evaluation; and fabrication and material processing.

     Mechanical design analysis covers a broad range of services, from engineering mechanics, energy, risk management and reliability to safety and process risk management.

     Engineering mechanics involves the evaluation of loads on a system or product, from medical devices to commercial aircraft. Projects range from modeling fluid flow characteristics in a system to predicting the remaining lifetime of structures and components and to establishing design and operating envelopes for processes and technologies. Services encompass component/structure lifetime prediction; material constitutive modeling, testing and evaluation; damage assessment; non-destructive evaluation; stress analysis; design review; finite element analysis; blast and explosion; failure modes and effects analysis; structural, thermal, and fluid dynamics analysis; vibration evaluation and rotating equipment; fracture mechanics; medical device assessment; and impact and penetration.

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

Technology Development

     Technology Development draws on our multidisciplinary engineering, testing, failure analysis and prevention expertise, to help military organizations identify commercial off-the-shelf technologies which reduce development time and cost without sacrificing reliability. The group also develops integrated prototypes, qualifies production processes and initiates upgraded modules as new technologies emerge.

Thermal Sciences

     Fires, explosions and toxic chemical services encompass fire cause, origin and propagation analysis; combustion and explosion investigations; arson investigations; chemical reactions and kinetics assessment; chemical processes review; fire protection evaluation; site investigation and documentation; smoke and plume propagation modeling; heat transfer and thermodynamics analysis; fluid mechanics evaluation; heating and cooling equipment design reviews; and full-scale fire and explosion testing. The information gained from these analyses provides clients with a means of assessing preventative measures related to the design of their products as well as evaluating failures when they occur.

Vehicle Evaluation and Testing

     Vehicle evaluation and testing covers design analysis, component testing and accident reconstruction. Projects have included automobiles, buses, trucks, vans, bicycles, trailers, motorcycles, trains, forklifts, tractors, cranes, mining and construction equipment, all terrain vehicles and golf carts. Services encompass accident reconstruction; product validation testing; crash testing; component testing and evaluation; design analysis; occupant kinematics and injury analysis; vehicle handling analysis and testing; human performance assessment; instrumentation and data analysis; risk analysis; fire causation analysis; and product development.

Visual Communication

     Visual communication means the generation, development and production of visual concepts. Pictures are relied upon - whether printed, displayed on a computer, projected onto a screen or presented as virtual reality - to reveal and explain what words alone cannot. The products include animation, graphics, multimedia, photography and video. Services encompass charts, graphs and tables; electronic imaging and enhancement; computer animation; photogrammetry; concept generation and development; site and studio photography; court boards, laser disks, and CD-ROMs; slides, prints and overhead transparencies; custom photographic processing; stereo and high-speed photography; video and post-production; and interactive presentations.

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

     In each of the foregoing areas, the Company believes that the principal competitive factors are technical capability and breadth of services, ability to deliver services on a timely basis, professional reputation, knowledge of the litigation process and the ability to offer fixed fee pricing. Although the Company believes it generally competes favorably in each of these areas, some of the Company's competitors may be able to provide services acceptable to the clients at significantly lower prices.

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

EMPLOYEES

     As of December 29, 2000, the Company's continuing operations employed approximately 686 full-time and part time employees, including approximately 402 engineering and scientific staff, 142 technical support staff, and 142 administrative and support staff.

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

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages as of March 29, 2001 are as follows:

Name                          Age                 Position
----                          ---                 --------

Michael R. Gaulke             55   President, Chief Executive Officer and
                                   Director

Subbaiah V. Malladi, Ph.D.    54   Chief Technical Officer and Director

Roger L. McCarthy, Ph.D.      52   Chairman Exponent Failure Analysis
                                   Associates and Director

Richard L. Schlenker, Jr.     35   Chief Financial Officer and Corporate
                                   Secretary

     Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board or until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

     Mr. Gaulke joined the Company in September 1992, as Executive Vice President and Chief Financial Officer. He was named President in March 1993, and he was appointed as a member of the Board of Directors of the Company in January 1994. He assumed his current role of President and Chief Executive Officer in June of 1996. From November 1988 to September 1992, Mr. Gaulke served as Executive Vice President and Chief Financial Officer at Raynet Corporation, a subsidiary of Raychem Corporation. Prior to joining Raynet, Mr. Gaulke was Executive Vice President and Chief Financial Officer of Spectra Physics, Inc., where he was employed from 1979 to 1988. From 1972 to 1979, Mr. Gaulke served as a consultant with McKinsey & Company. Mr. Gaulke is a member of the Board of Directors of Cymer, Inc. and RockShox, Inc.; serves on the Board of Trustees of the Palo Alto Medical Foundation; and the Board of Advisors of the Whitehead Institute. Mr. Gaulke received a MBA (1972) in Marketing and Operations from Stanford University Graduate School of Business and a B.S. (1968) in Electrical Engineering from Oregon State University.

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

     Roger L. McCarthy, Ph.D., joined the Company in August 1978. Currently, Dr. McCarthy is Chairman Exponent Failure Analysis Associates and a director of the Company. From June 1996 to October 1998, he served as Chief Technical Officer of the Company, director of the Company and Chairman of Exponent Failure Analysis Associates, Inc. He has been a director of the Company since 1989 and a director of FaAA since 1980. He was Chief Executive Officer of the Company and FaAA from 1982 to June 1996. He also served as Chairman and President of the Company from 1986 to March 1993. Dr. McCarthy received his Ph.D. (1977), Mech.E. (1975) and S.M. (1973) from Massachusetts Institute of Technology, and his B.S.E. (1972) in Mechanical Engineering and A.B. (1972) in Philosophy from the University of Michigan. Dr. McCarthy is a Registered Professional Engineer in the states of California and Arizona and a member of the following professional organizations:
American Society of Metals; American Society of Mechanical Engineers (ASME); Safety Engineering and Risk Analysis Division of ASME; Society of Automotive Engineers; American Society for Testing and Materials; Human Factors and Ergonomics Society; National Society of Professional Engineers; American Society of Heating, Refrigeration and Air-Conditioning Engineers; National Fire Protection Association; American Welding Society; National Safety Council; Society for Risk Analysis; and American Statistical Association.

     Richard L. Schlenker, Jr. joined the Company in October 1990. Mr. Schlenker is the Chief Financial Officer and Corporate Secretary for the Company. He was appointed Chief Financial Officer in July 1999 and was appointed Secretary of the Company in November 1997. Mr. Schlenker was the Director of Corporate Development from 1998 until his appointment as CFO. He was the Manager of Corporate Development from 1996 until 1998. From 1993 to 1996, Mr. Schlenker was a Business Manager at Exponent Failure Analysis Associates, Inc. where he managed the business activities for multiple consulting practices within FaAA. Prior to 1993 he held several different positions in finance and accounting within the Company. Mr. Schlenker holds a B.S. in Finance from the University of Southern California.

Item 2. Properties

     The Company's Silicon Valley office facilities consist of a 153,738 square foot building, with office and laboratory space located on a 6.3 acre tract of land owned by the Company in Menlo Park, California, and an adjacent 27,000 square feet of leased warehouse storage space. The Company's primary facility is subject to a revolving reducing mortgage note. The note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. At December 29, 2000, the principal amount outstanding on the mortgage note was zero.

     The Company's Test and Engineering Center ("TEC") occupies 147 acres in Maricopa County, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January 2028 and has an option to renew for two fifteen-year periods. In September 1999, the Company completed construction of a new indoor test facility at the TEC. In October 2000, the Company completed construction of an engineering and test preparation building at the TEC. In addition, the Company leases office, warehouse and laboratory space in 23 other locations in 17 states as well as in Germany. During fiscal 1999, the Company closed down its offices in Moscow and Poland.

     Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one to ten years. Aggregate lease payments in fiscal 2000 for all leased properties were approximately $3,425,000.

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

PART II
-------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     The information required by this item is incorporated by reference to the section entitled "Quarterly Stock Data" in the Company's Annual Report to Stockholders for the year ended December 29, 2000 (the "2000 Annual Report"). An excerpt from the 2000 Annual Report containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

Item 6. Selected Financial Data

     The information required by this item is incorporated by reference to the section entitled "Financial Summary" in the 2000 Annual Report. An excerpt from the 2000 Annual Report containing this information has been filed as Exhibit
13.1 to this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     With the exception of the discussion below regarding factors affecting operating results and the market price of stock, the information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report. An excerpt from the 2000 Annual Report containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

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


Customer Concentration

     The Company currently derives, and believes that it will continue to derive, a significant portion of its revenues from clients, organizations and insurers related to the transportation industry. Transportation industry related engagements accounted for approximately 21% of the Company's gross revenues for the fiscal year ended December 29, 2000. In addition, the Company performed engagements for the government sector, which accounted for approximately 24% of the Company's gross revenues for the fiscal year ended December 29, 2000. The loss of any large client, organization or insurer related to either the transportation industry or government sector could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Other Income

     The Company currently subleases excess facilities, primarily in its Silicon Valley headquarters in Menlo Park, California, which have lease terms that expire within the 2001 - 2003 time periods. In fiscal 2000 and 1999, miscellaneous rental income associated with these facilities amounted to approximately 12% and 16%, respectively of income from continuing operations before income taxes. In early 2001, one sub-lease in the Silicon Valley headquarters expired and was not renewed. If the Company is not able to rent the available space in a timely manner, the loss of rental income could have a material effect on the Company's income from continuing operations. Should the remaining sub-leases also not be extended, renewed or have their term options exercised, the loss of additional miscellaneous rental income could also have a material adverse effect on the Company's operating results.

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

Item 7(A) Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to some interest rate risk associated with the Company's long-term debt obligation on the Company's headquarters building. Effective February 1, 1999, the Company refinanced its headquarters building under a new financing agreement. The new mortgage note consists of a revolving reducing note, secured by the Company's headquarters building, with a borrowing amount up to $30.0 million. The $30.0 million revolving reducing note is subject to automatic annual reductions in the amount available to be borrowed of approximately $1.3 million to $2.1 million per year until January 31, 2008. As of December 29, 2000, $28.7 million was available to be borrowed. Any outstanding amounts on the revolving reducing note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term or additional interest if paid after the fixed rate term

     The Company's general policy for selecting among the interest rate options and related terms will be to minimize interest expense. However, given the risk of interest rate fluctuations, the Company cannot be certain that the lowest rate option will always be obtained, therefore, consistently minimizing the Company's interest expense. No sensitivity analysis was performed on the Company's exposure to interest rate fluctuations, however, given the historical low volatility of both the prime and LIBOR interest rates, the Company believes any exposure would be minimal.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements of the Company are incorporated by reference to the 2000 Annual Report, where such information appears under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Comprehensive Income," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report" on pages 14 through 29 of such report. An excerpt from the 2000 Annual Report containing this information has been filed as Exhibit 13.1 to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III
--------

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item with respect to directors is incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") relating to the section entitled "Proposal No. 1: Election of Directors" and "Other Information Compliance with Section 16(a) of the Exchange Act." See Item 1 for information regarding the executive officers of the Company.

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

     1.   Financial Statements

          The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Independent Auditors' Report are incorporated by reference to the 2000 Annual Report:

          Consolidated Statements of Operations for the years ended December 29, 2000, December 31, 1999 and January 1, 1999;

          Consolidated Statements of Comprehensive Income for the years ended December 29, 2000, December 31, 1999 and January 1, 1999;

          Consolidated Balance Sheets as of December 29, 2000 and December 31, 1999;

          Consolidated Statements of Stockholders' Equity for the years ended December 29, 2000, December 31, 1999 and January 1, 1999;

          Consolidated Statements of Cash Flows for the years ended December 29, 2000, December 31, 1999 and January 1, 1999; and

          Notes to consolidated financial statements.

      2.  Financial Statement Schedules

          The following financial statement schedule of Exponent, Inc. for the years ended

          December 29, 2000, December 31, 1999 and January 1, 1999 is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Exponent, Inc.

                              Description
                              -----------

          Schedule II         Valuation and qualifying accounts

          Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

      3.  Exhibits

      (a) The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), this Annual Report on Form 10-K:

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

           10.17 Acquisition agreement between Exponent Environmental Group, Inc. (formerly named Performance Technologies, Incorporated) and Exponent, Inc. (formerly the Failure Group, Inc.) dated May 16, 1997 (incorporated by reference to the Company's Form 8-K/A filed on July 30, 1997 which was amendment number 1 to the Company's Report on Form 8-K filed on May 30, 1997)

          *10.18 Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

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

           10.21 Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999.

           10.22 Exponent, Inc. Employee Stock Purchase Plan, as amended and restated March 23, 1999.

           10.23    Exponent, Inc. 1999 Stock Option Plan.

          *10.24    Exponent, Inc. 1999 Restricted Stock Plan.

           13.1 Registrant's Annual Report to Stockholders for the fiscal year ended December 29, 2000.

           21.1     List of subsidiaries.

           23.1 Report on financial statement schedule and consent of KPMG LLP, independent auditors.

           24.1     Power of attorney (see page 19).

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

Date:  March 29, 2001          EXPONENT, INC.
                               (Registrant)

                               /s/ Richard L. Schlenker, Jr.
                               ----------------------------------------------
                               Richard L. Schlenker, Jr., Chief Financial
                               Officer and Corporate Secretary

                               POWER OF ATTORNEY
                               -----------------

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael R. Gaulke as his attorney-in-fact, with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on form 10-K, and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                                   Title                                     Date
            ---------                                   -----                                     ----
/s/ Michael R. Gaulke              Chief Executive Officer, President and Director         March 29, 2001
---------------------------------
Michael R. Gaulke

/s/ Richard L. Schlenker, Jr.      Chief Financial Officer and Corporate Secretary         March 29, 2001
---------------------------------  (Principal Financial and Accounting Officer)
Richard L. Schlenker, Jr.

/s/ Roger L. McCarthy              Chairman Exponent Failure Analysis Associates and       March 29, 2001
---------------------------------  Director
Roger L. McCarthy

/s/ Subbaiah V. Malladi            Chief Technical Officer and Director                    March 29, 2001
---------------------------------
Subbaiah V. Malladi

/s/ Edward J. Keith                Chairman of the Board                                   March 29, 2001
---------------------------------
Edward J. Keith

/s/ Samuel H. Armacost             Director                                                March 29, 2001
---------------------------------
Samuel H. Armacost

/s/ Barbara M. Barrett             Director                                                March 29, 2001
---------------------------------
Barbara M. Barrett

/s/ Jon R. Katzenbach              Director                                                March 29, 2001
---------------------------------
Jon R. Katzenbach

EXPONENT, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                                Additions                Deletions
                                                        -----------------------  -------------------------
                                                                                    Accounts
                                             Balance at   Provision   Increase     Charged off   Reduction    Balance
                                            Beginning of  Charged to     in          Net of         in       at End of
                                                Year       Expenses   Provision    Recoveries    Provision     Year
                                        --------------------------------------------------------------------------------

Year Ended December 29, 2000
     Allowance for Doubtful Accounts .......    $1,527      $2,217        $13        ($1,595)       $  -      $2,162

Year Ended December 31, 1999
     Allowance for Doubtful Accounts........    $1,000      $2,727        $ -        ($2,197)       $ (3)     $1,527

Year Ended January 1, 1999
     Allowance for Doubtful Accounts........    $1,000      $2,167        $ -        ($2,167)       $  -      $1,000

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

          *10.9 Form of Nonqualified Stock Option Agreement between the Registrant and non-employee members of the Board of Directors dated March 25, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991) .

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

           10.17 Acquisition agreement between Exponent Environmental Group, Inc. (formerly named Performance Technologies, Incorporated) and Exponent, Inc. (formerly the Failure Group, Inc.) dated May 16, 1997 (incorporated by reference to the Company's Form 8-K/A filed on July 30, 1997 which was amendment number 1 to the Company's Report on Form 8-K filed on May 30, 1997)

          *10.18 Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

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

           10.21 Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999.

           10.22 Exponent, Inc. Employee Stock Purchase Plan, as amended and restated March 23, 1999.

           10.23    Exponent, Inc. 1999 Stock Option Plan.

          *10.24    Exponent, Inc. 1999 Restricted Stock Plan.

           13.1 Registrant's Annual Report to Stockholders for the fiscal year ended December 29, 2000.

           21.1     List of subsidiaries.

           23.1 Report on financial statement schedule and consent of KPMG LLP, independent auditors.

           24.1     Power of attorney (see page 19).

          ----------------------------------------------------------------------
          * Indicates management compensatory plan, contract or arrangement.