Form 10-Q
period 2001-03-30
EXPONENT INC
filed 2001-05-14
CIK 851520

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


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
                                                                  --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES  X           NO_______
                                                          ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                    Outstanding at May 4, 2001
----------------------------                          --------------------------
Common Stock $.001 par value                               6,529,500 shares

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                EXPONENT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      March 30, 2001 and December 29, 2000
                       (in thousands, except share data)
                                  (unaudited)

                                                                         March 30,          December 29,
                                                                            2001                2000
                                                                      ----------------    -----------------
         Assets
Current assets:
      Cash and cash equivalents..................................     $            959    $          6,379
      Accounts receivable, net...................................               35,103              32,257
      Prepaid expenses and other assets..........................                3,711               2,892
      Deferred income taxes......................................                1,908               1,908
                                                                      ----------------    ----------------
         Total current assets....................................               41,681              43,436
Property, equipment and leasehold improvements, net..............               33,791              34,007
Goodwill.........................................................                7,045               7,250
Other assets.....................................................                  919                 933
                                                                      ----------------    ----------------
                                                                      $         83,436    $         85,626
                                                                      ================    ================
         Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued liabilities...................     $          4,610    $          4,232
      Current installments of long-term obligations..............                  584                 839
      Accrued payroll and employee benefits......................                9,468              13,275
      Deferred revenues..........................................                    -               1,057
                                                                      ----------------    ----------------
         Total current liabilities...............................               14,662              19,403
Long-term obligations, net of current installments...............                  147                 227
Other obligations                                                                  615                 659
                                                                      ----------------    ----------------
         Total liabilities.......................................               15,424              20,289
                                                                      ----------------    ----------------

Stockholders' equity:
      Common stock...............................................                    8                   8
      Additional paid-in capital.................................               32,890              33,016
      Accumulated other comprehensive losses.....................                 (122)                (97)
      Retained earnings..........................................               44,677              42,252
      Treasury shares, at cost, 1,411,923 and 1,453,741 shares at
        March 30, 2001 and December 29, 2000, respectively.......               (9,441)             (9,842)
                                                                      ----------------    ----------------
         Total stockholders' equity..............................               68,012              65,337
                                                                      ----------------    ----------------
                                                                      $         83,436    $         85,626
                                                                      ================    ================

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                EXPONENT, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           For the Quarters Ended March 30, 2001 and March 31, 2000
                     (in thousands, except per share data)
                                  (unaudited)

                                                                              Three Months Ended
                                                                     --------------------------------------
                                                                      March 30, 2001       March 31, 2000
                                                                     -----------------    -----------------
Revenues......................................................         $        27,861      $        26,126
                                                                     -----------------    -----------------

Operating expenses:
     Compensation and related expenses........................                  18,179               16,242
     Other operating expenses.................................                   4,070                4,003
     General and administrative expenses......................                   1,899                2,592
                                                                     -----------------    -----------------

                                                                                24,148               22,837
                                                                     -----------------    -----------------

       Operating income.......................................                   3,713                3,289

Other income, net.............................................                     482                  369
                                                                     -----------------    -----------------

       Income from continuing operations
         before income taxes..................................                   4,195                3,658

Income taxes..................................................                   1,770                1,517
                                                                     -----------------    -----------------

       Income from continuing operations......................                   2,425                2,141

Discontinued operations:
     Income from operation of BCS Wireless, Inc.
       (net of taxes of $40)..................................                       -                   56
                                                                     -----------------    -----------------

       Net income.............................................         $         2,425      $         2,197
                                                                     =================    =================

Income per share from continuing operations:
     Basic                                                             $          0.37      $          0.32
     Diluted                                                           $          0.34      $          0.30
Income per share from discontinued operations:
     Basic                                                             $             -      $          0.01
     Diluted                                                           $             -      $          0.01
Net income per share:
     Basic                                                             $          0.37      $          0.33
     Diluted                                                           $          0.34      $          0.31
Shares used in per share computations:
     Basic                                                                       6,471                6,681
     Diluted                                                                     7,174                7,075

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                EXPONENT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

           For the Quarters Ended March 30, 2001 and March 31, 2000
                                (in thousands)
                                  (unaudited)

                                                                                          Three Months Ended
                                                                                --------------------------------------
                                                                                 March 30, 2001        March 31, 2000
                                                                                ------------------    ----------------
Net income..................................................................       $         2,425     $         2,197

Other comprehensive loss - foreign currency translation adjustments.........                   (25)                (14)
                                                                                ------------------    ----------------
Comprehensive income........................................................       $         2,400     $         2,183
                                                                                ==================    ================

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                EXPONENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Quarters Ended March 30, 2001 and March 31, 2000
                                (in thousands)
                                  (unaudited)

                                                                                      Three Months Ended
                                                                             -------------------------------------
                                                                              March 30, 2001       March 31, 2000
                                                                             -----------------    ----------------
Cash flows from operating activities:
       Net income.........................................................     $        2,425       $        2,197
       Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
              Depreciation and amortization...............................              1,175                1,097
              Provision for doubtful accounts.............................               (318)                 766
              Changes in operating assets and liabilities:
                  Accounts receivable.....................................             (2,528)                 255
                  Prepaid expenses and other assets.......................             (1,147)                (756)
                  Accounts payable and accrued liabilities................                378                   12
                  Accrued payroll and employee benefits...................             (3,807)              (2,691)
                  Deferred revenues.......................................             (1,057)               4,730
                  Other obligations.......................................                (73)                (128)
                  Net operating activities of discontinued operations.....                  -                  (86)
                                                                             ----------------     ----------------
                     Net cash provided by (used in) operating activities..             (4,952)               5,396
                                                                             ----------------     ----------------

Cash flows from investing activities:
       Capital expenditures...............................................               (711)              (2,128)
       Other assets.......................................................                (30)                   5
       Net investing activities of discontinued operations................                  -                  (41)
                                                                             ----------------     ----------------
                     Net cash used in investing activities................               (741)              (2,164)
                                                                             ----------------     ----------------
Cash flows from financing activities:
       Proceeds from borrowings and issuance of
           long-term obligations..........................................                  -                  458
       Repayments of borrowings and long-term obligations.................                 (7)              (3,895)
       Repurchase of common stock.........................................               (206)                (178)
       Issuance of common stock...........................................                486                  368
       Net financing activities of discontinued operations................                  -                   15
                                                                             ----------------     ----------------
                     Net cash provided by (used in) financing activities..                273               (3,232)
                                                                             ----------------     ----------------

Net decrease in cash and cash equivalents.................................             (5,420)                   -
Cash and cash equivalents at beginning of period..........................              6,379                    -
                                                                             ----------------     ----------------
Cash and cash equivalents at end of period................................     $          959       $            -
                                                                             ================     ================

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                EXPONENT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         For the Fiscal Quarters Ended
                       March 30, 2001 and March 31, 2000


Note 1: Summary of Significant Accounting Policies

Basis of Presentation:

        Exponent, Inc. (referred to as the "Company") is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers, and business consultants perform in depth scientific research in over 70 different disciplines to solve complicated issues facing industry and business. In December 2000, the Company merged its wholly owned subsidiaries, Exponent Failure Analysis Associates, Inc. ("FaAA"), Exponent Health Group, Inc. ("EHG") and Exponent Environmental Group, Inc. ("EEG") into Exponent, Inc., the parent company. This change will have no effect on the reporting of the Company's operating segments. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

        The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters ended March 30, 2001 and March 31, 2000, are not necessarily representative of the results of future quarterly or annual periods.

Note 2: Discontinued Operations

        In May 2000, the Company sold certain assets of its wholly owned subsidiary, BCS Wireless, Inc. ("BCS"). The Company committed to a formal plan to divest BCS effective April 2, 1999. Accordingly, the results of operations for BCS for the fiscal period ended March 31, 2000 have been recorded as a discontinued operation, net of taxes.

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

        The following schedule reconciles both the numerator and denominator of the Company's calculation for basic and diluted net income per share:

                                                                         Three Months Ended
                                                               --------------------------------------
(In thousands)                                                  March 30, 2001       March 31, 2000
                                                               -----------------    -----------------
Shares used in basic per share computation                                 6,471                6,681
Effect of dilutive common stock options outstanding                          703                  394
                                                               -----------------    -----------------

Shares used in diluted per share computation                               7,174                7,075
                                                               =================    =================

Common stock options to purchase 39,390 and 185,851 shares were excluded from the diluted per share calculation for the fiscal quarters ended March 30, 2001 and March 31, 2000, respectively, due to their antidilutive effect.

Note 4: Recent Accounting Pronouncement

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Statement No. 133 is effective for the fiscal quarter ending March 30, 2001. The Company does not currently use derivative instruments or hedging activities and therefore has determined that the adoption of Statement No. 133 has not had a material effect on its consolidated financial statements.

Note 5: Supplemental Cash Flow Information

        The following is supplemental disclosure of cash flow information:

                                                   Three Months Ended
                                          --------------------------------------

(In thousands)                              March 30, 2001       March 31, 2000
                                          -----------------    -----------------

Cash paid during period:
     Interest                             $             18     $             93

     Income taxes                         $             39     $            142


Note 6: Segment Reporting

        The Company has two operating segments based on two primary areas of service. One operating segment provides services in the area of environmental and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment. The Company's other operating segment is a broader service group providing technical consulting in different practices and primarily in the areas of impending litigation and technology development.

        Segment information for the quarters ended March 30, 2001 and March 31, 2000 follows:

Revenues
--------
                                                    Three Months Ended
                                          --------------------------------------
(In thousands)                             March 30, 2001       March 31, 2000
                                          -----------------    -----------------

Environmental and health                  $           6,115    $           5,467
Other scientific and engineering                     21,746               20,659
                                          -----------------    -----------------

                Total revenues            $          27,861    $          26,126
                                          =================    =================

Operating income
----------------
                                                     Three Months Ended
                                             -----------------------------------
(In thousands)                               March 30, 2001     March 31, 2000
                                             ----------------   ----------------

Environmental and health                      $        1,406     $        1,006
Other scientific and engineering                       5,100              5,896
                                             ----------------   ----------------

Total segment operating income                         6,506              6,902

Corporate operating loss                              (2,793)            (3,613)
                                             ----------------   ----------------

                Total operating income        $        3,713     $        3,289
                                             ================   ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         This Quarterly Report on Form 10-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include those discussed elsewhere in this Report including under the caption "Factors Affecting Operating Results and Market Price of Stock". The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

General

         The Company's revenues consist of professional fee services, fees for use of the Company's equipment and facilities as well as third party expenses directly associated with the services performed that are billed to the client. Third party expenses are included in revenues net of the related costs. The majority of these activities are provided under time and materials or fixed-price billing arrangements. On time and materials arrangements, revenue is recognized generally at the time services are performed. On fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion of services rendered. The Company's principal expenses are professional compensation and related expenses.

Results of Operations

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2000, which are contained in the Company's fiscal 2000 Annual Report on Form 10-K.

2001 Fiscal Quarter Ended March 30, 2001 compared to 2000 Fiscal Quarter Ended March 31, 2000

         Revenues for the first quarter of fiscal 2001 were $27.9 million compared to $26.1 million for the same quarter in fiscal 2000, an increase of 6.6%. This increase for the first quarter of fiscal 2001 as compared to the same quarter in fiscal 2000, resulted from additional revenue related to the Company's continued strong growth in its technology development practice, which consists primarily of fixed-price contracts for the United States Army. Additionally, the Company experienced growth in its electrical, environmental and health practices related to bill rate and billable hours increases during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000.

         Compensation and related expenses increased 11.9% to $18.2 million for the first quarter of fiscal 2001 compared to $16.2 million for the same period in fiscal 2000. The increase was due to the hiring of additional employees combined with annual salary increases for all employees, as well as an increase in accrued bonus, which is related to increased profitability. As a percentage of revenue, total compensation increased to 65.2% for the first quarter of fiscal 2001 compared to 62.2% for the same period in fiscal 2000.

         Other operating expenses increased 1.7% to $4.1 million for the first quarter of fiscal 2001 compared to $4.0 million for the same period in fiscal 2000. As a percentage of revenue, other operating expenses decreased to 14.6% for the first quarter of fiscal 2001 compared to 15.3% for the same period in fiscal 2000. The increases in other operating expenses were primarily due to increases in occupancy costs. The growth in occupancy cost is primarily the result of increased costs related to a new lease agreement for the Company's Silicon Valley warehouse facility, which began in June 2000 and as a result of the Company opening six small office "workspaces" in various parts of the country during the latter half of fiscal 2000.

         General and administrative expenses decreased 26.7% to $1.9 million for the first quarter of fiscal 2001 compared to $2.6 million for the same period in fiscal 2000. This decrease was primarily a result of decreases in bad debt expense and legal fees partially offset by increased travel and outside consulting services. General and administrative expenses as a percentage of total revenue decreased to 6.8% for the first quarter of fiscal 2001 compared to 9.9% for the first quarter of fiscal 2000.

         Other income and expense consists primarily of investment income earned on available cash and cash equivalents and rental income from leasing excess space, primarily in the Company's Silicon Valley headquarters facility, net of interest expense on the Company's mortgage. Other income and expense increased 30.6% to $482,000 for the first quarter of fiscal 2001 compared to $369,000 for the same period of fiscal 2000. This increase was due primarily to a decrease in interest expense resulting from reduced borrowings on the Company's revolving reducing note, from 44 days in the first quarter of fiscal 2000 to zero days in the first quarter of fiscal 2001. Additionally, there was an increase in rental income due to two new leases in the Company's Silicon Valley facility, which were entered into in the third quarter of fiscal 2000. The lease of the Company's largest tenant, who occupied 24,000 square feet of the Silicon Valley facility, ended at the end of January 2001.

Liquidity and Capital Resources

2001 Fiscal Quarter Ended March 30, 2001 Compared to 2000 Fiscal Quarter Ended March 31, 2000

         The Company's cash management policy is to use all excess operating cash to pay down its revolving reducing mortgage on its headquarters building. As a result, the balance on the Company's mortgage was $0 as of March 30, 2001 as compared to $315,000 as of March 31, 2000. The Company invests excess cash in short-term highly liquid investments. As of March 30, 2001 the Company's cash and cash equivalents were $959,000, as compared to $0 at March 31, 2000. The Company financed its business for the current period principally through operating cash.

         Net cash used in operating activities was $5.0 million in the first three months of fiscal 2001, compared to $5.4 million provided by operating activities for the comparable period in fiscal 2000. This change from cash provided by, to cash used in, operating activities was primarily attributable to changes in operating assets and liabilities, especially an increase in accounts receivable and decreases in deferred revenue and accrued payroll and employee benefits. The increase in accounts receivable is the result of growth in the Company's revenues. The Company reduced its deferred revenues to $0 in the first quarter of fiscal 2001 as compared to $4.7 million for the first quarter of fiscal 2000, which is related to the Company's fixed-price contracts. Additionally, payroll and employee benefits payments were higher in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 due to increases in compensation from annual raises, the number of employees and bonuses. Bonus payouts in the first quarter of fiscal 2001 were based on the Company's profitability in fiscal 2000, which was higher as compared to fiscal 1999.

         Net cash used in investing activities was $741,000 for the first three months of fiscal 2001, compared to net cash used in investing activities of $2.2 million for the comparable period in fiscal 2000. This decrease resulted from the completion of the new engineering and test preparation building in October 2000 at the Company's Test and Engineering Center in Phoenix.

         Net cash provided by financing activities was $273,000 for the first three months of fiscal 2001, compared to net cash used of $3.2 million for the comparable period in fiscal 2000. This change from net cash used in, to net cash provided by, financing activities was due primarily to the decrease in funds used for repayment of outstanding debt. As a result of the strong cash flow from operating activities during fiscal 2000, the Company did not use its revolving reducing mortgage note during the first quarter of fiscal 2001. The Company used $7,000 in funds to pay down long-term obligations during the first three months of fiscal 2001 as compared to repayments of $3.9 million during the same period of fiscal 2000. The Company had proceeds from long-term obligations of $0 in the first quarter of fiscal 2001 as compared to $458,000 in the first quarter of fiscal 2000. In addition, the Company sold $486,000 in shares of Company common stock during the first three months of fiscal 2001, compared to $368,000 sold during the same period of fiscal 2000.

         The Company has other long-term obligations as of March 30, 2001 of $615,000, including deferred rent payable of $497,000 related to the lease of its Phoenix facility. In addition, the Company's long-term obligations at March 30, 2001 included the long-term portion of an insurance financing agreement in the amount of $80,000.

         Management believes that its revolving note, together with funds generated from operations, will provide adequate cash to fund the Company's anticipated operating needs through at least the next twelve-month period.

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

Economic Uncertainty

         The markets that the Company serves are cyclical and subject to general economic conditions. If the economy in which the Company operates, which is predominately in the United States of America, were to experience a slowdown then demand for the Company's services could be reduced considerably.

Other Income

         The Company currently leases excess facilities, primarily in its Silicon Valley headquarters building in Menlo Park, California, that have lease terms that expire between 2001 and 2003. In the first three months of fiscal 2001 and 2000, miscellaneous rental income associated with these facilities amounted to approximately 9.4% and 8.6%, respectively, of income from continuing operations before income taxes. In the quarter ended March 30, 2001, the Company's largest lease, consisting of 24,000 square feet in its Silicon Valley building, was not renewed. If the Company is not able to rent the available space in a timely manner, the loss of rental income could have a material adverse effect on the Company's income from continuing operations.

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

Variability of Quarterly Financial Results

         Variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter, the number of working days in a quarter, employee hiring and utilization rates and integration of companies acquired. Because a high percentage of the Company's expenses, particularly personnel and facilities related, are relatively fixed in advance of any particular quarter, a variation in the timing of the initiation or the completion of client assignments, at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company is exposed to some interest rate risk associated with the Company's long-term debt obligation on the Company's headquarters building. Effective February 1, 1999, the Company refinanced its headquarters building under a new financing agreement. The new mortgage note consists of a revolving reducing note, secured by the Company's headquarters building, with a borrowing amount up to $30.0 million. The $30.0 million revolving reducing note is subject to automatic annual reductions in the amount available to be borrowed of approximately $1.3 million to $2.1 million per year until January 31, 2008. As of March 30, 2001, $27.4 million was available to be borrowed. Any outstanding amounts on the revolving reducing note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest is payable on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term or additional interest if paid after the fixed rate term.

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

         None

(b)      Reports on Form 8-K

         None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EXPONENT, INC.
                                   --------------
                                   (Registrant)




Date: May 14, 2001                 /s/ Richard L. Schlenker
                                   ---------------------------------------------
                                   Richard L. Schlenker, Chief Financial Officer