Form 10-Q
period 2001-06-29
EXPONENT INC
filed 2001-08-13
CIK 851520

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                              ------------------

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

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
                                                                              --------------

Former name, former address and former fiscal year, if changed since last report         N/A
                                                                                         ---

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            YES  X     No
                                                                ---       ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding at August 3, 2001
           -----                        -----------------------------
Common Stock $.001 par value                    6,606,474 shares

                         PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                        EXPONENT, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      June 29, 2001 and December 29, 2000
                       (in thousands, except share data)
                                  (unaudited)


                                                                           June 29,        December 29,
                                                                             2001              2000
                                                                        --------------    -------------
           Assets
Current assets:
      Cash and cash equivalents.....................................    $         189     $       6,379
      Accounts receivable, net......................................           38,654            32,257
      Prepaid expenses and other assets.............................            3,433             2,892
      Deferred income taxes.........................................            1,908             1,908
                                                                        --------------    --------------
          Total current assets......................................           44,184            43,436
Property, equipment and leasehold improvements, net.................           33,709            34,007
Goodwill............................................................            6,840             7,250
Other assets........................................................              848               933
                                                                        --------------    --------------
                                                                        $      85,581     $      85,626
                                                                        ==============    ==============
          Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued liabilities......................    $       2,783     $       4,232
      Current installments of long-term obligations.................              304               839
      Accrued payroll and employee benefits.........................           12,329            13,275
      Deferred revenues.............................................              637             1,057
                                                                        --------------    --------------
          Total current liabilities.................................           16,053            19,403
Long-term obligations, net of current installments..................               96               227
Other obligations...................................................              646               659
                                                                        --------------    --------------
          Total liabilities.........................................           16,795            20,289
                                                                        --------------    --------------

Stockholders' equity:
      Common stock..................................................                8                 8
      Additional paid-in capital....................................           32,559            33,016
      Accumulated other comprehensive losses........................             (123)              (97)
      Retained earnings.............................................           45,630            42,252
      Treasury shares, at cost, 1,344,459 and 1,454,741 shares at
        June 29, 2001 and December 29, 2000, respectively...........           (9,288)           (9,842)
                                                                        --------------    --------------
          Total stockholders' equity................................           68,786            65,337
                                                                        --------------    --------------
                                                                        $      85,581     $      85,626
                                                                        ==============    ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

     For the Quarters and Six Months Ended June 29, 2001 and June 30, 2000
                     (in thousands, except per share data)
                                  (unaudited)

                                                                           Quarters Ended                   Six Months Ended
                                                                  -------------------------------   -------------------------------
                                                                  June 29, 2001    June 30, 2000    June 29, 2001     June 30, 2000
                                                                  -------------    -------------    -------------     -------------
Revenues....................................................      $      25,326    $      25,619    $      53,187     $      51,745
                                                                  -------------    -------------    -------------     -------------
Operating expenses:
  Compensation and related expenses.........................             16,702           16,345           34,881            32,587
  Other operating expenses..................................              4,647            4,139            8,717             8,142
  General and administrative expenses.......................              2,521            2,289            4,420             4,881
                                                                  -------------    -------------    -------------     -------------
                                                                         23,870           22,773           48,018            45,610
                                                                  -------------    -------------    -------------     -------------
     Operating income.......................................              1,456            2,846            5,169             6,135

Other income (expense):
  Interest income (expense), net............................                (11)               9               53               (24)
  Miscellaneous income, net.................................                212              519              630               921
                                                                  -------------    -------------    -------------     -------------
                                                                            201              528              683               897
     Income from continuing operations
       before income taxes..................................              1,657            3,374            5,852             7,032

Income taxes................................................                704            1,396            2,474             2,913
                                                                  -------------    -------------    -------------     -------------

     Income from continuing operations......................                953            1,978            3,378             4,119

Discontinued operations:
  Loss from operation of BCS Wireless, Inc.
   (net of taxes of ($109) and ($69), respectively).........                  -             (153)               -               (97)
  Gain on disposition of BCS Wireless, Inc.
   (net of taxes of $320)...................................                  -              451                -               451
                                                                  -------------    -------------    -------------     -------------
                                                                              -              298                -               354
                                                                  -------------    -------------    -------------     -------------
     Net income.............................................      $         953    $       2,276    $       3,378     $       4,473
                                                                  =============    =============    =============     =============

Income per share from continuing operations:
  Basic.....................................................      $        0.15    $        0.30    $       0.52      $       0.62
  Diluted...................................................      $        0.13    $        0.28    $       0.47      $       0.58

Income per share from discontinued operations:
  Basic.....................................................      $           -    $        0.04    $          -      $       0.05
  Diluted...................................................      $           -    $        0.04    $          -      $       0.05

Net income per share:
  Basic.....................................................      $        0.15    $        0.34    $       0.52      $       0.67
  Diluted...................................................      $        0.13    $        0.32    $       0.47      $       0.63

Shares used in per share computations:
  Basic.....................................................              6,560            6,690           6,516             6,685
  Diluted...................................................              7,312            7,105           7,244             7,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

     For the Quarters and Six Months Ended June 29, 2001 and June 30, 2000
                                (in thousands)
                                  (unaudited)

                                                              Quarters Ended                       Six Months Ended
                                                     --------------------------------     ---------------------------------
                                                     June 29, 2001      June 30, 2000      June 29, 2001      June 30, 2000
                                                     -------------     --------------     --------------    ---------------
Net income...................................        $         953     $        2,276     $        3,378    $         4,473

Other comprehensive income (loss) -
 foreign currency translation adjustments....                   (1)                 7                (26)                (7)
                                                     -------------     --------------     --------------    ---------------
Comprehensive income.........................        $         952     $        2,283     $        3,352    $         4,466
                                                     =============     ==============     ==============    ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Six Months Ended June 29, 2001 and June 30, 2000
                                 (in thousands)
                                  (unaudited)


                                                                                 Six Months Ended
                                                                         ---------------------------------
                                                                           June 29, 2001    June 30, 2000
                                                                         ----------------  ---------------
Cash flows from operating activities:
      Net income........................................................    $ 3,378           $  4,473
      Adjustments to reconcile net income to net cash (used in)
         provided by operating activities:
            Depreciation and amortization...............................      2,342              2,190
            Gain on sale of BCS Wireless, Inc...........................          -               (451)
            Provision for doubtful accounts.............................        100              1,381
            Changes in operating assets and liabilities:
               Accounts receivable......................................     (6,497)            (5,264)
               Prepaid expenses and other assets........................     (1,229)              (400)
               Accounts payable and accrued liabilities.................     (1,449)            (1,263)
               Accrued payroll and employee benefits....................       (946)             1,022
               Deferred revenues........................................       (420)             5,491
               Other obligations........................................        (72)              (126)
               Net operating activities of discontinued operations......          -                693
                                                                            --------          --------
                   Net cash (used in) provided by operating activities..     (4,793)             7,746
                                                                            --------          --------
Cash flows from investing activities:
      Capital expenditures..............................................      (1,507)           (4,451)
      Sale of BCS Wireless, Inc.........................................           -             1,870
      Other assets......................................................          36              (433)
      Net investing activities of discontinued operations...............           -               (34)
                                                                            --------          --------
                   Net cash used in investing activities................      (1,471)           (3,048)
                                                                            --------          --------
Cash flows from financing activities:
      Repayments of borrowings and long-term obligations................         (18)           (3,882)
      Repurchase of common stock........................................      (1,788)           (1,372)
      Issuance of common stock..........................................       1,880             1,026
      Net financing activities of discontinued operations...............           -                15
                                                                            --------          --------
                   Net cash provided by (used in) financing activities..          74            (4,213)
                                                                            --------          --------
Net (decrease) increase in cash and cash equivalents....................      (6,190)              485
Cash and cash equivalents at beginning of period........................       6,379                 -
                                                                            --------          --------
Cash and cash equivalents at end of period..............................    $    189          $    485
                                                                            ========          ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXPONENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  For the Fiscal Quarters and Six Months Ended
                        June 29, 2001 and June 30, 2000


Note 1: Summary of Significant Accounting Policies

Basis of Presentation:

     Exponent, Inc. (referred to as the "Company") is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers and business consultants perform in-depth scientific research in over 70 different disciplines to solve complicated issues facing industry and business. In December 2000, the Company merged its wholly owned subsidiaries, Exponent Failure Analysis Associates, Inc. ("FaAA"), Exponent Health Group, Inc. ("EHG") and Exponent Environmental Group, Inc. ("EEG") into Exponent, Inc., the parent company. This change will have no effect on the reporting of the Company's operating segments. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

     The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and six months ended June 29, 2001 and June 30, 2000, are not necessarily representative of the results of future quarterly or annual periods.

Note 2:   Discontinued Operations

     In May 2000, the Company sold certain assets of its wholly owned subsidiary, BCS Wireless, Inc. ("BCS"). The Company committed to a formal plan to divest BCS effective April 2, 1999. Accordingly, the results of operations for BCS for the fiscal quarter and six months ended June 30, 2000 have been recorded as a discontinued operation, net of taxes.

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

     The following schedule reconciles the shares used to calculate basic and diluted net income per share:


                                                           Quarters Ended          Six Months Ended
                                                        -------------------      ---------------------
                                                        June 29,   June 30,      June 29,     June 30,
(In thousands)                                           2001        2000          2001         2000
                                                        --------   --------      -------      --------

Shares used in basic per share computation                 6,560      6,690        6,516        6,685
Effect of dilutive common stock options outstanding          752        415          728          405
                                                        --------   --------      -------      -------

Shares used in diluted per share computation               7,312      7,105        7,244        7,090
                                                        ========   ========      =======      =======

Common stock options to purchase 142,566 and 261,291 shares for the quarters ended June 29, 2001 and June 30, 2000, respectively, were excluded from the diluted per share calculation, due to their antidilutive effect. For the six months ended June 29, 2001 and June 30, 2000, respectively, common stock options to purchase 89,978 and 218,570 shares, were excluded from the diluted per share calculation, due to their antidilutive effect.

Note 4:   Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

     SFAS No. 141 addresses the accounting for and reporting of business
combinations.   SFAS No. 141 requires that all business combinations be
accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method. This Statement applies to all business combinations initiated after June 30, 2001. The Company does not anticipate that the adoption of SFAS No.141 will have a material effect on its consolidated financial statements.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of the statement, which will begin with the Company's fiscal year beginning December 29, 2001. However, goodwill and other intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the statement. The Company will continue to amortize its existing goodwill and other intangible assets during the remainder of fiscal 2001, the amount of which will be approximately $437,000 for the second half of the year. The resulting balance for existing goodwill and other intangible assets as of December 28, 2001 subject to periodic impairment testing will be approximately $6,800,000. If in a future period, the Company determines that goodwill or another intangible asset is impaired, the impairment could have a material impact on earnings for that period.

Note 5:   Supplemental Cash Flow Information

     The following is supplemental disclosure of cash flow information:

                                                      Six Months Ended
                                                 ----------------------------
(In thousands)                                   June 29, 2001  June 30, 2000
                                                 -------------  -------------

Cash paid during period:

  Interest                                       $       82     $      107

  Income taxes                                   $    3,092     $    3,648

Non-cash investing and financing activities:

  Capital lease for equipment                    $       41     $        -

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

     Segment information for the quarters and six months ended June 29, 2001 and June 30, 2000 follows:


Revenues
--------
                                                    Quarters Ended                                Six Months Ended
                                      -------------------------------------------     -------------------------------------------
(In thousands)                           June 29, 2001           June 30, 2000            June 29, 2001          June 30, 2000
                                      -------------------   ---------------------     --------------------   --------------------
Environmental and health               $            6,292    $              5,662      $            12,407    $            11,129
Other scientific and engineering                   19,034                  19,957                   40,780                 40,616
                                      -------------------   ---------------------     --------------------   --------------------

     Total revenues                    $           25,326    $             25,619      $            53,187    $            51,745
                                      ===================   =====================     ====================   ====================



Operating Income
----------------
                                                    Quarters Ended                                Six Months Ended
                                      -------------------------------------------     -------------------------------------------
(In thousands)                            June 29, 2001         June 30, 2000            June 29, 2001         June 30, 2000
                                      -------------------   ---------------------     --------------------   --------------------
Environmental and health               $            1,752    $              1,257      $             3,158    $             2,264
Other scientific and engineering                    3,608                   4,901                    8,708                 10,796
                                      -------------------   ---------------------     --------------------   --------------------

Total segment operating income                      5,360                   6,158                   11,866                 13,060

Corporate operating loss                           (3,904)                 (3,312)                  (6,697)                (6,925)
                                      -------------------   ---------------------     --------------------   --------------------

     Total operating income            $            1,456    $              2,846      $            5,169     $            6,135
                                      ===================   =====================     ====================   ====================


Capital Expenditures
--------------------
                                                        Six Months Ended
                                         -----------------------------------------------
(In thousands)                                June 29, 2001            June 30, 2000
                                         ----------------------   ----------------------
Environmental and health                   $                 42     $                108
Other scientific and engineering                            929                    4,231
                                         ----------------------   ----------------------

Total segment capital expenditures                          971                    4,339

Corporate capital expenditures                              536                      112
                                         ----------------------   ----------------------

     Total capital expenditures            $              1,507     $              4,451
                                         ======================   ======================

Depreciation and Amortization
-----------------------------

                                                        Six Months Ended
                                         -----------------------------------------------
(In thousands)                                June 29, 2001            June 30, 2000
                                         ----------------------   ----------------------
Environmental and health                   $                118     $                117
Other scientific and engineering                          1,289                    1,143
                                         ----------------------   ----------------------
Total segment depreciation and
  amortization                                            1,407                    1,260

Corporate depreciation and
  amortization                                              935                      930
                                         ----------------------   ----------------------
     Total depreciation and
      amortization                         $              2,342     $              2,190
                                         ======================   ======================

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

General

     The Company's revenues consist of professional fee services, fees for use of the Company's equipment and facilities, as well as third party expenses directly associated with the services performed that are billed to the client. Third party expenses are included in revenues net of the related costs. The majority of these activities are provided under time and materials or fixed-price billing arrangements. On time and materials arrangements, revenue is recognized generally at the time services are performed. On fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion of services rendered. The Company's principal expenses are professional compensation and related expenses.

Results of Operations

     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2000, which are contained in the Company's fiscal 2000 Annual Report on Form 10-K.

2001 Fiscal Quarter and Six Months Ended June 29, 2001 compared to 2000 Fiscal Quarter and Six Months Ended June 30, 2000

     Revenues for the second quarter of fiscal 2001 were $25.3 million compared to $25.6 million for the same quarter in fiscal 2000, a decrease of 1.1%. The primary reason for the decrease was the result of a lower run rate for the follow-on contract for the U.S. Army Land Warrior program, which was signed during the quarter. Additionally, the Company's Vehicle Analysis practice experienced declines as a result of slowdowns in the Automotive industry. This decrease was partially offset by revenue growth in the Company's Environmental and Health segment, which grew by 11.1% during the second quarter of fiscal 2001 as compared to the same quarter in fiscal 2000. In addition, revenues for the Company's Other Scientific and Engineering segment, excluding Technology Development and Vehicle Analysis business, grew by 10.6% during the second quarter of fiscal 2001 as compared to the same quarter of fiscal 2000. Revenues for the six months ended June 29, 2001 were $53.2 million compared to $51.7
million for the same period in fiscal 2000, an increase of 2.8%.   The increase
was largely a result of growth in the Company's Environmental and Health segment, which increased by 11.5% for the six month period ended June 29, 2001 as compared to the six month period ended June 30, 2000. For the six months ended June 29, 2001, revenues for the Company's Other Scientific and Engineering segment, excluding Technology Development and Vehicle Analysis business, grew by 5.6% as compared to the same period ended June 30, 2000.

     Compensation and related expenses increased by 2.2% to $16.7 million for the second quarter of fiscal 2001 compared to $16.3 million for the same period in fiscal 2000. As a percentage of revenue, total compensation and related expenses increased to 66.0% for the second quarter of fiscal 2001 compared to 63.8% for the same period in fiscal 2000. The increase was due to annual salary increases and increased utilization of contract labor on the Land Warrior project. Expense increases were partially offset by decreases in the Company's bonus accrual as a result of reduced profitability in the second quarter of fiscal 2001 as compared to the same quarter in fiscal 2000. The Company recorded approximately $74,000 in severance costs related to the reduction in labor force of seventeen full-time and nine contract employees on June 1, 2001, however management anticipates a cost savings of approximately $800,000 during the second half of fiscal 2001 as a result of this reduction in force. For the six months ended June 29, 2001, compensation and related expenses increased by 7.0% to $34.9 million as compared to $32.6 million for the six months ended June 30, 2000. As a percentage of revenue, compensation and related expenses increased to 65.6% for the six months ended June 29, 2001 as compared to 63.0% for the six months ended June 30, 2000. As discussed above, this increase resulted from annual salary increases for all employees and increased utilization of contract labor on the Land Warrior project.

     Other operating expenses increased by 12.3% to $4.6 million for the second quarter of fiscal 2001 compared to $4.1 million for the same quarter in fiscal 2000. As a percentage of revenue, other operating expenses increased to 18.3% in fiscal 2001 from 16.2% in the same period of fiscal 2000. Increases were due to higher occupancy and office related expenses. The growth in occupancy expenses is primarily the result of the addition of six small office "workspaces" during the second half of fiscal 2000 and costs associated with the lease agreement for the Company's warehouse facility in Silicon Valley, which began in June 2000. In addition, the Company relocated its Orange County, CA office to a larger facility in Irvine, CA. Other operating expenses increased by 7.1% to $8.7 million for the six months ended June 29, 2001 compared to $8.1 million for the same period a year ago. As a percentage of revenue, other operating expenses increased to 16.4% for the six month period ended June 29, 2001 as compared to 15.7% for the six month period ended June 30, 2000. This increase was attributable to occupancy and office related expenses. The occupancy increase was primarily the result of the new workspaces and warehouse facility mentioned above. Additionally, the Company experienced increases related to utilities and repair and maintenance costs at its Silicon Valley building.

     General and administrative expenses increased by 10.1% to $2.5 million for the second quarter of fiscal 2001 compared to $2.3 million for the same period in fiscal 2000. As a percentage of revenue general and administrative expenses increased to 10.0% of total revenues for the second quarter of fiscal 2001 compared to 8.9% for the second quarter of fiscal 2000. This increase was primarily a result of increased expenses for travel, employee relocation, training and recruiting. These costs were partially offset by decreases in legal expense. Travel expense increases were related to increased business development efforts. Increased expenses for training were related to business development and employee mentoring. The decrease in legal expense was primarily a result of nonrecurring costs in fiscal 2000 related to the employment of a senior executive. For the six months ended June 29, 2001, general and administrative expenses decreased to $4.4 million from $4.9 million for the six month period ended June 30, 2000. As a percentage of revenue, general and administrative expenses decreased to 8.3% for the six months ended June 29, 2001 from 9.4% for the same period a year ago. The decrease for the first six months of fiscal 2001 as compared to the same period of fiscal 2000 was primarily a result of decreases in legal and bad debt expenses. As mentioned above, the decrease in legal expense was primarily a result of nonrecurring costs in fiscal 2000 related to the employment of a senior executive. Bad debt expense decreased due to improved aging of receivables at June 29, 2001 as compared to the same period end a year ago. These decreases were partially offset by increases in business development travel, and travel and outside consulting services related to an employee mentoring program.

     Other income, net, consists primarily of investment income earned on available cash and cash equivalents and rental income from leasing excess space in the Company's headquarters facility located in Silicon Valley, California, net of interest expense on the Company's mortgage. Other income, net, decreased 61.9% to $201,000 for the second quarter of fiscal 2001 compared to $528,000 for the same period of 2000. This decrease was due to a reduction in rental income from the Company's facility in Silicon Valley. Also in the second quarter of fiscal 2000, the Company had other income from a tax refund and proceeds from insurance-based investments of approximately $65,000 and $63,000, respectively. Other income, net, decreased to $683,000 for the six months ended June 29, 2001 compared to $897,000 during the same period a year ago. This decrease was due to reduced rental income from the Company's facility in Silicon Valley partially offset by reduced interest expense from lower borrowings on the Company's revolving reducing note as compared to the same period in the prior year. Also in first six months of fiscal 2000, the Company had other income from tax refunds and proceeds from insurance based investments of approximately $141,000 and $63,000, respectively.

Liquidity and Capital Resources

2001 Fiscal Quarter and Six Months Ended June 29, 2001 Compared to 2000 Fiscal Quarter and Six Months Ended June 30, 2000

     The Company uses all excess operating cash to pay down borrowings on the revolving reducing mortgage on its headquarters building. The balance on the Company's mortgage was zero as of June 29, 2001. The Company invests excess cash in cash equivalents and had $189,000 in cash and cash equivalents as of June 29, 2001. The Company financed its business for the current period principally through cash available and cash generated from operating activities.

     Net cash used by operating activities was $4.8 million in the first six months of fiscal 2001, compared to net cash provided of $7.7 million for the comparable period in fiscal 2000. This change from net cash provided, to net cash used by, operating activities was primarily attributable to the decrease in net income and the changes in operating assets and liabilities, especially the decrease in deferred revenues. Deferred revenues are recorded for billings prior to work performed on fixed price contracts.

     Net cash used in investing activities was $1.5 million for the first six months of fiscal 2001, compared to net cash used of $3.0 million for the comparable period of fiscal 2000. The decrease in cash used was primarily a result of reduced capital expenditures related to the completion, in October 2000, of an engineering and test preparation building at the Company's Test and Engineering Center in Phoenix. The Company disposed of BCS Wireless, Inc. during the first six months of fiscal 2000 and had $1.9 million in funds provided by the sale. The Company had no significant dispositions in the first six months of fiscal 2001.

     Net cash provided by financing activities was $74,000 for the first six months of fiscal 2001 compared to net cash used of $4.2 million for the comparable period in fiscal 2000. This change from net cash used, to net cash provided by, financing activities was primarily due to lower funds necessary to repay outstanding debt. The Company used $18,000 in funds to pay down net borrowings during the first six months of fiscal 2001 as compared to net repayments of $3.9 million during the same period of fiscal 2000. Additionally, the Company repurchased $1.8 million in common shares during the first six months of fiscal 2001 as compared to $1.4 million repurchased during the same period of 2000. The Company's repurchase of outstanding common shares was offset by common shares issued of $1.9 million in the first six months of fiscal 2001 as compared to common shares issued of $1.0 million for the same period in fiscal 2000.

     The Company's long-term obligations at June 29, 2001 consist of the long-term portion of capital leases for office equipment in the amount of $96,000.

     Management believes that its revolving note, together with funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs through at least the next twelve-month period.

     Additionally, management believes that its revolving note, together with funds generated from operations, will provide adequate cash to fund the Company's anticipated long-term cash needs beyond the next twelve-month period; however, management intends to grow the business by pursuing potential acquisitions, the funding of which could increase the need for additional sources of funds over the long-term.

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

Absence of Backlog

     Revenues are primarily derived from services provided in response to client requests or events that occur without notice, and engagements, generally billed as services are performed, are terminable at any time by clients. As a result, backlog at any particular time is small in relation to the Company's quarterly revenues and is not a reliable indicator of revenues for any future periods. Revenues and operating margins for any particular quarter are generally affected by staffing mix, resource requirements, timing and size of engagements.

Customer Concentration

     The Company currently derives, and believes that it will continue to derive, a significant portion of its revenues from clients, organizations and insurers related to the transportation industry and the government sector. The loss of any large client, organization or insurer related to either the transportation industry or government sector could have a material adverse effect on the Company's business, financial condition or results of operations.

Competition

     The markets for the Company's services are highly competitive. In addition, there are relatively low barriers to entry into the Company's markets and the Company has faced and expects to continue to face, additional competition from new entrants into its markets. The Company's various disciplines face competition ranging from individual consultants to multi-national scientific and engineering firms. Competitive pressure could reduce the market acceptance of the Company's services and result in price reductions that could have a material adverse effect on the Company's business, financial condition and results of operations.

Economic Uncertainty

  The markets that the Company serves are cyclical and subject to general economic conditions. If the economy in which the Company operates, which is predominately in the United States, were to experience a slowdown then demand for the Company's services could be reduced considerably.

Other Income

     The Company currently leases excess facilities, primarily in its Silicon Valley headquarters building in Menlo Park, California, which have lease terms that expire between 2001 and 2003. In the first six months of fiscal 2001 and 2000, miscellaneous rental income associated with these facilities amounted to approximately 17.4% and 9.2%, respectively, of income from continuing operations before income taxes. In the quarter ended March 30, 2001, the Company's largest lease, consisting of 24,000 square feet in its Silicon Valley building, was not renewed. To date, the available space has not been rented. If the Company is not able to rent the available space in a timely manner, the loss of rental income could have a material adverse effect on the Company's income.

Regulation

     Public concern over health, safety and preservation of the environment has resulted in the enactment of a broad range of environmental laws and regulations by local, state and federal lawmakers and agencies. These laws and the related regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. To the extent that changes in such laws, regulations and enforcement or other factors significantly reduce the exposures of manufacturers, owners, service providers and others to liability; the demand for environmental services may be significantly reduced.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to some interest rate risk associated with the long-term debt obligation on its headquarters building. The mortgage note consists of a revolving reducing note, secured by the Company's headquarters building, with a borrowing amount up to $30.0 million. The $30.0 million revolving reducing note is subject to automatic annual reductions in the amount available to be borrowed of approximately $1.3 million to $2.1 million per year until January 31, 2008. As of June 29, 2001, $27.4 million was available to be borrowed. The Company has no other material borrowings. Any outstanding amounts on the revolving reducing note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest is payable on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term or additional interest if paid after the fixed rate term.

     The Company's general policy for selecting among the interest rate options and related terms is to minimize interest expense. However, given the risk of interest rate fluctuations, the Company cannot be certain that the lowest rate option will always be obtained. The Company has not performed any sensitivity analysis on its exposure to interest rate fluctuations. However, given the historical low volatility of both the prime and LIBOR interest rates, management believes any exposure would be minimal.

                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's 2001 Annual Meeting of Stockholders held on May 24, 2001 (the "Annual Meeting"), the following individuals were elected to the Board of Directors:

                                                  BROKER
                                 FOR     WITHELD  NON-VOTES
                              ---------  -------  ---------
Samuel H. Armacost            5,521,629  411,185  N/A
Barbara M. Barrett            5,521,529  411,285  N/A
Leslie G. Denend, Ph.D.       5,521,229  411,585  N/A
Michael R. Gaulke             5,507,037  425,777  N/A
Jon R. Katzenbach             5,519,211  413,603  N/A
Edward J. Keith               5,497,769  435,045  N/A
Subbaiah V. Malladi, Ph.D.    5,504,211  428,603  N/A
Roger L. McCarthy, Ph.D.      5,518,669  414,145  N/A

The stockholders at the Company's Annual Meeting approved the following proposal:

                                                                   BROKER
                                        FOR      AGAINST  ABSTAIN  NON-VOTE
                                        ---      -------  -------  --------

1.        The appointment of KPMG LLP
          as independent auditors for
          the period ending
          December 28, 2001.            5,866,028  49,008 17,778   0



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



                              EXPONENT, INC.
                              --------------
                              (Registrant)

Date: August 10, 2001         /s/ Richard L. Schlenker
                              ------------------------
                              Richard L. Schlenker, Chief Financial Officer