Form 10-Q
period 2001-09-28
EXPONENT INC
filed 2001-11-09
CIK 851520

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                              _________________

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


Commission File Number 0-18655
                       -------

                                 EXPONENT, INC.
                                 -------------
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

                                                       YES  X       No__________
                                                          -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at November 2, 2001
----------------------------                     -------------------------------
Common Stock $.001 par value                             6,470,960 shares

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         EXPONENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    September 28, 2001 and December 29, 2000
                        (in thousands, except share data)
                                   (unaudited)

                                                                        September 28,        December 29,
                                                                            2001                 2000
                                                                        -------------        ------------
         Assets
Current assets:
    Cash and cash equivalents .........................................  $         -         $     6,379
    Accounts receivable, net ..........................................       41,654              32,257
    Prepaid expenses and other assets .................................        3,282               2,892
    Deferred income taxes .............................................        1,908               1,908
                                                                         -----------         -----------
        Total current assets ..........................................       46,844              43,436
Property, equipment and leasehold improvements, net ...................       33,212              34,007
Goodwill ..............................................................        6,634               7,250
Other assets ..........................................................          800                 933
                                                                         -----------         -----------
                                                                         $    87,490         $    85,626
                                                                         ===========         ===========
         Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities ..........................  $     4,522         $     4,232
    Current installments of long-term obligations .....................          534                 839
    Accrued payroll and employee benefits .............................       10,182              13,275
    Deferred revenues .................................................          670               1,057
                                                                         -----------         -----------
        Total current liabilities .....................................       15,908              19,403
Long-term obligations, net of current installments ....................        1,799                 227
Other obligations .....................................................          691                 659
                                                                         -----------         -----------
        Total liabilities .............................................       18,398              20,289
                                                                         -----------         -----------

Stockholders' equity:
    Common stock ......................................................            8                   8
    Additional paid-in capital ........................................       32,351              33,016
    Accumulated other comprehensive losses ............................         (115)                (97)
    Retained earnings .................................................       47,243              42,252
    Treasury shares, at cost, 1,451,058 and 1,454,741 shares at
      September 28, 2001 and December 29, 2000, respectively ..........      (10,395)             (9,842)
                                                                         -----------         -----------
        Total stockholders' equity ....................................       69,092              65,337
                                                                         -----------         -----------
                                                                         $    87,490         $    85,626
                                                                         ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EXPONENT, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended September 28, 2001 and September 29, 2000
                     (in thousands, except per share data)
                                   (unaudited)

                                                                   Quarters Ended                     Nine Months Ended
                                                          ---------------------------------   ---------------------------------
                                                           September 28,     September 29,     September 28,      September 29,
                                                                2001              2000              2001               2000
                                                          ---------------  ----------------   ---------------   ---------------
Revenues ..............................................      $    26,446        $   25,474         $  79,633         $  77,219
                                                          ---------------  ----------------   ---------------   ---------------
Operating expenses:
     Compensation and related expenses ................           16,834            16,071            51,715            48,658
     Other operating expenses .........................            4,517             4,231            13,234            12,373
     General and administrative expenses ..............            2,475             2,266             6,895             7,147
                                                          ---------------  ----------------   ---------------   ---------------

                                                                  23,826            22,568            71,844            68,178
                                                          ---------------  ----------------   ---------------   ---------------

       Operating income ...............................            2,620             2,906             7,789             9,041

Other income (expense):
     Interest income (expense), net ...................               (3)                4                50               (19)
     Miscellaneous income, net ........................              175               447               805             1,368
                                                          ---------------  ----------------   ---------------   ---------------
                                                                     172               451               855             1,349

       Income from continuing operations
         before income taxes ..........................            2,792             3,357             8,644            10,390

Income taxes ..........................................            1,179             1,391             3,653             4,304
                                                          ---------------  ----------------   ---------------   ---------------

       Income from continuing operations ..............            1,613             1,966             4,991             6,086

Discontinued operations:
     Loss from operation of BCS Wireless, Inc.
       (net of taxes of ($69)) ........................                -                 -                 -               (97)
     Gain on disposition of BCS Wireless, Inc.
       (net of taxes of $320) .........................                -                 -                 -               451
                                                          ---------------  ----------------   ---------------   ---------------
                                                                       -                 -                 -               354
                                                          ---------------  ----------------   ---------------   ---------------

       Net income                                            $     1,613        $    1,966         $   4,991         $   6,440
                                                          ===============  ================   ===============   ===============
Income per share from continuing operations:
     Basic ............................................      $      0.25        $     0.30         $    0.77         $    0.91
     Diluted ..........................................      $      0.23        $     0.28         $    0.69         $    0.86
Income per share from discontinued operations:
     Basic ............................................      $         -        $        -         $       -         $    0.05
     Diluted ..........................................      $         -        $        -         $       -         $    0.05
Net income per share:
     Basic ............................................      $      0.25        $     0.30         $    0.77         $    0.97
     Diluted ..........................................      $      0.23        $     0.28         $    0.69         $    0.91
Shares used in per share computations:
     Basic ............................................            6,527             6,606             6,519             6,659
     Diluted ..........................................            7,148             7,104             7,217             7,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EXPONENT, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters and Nine months Ended September 28, 2001 and September 29, 2000
                                 (in thousands)
                                   (unaudited)

                                                                 Quarters Ended                   Nine months Ended
                                                         ---------------------------------   ---------------------------------
                                                          September 28,    September 29,      September 28,     September 29,
                                                               2001             2000               2001              2000
                                                         ----------------  ---------------   ----------------  ---------------

Net income ............................................      $     1,613        $    1,966         $   4,991       $     6,440

Other comprehensive income (loss) -
    foreign currency translation adjustments ..........                8               (13)              (18)              (20)
                                                         ----------------  ---------------   ----------------  ---------------
Comprehensive income ..................................      $     1,621        $    1,953         $   4,973       $     6,420
                                                         ================  ===============   ================  ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EXPONENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the Nine Months Ended September 28, 2001 and September 29, 2000
                                 (in thousands)
                                   (unaudited)

                                                                                                 Nine Months Ended
                                                                                         ---------------------------------
                                                                                         September 28,       September 29,
                                                                                             2001                2000
                                                                                         -------------       -------------
Cash flows from operating activities:
              Net income ...........................................................     $       4,991       $       6,440
              Adjustments to reconcile net income to net cash provided by
                   (used in) operating activities:
                     Depreciation and amortization .................................             3,516               3,290
                     Gain on sale of BCS Wireless, Inc. ............................                 -                (451)
                     Provision for doubtful accounts ...............................               767               1,639
                     Changes in operating assets and liabilities:
                         Accounts receivable .......................................           (10,164)             (1,819)
                         Prepaid expenses and other assets .........................              (862)               (457)
                         Accounts payable and accrued liabilities ..................               290                (860)
                         Accrued payroll and employee benefits .....................            (3,093)               (658)
                         Deferred revenues .........................................              (387)              2,365
                         Income tax payable ........................................                 -                (905)
                         Other obligations .........................................               (79)               (123)
                         Net operating activities of discontinued operations .......                 -                 693
                                                                                         -------------       -------------
                            Net cash provided by (used in) operating activities ....            (5,021)              9,154
                                                                                         -------------       -------------

Cash flows from investing activities:
              Capital expenditures .................................................            (1,914)             (6,416)
              Sale of BCS Wireless, Inc. ...........................................                 -               1,870
              Other assets .........................................................                77                (437)
              Net investing activities of discontinued operations ..................                 -                 (34)
                                                                                         -------------       -------------
                            Net cash used in investing activities ..................            (1,837)             (5,017)
                                                                                         -------------       -------------

Cash flows from financing activities:
              Proceeds from borrowing and issuance of long-term obligations ........             1,726                   -
              Repayments of borrowings and long-term obligations ...................               (26)             (2,781)
              Repurchase of common stock ...........................................            (3,646)             (2,609)
              Issuance of common stock .............................................             2,425               1,238
              Net financing activities of discontinued operations ..................                 -                  15
                                                                                         -------------       -------------
                            Net cash provided by (used in) financing activities ....               479              (4,137)
                                                                                         -------------       -------------

Net decrease in cash and cash equivalents ..........................................            (6,379)                  -
Cash and cash equivalents at beginning of period ...................................             6,379                   -
                                                                                         -------------       -------------
Cash and cash equivalents at end of period .........................................     $           -       $           -
                                                                                         =============       =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EXPONENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  For the Fiscal Quarters and Nine Months Ended
                    September 28, 2001 and September 29, 2000

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

        The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and nine months ended September 28, 2001 and September 29, 2000, are not necessarily representative of the results of future quarterly or annual periods.

Note 2: Discontinued Operations

        In May 2000, the Company sold certain assets of its wholly owned subsidiary, BCS Wireless, Inc. ("BCS"). The Company committed to a formal plan to divest BCS effective April 2, 1999. Accordingly, the results of operations for BCS for the nine months ended September 29, 2000 have been recorded as a discontinued operation, net of taxes.

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

        The following schedule reconciles the shares used to calculate basic and diluted net income per share:

                                                               Quarters Ended                    Nine Months Ended
                                                       ------------------------------     ------------------------------
                                                       September 28,    September 29,     September 28,    September 29,
(In thousands)                                             2001             2000              2001             2000
                                                       -------------    -------------     -------------    -------------
Shares used in basic per share computation                     6,527            6,606             6,519            6,659
Effect of dilutive common stock options outstanding              621              498               698              437
                                                       -------------    -------------     -------------    -------------

Shares used in diluted per share computation                   7,148            7,104             7,217            7,096
                                                       =============    =============     =============    =============

Common stock options to purchase 197,750 and 117,048 shares for the quarters ended September 28, 2001 and September 29, 2000, respectively, were excluded from the diluted per share calculation, due to their antidilutive effect. For the nine months ended September 28, 2001 and September 29, 2000, respectively, common stock options to purchase 125,455 and 247,607 shares, were excluded from the diluted per share calculation, due to their antidilutive effect.

Note 4: Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

        SFAS No. 141 addresses the accounting for and reporting of business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method. This statement applies to all business combinations initiated after June 30, 2001 and is effective immediately. The Company does not anticipate that the adoption of SFAS No.141 will have a material effect on its consolidated financial statements.

        SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of the statement, which will begin with the Company's fiscal year beginning December 29, 2001. However, goodwill and other intangible assets from business combinations taking place after June 30, 2001 are subject to immediate adoption of the statement. The Company will continue to amortize its existing goodwill and other intangible assets during the remainder of fiscal 2001, the amount of which will be approximately $232,000 for the fourth quarter of fiscal 2001. The resulting balance for existing goodwill and other intangible assets as of December 28, 2001 subject to periodic impairment testing will be approximately $6,900,000. If, in a future period, the Company determines that goodwill or another intangible asset is impaired, the impairment could have a material impact on earnings for that period.

        In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. SFAS No. 144 applies to all long-lived assets (including discontinued operations). SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 will be effective for the Company in fiscal 2002. The Company has not yet determined the impact this standard will have on its consolidated financial statements.

Note 5: Supplemental Cash Flow Information

        The following is supplemental disclosure of cash flow information:

                                                                              Nine Months Ended
                                                                       -------------------------------
(In thousands)                                                         September 28,     September 29,
                                                                           2001              2000
                                                                       -------------     -------------
Cash paid during period:

     Interest                                                          $          95     $         144

     Income taxes                                                      $       3,473     $       6,269

Non-cash investing and financing activities:

     Issuance of debt for financing of insurance policies              $         437     $         977

     Capital lease for equipment                                       $          41     $           -

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

        Segment information for the quarters and nine months ended September 28, 2001 and September 29, 2000 follows:

Revenues
--------
                                                       Quarters Ended                       Nine Months Ended
                                              -------------------------------        -------------------------------
(In thousands)                                September 28,     September 29,        September 28,     September 29,
                                                  2001              2000                 2001              2000
                                              -------------     -------------        -------------     -------------
Environmental and health                      $       6,452     $       6,099        $      18,860     $      17,228
Other scientific and engineering                     19,994            19,375               60,773            59,991
                                              -------------     -------------        -------------     -------------

         Total revenues                       $      26,446     $      25,474        $      79,633     $      77,219
                                              =============     =============        =============     =============

Operating Income
----------------
                                                       Quarters Ended                       Nine Months Ended
                                              -------------------------------        -------------------------------
(In thousands)                                September 28,     September 29,        September 28,     September 29,
                                                  2001              2000                2001               2000
                                              -------------     -------------        -------------     -------------
Environmental and health                      $       1,868     $       1,606        $       5,026     $       3,870
Other scientific and engineering                      4,208             4,461               12,916            15,257
                                              -------------     -------------        -------------     -------------

Total segment operating income                        6,076             6,067               17,942            19,127

Corporate operating expense                          (3,456)           (3,161)             (10,153)          (10,086)
                                              -------------     -------------        -------------     -------------

         Total operating income               $       2,620     $       2,906        $       7,789     $       9,041
                                              =============     =============        =============     =============

Capital Expenditures
--------------------
                                                      Nine Months Ended
                                             ---------------------------------
(In thousands)                                September 28,     September 29,
                                                   2001              2000
                                             ---------------   ---------------

Environmental and health                      $          50     $         185
Other scientific and engineering                      1,328             6,047
                                             ---------------   ---------------

Total segment capital expenditures                    1,378             6,232

Corporate capital expenditures                          536               184
                                             ---------------   ---------------

        Total capital expenditures            $       1,914     $       6,416
                                             ===============   ===============


Depreciation and Amortization
------------------------------
                                                      Nine Months Ended
                                             ---------------------------------
(In thousands)                                September 28,     September 29,
                                                   2001              2000
                                             ---------------   ---------------

Environmental and health                      $         173     $         181
Other scientific and engineering                      1,947             1,722
                                             ---------------   ---------------
Total segment depreciation and
    amortization                                      2,120             1,903

Corporate depreciation and
    amortization                                      1,396             1,387
                                             ---------------   ---------------
       Total depreciation and
        amortization                          $       3,516     $       3,290
                                             ===============   ===============

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

2001 Fiscal Quarter and Nine Months Ended September 28, 2001 compared to 2000 Fiscal Quarter and Nine Months Ended September 29, 2000

         Revenues for the third quarter of fiscal 2001 increased 3.8% to $26.4 million compared to $25.5 million for the same period in fiscal 2000. This increase was the result of growth in both the environmental and health, and other scientific and engineering segments during the quarter. Revenues for the Company's environmental and health segment grew by 5.8% and revenues for its other scientific and engineering segment grew by 3.2%. This revenue growth in both segments was due to the effect of an increase in the number of professional staff and bill rate increases. Revenues for the quarter for projects other than technology development and vehicle analysis increased by 15%. The Company's technology development and vehicle analysis project revenues decreased by $1.9 million compared to the same period in the prior year. The primary reason for the decrease in technology development project revenues resulted from smaller contracts in the current year compared to the same period in the prior year for the U.S. Army Land Warrior program. Revenues increased by 3.1% for the nine months ended September 28, 2001 to $79.6 million compared to $77.2 million for the same period in fiscal 2000. This increase was also a result of revenue growth in both of the Company's segments for the first nine months of fiscal 2001. Revenues for the Company's environmental and health segment grew by 9.5% and revenues for its other scientific and engineering segment grew by 1.3%. The revenue growth in both segments was due to the effect of an increase in the number of professional staff and bill rate increases. Revenues for the nine months ended September 28, 2001 for projects other than technology development and vehicle analysis increased by 10%. The

Company's technology development and vehicle analysis project revenues decreased by $3.3 million compared to the same period in the prior year. The primary reason for the decrease in technology development project revenues resulted from smaller contracts in the current year for the U.S. Army Land Warrior program, as mentioned above. The decrease in vehicle analysis project revenues resulted from declines in the automotive industry.

         Compensation and related expenses increased 4.7% to $16.8 million for the third quarter of fiscal 2001 compared to $16.1 million for the same period in fiscal 2000. As a percentage of revenue, total compensation increased to 63.7% for the third quarter of fiscal 2001 compared to 63.1% for the same period in fiscal 2000. The increase was due to annual salary increases for all employees, as well as increased insurance costs. These increases were partially offset by a reduction in the Company's accrued bonus, which is determined based on profitability. For the nine months ended September 28, 2001, compensation and related expenses increased by 6.3% to $51.7 million compared to $48.7 million for the same period in fiscal 2000. As a percentage of revenue, compensation and related expenses increased to 64.9% for the nine months ended September 28, 2001 as compared to 63.0% for the same period in fiscal 2000. As mentioned previously, this increase resulted from company-wide annual salary increases, as well as increased insurance costs. These increases were partially offset by a decrease in the Company's accrued bonus, which is determined based on profitability.

         Other operating expenses increased 6.8% to $4.5 million for the third quarter of fiscal 2001 compared to $4.2 million for the same period in fiscal 2000. As a percentage of revenue, other operating expenses increased to 17.1% for the third quarter of fiscal 2001 compared to 16.6% for the same period in fiscal 2000. The increase was primarily due to increases in occupancy costs and computer expenses, partially offset by a decrease in office expenses. The Company relocated its Orange County office to a larger facility in Irvine and added additional space in its Bellevue and San Diego locations. Additionally, the Company experienced increases in its utility costs, primarily in its Menlo Park and Phoenix locations. Office expenses decreased as a result of reduced spending primarily in the areas of office furniture, supplies and shipping. Other operating expenses increased by 7.0% to $13.2 million for the nine months ended September 28, 2001 compared to $12.4 million for the same period a year ago. As a percentage of revenue, other operating expenses increased to 16.6% for the nine months ended September 28, 2001 as compared to 16.0% for the same period in fiscal 2000. The increase was attributable to the previously mentioned increases in occupancy costs and computer expenses. Additionally, the Company's engineering and test preparation building located in Phoenix was completed in the fourth quarter of fiscal 2000 and depreciation commenced at that time.

         General and administrative expenses increased 9.2% to $2.5 million for the third quarter of fiscal 2001 compared to $2.3 million for the same period in fiscal 2000. As a percentage of revenue, general and administrative expenses increased to 9.4% of revenues for the third quarter of fiscal 2001 compared to 8.9% for the third quarter of fiscal 2000. This increase was primarily a result of increases in bad debt expense, employee relocation costs and business development costs. Increased bad debt expense is consistent with increasing revenues for the quarter as compared to the same period a year ago. An offset to these increases resulted from a lower accrual for sales tax in fiscal 2001 as compared to the prior year. Due to a state tax authority determination, the Company accrued a liability in the third quarter of fiscal 2000 for sales tax in Texas, which was related to prior periods. General and administrative expenses decreased 3.5% to $6.9 million for the nine months ended September 28, 2001 as compared to $7.1 million for the same period ended September 29, 2000. As a percentage of revenue, general and administrative expenses decreased to 8.7% for the nine months ended September 28, 2001 from 9.3% for the same period in fiscal 2000. Decreased general and administrative expenses resulted from reductions in bad debt expense, legal and sales tax expenses. These decreases were partially offset by increases in travel costs, outside consulting and recruiting expenses. Bad debt expense decreased as a result of the reversal of reserves related to accounts receivable for BCS Wireless, which were subsequently collected. The decrease in legal expense was primarily the result of costs in fiscal 2000 related to the employment of a senior executive. Also, as mentioned previously sales tax expense decreased in the first nine months of fiscal 2001 as compared to the same period of fiscal 2000 due to an accrual in the third quarter of fiscal 2000. These decreases were partially offset by increased travel and outside consulting costs, which are related to increased business development efforts. Additionally, the Company continues its efforts to attract key employees and has stepped up its recruiting efforts.

         Other income, net, consists primarily of investment income earned on available cash and cash equivalents and rental income from leasing excess space in the Company's headquarters facility located in Silicon Valley, California, net of interest expense on the Company's mortgage. Other income, net, decreased 61.9% to $172,000 for the third quarter of fiscal 2001 compared to $451,000 for the same period of 2000. This decrease was primarily due to a reduction in rental income from the Company's facility in Silicon Valley. Other income, net, decreased 36.6% to $855,000 for the nine months ended September 28, 2001 compared to $1,349,000 during the same period in fiscal 2000. This decrease was primarily due to a reduction in rental income from the Company's facility in Silicon Valley partially offset by reduced interest expense from lower borrowings on the Company's revolving reducing note as compared to the same period in the prior year.

Liquidity and Capital Resources

2001 Fiscal Quarter and Nine Months Ended September 28, 2001 Compared to 2000 Fiscal Quarter and Nine Months Ended September 29, 2000

         The Company's cash management policy is to use all excess operating cash to pay down borrowings on the revolving reducing mortgage on its headquarters building. As a result, the Company had no cash or cash equivalents as of September 28, 2001. The balance on the Company's mortgage was $1.7 million at September 28, 2001. The Company financed its business for the current period principally through cash available, cash generated from operating activities and borrowings on its revolving reducing mortgage note.

         Net cash used in operating activities was $5.0 million in the first nine months of fiscal 2001, compared to cash provided of $9.2 million for the comparable period in fiscal 2000. This change from net cash provided, to net cash used by operating activities was primarily attributable to the decrease in net income and the changes in operating assets and liabilities, especially an increase in accounts receivable. In addition, the Company funded its 401(k) liability in the amount of $2.9 million during the third quarter of fiscal 2001. The increase in accounts receivable is related to increasing revenues and delayed billings on fixed-price government contracts.

         Net cash used in investing activities was $1.8 million for the first nine months of fiscal 2001, compared to net cash used of $5.0 million for the comparable period of fiscal 2000. The decrease in cash used was primarily a result of reduced capital expenditures related to the completion, in October 2000, of an engineering and test preparation building at the Company's Test and Engineering Center in Phoenix. The Company disposed of BCS during the first nine months of fiscal 2000 and had $1.9 million in funds provided by the sale. The Company had no significant dispositions in the first nine months of fiscal 2001.

         Net cash provided by financing activities was $479,000 for the first nine months of fiscal 2001, compared to net cash used of $4.1 million for the comparable period in fiscal 2000. This change from net cash used, to net cash provided by financing activities was primarily due to lower repayments of outstanding debt and additional borrowings. The Company used $26,000 in funds to pay down net borrowings during the first nine months of fiscal 2001 as compared to net repayments of $2.8 million during the same period of fiscal 2000. Additionally, the Company borrowed $1.7 million in fiscal 2001 as compared to $0 in the comparable period in fiscal 2000. The Company repurchased $3.6 million in common shares during the first nine months of fiscal 2001 as compared to $2.6 million repurchased during the same period of 2000; however, the Company's repurchase of outstanding common shares was offset by common shares issued of $2.4 million in the first nine months of fiscal 2001 as compared to common shares issued of $1.2 million for the same period in fiscal 2000.

         The Company's long-term obligations at September 28, 2001 consisted primarily of the obligation on the revolving mortgage note of $1.7 million and the long-term portion of capital leases for office equipment in the amount of $74,000.

         Management believes that its revolving note, together with funds generated from operations, will provide adequate cash to fund the Company's anticipated cash needs through at least the next twelve-month period.

         Additionally, management believes that its revolving note, together with funds generated from operations, will provide adequate cash to fund the Company's anticipated long-term cash needs beyond the next twelve-month period; however, management intends to grow the business by pursuing potential acquisitions, the funding of which, could increase the need for additional sources of funds over the long-term.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

         The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. These uncertainties include, but are not limited to, those mentioned elsewhere in this report, and the following:

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

Economic Uncertainty

         The markets that the Company serves are cyclical and subject to general economic conditions. If the economy in which the Company operates, which is predominately in the United States, were to experience a prolonged slowdown then demand for the Company's services could be reduced considerably. The terrorist attacks of September 11, 2001 and the subsequent United States military campaign has not resulted in any significant current economic impact to the firm. The Company is unable to predict the economic effect that these events will have on its business over the long-term.

Other Income

         The Company currently leases excess facilities, primarily in its Silicon Valley headquarters building in Menlo Park, California, which have lease terms that expire between 2001 and 2003. In the first nine months of fiscal 2001 and 2000, miscellaneous rental income associated with these facilities amounted to approximately 8.6% and 10.2%, respectively, of income from continuing operations before income taxes. In the quarter ended March 30, 2001, the Company's largest lease, consisting of 24,000 square feet in its Silicon Valley building, was not renewed. To date, the available space has not been rented. If the Company is not able to rent the available space in a timely manner, the loss of rental income could have a material adverse effect on the Company's income.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company is exposed to some interest rate risk associated with the long-term debt obligation on its headquarters building. The mortgage note consists of a revolving reducing note, secured by the Company's headquarters building, with a borrowing amount up to $30.0 million. The $30.0 million revolving reducing note is subject to automatic annual reductions in the amount available to be borrowed of approximately $1.3 million to $2.1 million per year until January 31, 2008. As of September 28, 2001, $25.7 million was available to be borrowed. The Company has no other material borrowings. Any outstanding amounts on the revolving reducing note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest is payable on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term or additional interest if paid after the fixed rate term.

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

                                 EXPONENT, INC.
                                 --------------
                                 (Registrant)

Date: November 9, 2001           /s/ Richard L. Schlenker
                                 ---------------------------------------------
                                 Richard L. Schlenker, Chief Financial Officer