Form 10-K405
period 2001-12-28
EXPONENT INC
filed 2002-03-28
CIK 851520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2001.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

149 Commonwealth Drive, Menlo Park, California 94025
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (650) 326-9400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the NASDAQ National Market on March 15, 2002, was approximately $72,489,194.

The number of shares of the issuer’s Common Stock outstanding as of March 15, 2002 was 6,567,716.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders to be held on June 13, 2002, are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 28, 2001

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and incorporates by reference, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto under) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include those discussed in this Report under the heading “Factors That May Affect Future Operating Results and Market Price of Stock “ and elsewhere. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

PART I

Item 1.    Business

GENERAL

Exponent, Inc., incorporated in Delaware in 1989 (“Exponent”, and, together with its operating groups, the “Company”), is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers and business consultants brings together more than 70 different disciplines to solve complicated issues facing industry and business today. Our professional staff can perform in-depth scientific research and analysis, or very rapid-response evaluations to provide our clients with the critical information they need.

In December 2000, the Company merged Exponent Failure Analysis Associates, Inc. (“FaAA”), Exponent Health Group, Inc. (“EHG”) and Exponent Environmental Group, Inc. (“EEG”), which previously had been wholly owned subsidiaries, into Exponent, Inc., the parent company. This change has had no effect on the reporting of our operating segments.

CLIENTS

General

Exponent serves clients in automotive, aviation, chemical, construction, energy, government, health, insurance, manufacturing, technology and other sectors of the economy. Many of our engagements are initiated by lawyers or insurance companies, whose clients anticipate or are engaged in, litigation over an alleged failure of their products, equipment or services. We have seen our services in failure prevention and technology evaluation grow as the technological complexity of products has increased over the years. We had gross revenues from continuing operations of approximately $124 million, $132 million and $112 million for fiscal years 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999 approximately 21%, 21% and 20%, respectively, of our gross revenues from continuing operations were derived from professional services provided to clients, organizations and insurers related to the transportation industry. Additionally, during 2001, 2000 and 1999 we derived approximately 14%, 24% and 12%, respectively, of gross revenues from continuing operations from professional services provided to government agencies and contractors.

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $80 to $750 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate an engagement at any time. Clients normally agree to indemnify our work and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Recent events have heightened corporate awareness of the need to protect workers, facilities and operations. In 2001, public health and product safety were featured prominently in the news. Product recalls related to vehicle components, medical devices, food and other consumer products continue to make headlines. We are pleased that over the past year Exponent’s consultants have been engaged to provide solutions to many of these emerging and challenging technical issues.

Exponent’s service offerings are provided through a practice-focused format. Many projects require support from multiple practice areas. We currently operate 12 practice areas.

•	Biomechanics

•	Civil Engineering

•	Data Analysis

•	Electrical Engineering

•	Environmental Science

•	Health and Epidemiology

•	Human Factors

•	Human Health Risk Assessment

•	Mechanical Engineering & Materials Science

•	Technology Development

•	Thermal Sciences

•	Vehicle Engineering

Biomechanics

Exponent’s Biomechanics staff uses engineering and biomedical science to explore the cause, nature and severity of injuries. The type and distribution of injuries, combined with our extensive experience in human injury tolerance, allows us to determine forces and motions that must have occurred to produce the injuries. Using medical records, injury analysis can frequently provide information about human dynamics that is not directly available by other means. Through close interaction with our Accident Reconstruction and Human Factors service areas, our consultants analyze the human’s overall role in an accident, including likelihood, causation and severity. We are also actively involved in assessing potential injury or medical risk to individuals that utilize medical devices such as cardiac stents or orthopedic implants.

Civil Engineering

Exponent has over 30 years experience investigating all types of structural, hydrological, geotechnical, geological, geomechanical, construction and building problems, from major catastrophes to simple performance failures. The scientific investigation of these events provides our clients with a thorough assessment of damage, as well as expert analysis of causation to be used for purposes of retrofit, repair, claims adjustment or litigation. Furthermore, we use our experience to help clients before failures occur, to determine the vulnerability of their facilities to damage and to develop appropriate mitigation measures.

In 2001, our consultants were called upon to assist in several noteworthy investigations. Dr. John Osteraas, Practice Director for Civil Engineering was a member of one of the Federal Emergency Management Agency (“FEMA”) urban search and rescue response teams for the World Trade Center rescue and recovery efforts and continues to study the collapses and consult with interested parties. We also provided testimony in a major litigation alleging construction design defects. We have continued to assist clients with the investigation and resolution of damage claims and litigation arising from the 1994 Northridge Earthquake, and worked with the California Earthquake Authority to improve response to future earthquake insurance claims. In addition, we broadened our capabilities in the area of construction management to provide our clients economic analysis of construction delay claims.

Data Analysis

Exponent’s expertise in risk analysis helps quantify how machines, vehicles, consumer products and components behave in the real world—the direct measurement of risk. We advise our clients on whether design changes may increase or decrease risk, or whether overall safety justifies a particular design. Using the largest collection of accident and incident data in the world, our Data Analysis group reviews real-world performance of consumer products, transportation and other human activity. Recently a pharmaceutical manufacturer retained Exponent to provide statistical consulting and data analysis to help test the accuracy of a drug-delivery program.

Electrical Engineering

In the age of electronics, Exponent continues to be a highly sought-after player for understanding current and potential risks involving electrical and electronic components. Our team of electrical engineers performs a wide array of investigations ranging from electric power systems to semiconductor devices. We operate laboratories for testing both heavy equipment and light electronic equipment. Computers and specialized software are used to analyze electric power systems, circuits and other equipment configurations. In 2001, we were retained by the Delaware Public Service Commission (PSC) to investigate technical issues related to the proposed merger between Potomac Electric Power Company (PEPCO) and Conectiv—a power delivery provider to more than one million customers in New Jersey, Delaware, Maryland and Virginia. We are conducting power flow studies, testing for network transfer capability, transmission congestion, voltage support and reactive requirements and making recommendations for improvement to the system. In the electronics and semiconductor area, our consultants continue to work with manufacturers and suppliers to assure product quality.

Environmental Science

Exponent’s environmental scientists and engineers provide proven, cost-effective, scientifically defensible and realistic assessments and solutions to complex environmental issues. We offer technical, regulatory and litigation support to industries that include mining and minerals, petrochemicals, forest products, shipbuilding, railroads, aerospace and defense and trade associations. Our consultants have considerable experience in assessing damages and planning cost-effective environmental restoration solutions for corporations. We are currently responding to the increase in mold and indoor air quality issues and have increased our environmental, health and structural staff to meet the needs of our clients. Our consultants also address hydrological issues related to new housing and office complex developments around the country.

Health and Epidemiology

Exponent has one of the foremost health sciences consulting practices in the U.S. Our health practice combines the expertise and experience of MDs and Ph.D.s to provide a comprehensive perspective on human health issues such as occupational and environmental health, pharmaceuticals, medical devices and the quality of health care. In 2001, we were retained by the California Public Utilities Commission (“CPUC”) to evaluate and prioritize requests from business customers for exemptions from rotating power outages based on potential impacts to public health and safety. This evaluation provided a risk-prioritized list of business customers for CPUC’s consideration to grant exemptions from rotating power.

The practice utilizes consultants expertise in occupational epidemiology to examine possible work related diseases and injuries. In 2001, we undertook studies of the effects of Endocrine Disrupting Chemicals (EDC) on the population, as well as reviews of how certain medical devices, pharmaceuticals and other medical products impact human health.

Human Factors

Our Human Factors practice analyzes human cognition and behavior to guide product design decisions to provide better safety and usability. Working in conjunction with other Exponent practices, our scientists look at ways to improve product design, as well as review safety information and training to help change human behavior and reduce accidents. In 2001, our consultants published an article in the International Journal of Vehicle Design entitled “Mobile communications, driver distraction and vehicle accidents.” The article discussed and analyzed current research on the physical and cognitive challenges presented by using a cell phone while driving. Exponent concluded that cell phone use contributes to or causes some motor vehicle accidents, but this is also true for a variety of other potential distracters such as radios and passengers—thus more research was needed to quantify the potential problem. In addition, we continue to support litigation involving potential use and misuse of consumer products.

Human Health Risk Assessment

Exponent’s team of toxicologists study and analyze industry and regulatory issues relating to products and processes and their effect on humans and their environment. We provide solutions for potential environmental liabilities and effectively communicate those results with industry, regulatory personnel and the public. In 2001, we participated in extensive studies of the effect of beryllium on industry workers and convened a panel earlier this year to evaluate a relatively new clinical test that may help in identifying those who have the potential to develop an occupational disease caused by exposure to beryllium metal.

Mechanical Engineering and Materials Science

Our mechanical engineers and materials scientists have both an academic and “real-world” understanding of all areas of mechanical and materials engineering, including reliability and hazard evaluation, design assessment, fluid and thermal analysis and materials life prediction. We routinely work with manufacturers to assess risks to their products during their design and manufacturing phases of product development. For example, in 2001, we assisted a major consumer product manufacturer in responding to allegations of defective design by the Consumer Product Safety Commission. In addition, we assist with product recall support and provide litigation support when required. In 2001, we continued to expand our work in the biotechnology and medical device arena, providing materials analysis and mechanical design assessment of current devices, as well as products under development. We use our experience to provide our clients with a thorough comprehension of their current or potential designs to determine vulnerabilities before failures occur and to develop appropriate mitigation methods.

Technology Development

Drawing on our multidisciplinary engineering, testing and failure analysis and prevention expertise, our Technology Development practice specializes in harnessing commercial technologies to develop effective military and industrial equipment and systems.

We continue to support the development of the U.S. Army’s Soldier Systems Land Warrior Program. As a result of our success leveraging Commercial-off-the-Shelf (COTS) technologies for Land Warrior, we were awarded a contract to provide materials assessment and design analysis for the Advanced Combat Uniform for the U.S. Army. In addition, in 2001, we were awarded a follow-on contract with the Defense Manpower Agency to perform reliability characterization and testing on Smartcards used throughout the Department of Defense.

Thermal Sciences

Exponent has investigated and analyzed thousands of fires and explosions ranging from high loss disasters to small insurance claims. Information gained from these analyses has assisted clients in assessing preventative measures related to the design of their products, as well as evaluating failures when they occur. In 2001, we provided engineering and visualization consulting support for litigation surrounding the 1999 Kaiser Aluminum plant explosion. Recently the National Law Journal, one of the nation’s leading legal newspapers, listed the Kaiser litigation as the top defense verdict of the year. Our Thermal Practice is investigating cause and origin issues surrounding the September 11th tragedy.

Vehicle Engineering

Our Vehicle Engineering practice provides design analysis, vehicle crash testing, component testing and accident reconstruction services to clients when they are developing new automotive products, facing unexpected performance issues, or are seeking information on how an accident occurred. At our 147-acre Test and Engineering Center in Phoenix, we develop unique test protocols using proprietary tests developed by our consulting staff. In 2001, we completed development of one such test that now provides a repeatable test technique for evaluating a roof-to-ground impact in a vehicle rollover event. Exponent developed (in conjunction with Ford Motor Company) a translating and rotating vehicle drop system. The system is well suited to developmental testing of rollover occupant protection systems and investigation of roof strength issues.

COMPETITION

The marketplace for our services is fragmented and we face different sources of competition in providing various services. In addition, the services that we provide to some of our clients can be performed in-house by those clients. However, because of liability and independence concerns, clients that have the capability to perform such services themselves often retain Exponent or other independent consultants.

In each of the foregoing areas, we believe that the principal competitive factors are: technical capability and breadth of services, ability to deliver services on a timely basis, professional reputation, knowledge of the litigation process and the ability to offer fixed fee pricing. Although we believe that we generally compete favorably in each of these areas, some of our competitors may be able to provide services acceptable to our clients at lower prices.

We believe that the barriers to entry in particular areas of engineering expertise are low and that for many of our technical disciplines, competition is increasing. In response to competitive forces in the marketplace, we continue to explore new markets for our various technical disciplines.

EMPLOYEES

As of December 28, 2001, we employed 601 full-time and part-time employees, including 364 engineering and scientific staff, 107 technical support staff and 130 administrative and support staff. Our highly skilled staff includes 305 employees with advanced degrees, of which 172 employees have achieved the level of Ph.D.

EXECUTIVE OFFICERS

The executive officers of Exponent and their ages as of March 28, 2002 are as follows:

Name	Age	Position

Michael R. Gaulke	56	President, Chief Executive Officer and Director

Subbaiah V. Malladi, Ph.D.	55	Chief Technical Officer and Director

Roger L. McCarthy, Ph.D.	53	Chairman of the Board of Directors

Richard L. Schlenker, Jr.	36	Chief Financial Officer and Corporate Secretary

Executive officers of Exponent are appointed by the Board of Directors and serve at the discretion of the Board or until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

Michael R. Gaulke joined the Company in September 1992, as Executive Vice President and Chief Financial Officer. He was named President in March 1993 and he was appointed as a member of the Board of Directors of the Company in January 1994. He assumed his current role of President and Chief Executive Officer in June of 1996. From November 1988 to September 1992, Mr. Gaulke served as Executive Vice President and Chief Financial Officer at Raynet Corporation, a subsidiary of Raychem Corporation. Prior to joining Raynet, Mr. Gaulke was Executive Vice President and Chief Financial Officer of Spectra Physics, Inc., where he was employed from 1979 to 1988. From 1972 to 1979, Mr. Gaulke served as a consultant with McKinsey & Company. Mr. Gaulke is a member of the Board of Directors of Cymer, Inc. and serves on the Board of Advisors of the Whitehead Institute. Mr. Gaulke received a MBA (1972) in Marketing and Operations from Stanford University Graduate School of Business and a B.S. (1968) in Electrical Engineering from Oregon State University.

Subbaiah V. Malladi, Ph.D., joined the Company in 1982 as a Senior Engineer, becoming a Senior Vice President in January 1988 and a Corporate Vice President of Exponent Failure Analysis Associates, Inc. in September 1993. In October 1998, Dr. Malladi was appointed Chief Technical Officer of the Company. Dr. Malladi has also served as a director of the Company from March 1991 through September 1993. He was re-appointed as a director in April 1996 and has remained on the Board since this date. He received a Ph.D. (1980) in Mechanical Engineering from the California Institute of Technology, M.Tech (1972) in Mechanical Engineering from the Indian Institute of Technology, B.E. (1970) in Mechanical Engineering from SRI Venkateswara University, India and B.S. (1966) in Physics, Chemistry and Mathematics from Osmania University, India. Dr. Malladi is a Registered Professional Mechanical Engineer in the State of California, and a member of the following professional organizations: American Institute of Aeronautics and Astronautics; American Association for the Advancement of Science; Combustion Institute; and National Fire Protection Association.

Roger L. McCarthy, Ph.D., joined the Company in August 1978. Currently, Dr. McCarthy is Chairman of the Board of Directors and a director of the Company. From June 1996 to October 1998, he served as Chief Technical Officer of the Company and director of the Company. He was Chairman of FaAA from 1986 until its dissolution in December 2000. He has been a director of the Company since 1989 and a director of FaAA since 1980. He was Chief Executive Officer of the Company and FaAA from 1982 to June 1996. He also served as Chairman and President of the Company from 1986 to March 1993. Dr. McCarthy received his Ph.D. (1977), Mech.E. (1975) and S.M. (1973) from Massachusetts Institute of Technology and his B.S.E. (1972) in Mechanical Engineering and A.B. (1972) in Philosophy from the University of Michigan. Dr. McCarthy is a Registered Professional Engineer in the states of California and Arizona and a member of the following professional organizations: American Society of Metals; American Society of Mechanical Engineers (ASME); Safety Engineering and Risk Analysis Division of ASME; Society of Automotive Engineers; American Society for Testing and Materials; Human Factors and Ergonomics Society; National Society of Professional Engineers; American Society of Heating, Refrigeration and Air-

Conditioning Engineers; National Fire Protection Association; American Welding Society; National Safety Council; Society for Risk Analysis; and American Statistical Association.

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

Item 2.    Properties

Exponent’s Silicon Valley office facilities consist of a 153,738 square foot building, with office and laboratory space located on a 6.3 acre tract of land owned by us in Menlo Park California and an adjacent 27,000 square feet of leased warehouse storage space.

Our Test and Engineering Center (“TEC”) occupies 147 acres in Maricopa County, Arizona. We lease this land from the state of Arizona under a 30-year lease agreement that expires in January 2028 and has an option to renew for two fifteen-year periods. In September 1999, we completed construction of a new indoor test facility at the TEC. In October 2000, we completed construction of an engineering and test preparation building at the TEC. In addition, we lease office, warehouse and laboratory space in 23 other locations in 16 states, as well as in Germany.

Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one to ten years. Aggregate lease payments in fiscal 2001 for all leased properties were approximately $3,742,000.

Item 3.    Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Exponent’s common stock is traded on the NASDAQ National Market under the symbol “EXPO.” The following table sets forth for the fiscal periods indicated the high and low closing sales prices for our common stock.

Stock prices by quarter	High	Low
Fiscal Year Ended January 3, 2003:
First Quarter (through March 15, 2002)	$14.00	$12.32
Fiscal Year Ended December 28, 2001:
First Quarter	$13.50	$9.13
Second Quarter	$13.00	$10.25
Third Quarter	$12.00	$9.05
Fourth Quarter	$13.00	$9.25
Fiscal Year Ended December 29, 2000:
First Quarter	$11.00	$6.25
Second Quarter	$10.25	$7.25
Third Quarter	$9.75	$8.13
Fourth Quarter	$10.00	$7.13

As of March 15, 2002, there were 372 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We have never paid cash dividends. We currently intend to retain future earnings for reinvestment in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Data

	Fiscal Years
	2001	2000	1999	1998	1997
(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$104,497	$101,598	$93,271	$80,412	$70,935
Operating income	$9,617	$10,662	$7,983	$4,029	$7,084
Income from continuing operations	$6,122	$7,428	$5,411	$3,920	$4,817
Net income	$6,122	$7,782	$5,188	$4,080	$4,262
Income per share from continuing operations:
Basic	$0.94	$$1.12	$0.80	$0.53	$0.67
Diluted	$0.85	$$1.05	$0.78	$0.51	$0.65
Net income per share:
Basic	$0.94	$1.17	$0.77	$0.55	$0.60
Diluted	$0.85	$1.10	$0.75	$0.53	$0.58
Consolidated Balance Sheet Data:
Cash and equivalents	$7,815	$6,379	$—	$6,082	$8,412
Working capital	$31,747	$24,033	$26,672	$32,571	$33,428
Total assets	$91,034	$85,626	$80,452	$86,985	$88,251
Long-term liabilities	$1,192	$886	$4,748	$16,144	$17,742
Total equity	$70,531	$65,337	$60,148	$58,315	$56,716

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

        The statements in this report that are not statements of historical fact are “forward-looking statements” and are based on current expectations and actual results may differ materially. These forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including but not limited to, the possibility that the demand for Exponent’s services may decline as a result of changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against us may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

Exponent, Inc. is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers and business consultants brings together more than 70 different disciplines to solve complicated issues facing industry and business today. Our services include analysis of product development or product recall, regulatory compliance, discovery of potential problems related to products, people or property and impending litigation, as well as the development of highly technical new products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating the allowance for doubtful accounts;

•	accounting for income taxes; and

•	valuing long-lived assets, intangible assets and goodwill.

Revenue recognition.    We derive our revenue primarily from professional fees earned on consulting engagements and fees earned for the use of our equipment and facilities, as well as third party expenses directly associated with the services that are billed to our client. Third party expenses are included in revenues, net of related costs.The majority of our engagements are performed on time and material or fixed-price billing arrangements. On time and material type projects, revenue is generally recognized as the services are performed. On fixed-fee contracts revenue is recognized based on the estimated percentage of completion of the services rendered.

Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period, if we made different judgments or utilized different estimates, especially on fixed-price, percentage of completion engagements. The estimate of percentage of completion is evaluated by us, in consultation with our project managers, and is based on the estimated remaining cost to complete and project milestones.

If we determine that the collection of revenue is not reasonably assured, we defer the revenue until its collection becomes reasonably assured. We assess collection based on a number of factors, including past transaction history with the client and project manager, as well as the credit-worthiness of the client.

Allowance for doubtful accounts.    The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the period. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. Specifically, we analyze billed accounts receivable and unbilled work-in-process based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms when determining the allowance for doubtful accounts. As of December 28, 2001, our accounts receivable balance was $38.6 million, net of an allowance for doubtful accounts of $1.9 million.

Accounting for income taxes.    In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the statement of operations in each period, in which the allowance is increased.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2002, we currently believe that we will realize 100% of our deferred tax asset. As of December 28, 2001, we had net deferred tax assets of $2.7 million and net deferred tax liabilities of $905,000 for a net deferred tax asset of $1.8 million and a valuation allowance of $0.

Valuing long-lived assets, intangible assets and goodwill.    We assess the impairment of identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount may be impaired. Factors that we consider when evaluating for possible impairment include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative economic trends.

When determining whether the carrying value of intangibles, long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of an impairment by comparison of the carrying amount of the asset to future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. As of December 28, 2001, net intangible assets and goodwill totaled approximately $6.9 million and our long-lived assets, consisting primarily of net property, equipment and improvements totaled $32.6 million.

In 2002, the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective. As a result, we will cease to amortize approximately $6.6 million of goodwill. We recorded $863,000 of goodwill amortization during fiscal 2001 and would have recorded $903,000 in amortization during fiscal 2002. In place of amortization, this standard requires an annual impairment review beginning in fiscal 2002. We expect to complete our initial review during the second quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review; however, we cannot provide assurance that, at the time of the review, a material impairment will not be recorded.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the percentage of revenue of certain items in our consolidated statements of operations and the percentage increase (decrease) in the dollar amount of such items year to year:

	Percentage of Revenues For Fiscal Years			Period to Period Change
	2001	2000	1999	2001 vs.2000	2000 vs.1999
Revenues	100.0%	100.0%	100.0%	2.9%	8.9%
Operating expenses:
Compensation and related expenses	65.3	63.5	63.9	5.8	8.1
Other operating expenses	16.6	16.6	17.5	2.7	3.9
General and administrative expenses	8.9	9.4	10.1	(2.5)	2.1

	90.8	89.5	91.5	4.3	6.6

Operating income	9.2	10.5	8.5	(9.8)	33.6
Other income, net	1.0	2.0	1.4	(50.8)	61.9

Income from continuing operations before income taxes	10.2	12.5	9.9	(16.4)	37.5
Income taxes	4.3	5.2	4.1	(14.8)	37.7

Income from continuing operations	5.9	7.3	5.8	(17.6)	37.3
Discontinued operations, net of taxes	0.0	0.4	(0.2)	(100.0)	258.7

Net income	5.9%	7.7%	5.6%	(21.3)%	50.0%

FISCAL YEARS ENDED DECEMBER 28, 2001, DECEMBER 29, 2000 AND DECEMBER 31, 1999

Revenues

Exponent’s revenues consist of professional fee services, fees for use of our equipment and facilities, as well as third party expenses directly associated with the services performed that are billed to our client. Third party expenses are included in revenues net of the related costs.

Revenues increased by $2.9 million or 2.9% during fiscal 2001, over the prior year. The increase is a result of growth in both segments of our business during the year. Our environmental and health segment contributed the largest portion of the total revenue increase or $2.2 million. Our other scientific and engineering segment’s revenue grew by $709,000. Growth in our environmental and health segment was primarily the result of increases in bill rates and billed hours. Compared with the prior fiscal year, the health practice within our environmental and health segment, experienced growth of $2.0 million or 58.9%. Growth in our other scientific and engineering segment resulted primarily from the effect of increased bill rates and technical staff. In 2001, our other scientific and engineering segment had lower revenues from our technology development practice’s Land Warrior project for the U.S. Army as compared to the prior year. The Land Warrior project experienced lower revenues due to our entering the pre-production phase of this program, which required a reduced effort by Exponent compared to last year. In addition, this segment’s vehicle engineering practice, which derives most of its business from the automotive industry, also experienced a decline compared to fiscal 2000, due to the weakened economy. Excluding the technology development and vehicle engineering practices, this segment grew by 11% in fiscal 2001.

Revenues increased by $8.3 million or 8.9% during fiscal 2000. The increase was a result of growth in both segments of our business during the year. The other scientific and engineering segment contributed the largest portion of total revenue increase, $6.4 million or 76.9% of the increase. This growth was due to several fixed-price projects, including the Land Warrior project for the U.S. Army. In addition, the effect of a higher number of billable hours, which was the result of an increase in the number of professional staff and the effect of bill rate increases, continued to contribute to revenue growth in fiscal 2000.

Compensation and Related Expenses

During fiscal 2001, total compensation and related expenses increased by $3.7 million or 5.8% over the prior year. The increase was primarily due to the effect of annual salary increases and increased employee health insurance costs over the prior year. The increase was partially offset by decreased bonus expense, which is based on our profitability. Additionally, on June 1, 2001, we reduced our staff by seventeen full-time employees and nine contract employees, most of whom were located at our Test and Engineering Center in Phoenix. Cost savings as a result of this reduction in staff partially offset the previously mentioned increases. Additionally, we further reduced our staff, primarily in the vehicle engineering and technology development practices, by approximately fifteen full-time employees in the first quarter of fiscal 2002. We anticipate that this reduction will result in a cost savings of approximately $1 million in fiscal 2002. We expect these cost savings to begin in the second quarter of fiscal 2002. As a percentage of revenue, compensation and related expenses increased to 65.3% as compared to 63.5% in fiscal 2000.

In fiscal 2000, total compensation and related expenses increased by $4.8 million or 8.1% over fiscal 1999. This increase resulted from increased salary and benefit costs related to the hiring of additional employees and company-wide annual salary increases. In addition there was an increase in accrued bonuses, which is related to increased profitability. As a percentage of revenue, compensation and related expenses decreased slightly to 63.5% for 2000 as compared to 63.9% for 1999.

Other Operating Expenses

In fiscal 2001, other operating expenses increased by $456,000 or 2.7% over the prior year as a result of increased facilities and occupancy costs, partially offset by reduced office expenses. We relocated our Orange County office to a larger facility in Irvine and added additional space in our Seattle and San Diego locations. Additionally, we experienced increases in our utility costs, primarily in our Silicon Valley and Phoenix locations. These increases were partially offset by decreased office expenses, as a result of our reduced spending in the areas of office furniture, supplies and shipping. Additionally, our engineering and test preparation building located in Phoenix was completed at the end of fiscal 2000, which increased depreciation in fiscal 2001 over the prior year. As a percentage of revenues, other operating expense remained consistent with the prior year at 16.6%.

Other operating expenses increased by $627,000 or 3.9% during fiscal 2000 over the prior year largely due to increased occupancy expenses. The growth in occupancy costs was primarily the result of the addition of two new regional offices in California during the second half of fiscal 1999 and a new lease agreement for our warehouse facility in Silicon Valley. The term of the new lease agreement began in June 2000. In addition, we opened six smaller offices in various parts of the country during fiscal 2000. These new offices enhance our ability to recruit and retain professional staff in areas not served by our larger regional offices. Depreciation expense grew by $135,000 in fiscal 2000, largely as a result of two new facilities at our Test and Engineering Center in Phoenix. A new engineering and test preparation building was completed in October 2000 and the new indoor test facility was completed in September 1999. These increases were partially offset by a reduction in computer expenses in fiscal 2000. The reduction in computer expenses from 1999 was related to the non-repetitive nature of various computer expenditures made in fiscal 1999 in order to avoid potential Year 2000 problems. Other operating expenses were 16.6% of total revenues for fiscal 2000 as compared to 17.5% in fiscal 1999.

General and Administrative Expenses

In fiscal 2001, general and administrative expenses decreased by $244,000 or 2.5% over the prior year due to decreases in bad debt expense of $821,000, sales tax of $207,000 and temporary employee expenses of $155,000. The decreases were partially offset by increases in travel costs of $251,000, outside consulting of $250,000 and amortization of goodwill and other intangibles of $170,000. Bad debt expense decreased primarily as a result of improved accounts receivable aging. Additionally, we recovered approximately $125,000 in previously written-off accounts in the second quarter of 2001. The decrease in sales tax is related to a lower accrual for this expense, in fiscal 2001, as compared to the prior year. The decreases were partially offset by increased travel and outside consulting costs resulting from business development efforts. Additionally, we incurred increased amortization of goodwill and other intangibles related to the acquisition of Lockwood-Singh in September 2000. We expect that our amortization of goodwill will decrease by $903,000 is fiscal 2002, as a result of the adoption of SFAS 142, “Amortization of Goodwill and Other Intangible Assets”. This new rule eliminates the amortization of goodwill and certain other intangible assets. In fiscal 2001, general and administrative expenses decreased as a percentage of revenues, to 8.9% from 9.4% in fiscal 2000.

General and administrative expenses increased by $194,000 or 2.1% in fiscal 2000 as compared to fiscal 1999. Increases in travel costs related to continuing marketing efforts in the amount of $260,000 and an increase in bad debt expense of $259,000 were partially offset by decreases in bank fees of $72,000 and a reduction in legal fees of $251,000. As a percentage of revenue, general and administrative expenses decreased to 9.4% for fiscal 2000 from 10.1% for fiscal 1999.

Other Income and Expense

Other income, net, consists primarily of investment income earned on available cash and cash equivalents and rental income from leasing excess space in our headquarters facility located in Silicon Valley, California, net of interest expense on our revolving reducing mortgage.

Other income, net, decreased by $1.0 million or 50.8% during fiscal 2001, as compared to fiscal 2000. The decrease was primarily due to a reduction in rental income from our headquarters facility in Silicon Valley partially offset by lower borrowings on our revolving reducing mortgage note. In early 2001, our largest lease, consisting of 24,000 square feet in our Silicon Valley building, was not renewed. To date, this space has not been rented. If we are not able to lease our available space in a timely manner, we anticipate that the rental income will continue at this reduced level in 2002.

Other income, net increased by $786,000 or 61.9% during fiscal 2000. The increase is primarily due to a decrease in interest expense of $704,000 resulting from reduced borrowings on our revolving reducing mortgage note.

Income Taxes

During fiscal 2001, our provision for income taxes as a percentage of income was 42.4% or an increase of 0.9% over the prior year. The increase in our effective tax rate was the result of changes in other permanent differences from the prior year. As a result of the implementation of SFAS 142 in fiscal 2002, we anticipate that our effective tax rate will be reduced due to the elimination of goodwill amortization and if we experience no significant impairment of goodwill. If our income increases we anticipate that the effective tax rate could increase and partially or wholly offset any reductions.

In fiscal years 2000 and 1999, our provision for income taxes as a percentage of income from continuing operations was 41.5%.

Discontinued Operations

In May 2000, Exponent sold certain assets of its wholly owned subsidiary, BCS Wireless, Inc. (“BCS”). We committed to a formal plan to divest BCS effective April 2, 1999. Accordingly, the results of operations for BCS for all fiscal years presented have been recorded as a discontinued operation, net of taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, that a company whose assets have indefinite lives should no longer amortize those assets but rather should review them annually for impairment. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and intangibles. The amortization provisions of SFAS 142 apply to goodwill and other intangible assets acquired after June 30, 2001. For goodwill and other intangible assets with indefinite lives, acquired before June 30, 2001, the statement requires that amortization cease for fiscal years beginning after December 15, 2001. We ceased amortization of our goodwill and other intangibles with indefinite lives, beginning on December 29, 2001. The elimination of amortization is expected to result in a reduction in general and administrative expenses in fiscal 2002 of approximately $903,000 before taxes, as compared to fiscal 2001. As of December 28, 2001, we had goodwill of $6.6 million recorded. Pursuant to SFAS 142, we will test our goodwill and other intangible assets for impairment upon adoption and if we determine that we have an impairment we will recognize such impairment as the cumulative effect of an accounting change in our consolidated statement of operations. We expect to complete our initial review during the second quarter of 2002 and do not expect to record an impairment charge upon its completion. However, we cannot provide assurance that at the time the initial review is completed, a material impairment will not be recorded.

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued. SFAS No. 144 applies to all long-lived assets (including discontinued operations). SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 will be effective for the Company in fiscal 2002. The Company expects the initial application of SFAS No. 144 will not have a material impact on its consolidated financial statements. We currently do not expect to record an impairment charge; however, we cannot provide assurance that a future impairment charge will not be recorded.

LIQUIDITY AND CAPITAL RESOURCES

Exponent financed its business in fiscal 2001 principally through cash available, cash flows from operating activities and borrowings. We invest our excess cash in cash equivalents. At the end of fiscal 2001, we had $7.8 million in cash and cash equivalents compared to $6.4 million at the end of the prior year. We also maintain a revolving reducing mortgage note, secured by our headquarters building. As of December 28, 2001, our available borrowings under this mortgage note were $27.4 million and the outstanding balance was $0.

Net cash provided by operating activities was $4.8 million in fiscal 2001, compared to $21.1 million in fiscal 2000. The decrease in cash provided by operating activities from the prior year was largely due to decreased net income and changes in operating assets and liabilities, especially the increase in accounts receivable. The increase in accounts receivable was primarily due to revenue growth in fiscal 2001 and the longer billing cycle on U.S. government contracts compared to the prior year. In addition, accrued payroll and employee benefits decreased as compared to an increase in the prior year. This decrease resulted from a reduced bonus accrual, which is calculated based on profitability, which was lower in fiscal 2001 as compared to fiscal 2000. Deferred revenues increased in fiscal 2001, but not to the same extent as the increase in fiscal 2000, which resulted in reduced cash flow in the current year as compared to fiscal 2000. Net cash provided by operating activities was $21.1 million in fiscal 2000, compared to $10.7 million in fiscal 1999. The increase in cash provided by operating activities in fiscal 2000 was largely due to increased net income and changes in operating assets and liabilities, especially a decrease in accounts receivable and an increase in deferred revenues. The decrease in accounts receivable was due to the collection of outstanding accounts receivable during the year in excess of the amount generated by revenue growth. In addition, increases in accrued liabilities and accrued employee benefits contributed to cash provided by operating activities in fiscal 2000.

In fiscal 2001, net cash used in investing activities was $2.3 million compared to $8.1 million in the prior year. The decrease in cash used in investing activities is primarily the result of reduced capital expenditures related to the completion, in October 2000, of our engineering and test preparation building at our Test and Engineering Center in Phoenix. In addition, we sold the assets of BCS Wireless, Inc. in fiscal 2000, which resulted in proceeds of approximately $1.9 million, which was partially offset by cash used to acquire Lockwood-Singh on September 30, 2000. Net cash used in investing activities was $8.1 million for fiscal 2000, compared to net cash used in investing activities of $581,000 for fiscal 1999. This increase in cash used was primarily a result of increased capital expenditures related to the construction of the engineering and test preparation building at the Company’s Test and Engineering Center in Phoenix, partially offset by the funds provided by the disposition of BCS Wireless, Inc. In May 1999, $4.4 million in funds provided by the sale of one of our properties in Silicon Valley partially offset expenditures for the construction of our indoor test facility in Phoenix.

In fiscal 2001, net cash used in financing activities was $1.1 million compared to $6.7 million in the prior year. The decrease in net cash used in financing activities is due to a reduction in repayments on long-term borrowings and reduced repurchases of common stock, net of proceeds from issuance of common stock. The reduction in borrowings on our revolving reducing mortgage note resulted from our ability to use existing cash at the end of fiscal 2000 and cash flows generated by fiscal 2001 operating activities to finance current operations. Net cash used in financing activities in fiscal 2000 was $6.7 million compared to net cash used in financing activities of $16.2 million for fiscal 1999. The decrease in cash used by financing activities is primarily the result of the strong cash flow from operating activities during fiscal 2000, which reduced our financing needs and led to decreased borrowings on our revolving reducing mortgage note. We repurchased $4.2 million of our common stock in fiscal 2000 as compared to $4.4 million repurchased in fiscal 1999.

At December 28, 2001, our other long-term obligations were $697,000 compared to $603,000 in the prior year. The fiscal 2001 and 2000 balances consisted primarily of deferred rent and deferred compensation.

As discussed in Note 7 of the Notes to Consolidated Financial Statements, the following is a summary of our commitments to make future payments under contracts. The following table summarizes our future minimum payments, net of rental income, required under non-cancelable operating leases, with terms in excess of one year as of December 28, 2001:

Year ending	Lease commitments	Rental income	Net future payments
(In thousands)
2002	$4,366	$(360)	$4,006
2003	3,771	(319)	3,452
2004	2,659	(184)	2,475
2005	2,110	—	2,110
2006	1,425	—	1,425
Thereafter	4,039	—	4,039

	$18,370	$(863)	$17,507

Exponent has a revolving reducing mortgage note with a total available borrowing amount of $26.0 million and an outstanding balance of $0 at March 28, 2002. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated cash needs through at least the next twelve-month period.

Additionally, we believe that the funds available under the revolving reducing mortgage note, together with funds generated from operations, will provide adequate cash to fund our anticipated long-term cash needs beyond the next twelve-month period; however, we intend to grow our business by pursuing potential acquisitions, which could increase the need for additional sources of funds over the long-term.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND MARKET PRICE OF STOCK

Exponent operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control. These uncertainties include, but are not limited to, those mentioned elsewhere in this report and the following:

Absence of Backlog

Revenues are primarily derived from services provided in response to client requests or events that occur without notice, and engagements, generally billed as services are performed, are terminable or subject to postponement or delay at any time by clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods. Revenues and operating margins for any particular quarter are generally affected by staffing mix, resource requirements and timing and size of engagements.

Attraction and Retention of Key Employees

Exponent’s business involves the delivery of professional services and is labor-intensive. Our success depends in large part upon our ability to attract, retain and motivate highly qualified technical and managerial personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. We cannot provide any assurance that we can continue to attract sufficient numbers of highly qualified technical and managerial personnel and to retain existing employees. The loss of a significant number of our employees could have a material adverse impact on our business, including our ability to secure and complete engagements.

Competition

The markets for our services are highly competitive. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets. Competitive pressure could reduce the market acceptance of our services and result in price reductions that could have a material adverse effect on our business, financial condition or results of operations.

Customer Concentration

We currently derive, and believe that we will continue to derive a significant portion of our revenues from clients, organizations and insurers related to the transportation industry. Transportation industry related engagements accounted for approximately 21% of our gross revenues for the fiscal year ended December 28, 2001. In addition, we performed engagements for the government sector, which accounted for approximately 14% of our gross revenues for the fiscal year ended December 28, 2001. The loss of any large client, organization or insurer related to either the transportation industry or government sector could have a material adverse effect on our business, financial condition or results of operations.

Economic Uncertainty

The markets that Exponent serves are cyclical and subject to general economic conditions. If the economy in which we operate, which is predominately in the U.S., were to experience a prolonged slowdown then demand for our services could be reduced considerably. The terrorist attacks of September 11, 2001 and the subsequent U.S. Military campaign has not resulted in any significant current economic impact to the Company. However, Exponent is unable to predict the economic effect that these events will have on its business over the long-term.

Other Income

We currently lease excess facilities, primarily in our Silicon Valley headquarters in Menlo Park, California, which have lease terms that expire within the 2002–2004 time periods. In fiscal 2001 and 2000, miscellaneous rental income associated with these facilities amounted to approximately 8% and 12%, respectively of income from continuing operations before income taxes. In early 2001, our largest lease, consisting of 24,000 square feet in our Silicon Valley building, was not renewed. To date, this space has not been rented. If we are not able to lease the available space in a timely manner, or the existing leases are not extended, renewed or do not have their term options exercised, the loss of the additional miscellaneous rental income could also have a materially adverse effect on our operating results.

Regulation

Public concern over health, safety and preservation of the environment has resulted in the enactment of a broad range of environmental laws and regulations by local, state and federal lawmakers and agencies. These laws and the implementing regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. To the extent changes in such laws, regulations and enforcement or other factors significantly reduce the exposures of manufacturers, owners, service providers and others to liability; the demand for our environmental services may be significantly reduced.

Variability of Quarterly Financial Results

Variations in our revenues and operating results occur from time to time, as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter, the number of working days in a quarter, employee hiring and utilization rates, and integration of companies acquired. Because a high percentage of our expenses, particularly personnel and facilities related, are relatively fixed in advance of any particular quarter, a variation in the timing of the initiation or the completion of our client assignments, at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Exponent is exposed to some interest rate risk associated with our revolving reducing mortgage note secured by our headquarters building. Our general policy for selecting among the interest rate options and related terms will be to minimize interest expense. However, given the risk of interest rate fluctuations, we cannot be certain that the lowest rate option will always be obtained, thereby consistently minimizing our interest expense. No sensitivity analysis was performed on our exposure to interest rate fluctuations, however, given the historical low volatility of both the prime and LIBOR interest rates, we believe that any exposure would be minimal. See further discussion under Note 3 of Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

See Item 14 of this Form 10-K for required financial statements and supplementary data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Proposal No. 1: Election of Directors” and “Compliance with Section 16(a) of the Exchange Act.” See Item 1 for information regarding the executive officers of the Company.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Executive Officer Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Stock Ownership”.

Item 13.	Certain Relationships and Related Transactions

Not applicable.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Annual Report on Form 10-K.

1.  Financial Statements

The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Independent Auditors’ Report are included herewith:

2.  Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended December 28, 2001, December 29, 2000 and December 31, 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Exponent, Inc.

Page
Schedule II— Valuation and qualifying accounts	36

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the Report.

3.  Exhibits

Page

(a) Exhibit Index	37

(b)  Reports on Form 8-K

None

EXPONENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years
	2001	2000	1999
(In thousands, except per share data)
Revenues	$104,497	$101,598	$93,271

Operating expenses:
Compensation and related expenses	68,191	64,459	59,632
Other operating expenses	17,362	16,906	16,279
General and administrative expenses	9,327	9,571	9,377

	94,880	90,936	85,288

Operating income	9,617	10,662	7,983

Other income (expense):
Interest income (expense), net	51	18	(679)
Miscellaneous income, net	961	2,037	1,948

Income from continuing operations before income taxes	10,629	12,717	9,252

Income taxes	4,507	5,289	3,841

Income from continuing operations	6,122	7,428	5,411

Discontinued operations:
Loss from operations of BCS Wireless, Inc. (net of tax benefit of ($70) and ($158), respectively)	—	(97)	(223)
Gain on disposition of BCS Wireless, Inc. (net of taxes of $320)	—	451	—

Net income	$6,122	$7,782	$5,188

Income per share from continuing operations:
Basic	$0.94	$1.12	$0.80
Diluted	$0.85	$1.05	$0.78
Income (loss) per share from discontinued operations:
Basic	$—	$0.05	$(0.03)
Diluted	$—	$0.05	$(0.03)
Net income per share:
Basic	$0.94	$1.17	$0.77
Diluted	$0.85	$1.10	$0.75
Shares used in per share computations:
Basic	6,506	6,631	6,750
Diluted	7,176	7,089	6,894

The accompanying notes are an integral part of the Consolidated Financial Statements.

EXPONENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years
	2001	2000	1999
(In thousands)
Net income	$6,122	$7,782	$5,188

Other comprehensive losses:
Foreign currency translation adjustments	(19)	(31)	(50)

Comprehensive income	$6,103	$7,751	$5,138

The accompanying notes are an integral part of the Consolidated Financial Statements.

EXPONENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Fiscal Years
	2001	2000
(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$7,815	$6,379
Accounts receivable, net of allowance for doubtful accounts of $1,865 and $2,162, respectively	38,607	32,257
Prepaid expenses and other assets	2,471	2,892
Deferred income taxes	2,165	1,908

Total current assets	51,058	43,436

Property, equipment and leasehold improvements, net	32,640	34,007
Goodwill	6,576	7,250
Other assets	760	933

	$91,034	$85,626

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,646	$4,232
Current installment of long-term obligations	359	839
Accrued payroll and employee benefits	12,897	13,275
Deferred revenues	1,409	1,057

Total current liabilities	19,311	19,403

Long-term obligations, net of current installments	81	227
Deferred income taxes	414	56
Other obligations	697	603

Total liabilities	20,503	20,289

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value; 20,000 shares authorized; 7,923 and 7,910 shares issued and outstanding, respectively	8	8
Additional paid in capital	32,509	33,016
Accumulated other comprehensive losses	(116)	(97)
Retained earnings	48,374	42,252
Treasury shares, at cost: 1,435 and 1,454 shares held, respectively	(10,244)	(9,842)

Total stockholders’ equity	70,531	65,337

	$91,034	$85,626

The accompanying notes are an integral part of the Consolidated Financial Statements.

EXPONENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Accumulated other comprehensive losses	Retained earnings	Treasury		Total
	Shares	Amount				Shares	Amount
(In thousands)
Balance at January 1, 1999	7,902	$8	$33,257	$(16)	$29,575	(702)	$(4,509)	$58,315
Sale of stock pursuant to employee stock plans	—	—	8	—	(293)	200	1,213	928
Stock based compensation	—	—	101	—	—	—	—	101
Purchase of treasury shares	—	—	—	—	—	(721)	(4,374)	(4,374)
Foreign currency translation adjustments	—	—	—	(50)	—	—	—	(50)
Other	—	—	40	—	—	—	—	40
Net income	—	—	—	—	5,188	—	—	5,188

Balance at December 31, 1999	7,902	8	33,406	(66)	34,470	(1,223)	(7,670)	60,148
Sale of stock pursuant to employee stock plans	—	—	(496)	—	—	249	1,986	1,490
Net issuance of common stock	8	—	—	—	—	—	—	—
Stock based compensation	—	—	67	—	—	—	—	67
Purchase of treasury shares	—	—	—	—	—	(480)	(4,158)	(4,158)
Foreign currency translation adjustments	—	—	—	(31)	—	—	—	(31)
Other	—	—	39	—	—	—	—	39
Net income	—	—	—	—	7,782	—	—	7,782

Balance at December 29, 2000	7,910	8	33,016	(97)	42,252	(1,454)	(9,842)	65,337
Sale of stock pursuant to employee stock plans	—	—	(860)	—	—	385	3,413	2,553
Net issuance of common stock	13	—	221	—	—	—	—	221
Stock based compensation	—	—	132	—	—	—	—	132
Purchase of treasury shares	—	—	—	—	—	(366)	(3,815)	(3,815)
Foreign currency translation adjustments	—	—	—	(19)	—	—	—	(19)
Net income	—	—	—	—	6,122	—	—	6,122

Balance at December 28, 2001	7,923	$8	$32,509	$(116)	$48,374	(1,435)	$(10,244)	$70,531

The accompanying notes are an integral part of the Consolidated Financial Statements.

EXPONENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
	2001	2000	1999
(In thousands)
Cash flows from operating activities:
Net income	$6,122	$7,782	$5,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,683	4,434	4,416
Gain on disposition of BCS Wireless, Inc.	—	(451)	—
Gain on sale of building	—	—	(213)
Provision for doubtful accounts	1,593	2,024	2,573
Stock based compensation	132	67	101
Change in deferred income taxes	101	(98)	(53)
Changes in operating assets and liabilities:
Accounts receivable	(7,943)	2,725	(7,517)
Prepaid expenses and other assets	(237)	474	1,414
Accounts payable and accrued liabilities	414	292	1,596
Accrued payroll and employee benefits	(378)	2,240	2,824
Deferred revenues	352	1,057	—
Other obligations	(71)	(121)	(86)
Net operating activities of discontinued operations	—	693	486

Net cash provided by operating activities	4,768	21,118	10,729

Cash flows from investing activities:
Proceeds from sale of building	—	—	4,411
Capital expenditures	(2,192)	(8,691)	(4,971)
Proceeds from disposition of BCS Wireless, Inc., net	—	1,870	—
Other assets	(59)	(1,233)	38
Net investing activities of discontinued operations	—	(34)	(59)

Net cash used in investing activities	(2,251)	(8,088)	(581)

Cash flows from financing activities:
Proceeds from borrowings and issuance of long-term obligations	—	—	20,266
Repayments of borrowings and long-term obligations	(40)	(3,998)	(33,050)
Repurchase of common stock	(3,815)	(4,158)	(4,374)
Net issuance of common stock	2,774	1,490	928
Net financing activities of discontinued operations	—	15	—

Net cash used in financing activities	(1,081)	(6,651)	(16,230)

Net increase (decrease) in cash and cash equivalents	1,436	6,379	(6,082)
Cash and cash equivalents at beginning of year	6,379	—	6,082

Cash and cash equivalents at end of year	$7,815	$6,379	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

EXPONENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

Basis of Presentation

Exponent, Inc. together with its subsidiaries (referred to as the “Company”) is a science and engineering consulting firm that provides solutions to complex problems. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

The Company operates on a 52-53 week fiscal calendar year with each year ending on the Friday closest to December 31st. Fiscal periods 2001, 2000 and 1999 will be represented by the fiscal period dates ending December 28, 2001, December 29, 2000 and December 31, 1999, respectively.

Revenue Recognition

The Company derives most of its revenue from professional service activities; generally at the time services are performed. The majority of these activities are provided under a time and materials or fixed-price billing arrangement with revenues consisting of professional fees and expenses and fees for the use of the Company’s equipment and facilities in connection with the services provided. On fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion of services rendered.

The Company reports revenue net of outside direct expenses, which consist primarily of subcontractor fees and travel expenses. Outside direct expenses reported against revenue were approximately $19,062,000, $30,232,000 and $18,727,000 in fiscal 2001, 2000 and 1999, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents consist of highly liquid investments such as money market mutual funds and commercial paper with original maturities of three months or less.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Buildings are depreciated over their estimated useful lives ranging from thirty to forty years. Equipment is depreciated over its estimated useful life, which generally ranges from two to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives, generally seven years, or over the term of the related lease.

Impairment of Long-Lived Assets and Assets to be Disposed Of

The Company evaluates long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets or goodwill in fiscal 2001, 2000 or 1999. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of the net assets of various entities acquired by the Company accounted for under the purchase method of accounting. During fiscal 2001, the Company amortized goodwill on a straight-line basis. For fiscal 2002 and beyond, the Company will adopt the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects. The Company had $1.4 million and $1.1 million in deferred revenues as of December 28, 2001 and December 29, 2000, respectively. Prior to fiscal 2000, the amount of deferred revenues for the Company was not significant.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable and debt obligations approximates their fair values, which for debt is based upon current rates available to the Company.

Stock Based Compensation

The Company uses the intrinsic value method to account for all of its employee stock-based compensation plans.

Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method, even when antidilutive, if their effect would be dilutive on the per share amount of income from continuing operations.

The following schedule reconciles the denominators of the Company’s calculation for basic and dilutive net income per share:

	Fiscal Years
	2001	2000	1999
(In thousands)
Shares used in basic per share computation	6,506	6,631	6,750
Effect of dilutive common stock options outstanding	670	458	144

Shares used in diluted per share computation	7,176	7,089	6,894

Common stock options to purchase 145,791, 221,354 and 892,068 shares were excluded from the diluted per share calculation for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively, due to their antidilutive effect.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Statement No. 133 was effective for the fiscal quarter ending March 30, 2001. The Company does not currently use derivative instruments or hedging activities and therefore has determined that the adoption of Statement No. 133 has not had a material effect on its consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”. SFAS No. 141 addresses the accounting for and reporting of business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method. This statement applies to all business combinations initiated after June 30, 2001 and is effective immediately. The Company did not make any acquisitions in 2001 and accordingly the adoption of SFAS No.141 did not have a material effect on its consolidated financial statements.

Note 2:    Property, Equipment and Leasehold Improvements

	Fiscal Years
	2001	2000
(In thousands)
Property:
Land	$4,450	$4,450
Buildings	32,207	31,994
Construction in progress	162	10
Equipment:
Machinery and equipment	23,720	22,412
Office furniture and equipment	5,099	5,006
Leasehold improvements	4,717	4,649

	70,355	68,521
Less accumulated depreciation and amortization	37,715	34,514

Property, equipment and leasehold improvements, net	$32,640	$34,007

Note 3:    Long-term Obligations
	Fiscal Years
	2001	2000
( In thousands)
Mortgage note	$—	$—
Insurance financing	316	974
Capital leases	124	92
Other obligations	697	603

	1,137	1,669
Less current installments	359	839

Long-term obligations, net of current portion	$778	$830

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30.0 million, is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008, as scheduled in the Mortgage Note agreement. As of December 28, 2001, $27.4 million was available to be borrowed. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the Mortgage Note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

At December 28, 2001 and December 29, 2000, other obligations were $697,000 and $603,000, respectively, which consisted primarily of deferred rent and deferred compensation.

Principal payments due on long-term obligations are $359,000, $36,000, $34,000 and $11,000 in fiscal 2002 through fiscal 2005 respectively.

Note 4:    Income Taxes

Total income tax expense for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999 was allocated as follows:

	Fiscal Years
	2001	2000	1999
(In thousands)
Income from continuing operations	$4,507	$5,289	$3,841
Discontinued operations – BCS	—	250	(158)

Total	$4,507	$5,539	$3,683

Income tax expense attributable to income from continuing operations consists of the following:

	Fiscal Years
	2001	2000	1999
(In thousands)
Current
Federal	$3,571	$4,303	$2,836
State	835	1,084	1,058

	4,406	5,387	3,894
Deferred
Federal	116	(200)	(65)
State	(15)	102	12

	101	(98)	(53)

Total	$4,507	$5,289	$3,841

The Company’s effective tax rate differs from the statutory federal tax rate of 34%, 35% and 34% for fiscal years 2001, 2000 and 1999, respectively, as shown in the following schedule:

	Fiscal Years
	2001	2000	1999
(In thousands)
Tax at federal statutory rate	$3,614	$4,451	$3,146
State taxes, net of federal benefit	541	771	706
Amortization of goodwill non-deductable for tax	135	135	133
Foreign rate difference	15	30	45
Other	202	(98)	(189)

Tax expense from continuing operations	$4,507	$5,289	$3,841

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2001 and December 29, 2000 are presented below:

	Fiscal Years
	2001	2000
(In thousands)
Deferred tax assets:
State taxes	$—	$(33)
Compensated absences	1,321	1,080
Accrued liabilities and reserves	986	989
Capital loss carryforward	349	361

Total deferred tax assets	2,656	2,397

Deferred tax liabilities:
State taxes	(141)	—
Deductible goodwill	(188)	(178)
Plant and equipment	(566)	(352)
Other	(10)	(15)

Total deferred tax liabilities	(905)	(545)

Net deferred tax assets	$1,751	$1,852

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred assets.

The Company has a capital loss carryforward of $824,000 for federal and state tax purposes that will expire in fiscal year 2002. The tax effect on this capital loss carryforward resulted in a deferred tax asset of $349,000, as shown in the table above.

Note 5:    Stockholders’ Equity

Preferred Stock

The Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of the shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. There are no shares of preferred stock outstanding.

Accumulated Other Comprehensive Losses

Accumulated other comprehensive losses consist of a cumulative foreign translation adjustment.

Employee Stock Purchase Plan

        The Company authorized 400,000 shares of common stock for issuance under the original 1992 Employee Stock Purchase Plan (The “Purchase Plan”). All shares authorized under the original plan were distributed by the second quarter of fiscal 1999. At the 1999 Stockholders’ Meeting an amendment to the Purchase Plan was approved. This amendment authorized an additional 400,000 shares for distribution and also inserted a clause in the Purchase Plan that states “that an annual increase can be added on each anniversary date of the adoption of the Plan equal to the lesser of: 200,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors.” In fiscal 2001, the Board of Directors approved an increase of 195,000 shares to this plan.

Qualified employees may elect to have a certain percentage (not to exceed 15%) of their salary withheld for purchase of stock pursuant to this plan. The Purchase Plan allows employees to purchase Company shares at 85% of the lower of, the fair market value of the common stock at the beginning or ending of the offering period. As of December 28, 2001, 658,244 shares have been sold under the Purchase Plan. Weighted average purchase prices for shares sold under the plan in fiscal 2001, 2000 and 1999 were $6.91, $5.31 and $4.50, respectively. The Company recognized $0, $0 and $101,000 in stock-based compensation expense related to the Purchase Plan in fiscal 2001, 2000 and 1999, respectively.

Restricted Stock Plan

The Restricted Stock Plan was approved at the 1999 Stockholders’ Meeting. The terms of the restrictions are to be determined by the Board of Directors upon grant. This plan initially provided for 100,000 shares to be available for grant and includes a clause that states “that an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 200,000 shares, 2% of outstanding shares on such date or a lesser amount determined by the Board of Directors.” The Board of Directors approved increases of 130,000 shares and 133,000 shares in 2001 and 2000, respectively. As of December 28, 2001, no shares have been granted under the 1999 Restricted Stock Plan.

Stock Option Plans

The 1999 Stock Option Plan is an incentive stock option plan, which provided initially for 400,000 shares to be available for grant. The plan includes a clause that states “that an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 300,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors.” The Board of Directors approved increases of 195,000 shares and 200,000 shares in 2001 and 2000, respectively. The plan provides for a grant of incentive stock options, non-statutory stock options and stock purchase rights at an exercise price equal to the fair market value of the shares. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of December 28, 2001, the Company has granted 585,000 shares under the 1999 Stock Option Plan, all of which are outstanding.

The 1998 Stock Option Plan is a non-statutory stock option plan, which initially covered up to an aggregate of 300,000 shares of common stock. The Board of Directors approved an increase of 300,000 shares to this plan in 2000 and an increase of 55,000 shares to this plan in 1999. The 1998 Stock Option Plan provides for the grant of restricted stock or of non-qualified options. The non-qualified options are exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of December 28, 2001, the Company has granted 594,133 shares under the 1998 Stock Option Plan, of which 20,997 were restricted shares. There were 542,633 shares outstanding under this plan at December 28, 2001. The Company recognized $132,000, $67,000 and $0 in stock-based compensation expense related to the 1998 Stock Option Plan in fiscal 2001, 2000 and 1999, respectively.

The 1990 Stock Option Plan is an incentive stock option plan, which covers up to an aggregate of 2,000,000 shares of common stock. This plan expired in 2000. The 1990 Stock Option Plan provided for the grant of either incentive stock options, exercisable at a price equal to the fair market value of the shares at the date of grant, or non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. All 2,000,000 shares have been granted, of which 1,258,101 shares remained outstanding as of December 28, 2001.

In addition, the Company had a stock option plan for one officer covering up to 119,000 shares of common stock, all of which have been granted and 97,660 shares were exercised as of December 29, 2000. The remaining 21,340 options expired in 2000. Also, under a 1991 plan, which has since expired, the Company granted non-qualified options to purchase shares of common stock to non-employee directors. As of December 28, 2001, 42,000 options granted under this plan to two non-employee directors, remained outstanding and exercisable.

Option activity under the stock option plans is as follows1:

	Options available for grant	Number of shares outstanding	Weighted- average exercise price
Balance as of January 1, 1999	279,870	1,903,057	$6.31
Options granted	(352,200)	352,200	6.37
Options cancelled	33,112	(33,112)	6.99
Options exercised	—	(62,000)	4.95
Additional shares reserved	455,000	—	—

Balance as of December 31, 1999	415,782	2,160,145	$6.35
Options granted	(588,318)	588,318	7.91
Options cancelled	172,320	(172,320)	7.25
Options exercised	—	(158,075)	6.36
Options expired	(82,613)	—	—
Additional shares reserved	500,000	—	—

Balance as of December 29, 2000	417,171	2,418,068	$6.67
Options granted	(328,679)	328,679	10.99
Options cancelled	14,525	(14,525)	7.11
Options exercised	—	(304,488)	6.32
Options expired	(11,525)	—	—
Additional shares reserved	195,000	—

Balance as of December 28, 2001	286,492	2,427,734	$7.29

[1]	Does not include restricted stock plans.

Information regarding options outstanding at December 28, 2001 is summarized below:

	Outstanding			Exercisable
Range of exercise price	Number of shares	Weighted- average remaining life in years	Weighted- average exercise price	Number of shares	Weighted average exercise price
$4.75-$5.75	685,486	4.60	$5.27	573,011	$5.18
$5.88-$7.13	542,233	5.11	$6.60	408,983	$6.61
$7.22-$7.50	493,393	6.18	$7.28	268,393	$7.33
$8.00-$10.19	491,955	7.99	$9.09	148,482	$8.89
$10.40-$11.72	214,667	9.34	$11.45	—	—

	2,427,734	6.14	$7.30	1,398,869	$6.40

Pro Forma Fair Value Information

The Company uses the intrinsic value method in accounting for its Employee Stock Purchase Plan and Stock Option Plans, collectively called “Options”. The Options are generally granted at exercise prices equal to the fair value of the Company’s common stock on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” SFAS 123 requires the Company to disclose pro forma information regarding net income and net income per share as if the Company had accounted for its Options under the fair value method. Under the fair value method, compensation expense is calculated for options granted using a defined valuation technique. The Company uses the Black-Scholes option-pricing model to calculate the fair value of its Options. In calculating the fair value of an option at the date of grant, the Black-Scholes option-pricing model requires the input of highly subjective assumptions. The Company used the following weighted average assumptions for 2001, 2000 and 1999:

	Employee Purchase Plan			Stock Option Plan
	2001	2000	1999	2001	2000	1999
Expected life (in years)	1.0	1.0	1.0	6.9	6.7	5.7
Risk-free interest rate	3.1%	5.9%	5.3%	5.1%	6.4%	4.2%
Volatility	0.58	0.61	0.49	0.73	0.75	1.00
Dividend yield	0%	0%	0%	0%	0%	0%

Using the above assumptions, the weighted average fair value of options granted during 2001, 2000 and 1999 was $7.68, $5.84 and $4.76, respectively.

Had the Company determined compensation cost based on the estimated fair value at the grant date for its Options under SFAS No. 123, the Company’s income from continuing operations would have been adjusted to the pro forma amounts indicated below:

	Fiscal Years
	2001	2000	1999
(In thousands, except per share data)
Income from continuing operations:
As reported	$6,122	$7,428	$5,411
Pro forma	$3,737	$5,736	$4,007

Income per share from continuing operations:
As reported:
Basic	$0.94	$1.12	$0.80
Diluted	$0.85	$1.05	$0.78
Pro forma:
Basic	$0.57	$0.87	$0.59
Diluted	$0.52	$0.81	$0.58

Note 6:    Retirement Plans

The Company provides a 401(k) plan for its employees whereby the Company contributes to each eligible employee’s 401(k) account, 7% of the employee’s base salary plus overtime, regardless of the amount contributed by the employee. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter for employees hired after January 1, 1999 and immediately for employees hired as of December 31, 1998. The Company’s expenses related to this plan were $3,161,000, $2,941,000 and $2,815,000 in fiscal 2001, 2000 and 1999, respectively.

Note 7:    Commitments and Contingencies

The following is a summary of the future minimum payments, net of rental income, required under non-cancelable operating leases, with terms in excess of one year, as of December 28, 2001:

Year ending	Lease commitments	Rental income	Net future payments
(In thousands)
2002	$4,366	$(360)	$4,006
2003	3,771	(319)	3,452
2004	2,659	(184)	2,475
2005	2,110	—	2,110
2006	1,425	—	1,425
Thereafter	4,039	—	4,039

	$18,370	$(863)	$17,507

Total expense from rents and operating leases in 2001, 2000 and 1999 was $4,354,000, $4,301,000 and $4,225,000, respectively.

From time to time, the Company may be subject to other claims that arise in the ordinary course of business. In the opinion of management, there are currently no matters that would have a material adverse effect on the Company’s consolidated financial position, if unfavorably resolved.

Note 8:    Other Income and Expense

Interest and other income (expense), net, consisted of the following:

	Fiscal Years
	2001	2000	1999
(In thousands)
Interest income	$117	$132	$139
Interest expense	(66)	(114)	(818)
Rental income	871	1,526	1,519
Other	90	511	429

Total	$1,012	$2,055	$1,269

Note 9:    Client and Industry Credit Risk

The Company serves clients in various segments of the economy. During 2001, 2000 and 1999 the Company provided services representing approximately 21%, 21% and 20%, respectively, of gross revenues from continuing operations to clients and to organizations and insurers acting on behalf of clients in the transportation industry. Additionally, during 2001, 2000 and 1999 the Company derived approximately 14%, 24% and 12%, respectively, of gross revenues from professional services provided to government agencies and contractors.

Gross revenues of $8,505,000, $12,608,000 and $8,584,000 in fiscal 2001, 2000 and 1999, respectively, were earned on engagements for a single client or for organizations insuring or providing services to such client in the transportation industry. As of December 28, 2001 and December 29, 2000, accounts receivable included $2,131,000 and $2,006,000, respectively, related to a single client.

Additionally, in fiscal years 2001, 2000 and 1999, gross revenues of approximately $13,266,000, $28,082,000 and $12,500,000, respectively, were earned on an engagement for a client or for organizations providing services to such client in the government sector. As of December 28, 2001 and December 29, 2000, accounts receivable included $4,955,000 and $2,308,000, respectively, related to this client.

The majority of the Company’s clients are Fortune 500 companies or government agencies that pose minimal credit risk. The Company maintains reserves for potential credit losses.

Note 10:    Acquisition

On September 30, 2000, the Company acquired all of the outstanding capital stock of Lockwood-Singh & Associates, Inc., a Los Angeles based provider of geotechnical engineering and geologic consulting services, for $1.031 million in cash. The Company initially recorded approximately $467,000 of goodwill related to the acquisition. The terms of the purchase also considered additional future payments based on the achievement of certain performance criteria. During fiscal 2001, an additional payment of $160,000 was made and recorded as goodwill. Approximately $159,000 in goodwill has been amortized through December 28, 2001. The remaining goodwill balance of $468,000 will be subject to periodic impairment testing, as a result of the Company’s adoption of SFAS No. 142 in fiscal 2002. Following the acquisition, the net assets and staff of Lockwood-Singh & Associates, Inc. became part of Exponent’s Civil Engineering practice.

This acquisition has been accounted for as a purchase and, accordingly, the purchase price was allocated to the net assets acquired based on the estimated fair market value at the date of the acquisition. The results of operations from the date of acquisition have been included in the Company’s consolidated financial statements. Pro forma disclosures giving effect to the acquisition of Lockwood-Singh & Associates do not differ materially from the Company’s historical results.

Note 11:    Discontinued Operations

The Company committed to a formal plan to divest BCS Wireless, Inc. effective April 2, 1999. On May 1, 2000, the Company sold certain assets of BCS for $2.0 million in cash and the assumption of approximately $745,000 in liabilities. The Company recorded a gain on the disposition of BCS of $451,000, net of taxes of $320,000. The Company retained approximately $400,000 in net cash and $1.4 million in net accounts receivable of BCS. As of December 29, 2000, no net accounts receivable of BCS remained outstanding. The results of operations for BCS for all fiscal years presented have been recorded as a discontinued operation.

Note 12: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
	2001	2000	1999
(In thousands)
Cash paid during the year:
Interest	$109	$173	$718
Income taxes	$4,497	$7,031	$4,125
Non-cash investing and financing activities:
Issuance of debt for financing of insurance policies	$437	$977	$1,121
Capital lease for equipment	$72	$90	—

Note 13:    Segment Reporting

The Company has two operating segments based on two primary areas of service. One operating segment provides services in the area of environmental, epidemiology and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment. The Company’s other operating segment is a broader service group providing technical consulting in different practices and primarily in the areas of impending litigation and technology development.

Segment information is presented for selected data from the statements of operations and statements of cash flows for fiscal years 2001, 2000 and 1999. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 28, 2001 and December 29, 2000.

Revenues
	Fiscal Years
	2001	2000	1999
(In thousands)
Environmental and health	$24,924	$22,734	$20,810
Other scientific and engineering	79,573	78,864	72,461

Total revenues	$104,497	$101,598	$93,271

Operating Income
	Fiscal Years
	2001	2000	1999
(In thousands)
Environmental and health	$6,449	$5,085	$3,265
Other scientific and engineering	16,140	20,284	18,724

Total segment operating income	22,589	25,369	21,989
Corporate operating expense	(12,972)	(14,707)	(14,006)

Total operating income	$9,617	$10,662	$7,983

Assets
	Fiscal Years
	2001	2000
(In thousands)
Environmental and health	$9,649	$9,190
Other scientific and engineering	48,860	44,485

Total segment assets	58,509	53,675
Corporate assets	32,525	31,951

Total assets	$91,034	$85,626

Capital Expenditures
	Fiscal Years
	2001	2000	1999
(In thousands)
Environmental and health	$94	$325	$257
Other scientific and engineering	1,531	8,073	4,373

Total segment capital expenditures	1,625	8,398	4,630
Corporate capital expenditures	567	293	341

Total capital expenditures	$2,192	$8,691	$4,971

Depreciation and Amortization
	Fiscal Years
	2001	2000	1999
(In thousands)
Environmental and health	$227	$242	$223
Other scientific and engineering	2,601	2,368	2,351

Total segment depreciation and amortization	2,828	2,610	2,574
Corporate depreciation and amortization	1,855	1,824	1,842

Total depreciation and amortization	$4,683	$4,434	$4,416

Information regarding Exponent’s operations in different geographical areas:

Revenues 1
	Fiscal Years
	2001	2000	1999
(In thousands)
United States	$102,435	$99,231	$90,819
Foreign Countries	2,032	2,367	2,452

Total	$104,497	$101,598	$93,271

Property, Plant and Equipment, Net
	Fiscal Years
	2001	2000
(In thousands)
United States	$32,584	$33,963
Foreign Countries	56	44

Total	$32,640	$34,007

[1]	Geographic revenues are allocated based on the location of the client.

Note 14:    Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

	Fiscal 2001
	March 30, 2001	June 29, 2001	September 28, 2001	December 28, 2001
(In thousands, except per share data)
Revenues	$27,861	$25,326	$26,446	$24,864
Operating income	3,713	1,456	2,620	1,828
Income from continuing operations before income taxes	4,195	1,657	2,792	1,985
Income from continuing operations	2,425	953	1,613	1,131

Net income	$2,425	$953	$1,613	$1,131

Income per share from continuing operations
Basic	$0.37	$0.15	$0.25	$0.17
Diluted	$0.34	$0.13	$0.23	$0.16
Net income per share
Basic	$0.37	$0.15	$0.25	$0.17
Diluted	$0.34	$0.13	$0.23	$0.16
Shares used in per share computations
Basic	6,471	6,560	6,527	6,466
Diluted	7,174	7,312	7,148	7,071

	Fiscal 2000
	March 31, 2000	June 30, 2000	September 29, 2000	December 29, 2000
(In thousands, except per share data)
Revenues	$26,126	$25,619	$25,474	$24,379
Operating income	3,289	2,846	2,906	1,621
Income from continuing operations before income taxes	3,658	3,374	3,357	2,328
Income from continuing operations	2,141	1,978	1,966	1,343
Discontinued operations	56	298	—	—

Net income	$2,197	$2,276	$1,966	$1,343

Income per share from continuing operations
Basic	$0.32	$0.30	$0.30	$0.21
Diluted	$0.30	$0.28	$0.28	$0.19
Net income per share
Basic	$0.33	$0.34	$0.30	$0.21
Diluted	$0.31	$0.32	$0.28	$0.19
Shares used in per share computations
Basic	6,681	6,690	6,606	6,549
Diluted	7,075	7,105	7,104	7,068

Independent Auditors’ Report

The Board of Directors and Stockholders
Exponent, Inc.

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries as of December 28, 2001 and December 29, 2000, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 28, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ending December 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/	KPMG LLP

Mountain View, California
January 23, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC. (Registrant)

Date:	March 28, 2002	By:	/s/ RICHARD L. SCHLENKER, JR.
Richard L. Schlenker, Jr. Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MICHAEL R. GAULKE Michael R. Gaulke	Chief Executive Officer, President and Director	March 28, 2002

/s/ RICHARD L. SCHLENKER, JR. Richard L. Schlenker, Jr.	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 28, 2002

/s/ ROGER L. MCCARTHY Roger L. McCarthy	Chairman of the Board	March 28, 2002

/s/ SUBBAIAH V. MALLADI Subbaiah V. Malladi	Chief Technical Officer and Director	March 28, 2002

/s/ EDWARD J. KEITH Edward J. Keith	Vice Chairman of the Board	March 28, 2002

/s/ SAMUEL H. ARMACOST Samuel H. Armacost	Director	March 28, 2002

/s/ BARBARA M. BARRETT Barbara M. Barrett	Director	March 28, 2002

/s/ JON R. KATZENBACH Jon R. Katzenbach	Director	March 28, 2002

/s/ LESLIE G. DENEND Leslie G. Denend	Director	March 28, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deletions
	Balance at Beginning of Year	Provision Charged to Expenses	Increase in Provision	Accounts Written-off Net of Recoveries	Reduction in Provision	Balance at End of Year
(In thousands)
Year Ended December 28, 2001 Allowance for Doubtful Accounts	$2,162	$1,593	$—	$(1,886)	$(4)	$1,865
Year Ended December 29, 2000 Allowance for Doubtful Accounts	$1,527	$2,024	$13	$(1,402)	$—	$2,162
Year Ended December 31, 1999 Allowance for Doubtful Accounts	$1,000	$2,573	$—	$(2,043)	$(3)	$1,527

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Registration statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference to the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.1	1989 Stock Option Plan for Subbaiah. V. Malladi (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.2
Stock Option Agreement, dated May 30, 1989, between the Company and Subbaiah V. Malladi (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.3
Stock Option Agreement dated June 22, 1990, between the Company and Subbaiah V. Malladi (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.4	1990 Stock Option and Rights Plan, as amended through March 31, 1993 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

*10.5
Form of Incentive Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.6
Form of Nonqualified Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.7
Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.8
Form of Agreement between the Company and non-employee members of the Board of Directors, dated March 25, 1991, regarding exchange of rights to receive shares for nonqualified stock options (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

*10.9
Form of Nonqualified Stock Option Agreement between the Registrant and non-employee members of the Board of Directors dated March 25, 1991 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

Exhibit No.	Description

*10.10	1991 Restricted Stock Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

*10.11
Amendment to Incentive Stock Option Agreement between the Company and Subbaiah V. Malladi, dated June 27, 1991 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

*10.12
Form of Incentive Stock Option Agreement, between the Registrant and optionees under the 1990 Stock Option and Rights Plan, relative to replacement of outstanding options (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

*10.13
Form of Nonqualified Stock Option Agreement, between the Registrant and non-employee members of the Board of Directors, relative to replacement of outstanding options (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

*10.14
Amendment to Stock Option Agreement, between the Registrant and Subbaiah V. Malladi, relative to repricing outstanding option under 1989 Stock Option Plan for Malladi V. Subbaiah (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

*10.15
Form of Stock Option Agreement between the Company and Subbaiah V. Malladi, relative to replacement of outstanding option under 1990 Stock Option and Rights Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

10.16	Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1994).

10.17
Acquisition agreement between Exponent Environmental Group, Inc. (formerly named Performance Technologies, Incorporated) and Exponent, Inc. (formerly the Failure Group, Inc.) dated May 16, 1997 (incorporated by reference to the Company’s Form 8-K/A filed on July 30, 1997 which was amendment number 1 to the Company’s Report on Form 8-K filed on May 30, 1997).

*10.18	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.19	Revolving reducing note with Wells Fargo Bank dated January 27, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.20	Line of credit note with Wells Fargo Bank dated January 27, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.21
Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.22	Exponent, Inc. Employee Stock Purchase Plan, as amended and restated March 23,1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.23	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.24	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

Exhibit No.	Description

10.25	First Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999.

10.26	Second Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999.

21.1	List of subsidiaries.

23.1	Report on financial statement schedule and consent of KPMG LLP, independent auditors.

*	Indicates management compensatory plan, contract or arrangement.