Form 10-Q
period 2002-03-29
EXPONENT INC
filed 2002-05-10
CIK 851520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-18655

EXPONENT, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0218904
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

149 COMMONWEALTH DRIVE, MENLO PARK, CALIFORNIA	94025
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (650) 326-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2002
Common Stock $.001 par value	6,688,990 shares

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 29, 2002 and December 28, 2001
(in thousands, except share data)
(unaudited)

	March 29, 2002	December 28, 2001
Assets
Current assets:
Cash and cash equivalents	$7,055	$7,815
Accounts receivable, net of allowance for doubtful accounts of $1,784 and $1,865, respectively	38,048	38,607
Prepaid expenses and other assets	3,922	2,471
Deferred income taxes	1,815	2,165

Total current assets	50,840	51,058

Property, equipment and leasehold improvements, net	32,140	32,640
Goodwill	6,616	6,576
Other assets	769	760

	$90,365	$91,034

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,101	$4,646
Current installments of long-term obligations	167	359
Accrued payroll and employee benefits	9,863	12,897
Deferred revenues	868	1,409

Total current liabilities	15,999	19,311

Long-term obligations, net of current installments	73	81
Deferred income taxes	414	414
Other obligations	707	697

Total liabilities	17,193	20,503

Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	32,254	32,509
Accumulated other comprehensive losses	(113)	(116)
Retained earnings	50,293	48,374
Treasury shares, at cost, 1,338,924 and 1,435,314 shares at March 29, 2002 and December 28, 2001, respectively	(9,270)	(10,244)

Total stockholders’ equity	73,172	70,531

	$90,365	$91,034

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended March 29, 2002 and March 30, 2001
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29, 2002	March 30, 2001
Revenues	$28,231	$27,861

Operating expenses:
Compensation and related expenses	18,478	18,179
Other operating expenses	4,033	4,070
General and administrative expenses	1,818	1,899

	24,329	24,148

Operating income	3,902	3,713

Other income, net:
Interest income, net	20	64
Miscellaneous income, net	92	418

	112	482

Income before income taxes	4,014	4,195

Income taxes	2,095	1,770

Net income	$1,919	$2,425

Net income per share:
Basic	$0.29	$0.37
Diluted	$0.26	$0.34

Shares used in per share computations:
Basic	6,545	6,471
Diluted	7,361	7,174

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters Ended March 29, 2002 and March 30, 2001
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2002	March 30, 2001
Net income	$1,919	$2,425

Other comprehensive income (loss):
Foreign currency translation adjustments	3	(25)

Comprehensive income	$1,922	$2,400

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended March 29, 2002 and March 30, 2001
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2002	March 30, 2001
Cash flows from operating activities:
Net income	$1,919	$2,425
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	898	1,175
Provision for doubtful accounts	(81)	(390)
Stock based compensation	67	67
Change in deferred income taxes	350	—
Changes in operating assets and liabilities:
Accounts receivable	640	(2,456)
Prepaid expenses and other assets	(1,650)	(1,147)
Accounts payable and accrued liabilities	456	378
Accrued payroll and employee benefits	(3,034)	(3,807)
Deferred revenues	(541)	(1,057)
Other obligations	(38)	(73)

Net cash used in operating activities	(1,014)	(4,885)

Cash flows from investing activities:
Capital expenditures	(344)	(711)
Other assets	(68)	(30)

Net cash used in investing activities	(412)	(741)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	—	(7)
Repurchase of common stock	(37)	(206)
Issuance of common stock	703	419

Net cash provided by financing activities	666	206

Net decrease in cash and cash equivalents	(760)	(5,420)
Cash and cash equivalents at beginning of period	7,815	6,379

Cash and cash equivalents at end of period	$7,055	$959

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters Ended
March 29, 2002 and March 30, 2001

Note 1:    Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is a science and engineering consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December. The Company’s fiscal quarters end on the Friday closest to the end of March, June, September and December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters ended March 29, 2002 and March 30, 2001, are not necessarily representative of the results of future quarterly or annual periods.

Note 2:    Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Dilutive per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options to purchase common stock using the treasury stock method.

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
	March 29, 2002	March 30, 2001
(In thousands)
Shares used in basic per share computation	6,545	6,471
Effect of dilutive common stock options outstanding	816	703

Shares used in diluted per share computation	7,361	7,174

Common stock options to purchase 97,857 and 39,390 shares were excluded from the diluted per share calculation for the fiscal quarters ended March 29, 2002 and March 30, 2001, respectively, due to their antidilutive effect.

Note 3:    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS 142, goodwill and other intangible assets with indefinite lives will no longer be amortized, but will instead be reviewed annually for impairment. The amortization provisions of SFAS 142 applied immediately to goodwill and other intangible assets acquired after June 30, 2001. For goodwill and other intangible assets with indefinite lives, acquired before June 30, 2001, the statement requires that amortization cease for fiscal years beginning after December 15, 2001. Exponent ceased amortization of its goodwill and other intangible assets with indefinite lives, beginning on December 29, 2001.

As of March 29, 2002, the Company had $6.6 million in goodwill. The Company also had $63,000 of other intangible assets that it will continue to amortize over the remaining useful lives. The Company plans to perform its initial test for impairment of goodwill during the second quarter of fiscal 2002 and if it determines that there is an impairment, it will recognize such impairment as the cumulative effect of an accounting change in the consolidated statement of operations.

The following table presents comparative earnings and earnings per share data as if the non-amortization provisions of SFAS No. 142 had been adopted for all periods presented:

	Three Months Ended
	March 29, 2002	March 30, 2001
(In thousands, except per share data)
Reported net income	$1,919	$2,425
Add: Goodwill amortization, net of tax	—	123

Adjusted net income	$1,919	$2,548

Reported basic earnings per share	$0.29	$0.37
Add: Goodwill amortization, net of tax	—	0.02

Adjusted basic earnings per share	$0.29	$0.39

Reported diluted earnings per share	$0.26	$0.34
Add: Goodwill amortization, net of tax	—	0.02

Adjusted diluted earnings per share	$0.26	$0.36

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued. SFAS No. 144 applies to all long-lived assets (including discontinued operations). SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provision of SFAS No. 144 as of December 29, 2001. There has been no impact on the Company’s condensed consolidated financial statements as a result of the adoption of SFAS No. 144.

Note 4:    Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
	March 29, 2002	March 30, 2001
(In thousands)
Cash paid during period:
Interest	$41	$18
Income taxes	$884	$39

Note 5:    Segment Reporting

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

Segment information for the quarters ended March 29, 2002 and March 30, 2001 follows:

Revenues
	Three Months Ended
	March 29, 2002	March 30, 2001
(In thousands)
Environmental and health	$6,832	$6,115
Other scientific and engineering	21,399	21,746

Total revenues	$28,231	$27,861

Operating Income
	Three Months Ended
	March 29, 2002	March 30, 2001
(In thousands)
Environmental and health	$1,515	$1,406
Other scientific and engineering	5,351	5,100

Total segment operating income	6,866	6,506
Corporate operating expense	(2,964)	(2,793)

Total operating income	$3,902	$3,713

Capital Expenditures
	Three Months Ended
	March 29, 2002	March 30, 2001
(In thousands)
Environmental and health	$31	$12
Other scientific and engineering	287	319

Total segment capital expenditures	318	331
Corporate capital expenditures	26	380

Total capital expenditures	$344	$711

Depreciation and Amortization
	Three Months Ended
	March 29, 2002	March 30, 2001
(In thousands)
Environmental and health	$47	$61
Other scientific and engineering	636	652

Total segment depreciation and amortization	683	713
Corporate depreciation and amortization	215	462

Total depreciation and amortization	$898	$1,175

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as the term is defined in the Private Securities Litigation Reform Act of 1995 and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Factors that could cause or contribute to material differences include those discussed elsewhere in this Report including under the caption “Factors Affecting Operating Results and Market Price of Stock”. The inclusion of forward-looking information should not be regarded as a representation by the Company, or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

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

Revenue recognition.    We derive our revenue primarily from professional fees earned on consulting engagements and fees earned for the use of our equipment and facilities, as well as third party expenses directly associated with the services that are billed to our clients. Third party expenses are included in revenues, net of related costs. The majority of our engagements are performed on time and material or fixed-price billing arrangements. On time and material type projects, revenue is generally recognized as the services are performed. On fixed-fee contracts, revenue is recognized based on the estimated percentage of completion of the services rendered.

Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period, if we made different judgments or utilized different estimates, especially on fixed-price, percentage of completion engagements. The estimate of percentage of completion is evaluated by us, in consultation with our project managers, and is based on the estimated remaining cost to complete using projected hours times standard rates and project milestones, such as the completion of scheduled phases of work.

All consulting contracts are subject to review by senior management, which requires a positive assessment of the collectability of contract amounts upon their initiation. If, during the course of the contract, we determine that collection of revenue is not reasonably assured, we reserve the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. We assess collection based on a number of factors, including past transaction history with the client and project manager, as well as the credit-worthiness of the client.

Allowance for doubtful accounts.    The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the period. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. Specifically, we analyze billed accounts receivable and unbilled work-in-process based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms when determining the allowance for doubtful accounts. As of March 29, 2002, our accounts receivable balance was $38.0 million, net of an allowance for doubtful accounts of $1.8 million.

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2002, we currently believe that we will realize 100% of our deferred tax asset. In the first quarter of 2002 we wrote off $350,000, related to an expiring capital loss carryforward, from our deferred tax asset balance. We believed that we would not be able to generate sufficient capital gains in 2002 to allow us to utilize this asset. As of March 29, 2002, we had net deferred tax assets of $2.3 million and net deferred tax liabilities of $905,000 for a net deferred tax asset of $1.4 million and a valuation allowance of $0.

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

When determining whether the carrying value of intangibles, long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of an impairment by comparison of the carrying amount of the asset to future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. As of March 29, 2002, net intangible assets and goodwill totaled approximately $6.7 million and our long-lived assets, consisting primarily of net property, equipment and improvements totaled, $32.1 million.

In 2002, the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective. As a result, we ceased amortizing approximately $6.6 million of goodwill. In place of amortization, this standard requires an annual impairment review beginning in fiscal 2002. We expect to complete our initial review during the second quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review; however, it is possible that a material impairment will be recorded at the time of the review.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2001, which are contained in our fiscal 2001 Annual Report on Form 10-K.

2002 Fiscal Quarter Ended March 29, 2002 compared to 2001 Fiscal Quarter Ended March 30, 2001

Revenues for the first quarter of fiscal 2002 were $28.2 million compared to $27.9 million for the same quarter in fiscal 2001, or an increase of 1.3%. This increase is primarily the result of higher billing rates as compared to the same period in the prior year. We experienced 11.7% revenue growth in our environmental and health segment, which had revenues of $6.8 million for the first quarter of 2002, compared to $6.1 million for the same quarter last year. This segment’s revenue grew as a result of increased billing rates and technical staff compared to last year. Our other scientific and engineering segment’s revenues for the first quarter of 2002 were $21.4 million versus $21.7 million in the same quarter last year, or a decrease of 1.6%. This segment’s revenues declined primarily as a result of lower revenues in our technology development practice related to the Land Warrior contract. The Land Warrior project experienced lower revenues due to our entering the pre-production phase of this program, which required a reduced effort by Exponent compared to the prior year.

Compensation and related expenses increased 1.6% to $18.5 million for the first quarter of fiscal 2002 compared to $18.2 million for the same period in fiscal 2001. The increase was due to the effect of annual salary increases for all employees, which was partially offset by reduced staff as compared to the prior year. On June 1, 2001, we reduced staff by seventeen full-time employees and nine contract employees, primarily in our technology development and vehicle analysis practices. During the first quarter of 2002, we further reduced our staff in the technology development and vehicle analysis practices by approximately fifteen full-time employees. We anticipate that the fiscal 2002 reduction made during the first quarter will result in fiscal 2002 cost savings of approximately $1 million beginning in the second quarter of fiscal 2002. As a percentage of revenue, total compensation increased to 65.5% for the first quarter of fiscal 2002 compared to 65.2% for the same period in fiscal 2001.

Other operating expenses decreased 0.9% to $4.0 million for the first quarter of fiscal 2002 compared to $4.1 million for the same period in fiscal 2001. The decreases in other operating expenses were primarily due to reduced expenditures for computer supplies and equipment of $85,000 and reduced depreciation of $83,000. In addition, we experienced reduced operating costs related to space previously occupied by our former tenant in Menlo Park of approximately $77,000. These reductions in other operating expenses were partially offset by increased rent and facility costs in our regional offices of $122,000. As a percentage of revenue, other operating expenses decreased to 14.3% for the first quarter of fiscal 2002 compared to 14.6% for the same period in fiscal 2001.

General and administrative expenses decreased 4.3% to $1.8 million for the first quarter of fiscal 2002 compared to $1.9 million for the same period in fiscal 2001. This decrease was primarily a result of the elimination of amortization of our goodwill expenses related to our adoption of SFAS 142. Goodwill amortization was $212,000 in the first quarter of fiscal 2001 and would have been $227,000 in the first quarter of fiscal 2002 if SFAS 142 had not been adopted. In addition, we had approximately $81,000 in reduced outside consulting expenses in the first quarter of 2002 compared to the prior year primarily related to reduced costs for our employee mentoring program, which began in the first quarter of fiscal 2001. We also reduced expenses in the areas of recruiting and relocation, travel and meals, and legal. These cost savings were partially offset by a smaller reduction in the provision for bad debt in the first quarter of fiscal 2002 as compared to the same period of fiscal 2001. The bad debt provision was decreased, net of bad debt write-offs, by $10,000 and $382,000 in fiscal years 2002 and 2001, respectively, for a net change in bad debt expense of $372,000 versus the prior year. General and administrative expenses as a percentage of total revenue decreased to 6.4% for the first quarter of fiscal 2002 compared to 6.8% for the first quarter of fiscal 2001.

Other income and expense consists primarily of investment income earned on available cash and cash equivalents and rental income from leasing excess space, primarily in our Silicon Valley headquarters building, net of interest expense on our mortgage. Other income and expense decreased 76.8% to $112,000 for the first quarter of fiscal 2002 compared to $482,000 for the same period of fiscal 2001. This decrease was due to reduced rental income from our Silicon Valley facility. The lease of our largest tenant, who occupied 24,000 square feet of the Silicon Valley facility, ended at the end of January 2001. To date, this space has not been rented. If we are not able to lease our available space in a timely manner, we anticipate that our rental income will continue at this reduced level in 2002.

Exponent’s income tax provision for the three months ended March 29, 2002 was $2.1 million, representing a 52.2% effective tax rate. The income tax provision for the three months ended March 30, 2001 was $1.8 million, representing a 42.2% effective income tax rate. The higher effective rate in 2002 is due primarily to the effect of a $350,000 income tax write-off, related to an expiring capital loss carryforward, which we determined would not be realized before it expired in fiscal 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued in the current period that will have a material future effect on the results of operations of Exponent, Inc.

LIQUIDITY AND CAPITAL RESOURCES

2002 Fiscal Quarter Ended March 29, 2002 Compared to 2001 Fiscal Quarter Ended March 30, 2001

We invest excess cash in short-term highly liquid investments. As of March 29, 2002, our cash and cash equivalents was $7.1 million compared to $959,000 at March 30, 2001. We financed our business for the current period principally through operating cash.

Net cash used in operating activities was $1.0 million in the first three months of fiscal 2002, compared to net cash used of $4.9 million for the comparable period in fiscal 2001. This decrease in cash used for operating activities was primarily attributable to changes in operating assets and liabilities, especially in accounts receivable, deferred revenue and accrued payroll and employee benefits. Accounts receivable related cash flow improved as a result of a decrease in accounts receivable, net of the allowance for doubtful accounts by $559,000 from year-end in fiscal 2002 compared to an increase from year-end of $2.8 million in fiscal 2001. Accounts receivable decreased from year-end in 2002 primarily as a result of improved collections. Our accrued payroll and employee benefits payments were lower in the first quarter of fiscal 2002, as compared to the first quarter of fiscal 2001 due to lower bonus payouts in the first quarter of fiscal 2002, which were $4.9 million compared to $6.4 million in fiscal 2001. Bonus payouts made in the first quarter of fiscal 2002 were based on our profitability in fiscal 2001, which was lower as compared to fiscal 2000. Additionally, our deferred revenues were reduced to $868 and $0 in fiscal 2002 and 2001, respectively. The decrease from year-end was lower in fiscal 2002 compared to fiscal 2001. Deferred revenues decreased from year-end in fiscal 2002 by $541,000 as compared to a decrease of $1.1 million for the first quarter of fiscal 2001. Deferred revenue changes are related to the timing of revenue recognition on our fixed-price contracts.

Net cash used in investing activities was $412,000 for the first three months of fiscal 2002, compared to net cash used in investing activities of $741,000 for the comparable period in fiscal 2001. Cash used in investing activities decreased as a result of reduced capital expenditures related to our Silicon Valley headquarters facility in the first quarter of fiscal 2001.

Net cash provided by financing activities was $666,000 for the first three months of fiscal 2002, compared to net cash provided of $206,000 for the comparable period in fiscal 2001. The increase in net cash provided by financing activities was due primarily to the issuance of shares of our common stock for a net amount of $666,000 during the first three months of fiscal 2002, compared to $213,000 during the same period of fiscal 2001.

At March 29, 2002, our other long-term obligations were $707,000, which consisted primarily of deferred rent and deferred compensation.

Exponent has a revolving reducing mortgage note with a total available borrowing amount of $26.0 million and an outstanding balance of $0 as of April 30, 2002. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated cash needs through at least the next twelve-month period.

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

Customer Concentration

We currently derive and believe that we will continue to derive, a significant portion of our revenues from clients, organizations and insurers related to the transportation industry and the government sector. The loss of any large client, organization or insurer related to either the transportation industry or government sector could have a material adverse effect on our business, financial condition or results of operations.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30.0 million, is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008, as scheduled in the Mortgage Note agreement. As of March 29, 2002, we had $0 outstanding balance and available borrowings of $26.0 million. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. We may from time to time during the term of the Mortgage Note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

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

Exponent is exposed to some interest rate risk associated with our balances of cash and cash equivalents. Given the historical low volatility of interest rates on these balances, we believe that any exposure would be minimal.

Exponent is exposed to some foreign currency exchange rate risk associated with its foreign operations. Given the limited nature of these activities and the historical low volatility of such exchange rates, we believe that any exposure would be minimal.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC. (Registrant)

Date: May 10, 2002	By:	/s/ RICHARD L. SCHLENKER
Richard L. Schlenker, Chief Financial Officer