Form 10-Q
period 2002-06-28
EXPONENT INC
filed 2002-08-09
CIK 851520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 28, 2002

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

Registrant’s telephone number, including area code (650) 326-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2002
Common Stock $.001 par value	6,916,428 shares

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
June 28, 2002 and December 28, 2001
(in thousands, except share data)
(unaudited)

	June 28,	December 28,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$11,671	$7,815
Accounts receivable, net of allowance for doubtful accounts of $1,744 and $1,865, respectively	39,451	38,607
Prepaid expenses and other assets	2,777	2,471
Deferred income taxes	1,816	2,165

Total current assets	55,715	51,058
Property, equipment and leasehold improvements, net	31,859	32,640
Goodwill	8,553	6,576
Other assets	794	760

	$96,921	$91,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,246	$4,646
Current installments of long-term obligations	42	359
Accrued payroll and employee benefits	14,299	12,897
Deferred revenues	708	1,409

Total current liabilities	18,295	19,311
Long-term obligations, net of current installments	76	81
Deferred income taxes	414	414
Other obligations	759	697

Total liabilities	19,544	20,503

Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	32,384	32,509
Accumulated other comprehensive losses	(56)	(116)
Retained earnings	52,416	48,374
Treasury shares, at cost, 1,124,162 and 1,435,314 shares at June 28, 2002 and December 28, 2001, respectively	(7,375)	(10,244)

Total stockholders’ equity	77,377	70,531

	$96,921	$91,034

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarters and Six Months Ended June 28, 2002 and June 29, 2001
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Revenues	$28,894	$25,326	$57,125	$53,187

Operating expenses:
Compensation and related expenses	18,923	16,702	37,401	34,881
Other operating expenses	4,321	4,647	8,354	8,717
General and administrative expenses	2,032	2,521	3,850	4,420

	25,276	23,870	49,605	48,018

Operating income	3,618	1,456	7,520	5,169
Other income:
Interest income (expense), net	40	(11)	60	53
Miscellaneous income, net	98	212	190	630

	138	201	250	683
Income before income taxes	3,756	1,657	7,770	5,852
Income taxes	1,633	704	3,728	2,474

Net income	$2,123	$953	$4,042	$3,378

Net income per share:
Basic	$0.32	$0.15	$0.61	$0.52
Diluted	$0.28	$0.13	$0.54	$0.47
Shares used in per share computations:
Basic	6,739	6,560	6,642	6,516
Diluted	7,480	7,312	7,420	7,244

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarters and Six Months Ended June 28, 2002 and June 29, 2001
(in thousands)
(unaudited)

	Quarters Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Net income	$2,123	$953	$4,042	$3,378
Other comprehensive income (loss)—
Foreign currency translation adjustments	57	(1)	60	(26)

Comprehensive income	$2,180	$952	$4,102	$3,352

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 28, 2002 and June 29, 2001
(in thousands)
(unaudited)

	Six Months Ended
	June 28, 2002	June 29, 2001
Cash flows from operating activities:
Net income	$4,042	$3,378
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,806	2,342
Provision for doubtful accounts	(121)	28
Stock based compensation	67	67
Change in deferred income taxes	349	—
Changes in operating assets and liabilities:
Accounts receivable	770	(6,425)
Prepaid expenses and other assets	(856)	(1,229)
Accounts payable and accrued liabilities	(1,714)	(1,449)
Accrued payroll and employee benefits	1,050	(946)
Deferred revenues	(734)	(420)
Other obligations	(38)	(72)

Net cash provided by (used in) operating activities	4,621	(4,726)

Cash flows from investing activities:
Acquisition of Novigen Sciences, Inc., net	(2,144)	—
Capital expenditures	(717)	(1,507)
Other assets	127	36

Net cash used in investing activities	(2,734)	(1,471)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	—	(18)
Repurchase of common stock	(217)	(1,788)
Issuance of common stock	2,186	1,813

Net cash provided by financing activities	1,969	7

Net increase (decrease) in cash and cash equivalents	3,856	(6,190)
Cash and cash equivalents at beginning of period	7,815	6,379

Cash and cash equivalents at end of period	$11,671	$189

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Quarters and Six Months Ended
June 28, 2002 and June 29, 2001

Note 1:    Basis of Presentation

Exponent, Inc. (the “Company” or “Exponent”) is a science and engineering consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December. The Company’s fiscal quarters end on the Friday closest to the end of March, June, September and December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and six months ended June 28, 2002 and June 29, 2001, are not necessarily representative of the results of future quarterly or annual periods.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarter Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
(In thousands)
Shares used in basic per share computation	6,739	6,560	6,642	6,516
Effect of dilutive common stock options outstanding	741	752	778	728

Shares used in diluted per share computation	7,480	7,312	7,420	7,244

Common stock options to purchase 242,999 and 142,566 shares for the quarters ended June 28, 2002 and June 29, 2001, respectively, were excluded from the diluted per share calculation, due to their antidilutive effect. For the six months ended June 28, 2002 and June 29, 2001, respectively, common stock options to purchase 174,484 and 89,978 shares, were excluded from the diluted per share calculation, due to their antidilutive effect.

Note 3:    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be amortized, but will instead be reviewed annually for impairment. The amortization provisions of SFAS No. 142 applied immediately to goodwill and other intangible assets acquired after June 30, 2001. For goodwill and other intangible assets with indefinite lives, acquired before June 30, 2001, the statement requires that amortization cease for fiscal years beginning after December 15, 2001. Exponent ceased amortization of its goodwill and other intangible assets with indefinite lives, beginning on December 29, 2001.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 28, 2002, the Company had $8.5 million in goodwill. The Company also had $189,000 of other intangible assets that it will continue to amortize over the remaining useful lives. The Company completed its initial test for impairment of goodwill during the second quarter of fiscal 2002 and determined that there is no impairment.

The following table presents comparative earnings and earnings per share data as if the non-amortization provisions of SFAS No. 142 had been adopted for all periods presented:

	Quarters Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
(In thousands, except per share data)
Reported net income	$2,123	$953	$4,042	$3,378
Add: Goodwill amortization, net of tax	—	123	—	245

Adjusted net income	$2,123	$1,076	$4,042	$3,623

Reported basic earnings per share	$0.32	$0.15	$0.61	$0.52
Add: Goodwill amortization, net of tax	—	0.02	—	0.04

Adjusted basic earnings per share	$0.32	$0.17	$0.61	$0.56

Reported diluted earnings per share	$0.28	$0.13	$0.54	$0.47
Add: Goodwill amortization, net of tax	—	0.02	—	0.03

Adjusted diluted earnings per share	$0.28	$0.15	$0.54	$0.50

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued. SFAS No. 144 applies to all long-lived assets (including discontinued operations). SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets, that are to be disposed of by sale, be measured at the lower of book value or fair value less the costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS No. 144 as of December 29, 2001. There has been no impact on the Company’s condensed consolidated financial statements as a result of the adoption of SFAS No. 144.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Exponent will adopt the provisions of SFAS No. 145 in our fiscal year beginning January 4, 2003. The Company does not expect the adoption of SFAS No. 145 to have a material impact on our financial position or results of operations.

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” was issued. SFAS No. 146 addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Exponent is required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002. Management is currently evaluating the provisions of SFAS No. 146, but does not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4:    Supplemental Cash Flow Information

The following is a supplemental disclosure of cash flow information:

	Six Months Ended
	June 28, 2002	June 29, 2001
(In thousands)
Cash paid during period:
Interest	$44	$82
Income taxes	$2,965	$3,092
Non-cash investing and financing activities:
Capital lease for equipment	$—	$41
Common stock issued for acquisition	$725	$—

Note 5:    Segment Reporting

The Company has two operating segments based on two primary areas of service. The environmental and health segment provides services in the area of environmental, epidemiology and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment. The Company’s other operating segment, other scientific and engineering, is a broader service group providing technical consulting in different practices and primarily in the areas of impending litigation and technology development.

Segment information for the quarters and six months ended June 28, 2002 and June 29, 2001 follows:

Revenues
	Quarters Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
(In thousands)
Environmental and health	$7,593	$6,292	$14,425	$12,407
Other scientific and engineering	21,301	19,034	42,700	40,780

Total revenues	$28,894	$25,326	$57,125	$53,187

Operating income
	Quarters Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
(In thousands)
Environmental and health	$1,884	$1,752	$3,399	$3,158
Other scientific and engineering	4,527	3,608	9,878	8,708

Total segment operating income	6,411	5,360	13,277	11,866
Corporate operating expense	(2,793)	(3,904)	(5,757)	(6,697)

Total operating income	$3,618	$1,456	$7,520	$5,169

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Expenditures
	Quarters Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
(In thousands)
Environmental and health	$16	$30	$47	$42
Other scientific and engineering	308	610	595	929

Total segment capital expenditures	324	640	642	971
Corporate capital expenditures	49	156	75	536

Total capital expenditures	$373	$796	$717	$1,507

Depreciation and Amortization
	Quarters Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
(In thousands)
Environmental and health	$51	$57	$98	$118
Other scientific and engineering	635	637	1,271	1,289

Total segment depreciation and amortization	686	694	1,369	1,407
Corporate depreciation and amortization	222	473	437	935

Total depreciation and amortization	$908	$1,167	$1,806	$2,342

Note 6:    Acquisition of Novigen Sciences, Inc.

On May 20, 2002, the Company acquired all of the outstanding capital stock of Novigen Sciences, Inc. (“Novigen”) for $2.1 million in cash and Company common stock valued at $725,000. Novigen provides services that address complex safety and regulatory issues regarding food and pesticides. Exponent acquired Novigen Sciences, Inc. in continuation of its strategic focus of growing consulting services related to health issues. The purchase price was determined by analysis of the expected future cash flows of the business. Contributing factors used to determine the purchase price included the reputation of Novigen, including the President of Novigen, Dr. Barbara Petersen. Dr. Petersen is an internationally recognized leader in exposure assessment methodology and food consumption profile modeling. In addition, the services Novigen provides are complimentary to our existing environmental and health segment. The purchase price was allocated to the net assets acquired based on the estimated fair value at the date of acquisition. The Company recorded approximately $1.9 million of goodwill associated with the acquisition of Novigen. The goodwill balance will be subject to periodic impairment testing as a result of the Company’s adoption of SFAS No. 142. Following the acquisition, the net assets and staff of Novigen became a new practice, called Food and Chemicals, within the Company’s environmental and health segment. The results of operations for Novigen have been included in the Company’s condensed consolidated financial statements since the date of acquisition.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the purchase price allocation (in thousands):

Accounts receivable, net	$1,493
Prepaid expenses and other assets	47
Property, equipment and leasehold improvements, net	192
Goodwill	1,937
Other assets	174

Total assets acquired	3,843

Accounts payable and accrued liabilities	(314)
Current installments of long-term obligations	(263)
Accrued payroll and employee benefits	(352)
Deferred revenues	(33)
Long-term obligations, net of current installments	(12)

Total liabilities assumed	(974)

Net assets acquired	$2,869

The following pro forma results of operations reflect the combined results of Exponent and Novigen for the quarters and six months ended June 28, 2002 and June 29, 2001, as if the business combination occurred as of the beginning of Exponent’s 2001 fiscal year. The information used for this pro forma disclosure was obtained from unaudited internal financial reports prepared by Novigen from January 1, 2001 through the date of acquisition, May 19, 2002. Although Novigen’s fiscal quarters do not coincide with Exponent’s fiscal quarters, their monthly financial reports were used to combine their results of operations with Exponent’s quarterly financial statements to arrive at the pro forma amounts disclosed below. The pro forma amounts do not include $412,812 in non-recurring bonus payments made by Novigen prior to the acquisition.

	Quarters Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
(In thousands)
Revenues	$29,758	$26,494	$59,264	$55,500
Net income	$2,213	$1,023	$4,214	$3,488
Net income per share:
Basic	$0.33	$0.15	$0.63	$0.53
Diluted	$0.29	$0.14	$0.56	$0.48
Shares used in per share computations:
Basic	6,770	6,615	6,685	6,571
Diluted	7,511	7,367	7,463	7,299

Note 7:    Related Party Transactions

Novigen Sciences, Inc. has a contract for software licensing from Durango Software LLC. The husband of Dr. Barbara Peterson, the former president of Novigen, owns Durango Software. Dr. Peterson is now a practice director in the Exponent organization. Exponent recorded expenses of approximately $8,000 and a liability of $22,500 related to this contract during the quarter ended June 28, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as the term is defined in the Private Securities Litigation Reform Act of 1995 and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Factors that could cause or contribute to material differences include those discussed elsewhere in this Report including under the caption “Factors Affecting Operating Results and Market Price of Stock”. The inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

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

All consulting contracts are subject to review by senior management, which requires a positive assessment of the collectibility of contract amounts upon their initiation. If, during the course of the contract, we determine that collection of revenue is not reasonably assured, we do not recognize the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. We assess collectibility based on a number of factors, including past transaction history with the client and project manager, as well as the credit-worthiness of the client.

Allowance for doubtful accounts.    The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the period. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. Specifically, we analyze billed accounts receivable and unbilled work-in-process based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms when determining the allowance for doubtful accounts. As of June 28, 2002, our accounts receivable balance was $39.5 million, net of an allowance for doubtful accounts of $1.7 million.

Accounting for income taxes.    In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the statement of income in each period, in which the allowance is increased.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2002, we currently believe that we will realize 100% of our deferred tax asset. In the first quarter of 2002 we wrote off approximately $350,000, related to an expiring capital loss carry-forward, from our deferred tax asset balance. We believed that we would not be able to generate sufficient capital gains in 2002 to allow us to utilize this asset. As of June 28, 2002, we had net deferred tax assets of $1.8 million and net deferred tax liabilities of $414,000 for a net deferred tax asset of $1.4 million and a valuation allowance of $0.

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

When determining whether the carrying value of intangibles, long-lived assets and goodwill is impaired based upon the existence of one or more of the above factors, we determine the existence of an impairment by comparison of the carrying amount of the asset to expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. As of June 28, 2002, net intangible assets and goodwill totaled approximately $8.7 million and our long-lived assets, consisting primarily of net property, equipment and improvements, totaled $31.9 million.

The Company adopted SFAS No. 142 effective December 29, 2001. As a result we ceased amortizing goodwill, which had a balance of approximately $6.6 million at December 29, 2001. In place of amortization, this standard requires an annual impairment review beginning in fiscal 2002. We completed our initial impairment review and determined that we had no impairment of our goodwill and therefore did not record an impairment charge. In addition, we acquired Novigen Sciences, Inc. on May 20, 2002. As required by SFAS No. 142, we allocated the purchase price to the assets, liabilities and goodwill acquired, based on the fair value at the date of acquisition. We recorded $1.9 million in goodwill associated with this acquisition, which will not be amortized but rather tested annually for impairment in accordance with SFAS No. 142.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2001, which are contained in our fiscal 2001 Annual Report on Form 10-K.

2002 Fiscal Quarter and Six months Ended June 28, 2002 compared to 2001 Fiscal Quarter and Six months Ended June 29, 2001

Revenues for the second quarter of fiscal 2002 grew by 14.1% to $28.9 million compared to $25.3 million for the same quarter in fiscal 2001. The primary reason for the increase was the result of increased billable hours and higher billing rates as compared to the same quarter last year. During the quarter, we experienced revenue growth in both of our operating segments. Our environmental and health segment’s revenues grew by $1.3 million or 20.7%. This segment grew as a result of increased billable hours and higher billing rates. In addition, this segment grew as a result of our acquisition of Novigen Sciences, Inc. (“Novigen”) on May 20, 2002 and included revenues of $562,000 attributable to Novigen since the acquisition. Our other scientific and engineering segment’s revenues grew by $2.3 million or 11.9%. This segment’s growth resulted from higher billable hours, excluding the technology development practice, and increased billing rates. Revenues for the six months ended June 28, 2002 grew by 7.4% to $57.1 million compared to $53.2 million for the same period in fiscal 2001. The increase resulted from increased billable hours and higher billing rates as compared to the same period in fiscal 2001. For the six months ended June 28, 2002, we experienced revenue growth in both of our operating segments. Our environmental and health segment’s revenues grew by $2.0 million or 16.3% as compared to the same period in fiscal 2001. As mentioned previously, this segment grew as a result of increased billable hours and higher billing rates. In addition, this segment grew as a result of our acquisition of Novigen and included revenues of $562,000 attributable to Novigen since the acquisition. Our other scientific and engineering segment’s revenues grew by $1.9 million or 4.7% compared to the same period in fiscal 2001. This segment’s revenue growth resulted from higher billable hours, excluding the technology development practice, and increased billing rates. These increases were partially offset by a decrease of $2.5 million in technology development practice revenues related to our Land Warrior program. The Land Warrior program is in its pre-production phase, which has required reduced effort in the current year compared to the same period last year. We anticipate Land Warrior revenues to continue at this reduced level through the remainder of 2002.

Compensation and related expenses increased by 13.3% to $18.9 million for the second quarter of fiscal 2002 compared to $16.7 million for the same period in fiscal 2001. As a percentage of revenue for the second quarter, total compensation and related expenses decreased slightly to 65.5% compared to 65.9% for the same period in fiscal 2001. Compensation and related expenses increased in the second quarter of fiscal 2002 compared to the same quarter last year due to annual salary increases and increased bonus accrual. The bonus accrual is based on our profitability, which increased during the quarter. For the six months ended June 28, 2002, compensation and related expenses increased by 7.2% to $37.4 million compared to $34.9 million for the six months ended June 29, 2001. Increased expense in the first six months resulted from salary increases and increased bonus accrual compared to the same period last year. Bonus accrual increased as a result of improved profitability during the six months ended June 28, 2002 compared to the same period last year. As a percentage of revenue, compensation and related expenses decreased slightly to 65.5% for the six months ended June 28, 2002 as compared to 65.6% for the six months ended June 29, 2001. During the first half of 2002, we reduced our staff in the technology development and vehicle analysis practices by approximately fifteen full-time employees. We anticipate fiscal 2002 cost savings from this reduction of approximately $1 million. On May 20, 2002, we acquired Novigen, which increased our staff by thirty-four full-time employees. Compensation and related expense is expected to increase by approximately $2.5 million in fiscal 2002 as a result of this acquisition.

Other operating expenses decreased by 7.0% to $4.3 million for the second quarter of fiscal 2002 compared to $4.6 million for the same quarter in fiscal 2001. As a percentage of revenues for the quarter, other operating expenses decreased to 15.0% in fiscal 2002 from 18.3% for the same period of fiscal 2001. The decrease was due to lower facilities costs, office related expenses and depreciation. Facilities costs were reduced by $193,000 primarily the result of reduced repair and maintenance costs and utilities, primarily in our Silicon Valley facility. This decrease was partially offset by an increase in rent expense of $145,000 compared to the same period last year. Office related expenses were greater in 2001 by $170,000 as a result of new office openings in that year. Depreciation declined by $80,000 as a result of assets, primarily personal computers and software, becoming fully depreciated. This is partially offset by the increase in depreciation expense of approximately $8,000 associated with the Novigen assets acquired. Other operating expenses decreased by 4.2% to $8.4 million for the six months ended June 28, 2002 compared to $8.7 million for the same period last year. As a percentage of revenues, other operating expenses decreased to 14.6% for the six months ended June 28, 2002 as compared to 16.4% for the six months ended June 29, 2001. This decrease was attributable to facilities, depreciation and office related expenses. The facilities decrease of $270,000 was primarily the result of reduced repairs and maintenance and utility costs, primarily in our Silicon Valley facility compared to the prior year. This decrease was partially offset by an increase in rent expense of $268,000 compared to the same six-month period last year. Depreciation for the first six months declined by $155,000 primarily as a result of personal computer and software assets becoming fully depreciated. Office related expenses were greater in 2001 by $130,000 as a result of new offices opening in that year.

General and administrative expenses decreased by 19.4% to $2.0 million for the second quarter of fiscal 2002 compared to $2.5 million for the same period in fiscal 2001. As a percentage of revenues, general and administrative expenses decreased to 7.0% of total revenues for the second quarter of fiscal 2002 compared to 10.0% for the second quarter of fiscal 2001. This decrease was primarily a result of decreased expenses for goodwill amortization and recruiting. Goodwill amortization expense decreased by $210,000 in the second quarter, as a result of the adoption of SFAS No. 142 at the beginning of this fiscal year. Recruiting costs decreased by $72,000 as a result of reduced usage of outside recruiting services in the second quarter of 2002 compared to the same quarter in fiscal 2001. For the six months ended June 28, 2002, general and administrative expenses decreased by 12.9% to $3.9 million from $4.4 million for the six months ended June 29, 2001. As a percentage of revenues, general and administrative expenses decreased to 6.7% for the six months ended June 28, 2002 from 8.3% for the same period of fiscal 2001. The decrease for the first six months of fiscal 2002 as compared to the same period of fiscal 2001 was a result of decreases in goodwill amortization of $422,000 and recruiting of $147,000, partially offset by an increase in bad debt expense of $376,000. As mentioned above, the decrease in goodwill amortization was a result of adopting SFAS No. 142 and the decrease in recruiting was due to reduced usage of outside recruiting services during the same period compared to last year.

Other income and expense consists primarily of investment income earned on available cash and cash equivalents and rental income from leasing excess space, primarily in our Silicon Valley facility, net of interest expense on our revolving reducing mortgage note. Other income and expense decreased 31.3% to $138,000 for the second quarter of fiscal 2002 compared to $201,000 for the same period of fiscal 2001. This decrease was due to reduced rental income from our Silicon Valley facility. The lease of our largest tenant, who occupied 24,000 square feet of the Silicon Valley facility, ended at the end of January 2001. To date, this space has not been rented. If we are not able to lease our available space, we anticipate that our rental income will continue at this reduced level in 2002. Other income, net, decreased by 63.4% to $250,000 for the six months ended June 28, 2002 compared to $683,000 during the same period in fiscal 2001. This decrease was due to reduced rental income from our facility in Silicon Valley partially offset by interest income generated from excess invested cash.

Exponent’s income tax provision for the second quarter ended June 28, 2002 was $1.6 million, representing a 43.5% effective tax rate. The income tax provision for the second quarter ended June 29, 2001 was $704,000, representing a 42.5% effective income tax rate. The higher effective rate in the second quarter of 2002 is due to our expectation that some portion of our fiscal 2002 income will be subject to a higher income tax rate. Exponent’s income tax provision for the six months ended June 28, 2002 was $3.7 million, representing a 48.0% effective tax rate. The income tax provision for the six months ended June 29, 2001 was $2.5 million, representing a 42.3% effective income tax rate. The higher effective rate in the first six months of 2002 is due to our expectation that that some portion of our fiscal 2002 income will be subject to a higher income tax rate and also due to the effect of a deferred income tax asset write-off, related to an expiring capital loss carry-forward of approximately $350,000, which we determined would not be realized before it expired in fiscal 2002. This write-off was recognized during the first quarter of fiscal 2002.

Liquidity and Capital Resources

2002 Fiscal Quarter and Six months Ended June 28, 2002 compared to 2001 Fiscal Quarter and Six months Ended June 29, 2001

We invest excess cash in short-term highly liquid investments. As of June 28, 2002, our cash and cash equivalents was $11.7 million compared to $7.8 million at December 28, 2001. We financed our business for the current period principally through operating cash.

Net cash provided by operating activities was $4.6 million in the first six months of fiscal 2002, compared to net cash used of $4.7 million for the comparable period in fiscal 2001. The change from net cash used to net cash provided by operating activities was primarily attributable to changes in operating assets and liabilities, especially in accounts receivable and accrued payroll and employee benefits. Accounts receivable related cash flow changed from a net decrease of $6.4 million in fiscal 2001 to a net increase of $770,000 in fiscal 2002, primarily as a result of improved collections. Our days sales outstanding improved to 111 days at June 28, 2002 from 118 days at December 28, 2001. Our accrued payroll and employee benefits payments were lower in the first six months of fiscal 2002, as compared to the first six months of fiscal 2001 due to lower bonus payouts in the first quarter of fiscal 2002, which were $4.9 million compared to $6.4 million in fiscal 2001. Bonus payouts made in the first quarter of fiscal 2002 were based on our profitability in fiscal 2001, which was lower as compared to fiscal 2000.

Net cash used in investing activities was $2.7 million for the first six months of fiscal 2002, compared to net cash used in investing activities of $1.5 million for the comparable period in fiscal 2001. Cash used in investing activities increased in fiscal 2002 primarily as a result of cash used in the amount of $2.1 million to acquire Novigen and $717,000 used for capital expenditures. Capital expenditures in fiscal 2001 were $1.5 million, which included costs for the remodeling of our Silicon Valley facility.

Net cash provided by financing activities was $2.0 million for the first six months of fiscal 2002, compared to net cash provided of $7,000 for the comparable period in fiscal 2001. In the first six months of fiscal 2002, we repurchased $217,000 in our common stock compared to $1.8 million repurchased in the same period in fiscal 2001. In addition, cash provided from the issuance of our common stock was $2.2 million in fiscal 2002 as compared to $1.8 million in fiscal 2001.

At June 28, 2002, our other long-term obligations were $759,000, which consisted primarily of deferred rent and deferred compensation.

Exponent has a revolving reducing mortgage note with a total available borrowing amount of $26.0 million and an outstanding balance of $0 as of August 9, 2002. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated cash needs through at least the next twelve-month period.

Additionally, we believe that the funds available under our revolving reducing mortgage note, together with funds generated from operations, will provide adequate cash to fund our anticipated long-term cash needs beyond the next twelve-month period; however, we intend to grow our business by pursuing potential acquisitions, which could increase the need for additional sources of funds over the long-term.

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

Economic Uncertainty

The markets that we serve are cyclical and subject to general economic conditions. If the economy in which we operate, which is predominately in the U.S., were to experience a prolonged slowdown, demand for our services could be reduced considerably.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30.0 million, is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008, as scheduled in the Mortgage Note agreement. As of June 28, 2002, we had $0 outstanding balance and available borrowings of $26.0 million. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. We may from time to time during the term of the Mortgage Note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

Exponent is exposed to some interest rate risk associated with the Mortgage Note. Our general policy for selecting among the interest rate options and related terms will be to minimize interest expense. However, given the risk of interest rate fluctuations, we cannot be certain that the lowest rate option will always be obtained, thereby consistently minimizing our interest expense. No sensitivity analysis was performed on our exposure to interest rate fluctuations, however, given the historical low volatility of both the prime and LIBOR interest rates, we believe that any exposure would be minimal.

Exponent is exposed to some interest rate risk associated with our balances of cash and cash equivalents. Given the historical low volatility of interest rates on these balances, we believe that any exposure would be minimal.

Exponent is exposed to some foreign currency exchange rate risk associated with its foreign operations. Given the limited nature of these operations and the historical low volatility of such exchange rates, we believe that any exposure would be minimal.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s 2002 Annual Meeting of Stockholders held on June 13, 2002 (the “Annual Meeting”), the following individuals were elected to the Board of Directors:

	For	Witheld	Broker Non-Votes
Samuel H. Armacost	6,097,881	54,061	N/A
Barbara M. Barrett	6,111,731	40,211	N/A
Leslie G. Denend, Ph.D.	6,111,841	40,101	N/A
Michael R. Gaulke	6,099,008	52,934	N/A
Jon R. Katzenbach	6,104,684	47,258	N/A
Edward J. Keith	6,097,381	54,561	N/A
Subbaiah V. Malladi, Ph.D.	6,113,236	38,706	N/A
Roger L. McCarthy, Ph.D.	6,113,368	38,574	N/A

The stockholders at the Company’s Annual Meeting approved the following proposal:

	For	Against	Abstain	Broker Non-Vote
1. Ratify the appointment of KPMG LLP as independent auditors for the year ending January 3, 2003.	6,083,713	59,967	8,262	0

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

/s/ RICHARD L. SCHLENKER
Richard L. Schlenker Chief Financial Officer

Date: August 9, 2002