Form 10-Q
period 2002-09-27
EXPONENT INC
filed 2002-11-12
CIK 851520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number:  0-18655

EXPONENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code  (650) 326-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2002
Common Stock $.001 par value	7,054,256 shares

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 27, 2002 and December 28, 2001
(in thousands, except share data)
(unaudited)

	September 27, 2002	December 28, 2001
Assets
Current assets:
Cash and cash equivalents	$13,520	$7,815
Accounts receivable, net of allowance for doubtful accounts of $1,760 and $1,865, respectively	39,802	38,607
Prepaid expenses and other assets	2,038	2,471
Deferred income taxes	1,816	2,165

Total current assets	57,176	51,058

Property, equipment and leasehold improvements, net	31,395	32,640
Goodwill	8,558	6,576
Other assets	767	760

	$97,896	$91,034

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,367	$4,646
Current installments of long-term obligations	325	359
Accrued payroll and employee benefits	12,288	12,897
Deferred revenues	587	1,409

Total current liabilities	16,567	19,311

Long-term obligations, net of current installments	64	81
Deferred income taxes	414	414
Other obligations	819	697

Total liabilities	17,864	20,503

Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	32,409	32,509
Accumulated other comprehensive losses	(69)	(116)
Retained earnings	54,531	48,374
Treasury shares, at cost, 962,135 and 1,435,314 shares at September 27, 2002 and December 28, 2001, respectively	(6,847)	(10,244)

Total stockholders’ equity	80,032	70,531

	$97,896	$91,034

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended September 27, 2002 and September 28, 2001
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Revenues	$28,467	$26,446	$85,592	$79,633

Operating expenses:
Compensation and related expenses	18,366	16,834	55,767	51,715
Other operating expenses	4,560	4,517	12,914	13,234
General and administrative expenses	1,853	2,475	5,703	6,895

	24,779	23,826	74,384	71,844

Operating income	3,688	2,620	11,208	7,789

Other income:
Interest income (expense), net	33	(3)	92	50
Miscellaneous income, net	20	175	210	805

	53	172	302	855

Income before income taxes	3,741	2,792	11,510	8,644
Income taxes	1,626	1,179	5,353	3,653

Net income	$2,115	$1,613	$6,157	$4,991

Net income per share:
Basic	$0.31	$0.25	$0.91	$0.77
Diluted	$0.28	$0.23	$0.82	$0.69
Shares used in per share computations:
Basic	6,932	6,527	6,739	6,519
Diluted	7,581	7,148	7,478	7,217

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters and Nine Months Ended September 27, 2002 and September 28, 2001
(in thousands)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Net income	$2,115	$1,613	$6,157	$4,991
Other comprehensive income (loss)—
Foreign currency translation adjustments	(13)	8	47	(18)

Comprehensive income	$2,102	$1,621	$6,204	$4,973

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 27, 2002 and September 28, 2001
(in thousands)
(unaudited)

	Nine Months Ended
	September 27, 2002	September 28, 2001
Cash flows from operating activities:
Net income	$6,157	$4,991
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,567	3,406
Deferred rent expense	160	110
Provision for doubtful accounts	(105)	247
Stock based compensation	134	133
Change in deferred income taxes	349	—
Changes in operating assets and liabilities:
Accounts receivable	430	(9,644)
Prepaid expenses and other assets	607	(862)
Accounts payable and accrued liabilities	(1,593)	290
Accrued payroll and employee benefits	(946)	(3,093)
Deferred revenues	(855)	(387)
Other obligations	(38)	(79)

Net cash provided by (used in) operating activities	6,867	(4,888)

Cash flows from investing activities:
Acquisition of Novigen Sciences, Inc., net	(2,191)	—
Capital expenditures	(1,100)	(1,914)
Other assets	(36)	77

Net cash used in investing activities	(3,327)	(1,837)

Cash flows from financing activities:
Proceeds from borrowing and issuance of long-term obligations	—	1,726
Repayments of borrowings and long-term obligations	(34)	(26)
Repayments of acquired long-term obligations	(259)	—
Repurchase of common stock	(748)	(3,646)
Issuance of common stock	3,206	2,292

Net cash provided by financing activities	2,165	346

Net increase (decrease) in cash and cash equivalents	5,705	(6,379)
Cash and cash equivalents at beginning of period	7,815	6,379

Cash and cash equivalents at end of period	$13,520	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters and Nine Months Ended
September 27, 2002 and September 28, 2001

Note 1:    Basis of Presentation

Exponent, Inc. (the “Company” or “Exponent”) is a science and engineering consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and nine months ended September 27, 2002 and September 28, 2001, are not necessarily representative of the results of future quarterly or annual periods.

Revenue recognition.    The Company derives its revenues primarily from professional fees earned on consulting engagements and fees earned for the use of its equipment and facilities, as well as outside direct expenses associated with the services that are billed to its clients. Outside direct expenses are included in revenues, net of related costs. In accordance with EITF 99-19, ‘Reporting Revenue Gross as a Principal versus Net as an Agent’ Exponent reports revenues net of outside direct expenses, which consist primarily of subcontractor fees. The Company has determined that it is not the primary obligor with respect to its subcontractors because:

•	its clients are directly involved in the subcontractor selection process;

•	the subcontractor is responsible for fulfilling the scope of work; and

•	The Company passes through the costs of subcontractor agreements with only a minimal fixed percentage mark-up to compensate it for processing the transactions.

In accordance with EITF 01-14, ‘Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,’ the Company also reports in revenues, reimbursements for its employee out-of-pocket expenses, which consist primarily of travel expenses. Related expenses for these reimbursements are classified against revenues. The majority of its engagements are performed on time and material or fixed-price billing arrangements. On time and material type projects, revenues are generally recognized as the services are performed. On fixed-fee contracts, revenues are recognized based on the estimated percentage of completion of the services rendered.

Gross revenues and outside direct expenses for the quarters and nine months ended September 27, 2002 and September 28, 2001 follows:

	Quarters Ended		Nine Months Ended
(In thousands)	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Gross revenues	$32,744	$31,085	$98,019	$93,928
Less:
Subcontractor fees	1,782	2,087	4,813	6,725
Out-of-pocket travel reimbursements	918	891	2,679	3,008
Other outside direct expenses	1,577	1,661	4,935	4,562

	4,277	4,639	12,427	14,295

Revenues	$28,467	$26,446	$85,592	$79,633

Significant management judgments and estimates must be made and used in connection with the revenues recognized in any accounting period. Material differences may result in the amount and timing of revenues for any period, if the Company made different judgments or utilized different estimates, especially on fixed-price, percentage of completion engagements. The estimate of percentage of completion is evaluated by the Company, in consultation with its project managers, and is based on the estimated remaining cost to complete using projected hours times standard rates and project milestones, such as the completion of scheduled phases of work.

All consulting contracts are subject to review by senior management, which requires a positive assessment of the collectibility of contract amounts upon their initiation. If, during the course of the contract, the Company determines that collection of revenues is not reasonably assured, the Company does not recognize the revenues until collection becomes reasonably assured, which is generally upon receipt of cash. The Company assesses collectibility based on a number of factors, including past transaction history with the client and project manager, as well as the credit-worthiness of the client. Losses on fixed-fee contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended		Nine Months Ended
(In thousands)	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Shares used in basic per share computation	6,932	6,527	6,739	6,519
Effect of dilutive common stock options outstanding	649	621	739	698

Shares used in diluted per share computation	7,581	7,148	7,478	7,217

Common stock options to purchase 305,732 and 197,750 shares for the quarters ended September 27, 2002 and September 28, 2001, respectively, were excluded from the diluted per share calculation, due to their antidilutive effect. Weighted average exercise prices for the antidilutive shares were $12.94 and $11.47 for the quarters ended September 27, 2002 and September 28, 2001, respectively. For the nine months ended September 27, 2002 and September 28, 2001, respectively, common stock options to purchase 215,158 and 125,455 shares, were excluded from the diluted per share calculation, due to their antidilutive effect. Weighted average exercise prices for the antidilutive shares were $12.91 and $11.59 for the nine months ended September 27, 2002 and September 28, 2001, respectively.

Note 3:    Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 applies to all long-lived assets (including discontinued operations). SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets, that are to be disposed of by sale, be measured at the lower of book value or fair value less the costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS No. 144 as of December 29, 2001. There has been no impact on the Company’s condensed consolidated financial statements as a result of the adoption of SFAS No. 144.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Exponent will adopt the provisions of SFAS No. 145 in our fiscal year beginning January 4, 2003. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS No. 146 addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Exponent is required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002. Management is currently evaluating the provisions of SFAS No. 146, but does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

Note 4:    Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 27, 2002	September 28, 2001
Cash paid during period:
Interest	$51	$95
Income taxes	$3,912	$3,473
Non-cash investing and financing activities:
Capital lease for equipment	$—	$41
Common stock issued for acquisition of Novigen	$725	$—

Note 5:    Segment Reporting

The Company has two operating segments based on two primary areas of service. The environmental and health segment provides services in the area of environmental, epidemiology and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment. The Company’s other operating segment, other scientific and engineering, is a broader service group providing technical consulting in different practices and primarily in the areas of impending litigation and technology development. Significant fluctuations are explained in Note 6, Acquisition of Novigen Sciences, Inc.

Segment information for the quarters and nine months ended September 27, 2002 and September 28, 2001 follows:

Revenues
	Quarters Ended		Nine Months Ended
(In thousands)	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Environmental and health	$7,936	$6,452	$22,361	$18,860
Other scientific and engineering	20,531	19,994	63,231	60,773

Total revenues	$28,467	$26,446	$85,592	$79,633

Operating income
	Quarters Ended		Nine Months Ended
(In thousands)	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Environmental and health	$1,541	$1,868	$4,940	$5,026
Other scientific and engineering	4,517	4,208	14,395	12,916

Total segment operating income	6,058	6,076	19,335	17,942
Corporate operating expense	(2,370)	(3,456)	(8,127)	(10,153)

Total operating income	$3,688	$2,620	$11,208	$7,789

Capital Expenditures
	Quarters Ended		Nine Months Ended
(In thousands)	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Environmental and health	$74	$8	$121	$50
Other scientific and engineering	117	304	712	1,328

Total segment capital expenditures	191	312	833	1,378
Corporate capital expenditures	192	95	267	536

Total capital expenditures	$383	$407	$1,100	$1,914

Depreciation and Amortization
	Quarters Ended		Nine Months Ended
(In thousands)	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Environmental and health	$60	$55	$158	$173
Other scientific and engineering	566	607	1,737	1,837

Total segment depreciation and amortization	626	662	1,895	2,010
Corporate depreciation and amortization	235	461	672	1,396

Total depreciation and amortization	$861	$1,123	$2,567	$3,406

Note 6:    Acquisition of Novigen Sciences, Inc.

On May 20, 2002, the Company acquired all of the outstanding capital stock of Novigen Sciences, Inc. (“Novigen”) for $2.2 million in cash and Company common stock valued at $725,000. Novigen provides services that address complex safety and regulatory issues regarding food and pesticides. Exponent acquired Novigen in continuation of its strategic focus of growing consulting services related to health issues. The purchase price was determined by analysis of the expected future cash flows of the business. Contributing factors used to determine the purchase price included the reputation of Novigen, including the President of Novigen, Dr. Barbara Petersen. Dr. Petersen is an internationally recognized leader in exposure assessment methodology and food consumption profile modeling. In addition, the services Novigen provides are complementary to our existing environmental and health segment. The purchase price was allocated to the net assets acquired based on the estimated fair value at the date of acquisition. The Company recorded approximately $1.9 million of goodwill associated with the acquisition. The goodwill balance will be subject to periodic impairment testing as a result of the Company’s adoption of SFAS No. 142. Following the acquisition, the net assets and staff of Novigen became a new practice, called Food and Chemicals, within the Company’s environmental and health segment. The results of operations for Novigen have been included in the Company’s condensed consolidated financial statements since the date of acquisition.

The following table summarizes the purchase price allocation (in thousands):

Accounts receivable, net	$1,520
Prepaid expenses and other assets	47
Property, equipment and leasehold improvements, net	192
Goodwill	1,942
Other assets	174

Total assets acquired	3,875

Accounts payable and accrued liabilities	(313)
Current installments of long-term obligations	(263)
Accrued payroll and employee benefits	(338)
Deferred revenues	(33)
Long-term obligations, net of current installments	(12)

Total liabilities assumed	(959)

Net assets acquired	$2,916

The following pro forma results of operations reflect the combined results of Exponent and Novigen for the quarters and nine months ended September 27, 2002 and September 28, 2001, as if the business combination occurred as of the beginning of Exponent’s fiscal year. The information used for this pro forma disclosure was obtained from unaudited internal financial reports prepared by Novigen from January 1, 2001 through May 19, 2002. Although Novigen’s fiscal quarters do not coincide with Exponent’s fiscal quarters, its monthly financial reports were used to combine their results of operations with Exponent’s quarterly financial statements to arrive at the pro forma amounts disclosed below. For comparative purposes, the pro forma amounts for the nine months ended September 27, 2002 do not include $412,812 in non-recurring bonus payments made by Novigen prior to the acquisition.

	Quarters Ended		Nine Months Ended
(In thousands)	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Revenues	$28,467	$27,338	$87,731	$82,838

Net income	$2,115	$1,541	$6,328	$5,029

Net income per share:
Basic	$0.31	$0.23	$0.94	$0.76
Diluted	$0.28	$0.21	$0.84	$0.69
Shares used in per share computations:
Basic	6,932	6,583	6,768	6,575
Diluted	7,581	7,204	7,507	7,272

Note 7:    Related Party Transactions

Novigen has a contract for software licensing from Durango Software LLC. The husband of Dr. Barbara Peterson, the former president of Novigen, owns Durango Software. Dr. Peterson is now a practice director in the Exponent organization. Exponent recorded software licensing expenses related to this contract for the quarter and nine months ended September 27, 2002 of approximately $22,000 and $29,000, respectively.

Note 8:    Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be amortized, but will instead be reviewed annually for impairment. The amortization provisions of SFAS No. 142 applied immediately to goodwill and other intangible assets acquired after June 30, 2001. For goodwill and other intangible assets with indefinite lives, acquired before June 30, 2001, the statement requires that amortization cease for fiscal years beginning after December 15, 2001. Exponent adopted SFAS No. 142 and ceased amortization of its goodwill and other intangible assets with indefinite lives, beginning on December 29, 2001.

The Company assesses the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. The Company assesses the impairment of intangible assets that are subject to amortization in accordance with SFAS No. 144, whenever events or changes in circumstances indicate that the carrying value may be impaired. Factors that the Company considers when evaluating for possible impairment include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for overall business; and

•	significant negative economic trends.

When evaluating the Company’s goodwill for impairment, based upon the existence of one or more of the above factors, the Company determines the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then an impairment loss is recognized.

When determining whether the carrying value of amortizable intangible assets is impaired, based upon the existence of one or more of the above factors, the Company determines the existence of an impairment by comparing the carrying amount of the asset to the undiscounted future cash flows to be generated by the asset. If such cash flows are less than the carrying amount, the assets are considered impaired and the impairment is measured and recognized as the amount by which the carrying value of the assets exceeds the fair value of the assets.

        As of September 27, 2002, the Company had $8.6 million in goodwill. The Company also had $175,000 of other intangible assets that it will continue to amortize over the remaining useful lives. The Company completed its initial test for impairment of goodwill during the second quarter of fiscal 2002 and determined that there was no impairment.

The following table presents comparative earnings and earnings per share data as if the non-amortization provisions of SFAS No. 142 had been adopted for all periods presented:

	Quarters Ended		Nine Months Ended
(In thousands, except per share data)	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Reported net income	$2,115	$1,613	$6,157	$4,991
Add: Goodwill amortization, net of tax	—	123	—	368

Adjusted net income	$2,115	$1,736	$6,157	$5,359

Reported basic net income per share	$0.31	$0.25	$0.91	$0.77
Add: Goodwill amortization, net of tax	—	0.02	—	0.05

Adjusted basic net income per share	$0.31	$0.27	$0.91	$0.82

Reported diluted net income per share	$0.28	$0.23	$0.82	$0.69
Add: Goodwill amortization, net of tax	—	0.01	—	0.05

Adjusted diluted net income per share	$0.28	$0.24	$0.82	$0.74

At September 27, 2002 and December 28, 2001, intangible assets were comprised of the following:

(In thousands)	September 27, 2002	December 28, 2001
Intangible assets subject to amortization:
Non-competition agreements	$236	$100
Less accumulated amortization	(61)	(31)

	175	69
Other intangible assets	67	67
Goodwill, net	8,558	6,576

Total intangible assets	$8,800	$6,712

Amortization of intangible assets for the quarter and nine months ended September 27, 2002 was approximately $15,000 and $30,000, respectively. Amortization expense for these intangible assets is projected to be approximately $59,000, $53,000, $34,000 and $14,000 in fiscal 2003 through fiscal 2006, respectively. Prior to the adoption of SFAS No. 142 on December 29, 2001, amortization of intangible assets included the amortization of goodwill. Amortization of goodwill and intangible assets for the quarter and nine months ended September 28, 2001 was approximately $219,000 and $656,000, respectively.

Changes in the carrying amount of goodwill by operating segment for the period ended September 27, 2002 (in thousands):

	Environmental and health	Other scientific and engineering	Total
Balance at December 28, 2001	$6,108	$468	$6,576
Goodwill acquired:
Novigen acquisition	1,942	—	1,942
Additional payout for prior acquisition	—	40	40

Balance at September 27, 2002	$8,050	$508	$8,558

There were no goodwill impairments, or gains or losses on disposals, which included goodwill, for any portion of the Company’s reporting units during the period.

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

Overview

Exponent, Inc. is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers and business consultants brings together more than 70 different technical disciplines to solve complicated issues facing industry and government today. Our services include analysis of product development or product recall, regulatory compliance, discovery of potential problems related to products, people or property and impending litigation, as well as the development of highly technical new products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating the allowance for doubtful accounts;

•	accounting for income taxes;

•	valuing long-lived assets under SFAS No. 144; and

•	valuing intangible assets and goodwill under SFAS 142.

Revenue recognition.    The Company derives its revenues primarily from professional fees earned on consulting engagements and fees earned for the use of its equipment and facilities, as well as outside direct expenses associated with the services that are billed to its clients. Outside direct expenses are included in revenues, net of related costs. In accordance with EITF 99-19, ‘Reporting Revenue Gross as a Principal versus Net as an Agent’ we report revenue net of outside direct expenses, which consist primarily of subcontractor fees. We have determined that we are not the primary obligor with respect to our subcontractors because:

•	our clients are directly involved in the subcontractor selection process;

•	the subcontractor is responsible for fulfilling the scope of work; and

•	we pass through the costs of subcontractor agreements with only a minimal fixed percentage mark-up to compensate us for processing the transactions.

In accordance with EITF 01-14, ‘Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,’ we also report in revenue, reimbursements for our employee out-of-pocket expenses, which consist primarily of travel expenses. Related expenses for these reimbursements are classified against revenue. The majority of our engagements are performed on time and material or fixed-price billing arrangements. On time and material type projects, revenue is generally recognized as the services are performed. On fixed-fee contracts, revenue is recognized based on the estimated percentage of completion of the services rendered.

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

All consulting contracts are subject to review by senior management, which requires a positive assessment of the collectibility of contract amounts upon their initiation. If, during the course of the contract, we determine that collection of revenue is not reasonably assured, we do not recognize the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. We assess collectibility based on a number of factors, including past transaction history with the client and project manager, as well as the credit-worthiness of the client. Losses on fixed-fee contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

Allowance for doubtful accounts.    The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the period. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. Specifically, we analyze billed accounts receivable and unbilled work-in-process based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms when determining the allowance for doubtful accounts. As of September 27, 2002, our accounts receivable balance was $39.8 million, net of an allowance for doubtful accounts of $1.8 million.

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2002, we currently believe that we will realize 100% of our deferred tax asset. In the first quarter of 2002 we wrote off approximately $350,000, related to an expiring capital loss carry-forward, from our deferred tax asset balance. We believed that we would not be able to generate sufficient capital gains in 2002 to allow us to utilize this asset. As of September 27, 2002, we had net deferred tax assets of $1.8 million and net deferred tax liabilities of $414,000 for a net deferred tax asset of $1.4 million and a valuation allowance of $0.

Valuing long-lived assets under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.    Long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the carrying amount of the related asset. For long-lived assets to be held and used, an impairment loss is recognized if the carrying amount of an asset is not recoverable from its undiscounted cash flows. The loss is measured as the difference between the carrying amount and the fair value of the assets. For long-lived assets to be disposed of other than by sale, an impairment loss is recognized at the date the long-lived asset is exchanged. Long-lived assets that are to be disposed of by sale are classified as held for sale, depreciation ceases and it is valued at the lower of carrying amount or fair value less cost to sell. As of September 27, 2002 and December 28, 2001, we did not have any long-lived assets to be disposed of by sale or other than by sale.

Valuing intangible assets and goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets”.    We assess the impairment of identifiable intangible assets not subject to amortization and goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Factors that we consider when evaluating for possible impairment include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative economic trends.

When determining whether the carrying value of intangible assets not subject to amortization is impaired based upon the existence of one or more of the above factors, we determine the existence of an impairment by comparing the carrying amount of the asset to the fair value as measured by the expected future cash flows to be generated by the asset. If such assets are considered impaired, the impairment is measured and recognized as the amount by which the carrying value of the assets exceeds the fair value of the assets.

When evaluating the Company’s goodwill for impairment, based upon the existence of one or more of the above factors, we determine the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then an impairment loss is recognized.

As of September 27, 2002, net intangible assets and goodwill totaled $8.8 million and our long-lived assets, consisting primarily of net property, equipment and improvements, totaled $31.4 million.

We adopted SFAS No. 142 effective December 29, 2001. As a result we ceased amortizing goodwill, which had a balance of approximately $8.6 million and $6.6 million at September 27, 2002 and December 29, 2001, respectively. In place of amortization, this standard requires an annual impairment review beginning in fiscal 2002. We completed our initial impairment review and determined that we had no impairment of our goodwill and therefore did not record an impairment charge. During the first quarter of fiscal 2002, there was an increase of $40,000 in goodwill due to a payout related to a prior acquisition. In addition, we acquired Novigen Sciences, Inc. (“Novigen”) on May 20, 2002. As required by SFAS No. 142, we allocated the purchase price to the assets, liabilities and goodwill acquired, based on the fair value at the date of acquisition. We recorded $1.9 million in goodwill associated with this acquisition, which will not be amortized but rather tested annually for impairment in accordance with SFAS No. 142.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2001, which are contained in our fiscal 2001 Annual Report on Form 10-K.

2002 Fiscal Quarter and Nine months Ended September 27, 2002 compared to 2001 Fiscal Quarter and Nine months Ended September 28, 2001

Revenues for the third quarter of fiscal 2002 grew by 7.6% to $28.5 million compared to $26.4 million for the same quarter in fiscal 2001. The increase resulted from increased billable hours and higher billing rates as compared to the same quarter last year. During the quarter, we experienced revenue growth in both of our operating segments. Our environmental and health segment’s revenues grew by $1.5 million or 23.0%. The segment increase resulted from increased billable hours and higher billing rates as compared to the same quarter last year. Billable hours increases resulted primarily from our acquisition of Novigen on May 20, 2002 and included revenues of $1.1 million attributable to Novigen’s operations in the third quarter. Our other scientific and engineering segment’s revenues grew by $537,000 or 2.7%. This segment’s growth resulted from increased utilization and bill rate increases compared to the same period last year. Revenues for the nine months ended September 27, 2002 grew by 7.5% to $85.6 million compared to $79.6 million for the same period in fiscal 2001. The increase resulted from higher billing rates as compared to the same period in fiscal 2001. For the nine months ended September 27, 2002, we experienced revenue growth in both of our operating segments. Our environmental and health segment’s revenues grew by $3.5 million or 18.6% as compared to the same period in fiscal 2001. As mentioned previously, this segment grew as a result of increased billable hours and higher billing rates. Billable hours increases resulted primarily from our acquisition of Novigen and included revenues of $1.7 million attributable to Novigen’s operations since the acquisition. Our other scientific and engineering segment’s revenues grew by $2.5 million or 4.0% compared to the same period in fiscal 2001. This segment’s revenue growth resulted from higher billable hours, excluding the technology development practice, and increased billing rates. These increases were partially offset by a decrease of $3.2 million in technology development practice revenues related to our Land Warrior program. The Land Warrior program is in its pre-production phase, which has required reduced effort in the current year compared to the same period last year. While we anticipate Land Warrior revenues to continue at a reduced level through the remainder of 2002, in August 2002, we were awarded the Phase I Objective Force Warrior agreement, valued at $7.5 million. We anticipate that we will realize net revenues of approximately $2 million from this agreement through the remainder of fiscal 2002 and the first half of fiscal 2003. The fourth quarter of fiscal 2002 is a 14-week quarter, as a result of fiscal 2002 being a 53-week year. Therefore, we anticipate earning additional revenues, however this increase will be partially offset by one additional holiday in this period compared to the fourth quarter of 2001.

Compensation and related expenses increased by 9.1% to $18.4 million for the third quarter of fiscal 2002 compared to $16.8 million for the same period in fiscal 2001. As a percentage of revenue for the third quarter, total compensation and related expenses increased to 64.5% compared to 63.7% for the same period in fiscal 2001. Compensation and related expenses increased in the third quarter of fiscal 2002 compared to the same quarter last year due to the increase in annual salaries and bonuses. Compensation during the quarter included $885,000 related to the Novigen acquisition. The bonus accrual is based on our profitability, which increased during the quarter. For the nine months ended September 27, 2002, compensation and related expenses increased by 7.8% to $55.8 million compared to $51.7 million for the nine months ended September 28, 2001. Increased expense in the first nine months resulted from salary increases and increased bonus accrual compared to the same period last year. Compensation for the nine months included $1.3 million related to the Novigen acquisition. The bonus accrual increased as a result of improved profitability during the nine months ended September 27, 2002 compared to the same period last year. As a percentage of revenue, compensation and related expenses increased to 65.2% for the nine months ended September 27, 2002 as compared to 64.9% for the nine months ended September 28, 2001. During the first half of 2002, we reduced our staff in the technology development and vehicle analysis practices by approximately fifteen full-time employees. We anticipate fiscal 2002 cost savings from this reduction of approximately $1 million. On May 20, 2002, we acquired Novigen, which increased our staff by thirty-four full-time employees. Compensation and related expense is expected to increase by approximately $2.5 million in fiscal 2002 as a result of this acquisition.

Other operating expenses increased by 1.0% to $4.6 million for the third quarter of fiscal 2002 compared to $4.5 million for the same quarter in fiscal 2001. As a percentage of revenues for the quarter, other operating expenses decreased to 16.0% in fiscal 2002 from 17.1% for the same period of fiscal 2001. The increased expense was due to increased rent expense of $194,000 compared to the same period last year, which is due primarily to the acquisition of Novigen. This increase is partially offset by decreased expense of $76,000 for computer supplies and equipment as a result of cost savings in phone data lines. Other operating expenses decreased by 2.4% to $12.9 million for the nine months ended September 27, 2002 compared to $13.2 million for the same period last year. As a percentage of revenues, other operating expenses decreased to 15.1% for the nine months ended September 27, 2002 as compared to 16.6% for the nine months ended September 28, 2001. This reduction in expense was attributable to decreases in occupancy costs, depreciation and computer supplies and equipment expenses, partially offset by an increase in rent expense. Occupancy costs for the first nine months decreased by $287,000 over the same period last year due primarily to lower utility expense. Depreciation for the first nine months declined by $213,000 primarily as a result of personal computer and software assets becoming fully depreciated. Computer supplies and equipment expense decreased by $163,000 as discussed above. This decrease in the nine-month period was partially offset by an increase in rent expense of $462,000 due to office rent increases and the Novigen acquisition compared to the same period last year.

General and administrative expenses decreased by 25.1% to $1.9 million for the third quarter of fiscal 2002 compared to $2.5 million for the same period in fiscal 2001. As a percentage of revenues, general and administrative expenses decreased to 6.5% of total revenues for the third quarter of fiscal 2002 compared to 9.4% for the third quarter of fiscal 2001. This decrease was primarily a result of the reversal of a sales tax accrual and decreased expenses for goodwill amortization and outside consulting. We favorably settled a sales tax assessment, which we had previously recorded as an expense. The settlement contributed to a reduction in net expense of $263,000 in the current period. Goodwill amortization expense decreased by $204,000 in the third quarter, as a result of the adoption of SFAS No. 142 at the beginning of this fiscal year. Outside consulting costs were lower by $71,000 as a result of initiation costs for the Company’s mentoring program last year. For the nine months ended September 27, 2002, general and administrative expenses decreased by 17.3% to $5.7 million from $6.9 million for the nine months ended September 28, 2001. As a percentage of revenues, general and administrative expenses decreased to 6.7% for the nine months ended September 27, 2002 from 8.7% for the same period of fiscal 2001. The decrease for the first nine months of fiscal 2002 as compared to the same period of fiscal 2001 was a result of decreases in goodwill amortization of $626,000, sales taxes of $239,000 and recruiting of $198,000, partially offset by an increase in bad debt expense of $292,000. As mentioned above, the decrease in goodwill amortization was a result of adopting SFAS No. 142 and the decrease in sales tax was due to the settlement of a tax assessment. The decrease in recruiting was due to reduced usage of outside recruiting services during the same period compared to last year.

Other income and expense consists primarily of investment income earned on available cash and cash equivalents and rental income from leasing excess space, primarily in our Silicon Valley facility, net of interest expense on our revolving reducing mortgage note. Other income and expense decreased 69.2% to $53,000 for the third quarter of fiscal 2002 compared to $172,000 for the same period of fiscal 2001. This decrease was primarily due to a reserve taken on a miscellaneous note receivable of $137,000. Other income, net, decreased by 64.7% to $302,000 for the nine months ended September 27, 2002 compared to $855,000 during the same period in fiscal 2001. This decrease was due to reduced rental income from our facility in Silicon Valley of $428,000 and the reserve taken on the miscellaneous note receivable of $137,000 as discussed above, partially offset by interest income generated from excess invested cash. The lease of our largest tenant, who occupied 24,000 square feet of the Silicon Valley facility, ended in January 2001. To date, this space has not been rented. If we are not able to lease our available space, we anticipate that our rental income will continue at this reduced level for the remainder of 2002.

Exponent’s income tax provision for the third quarter ended September 27, 2002 was $1.6 million, representing a 43.5% effective tax rate. The income tax provision for the third quarter ended September 28, 2001 was $1.2 million, representing a 42.2% effective income tax rate. The higher effective rate in the third quarter of 2002 is due to our expectation that some portion of our fiscal 2002 income will be subject to a higher income tax rate. Exponent’s income tax provision for the nine months ended September 28, 2002 was $5.4 million, representing a 46.5% effective tax rate. The income tax provision for the nine months ended September 28, 2001 was $3.7 million, representing a 42.3% effective income tax rate. The higher effective rate in the first nine months of 2002 is due to our expectation that some portion of our fiscal 2002 income will be subject to a higher income tax rate and also due to the effect of a deferred income tax asset write-off, related to an expiring capital loss carry-forward of approximately $350,000, which we determined would not be realized before it expired in fiscal 2002. This write-off was recognized during the first quarter of fiscal 2002.

Liquidity and Capital Resources

We invest excess cash in short-term highly liquid investments. As of September 27, 2002, our cash and cash equivalents was $13.5 million compared to $7.8 million at December 28, 2001. We financed our business for the current period principally through operating cash.

Net cash provided by operating activities was $6.9 million in the first nine months of fiscal 2002, compared to net cash used of $4.9 million for the comparable period in fiscal 2001. The change from net cash used to net cash provided by operating activities was primarily attributable to changes in operating assets and liabilities, especially in accounts receivable and accrued payroll and employee benefits. Accounts receivable related cash flow changed from a net decrease of $9.6 million in fiscal 2001 to a net increase of $430,000 in fiscal 2002, primarily as a result of improved collections. Our days sales outstanding improved to 113 days at September 27, 2002 from 118 days at December 28, 2001. Our accrued payroll and employee benefits payments were lower in the first nine months of fiscal 2002, as compared to the first nine months of fiscal 2001 due to lower bonus payouts in the first quarter of fiscal 2002, which were $4.9 million compared to $6.4 million in fiscal 2001. Bonus payouts made in the first quarter of fiscal 2002 were based on our profitability in fiscal 2001, which was lower as compared to fiscal 2000.

Net cash used in investing activities was $3.3 million for the first nine months of fiscal 2002, compared to net cash used in investing activities of $1.8 million for the comparable period in fiscal 2001. Cash used in investing activities increased in fiscal 2002 primarily as a result of cash used in the amount of $2.2 million to acquire Novigen and $1.1 million used for capital expenditures. Capital expenditures in fiscal 2001 were $1.9 million, which included costs for remodeling our Silicon Valley facility.

Net cash provided by financing activities was $2.2 million for the first nine months of fiscal 2002, compared to net cash provided of $346,000 for the comparable period in fiscal 2001. In the first nine months of fiscal 2002, we repurchased $748,000 in our common stock compared to $3.6 million repurchased in the same period in fiscal 2001. In addition, cash provided from the issuance of our common stock was $3.2 million in fiscal 2002 as compared to $2.3 million in fiscal 2001.

At September 27, 2002, our other long-term obligations were $819,000, which consisted primarily of deferred rent and deferred compensation.

Exponent has a revolving reducing mortgage note with a total available borrowing amount of $26.0 million and an outstanding balance of $0 as of November 8, 2002. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated cash needs through at least the next twelve-month period.

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

Customer Concentration

We currently derive, and believe that we will continue to derive, a significant portion of our revenues from clients, organizations and insurers related to the transportation industry and the government sector. The loss of any large client, organization or insurer related to either the transportation industry or government sector could have a material adverse effect on our business, financial condition or results of operations.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30.0 million, is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of September 27, 2002, we had $0 outstanding balance and available borrowings of $26.0 million. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. We may from time to time during the term of the Mortgage Note borrow, partially or wholly repay our outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

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

Exponent is exposed to some foreign currency exchange rate risk associated with our foreign operations. Given the limited nature of these operations and the historical low volatility of such exchange rates, we believe that any exposure would be minimal.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within the 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

EXPONENT,INC. (Registrant)

Date: November 12, 2002

/s/ MICHAEL R. GAULKE
Michael R. Gaulke, President and Chief Executive Officer

/s/ RICHARD L. SCHLENKER
Richard L. Schlenker, Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael R. Gaulke, President and Chief Executive Officer of Exponent, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Exponent, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ MICHAEL R. GAULKE
Michael R. Gaulke President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard L. Schlenker, Chief Financial Officer of Exponent, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Exponent, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ RICHARD L. SCHLENKER
Richard L. Schlenker Chief Financial Officer