Form 10-K
period 2003-01-03
EXPONENT INC
filed 2003-04-03
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 3, 2003.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

149 Commonwealth Drive, Menlo Park, California 94025

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (650) 326-9400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the NASDAQ National Market on June 28, 2002, the last business day of the registrant’s most recently completed second quarter, was $72,550,624.

The number of shares of the issuer’s Common Stock outstanding as of March 21, 2003 was 7,149,180.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be held on May 29, 2003, are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED JANUARY 3, 2003

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and incorporates by reference, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto under) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include those discussed in this Report under the heading “Factors That May Affect Future Operating Results and Market Price of Stock” and elsewhere. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

PART I

Item 1. Business

GENERAL

Exponent, Inc., incorporated in Delaware in 1989 (“Exponent”, and, together with its operating groups, the “Company”), is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers and business consultants brings together more than 70 different technical disciplines to solve complicated issues facing industry and business today. Our professional staff can perform in-depth scientific research and analysis, or very rapid-response evaluations to provide our clients with the critical information they need.

CLIENTS

General

Exponent serves clients in automotive, aviation, chemical, construction, energy, government, health, insurance, manufacturing, technology and other sectors of the economy. Many of our engagements are initiated by lawyers or insurance companies, whose clients anticipate, or are engaged in, litigation over an alleged failure of their products, equipment or services. We have seen our services in failure prevention and technology evaluation grow as the technological complexity of products has increased over the years. We had gross revenues from continuing operations of approximately $134 million, $124 million and $132 million for fiscal years 2002, 2001 and 2000, respectively. During 2002, 2001 and 2000 approximately 19%, 21% and 21%, respectively, of our gross revenues from continuing operations were derived from professional services provided to clients, organizations and insurers related to the transportation industry. Additionally, during 2002, 2001 and 2000 we derived approximately 10%, 14% and 24%, respectively, of gross revenues from continuing operations from professional services provided to government agencies and contractors.

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

SERVICES

Recent events have heightened corporate awareness of the need to protect workers, facilities and operations. In 2002, we continued to work on high-profile investigations (such as the September 11, 2001 tragedy) as well as public health, environmental and product safety issues. Product recalls related to vehicle components, medical devices, food and other consumer products continue to make headlines. We are pleased that over the past year Exponent’s consultants have been engaged to provide solutions to many of these emerging and challenging technical issues.

Exponent’s service offerings are provided through a practice-focused format. Many projects require support from multiple practice areas. We currently operate 14 practice areas.

•	Biomechanics
•	Civil Engineering
•	Data/Risk Analysis
•	EcoSciences
•	Electrical Engineering
•	Environmental Science
•	Food & Chemicals
•	Health and Epidemiology
•	Human Factors
•	Human Health Risk Assessment
•	Mechanical Engineering & Materials Science
•	Technology Development
•	Thermal Sciences
•	Vehicle Analysis

Biomechanics

Our Biomechanics staff uses engineering and biomedical science to explore the cause, nature and severity of injuries. The type and distribution of injuries, combined with our extensive experience in human injury tolerance, allows us to determine forces and motions that must have occurred to produce the injuries. Using medical records, injury analysis can frequently provide information about human dynamics that is not directly available by other means. Through close interaction with our Accident Reconstruction and Human Factors service areas, our consultants analyze the human’s overall role in an accident, including likelihood, causation and severity. We are also actively involved in assessing potential injury or medical risk to individuals that utilize medical devices, such as cardiac stents and orthopedic implants.

Civil Engineering

We have over 30 years of experience investigating all types of structural, hydrological, geotechnical, geological, geomechanical, construction and building problems, from major catastrophes to simple performance failures. The scientific investigation of these events provides our clients with a thorough assessment of damage, as well as expert analysis of causation to be used for purposes of retrofit, repair, claims adjustment or litigation. Furthermore, we use our experience to help clients before failures occur, to determine the vulnerability of their facilities to damage and to develop appropriate mitigation measures.

As a result of the September 11, 2001 attack on the World Trade Center, we are consulting with interested parties to study the collapse of the twin towers. We continue to provide testimony in major litigations alleging construction design defects and in assessing construction delay claims. In addition, we assist clients with the investigation and resolution of damage claims and litigation arising from earthquakes, landslides and other natural disasters and have worked with the California Earthquake Authority to improve response to future earthquake insurance claims.

Data/Risk Analysis

Our expertise in risk analysis helps quantify how machines, vehicles, consumer products and components behave in the real world—a direct measurement of risk. We advise our clients on whether design changes may increase or decrease risk, or whether overall safety justifies a particular design. Using the largest collection of accident and incident data in the world, our Data/Risk Analysis group reviews real-world performance of consumer products, transportation and other human activity. In 2002, our staff provided statistical analysis for a number of consumer product and transportation-related litigations, including the Ford Explorer/Firestone Tire rollover litigation.

EcoSciences

Our ecological scientists provide proven, cost-effective, and scientifically defensible solutions to complex environmental issues. This multidisciplinary team includes terrestrial and aquatic ecologists, toxicologists, fishery scientists, and resource management specialists. Our services include ecological risk assessment, natural resource damage assessment, toxicological reviews and analysis, water quality management, and design/monitoring of ecological restoration programs.

Our staff has worked on more than 30 natural resource damage cases nationwide. Through this work, we have gained valuable insights into the natural resource damage assessment process and a thorough understanding of the trustees’ perspectives. Our experience includes a wide variety of habitats (freshwater, estuarine, marine, and terrestrial) and substances of concern (PCBs, dioxins, PAH, metals, and petroleum hydrocarbons).

Electrical Engineering

We continue to be a highly sought-after resource for understanding current and potential risks involving electrical and electronic components. Our team of electrical engineers performs a wide array of investigations ranging from electric power systems to semiconductor devices. We operate laboratories for testing both heavy equipment and light electronic equipment. Computers and specialized software are used to analyze electric power systems, circuits and other equipment configurations. For a large electric utility client, we have conducted power flow studies, tested for network transfer capability, transmission congestion, voltage support and reactive requirements and made recommendations for improvement to client systems. In the electronics and semiconductor area, our consultants work with manufacturers and suppliers to assure product quality.

Environmental Science

Our environmental scientists and engineers provide proven, cost-effective, scientifically defensible and realistic assessments and solutions to complex environmental issues. We offer technical, regulatory and litigation support to industries that include mining and minerals, petrochemicals, forest products, shipbuilding, railroads, aerospace and defense and trade associations. Our consultants also address hydrological issues related to new housing and office complex developments around the country.

Food & Chemicals

Exponent added a Food and Chemical practice through its acquisition of Novigen Sciences, Inc. in May 2002. Our staff includes both technical and regulatory specialists who are experienced in dealing with foods, and with pesticide and non-pesticide products including conventional chemicals, biochemicals, microbials, and products of biotechnology. We provide practical, creative scientific and regulatory support to meet global business objectives at every stage of the product cycle, from R&D to retail. In 2002, we completed a project for the U.S. military where we designed and conducted a clinical study to evaluate performance-enhancing supplements. In addition, we assessed risks to determine the advisability and extent of food and supplement product recalls due to chemical or microbiological contaminants and evaluated potential exposures associated with foods, dietary supplements and consumer products for compliance with California’s Proposition 65, which requires the State of California to publish a list of chemicals known by the State to cause cancer.

Health and Epidemiology

We have one of the foremost health sciences consulting practices in the United States. Our Health and Epidemiology practice combines the expertise and experience of both M.D.s and Ph.D.s to provide a comprehensive perspective on human health issues such as occupational and environmental health, pharmaceuticals, medical devices and the quality of health care. The practice utilizes our consultants’ expertise in occupational epidemiology to examine possible work-related diseases and injuries. In 2002, we undertook studies of the effects of Endocrine Disrupting Chemicals (EDC) on the population, as well as reviews of how certain medical devices, pharmaceuticals and other medical products impact human health.

Human Factors

Our Human Factors practice analyzes human cognition and behavior to guide product design decisions to provide better safety and usability. Working in conjunction with other Exponent practices, our scientists look at ways to improve product design, as well as review safety information and training to help change human behavior and reduce accidents. In 2002, our consultants conducted a study for Six Flags theme parks regarding the potential risk of brain injury while riding roller coasters. We evaluated data and information on roller coaster incidents, assessed potential risks and conducted new measurements related to g-forces and roller coasters. We found that the speeds on roller coasters may be high, but the g-forces of roller coaster rides take place in a short period of time and can be similar to everyday disturbances that people experience.

Human Health Risk Assessment

Our team of toxicologists study and analyze industry and regulatory issues relating to products and processes and their effect on humans and their environment. We provide solutions for potential environmental liabilities and communicate those results with industry, regulatory personnel and the public. In 2002, we participated in extensive studies of the effect of asbestos on automotive brakes and are currently responding to the increase in mold and indoor air quality claims being raised throughout the country by utilizing a multidisciplinary team of health risk, health and civil engineering professionals to meet the needs of our clients.

Mechanical Engineering and Materials Science

Our mechanical engineers and materials scientists have both an academic and “real-world” understanding of all areas of mechanical and materials engineering, including reliability and hazard evaluation, design assessment, fluid and thermal analysis and materials life prediction. We routinely work with manufacturers to assess risks to their products during their design and manufacturing phases of product development. In addition, we help manufacturers respond to allegations of defective design by the federal regulatory agencies such as the Consumer Product Safety Commission. In 2002, we continued to expand our work for a particular client in the computer industry in assessing potential risk in products under development. We used our experience to provide the client with a thorough comprehension of their current or potential designs to determine vulnerabilities before failures occurred and to develop appropriate mitigation methods. We also provided similar design review services in 2000 for a major manufacturer of household consumer products as part of their response to several significant product safety recalls, which the manufacturer voluntarily implemented in 2001.

Technology Development

Drawing on our multidisciplinary engineering, testing and failure analysis and prevention expertise, our Technology Development practice specializes in harnessing commercial technologies to develop effective military and industrial equipment and systems.

In August 2002, we were awarded one of two Phase I agreements for the U.S. Army’s Objective Force Warrior (OFW) program to develop revolutionary capabilities for the Objective Force soldier systems. OFW is an initiative to create a lightweight, fully integrated individual combat system, including weapon, head-to-toe individual protection, netted communication systems, soldier-worn power sources, and enhanced human performance capabilities. In July of 2002, we provided the U.S. Army units in Afghanistan with M-7’s: wearable computer/radio systems with the capability of controlling small robots. The Exponent-integrated land traversing robotic systems are the first ever used in combat situations. The main missions for the robots are checking buildings and clearing caves in order to reduce the risk to soldiers during exploration. Also in 2002, we were awarded a follow-on contract to provide materials assessment and design analysis for the Advanced Combat Uniform for the U.S. Army as well as continued our effort with the Defense Manpower Agency to perform reliability characterization and testing on Smart Cards used throughout the Department of Defense.

Thermal Sciences

We have investigated and analyzed thousands of fires and explosions ranging from high loss disasters at manufacturing facilities to small insurance claims. Information gained from these analyses has assisted clients in evaluating failures when they occur and in assessing preventative measures related to the design of their products. In 2002, our Thermal Sciences practice was tasked to investigate fire/smoke/debris spread to the local area surrounding the September 11th collapse of the twin towers of the World Trade Center. The Thermal Sciences practice has expanded its capabilities in the areas of fire protection engineering and chemical engineering, and developed a strong presence in Chicago and the Midwest.

Vehicle Analysis

Our Vehicle Analysis practice provides design analysis, vehicle crash testing, component testing and accident reconstruction services to clients developing new automotive products, facing unexpected performance issues, or seeking information about how an accident occurred. At our 147-acre Test and Engineering Center in Phoenix, we develop unique test protocols using proprietary tests developed by our consulting staff. In 2002, we continued to work on the Ford/Firestone litigation and submitted our repeatable test technique for evaluating a roof-to-ground impact in a vehicle rollover event (developed with Ford Motor Company) to the National Highway Traffic Safety Administration’s (NHTSA) docket on rollover safety. The system is well suited to developmental testing of rollover occupant protection systems and investigation of roof strength issues.

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

In each of the foregoing areas, we believe that the principal competitive factors are: technical capability and breadth of services, ability to deliver services on a timely basis, professional reputation and knowledge of the litigation process. Although we believe that we generally compete favorably in each of these areas, some of our competitors may be able to provide services acceptable to our clients at lower prices.

We believe that the barriers to entry in particular areas of engineering expertise are low and that for many of our technical disciplines, competition is increasing. In response to competitive forces in the marketplace, we continue to explore new markets for our various technical disciplines.

EMPLOYEES

As of January 3, 2003, we employed 631 full-time and part-time employees, including 395 engineering and scientific staff, 101 technical support staff and 135 administrative and support staff. Our highly skilled staff includes 332 employees with advanced degrees, of which 192 employees have achieved the level of Ph.D.

ADDITIONAL INFORMATION

The address of our Internet website is www.exponent.com. We make available, free of charge through our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

EXECUTIVE OFFICERS

The executive officers of Exponent and their ages as of April 3, 2003 are as follows:

Name	Age	Position
Michael R. Gaulke	57	President, Chief Executive Officer and Director
Subbaiah V. Malladi, Ph.D.	56	Chief Technical Officer and Director
Roger L. McCarthy, Ph.D.	54	Chairman of the Board of Directors
Richard L. Schlenker, Jr.	37	Chief Financial Officer and Corporate Secretary

Executive officers of Exponent are appointed by the Board of Directors and serve at the discretion of the Board or until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

Michael R. Gaulke joined the Company in September 1992, as Executive Vice President and Chief Financial Officer. He was named President in March 1993 and he was appointed as a member of the Board of Directors of the Company in January 1994. He assumed his current role of President and Chief Executive Officer in June 1996. From November 1988 to September 1992, Mr. Gaulke served as Executive Vice President and Chief Financial Officer at Raynet Corporation, a subsidiary of Raychem Corporation. Prior to joining Raynet, Mr. Gaulke was Executive Vice President and Chief Financial Officer of Spectra Physics, Inc., where he was employed from 1979 to 1988. From 1972 to 1979, Mr. Gaulke served as a consultant with McKinsey & Company. Mr. Gaulke is a member of the Board of Directors of Cymer, Inc and serves on the Board of Trustees of the Palo Alto Medical Foundation. Mr. Gaulke received a M.B.A. (1972) in Marketing and Operations from the Stanford University Graduate School of Business and a B.S. (1968) in Electrical Engineering from Oregon State University.

Subbaiah V. Malladi, Ph.D., joined the Company in 1982 as a Senior Engineer, becoming a Senior Vice President in January 1988 and a Corporate Vice President of Exponent Failure Analysis Associates, Inc. (“FaAA”) in September 1993. In October 1998, Dr. Malladi was appointed Chief Technical Officer of the Company. Dr. Malladi also served as a director of the Company from March 1991 through September 1993. He was re-appointed as a director in April 1996 and has remained on the Board since that date. He received a Ph.D. (1980) in Mechanical Engineering from the California Institute of Technology, M.Tech (1972) in Mechanical Engineering from the Indian Institute of Technology, B.E. (1970) in Mechanical Engineering from SRI Venkateswara University, India and B.S. (1966) in Physics, Chemistry and Mathematics from Osmania University, India. Dr. Malladi is a Registered Professional Mechanical Engineer in the State of California, and a member of the following professional organizations: American Institute of Aeronautics and Astronautics; American Association for the Advancement of Science; Combustion Institute; and National Fire Protection Association.

Roger L. McCarthy, Ph.D., joined the Company in August 1978. Currently, Dr. McCarthy is Chairman of the Board of Directors and a director of the Company. From June 1996 to October 1998, he served as Chief Technical Officer of the Company and a director of the Company. He was Chairman of FaAA from 1986 until its dissolution in December 2000. He has been a director of the Company since 1989 and a director of FaAA since 1980. He was Chief Executive Officer of the Company and FaAA from 1982 to June 1996. He also served as Chairman and President of the Company from 1986 to March 1993. Dr. McCarthy received his Ph.D. (1977), Mech.E. (1975) and S.M. (1973) from Massachusetts Institute of Technology and his B.S.E. (1972) in Mechanical Engineering and A.B. (1972) in Philosophy from the University of Michigan. Dr. McCarthy is a Registered Professional Engineer in the states of California, Georgia and Arizona and a member of the following professional organizations: American Society of Metals; American Society of Mechanical Engineers (ASME); Safety Engineering and Risk Analysis Division of ASME; Society of Automotive Engineers; American Society for Testing and Materials; Human Factors and Ergonomics Society; National Society of Professional Engineers; American Society of Heating, Refrigeration and Air-

Conditioning Engineers; National Fire Protection Association; American Welding Society; National Safety Council; Society for Risk Analysis; and American Statistical Association.

Richard L. Schlenker, Jr. joined the Company in October 1990. Mr. Schlenker is the Chief Financial Officer and Corporate Secretary of the Company. He was appointed Chief Financial Officer in July 1999 and was appointed Secretary of the Company in November 1997. Mr. Schlenker was the Director of Corporate Development from 1998 until his appointment as CFO. He was the Manager of Corporate Development from 1996 until 1998. From 1993 to 1996, Mr. Schlenker was a Business Manager at FaAA, where he managed the business activities for multiple consulting practices within FaAA. Prior to 1993 he held several different positions in finance and accounting within the Company. Mr. Schlenker holds a B.S. in Finance from the University of Southern California.

Item 2. Properties

Exponent’s Silicon Valley office facilities consist of a 153,738 square foot building, with office and laboratory space located on a 6.3-acre tract of land we own in Menlo Park, California and an adjacent 27,000 square feet of leased warehouse storage space.

Our Test and Engineering Center (“TEC”) occupies 147 acres in Maricopa County, Arizona. We lease this land from the state of Arizona under a 30-year lease agreement that expires in January 2028 and have an option to renew for two fifteen-year periods. In September 1999, we completed construction of a new indoor test facility at the TEC. In October 2000, we completed construction of an engineering and test preparation building at the TEC.

In addition, we lease office, warehouse and laboratory space in 24 other locations in 16 states and the District of Columbia, as well as in Germany and England. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one to ten years. Aggregate lease expense in fiscal 2002 for all leased properties was approximately $4,344,000.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Exponent’s common stock is traded on the NASDAQ National Market under the symbol “EXPO”. The following table sets forth for the fiscal periods indicated the high and low closing sales prices for our common stock.

Stock prices by quarter	High	Low
Fiscal Year Ended January 2, 2004:
First Quarter (through March 21, 2003)	$15.25	$13.11
Fiscal Year Ended January 3, 2003:
First Quarter	$14.00	$12.32
Second Quarter	$13.90	$12.60
Third Quarter	$15.00	$11.11
Fourth Quarter	$15.01	$12.40
Fiscal Year Ended December 28, 2001:
First Quarter	$13.50	$9.13
Second Quarter	$13.00	$10.25
Third Quarter	$12.00	$9.05
Fourth Quarter	$13.00	$9.25

As of March 21, 2003, there were 353 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We have never paid cash dividends. We currently intend to retain future earnings for reinvestment in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

	Fiscal Years
(In thousands, except per share data)	2002	2001	2000	1999	1998
Consolidated Statements of Income Data:
Revenues before reimbursements	$115,298	$104,497	$101,598	$93,271	$80,412
Revenues	$126,055	$114,461	$113,027	$102,270	$89,687
Operating income	$13,920	$9,617	$10,662	$7,983	$4,029
Income from continuing operations	$7,924	$6,122	$7,428	$5,411	$3,920
Net income	$7,924	$6,122	$7,782	$5,188	$4,080

Income per share from continuing operations:
Basic	$1.16	$0.94	$$1.12	$0.80	$0.53
Diluted	$1.05	$0.85	$$1.05	$0.78	$0.51

Net income per share:
Basic	$1.16	$0.94	$1.17	$0.77	$0.55
Diluted	$1.05	$0.85	$1.10	$0.75	$0.53

Consolidated Balance Sheet Data:
Cash and equivalents	$22,480	$7,815	$6,379	$—	$6,082
Working capital	$44,696	$31,747	$24,033	$26,672	$32,571
Total assets	$107,216	$91,034	$85,626	$80,452	$86,985
Long-term liabilities	$1,864	$1,192	$886	$4,748	$16,144
Total equity	$83,786	$70,531	$65,337	$60,148	$58,315

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

The statements in this report that are not statements of historical fact are “forward-looking statements” and are based on current expectations and actual results may differ materially. These forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including but not limited to, the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against us may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents we file from time to time with the Securities and Exchange Commission.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, and contingencies such as litigation. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following as our critical accounting policies:

•	revenue recognition;
•	estimating the allowance for doubtful accounts;
•	accounting for income taxes;
•	valuing long-lived assets under SFAS No. 144;
•	valuing goodwill under SFAS No. 142; and
•	accounting for stock-based compensation.

Revenue recognition. We derive our revenues primarily from professional fees earned on consulting engagements and fees earned for the use of our equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to our clients

In accordance with EITF 99-19, ‘Reporting Revenue Gross as a Principal versus Net as an Agent’, we report revenue net of subcontractor fees. We have determined that we are not the primary obligors with respect to our subcontractors because:

•	our clients are directly involved in the subcontractor selection process;
•	the subcontractor is responsible for fulfilling the scope of work; and
•	we pass through the costs of subcontractor agreements with only a minimal fixed percentage mark-up to compensate us for processing the transactions.

In accordance with EITF 01-14, ‘Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,’ reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third party costs such as the cost of materials, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues.

The majority of our engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For our fixed-price engagements we recognize revenue based on the relationship of incurred labor hours at standard rates to our estimate of the total labor hours at standard rates we expect to incur over the term of the contract. We believe this methodology achieves a reliable measure of the revenue from the consulting services we provide to our customers under fixed-price contracts given the nature of the consulting services we provide and the following additional considerations:

•	we consider labor hours at standard rates and expenses to be incurred when pricing our contracts;
•	we generally do not incur set up costs on our contracts;
•	we do not believe that there are reliable milestones to measure progress toward completion;
•	if either party terminates the contract early, the customer is required to pay us for time at standard rates plus materials incurred to date;
•	we do not recognize revenue for award fees or bonuses until specific contractual criteria are met;
•	we do not include revenue for un-priced change orders until the customer agrees with the changes;
•	historically we have not had significant accounts receivable write-offs or cost overruns; and
•	our contracts are typically progress billed on a monthly basis.

Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. These judgments and estimates include an assessment of collectibility and, for fixed-price engagements, an estimate as to the total effort required to complete the project. If we made different judgments or utilized different estimates, the amount and timing of our revenue for any period could be materially different.

All consulting contracts are subject to review by senior management, which requires a positive assessment of the collectibility of contract amounts. If, during the course of the contract, we determine that collection of revenue is not reasonably assured, we do not recognize the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. We assess collectibility based on a number of factors, including past transaction history with the client and project manager, as well as the credit-worthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

Allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. Specifically, we analyze billed accounts receivable and unbilled work-in-process based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms when determining the allowance for doubtful accounts. As of January 3, 2003, our accounts receivable balance was $38.4 million, net of an allowance for doubtful accounts of $1.5 million.

Accounting for income taxes. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the statement of income in each period in which the allowance is increased.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2003, we currently believe that we will be able to utilize our deferred tax asset. As of January 3, 2003, we had net deferred tax assets of $1.9 million and net long-term deferred tax liabilities of $860,000 for a net deferred tax asset of $1.1 million and a valuation allowance of $0.

Valuing long-lived assets under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the carrying amount of the related asset. For long-lived assets to be held and used, an impairment loss is recognized if the carrying amount of an asset is not recoverable from its undiscounted cash flows. The loss is measured as the difference between the carrying amount and the fair value of the assets. For long-lived assets to be disposed of other than by sale, an impairment loss is recognized at the date the long-lived asset is exchanged. Long-lived assets that are to be disposed of by sale are classified as held for sale, depreciation ceases and such assets are valued at the lower of carrying amount or fair value less cost to sell. As of January 3, 2003, we did not have any long-lived assets to be disposed of by sale or other than by sale and there has been no indication of impairments to our long-lived assets. Our long-lived assets, consisting primarily of net property, equipment and leasehold improvements, totaled $31.7 million at January 3, 2003.

Valuing goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets”. We assess the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Factors that we consider when evaluating for possible impairment include the following:

•	significant under-performance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
•	significant negative economic trends.

When evaluating the Company’s goodwill for impairment, based upon the existence of one or more of the above factors, we determine the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then an impairment loss is recognized. As of January 3, 2003, goodwill totaled $8.6 million.

We adopted SFAS No. 142 effective December 29, 2001. As a result we ceased amortizing goodwill, which had a balance of approximately $8.6 million and $6.6 million at January 3, 2003 and December 28, 2001, respectively. In place of amortization, this statement requires an annual impairment review beginning in fiscal 2002. We completed our impairment review and determined that we had no impairment of our goodwill and therefore did not record an impairment charge. During the first quarter of fiscal 2002, there was an increase of $40,000 in goodwill due to a payout related to a prior acquisition. In addition, we acquired Novigen

Sciences, Inc. (“Novigen”) on May 20, 2002. As required by SFAS No. 141, we allocated the purchase price to the assets, liabilities and goodwill acquired, based on the fair value at the date of acquisition. We recorded $1.9 million in goodwill associated with this acquisition, which will not be amortized but rather tested annually for impairment in accordance with SFAS No. 142.

Accounting for Stock-Based Compensation. SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” to account for employee stock options.

Had the Company determined compensation cost based on the estimated fair value at the grant date for its Options under SFAS No. 123, the Company’s income from continuing operations would have been adjusted to the pro forma amounts indicated in the following schedule:

	Fiscal Years
(In thousands, except per share data)	2002	2001	2000
Reported income from continuing operations:	$7,924	$6,122	$7,428
Add back:
Intrinsic value stock-based compensation expense	44	132	67
Deduct:
Fair value stock-based compensation expense	(1,886)	(1,777)	(1,759)

Adjusted income from continuing operations:	$6,082	$4,477	$5,736

Income per share from continuing operations:
As reported:
Basic	$1.16	$0.94	$1.12
Diluted	$1.05	$0.85	$1.05
Adjusted:
Basic	$0.89	$0.69	$0.87
Diluted	$0.83	$0.65	$0.84
Shares used in per share calculations:
As reported:
Basic	6,802	6,506	6,631
Diluted	7,538	7,176	7,089
Adjusted:
Basic	6,802	6,506	6,631
Diluted	7,345	6,918	6,862

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the percentage of revenue of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES FOR FISCAL YEARS			PERIOD TO PERIOD CHANGE
	2002	2001	2000	2002 vs. 2001	2001 vs. 2000
Revenues	100.0%	100.0%	100.0%	10.1%	1.3%

Operating expenses:
Compensation and related expenses	60.1	59.6	57.0	11.0	5.8
Other operating expenses	14.0	15.2	15.0	1.5	2.7
Reimbursable expenses	8.5	8.7	10.1	8.0	(12.8)
General and administrative expenses	6.4	8.1	8.5	(13.6)	(2.5)

	89.0	91.6	90.6	7.0	2.4

Operating income	11.0	8.4	9.4	44.7	(9.8)

Other income, net	0.6	0.9	1.9	(28.9)	(50.8)

Income from continuing operations before income taxes	11.6	9.3	11.3	37.7	(16.4)

Income taxes	5.3	4.0	4.7	49.0	(14.8)

Income from continuing operations	6.3	5.3	6.6	29.4	(17.6)
Discontinued operations, net of taxes	0.0	0.0	0.3	0.0	(100.0)

Net income	6.3%	5.3%	6.9%	29.4%	(21.3)%

FISCAL YEARS ENDED JANUARY 3, 2003, DECEMBER 28, 2001 AND DECEMBER 29, 2000

Revenues

Exponent’s revenues consist of professional fee services, fees for use of our equipment and facilities, as well as third party expenses directly associated with the services performed that are billed to our clients. Third party expenses are included in revenues net of the related costs.

Our fiscal 2002 revenues were $126.1 million, an increase of $11.6 million or 10.1% over the prior year. Fiscal 2002 was a 53-week year in which we earned approximately $1.2 million in revenues before reimbursements during this extra week. Our revenue increase over last year was the result of growth in both of our business segments. Our environmental and health segment contributed $6.3 million of the increase and our other scientific and engineering segment contributed $5.3 million. Growth in our environmental and health segment was primarily the result of increased billable hours, billing rates and the acquisition of Novigen Sciences, Inc. (“Novigen”) on May 20, 2002. The Novigen acquisition contributed $3.1 million to this segment’s revenue growth. Also in our environmental and health segment, the health and epidemiology and human health risk assessment practices grew by $4.9 million or 41.7% over the prior year, which was partially offset by decreased revenues of $1.7 million from our environmental practices. Growth in our other scientific and engineering segment was the result of increased billable hours and billing rates. Within our other scientific and engineering segment, our civil engineering, mechanical engineering and materials science, biomechanics and thermal sciences practices grew a combined $6.1 million or 13.8%, which was partially offset by decreased revenues of $2.0 million or 21.8% in our technology development business. We continued to see a decline in revenues in 2002 related to the Land Warrior projects for the U.S. Army as it continued in its pre-production phase.

This contract was concluded in the first quarter of fiscal 2003. In August 2002, we were awarded the Phase I Objective Force Warrior agreement and we anticipate that we will realize revenues before reimbursements of approximately $1.0 million related to this contract during the first half of fiscal 2003.

Fiscal 2001 revenues were $114.5 million, an increase of $1.4 million or 1.3% over the prior year. The increase was the result of growth in our environmental and health segment during the year. Revenues for our environmental and health segment increased $2.2 million during the year. Our other scientific and engineering segment’s revenues decreased in fiscal 2001 by $803,000. Growth in our environmental and health segment was primarily the result of increases in bill rates and billed hours. Compared with the prior fiscal year, the health and epidemiology practice within our environmental and health segment, experienced growth of $2.8 million or 45.5%. In 2001, our other scientific and engineering segment had lower revenues from our technology development practice’s Land Warrior program as compared to the prior year. The Land Warrior project experienced lower revenues due to our entering the pre-production phase of the program, which required a reduced effort by Exponent compared to last year. In addition, this segment’s vehicle analysis practice, which derives most of its business from the automotive industry, also experienced a decline compared to fiscal 2000, due to the weakened economy.

Compensation and Related Expenses

During fiscal 2002, total compensation and related expenses were $75.7 million, an increase of $7.5 million or 11.0% over the prior year. The increase was primarily due to the effect of annual salary increases, the Novigen acquisition and increased bonus expense. The Novigen acquisition increased our staff by 34 full-time employees and compensation expense by $2.2 million or 3.0%. We expect an additional $1.3 million in compensation expense in fiscal 2003 as a result of this acquisition. Bonus expense increased by $1.7 million or 28.5%, as a result of our increased profitability. These increases over last year were partially offset by a staff reduction, primarily in the vehicle analysis and technology development practices, by 15 full-time employees in the first quarter of fiscal 2002. As a percentage of revenue, compensation and related expenses increased to 60.1% as compared to 59.6% in fiscal 2001.

Fiscal 2001 compensation and related expense was $68.2 million, which increased by $3.7 million or 5.8% over the prior year. The increase was primarily due to the effect of annual salary increases and increased employee health insurance costs over the prior year. The increase was partially offset by decreased bonus expense, which is based on our profitability. Additionally, on June 1, 2001, we reduced our staff by seventeen full-time employees and nine contract employees, most of whom were located at our Test and Engineering Center in Phoenix. As a percentage of revenue, compensation and related expenses increased to 59.6% as compared to 57.0% in fiscal 2000.

Other Operating Expenses

Fiscal 2002 other operating expenses were $17.6 million, which increased by $255,000 or 1.5% over the prior year, as a result of increased rent expense of $682,000, partially offset by reduced depreciation of $257,000 and other occupancy expenses of $151,000. Rent increased as a result of three newly acquired Novigen offices, the relocation of three existing offices and new lease agreements in several other locations. Depreciation decreased due to personal computer and software assets becoming fully depreciated and fewer assets capitalized as a result of lower unit acquisition costs. Other occupancy costs decreased due primarily to lower repair and maintenance costs in fiscal 2002 compared to last year. We anticipate incremental other operating expense increases related to the Novigen acquisition of approximately $301,000 in fiscal 2003. As a percentage of revenues, other operating expenses decreased to 14.0% in fiscal 2002 from 15.2% in fiscal 2001.

Fiscal 2001 other operating expenses were $17.4 million, which increased by $456,000 or 2.7% over the prior year as a result of increased facilities and occupancy costs, partially offset by reduced office expenses. We relocated our Orange County office to a larger facility in Irvine and added additional space in our Seattle and San Diego locations. Additionally, we experienced increases in our utility costs, primarily in our Silicon Valley and Phoenix locations. These increases were partially offset by decreased office expenses, as a result of our reduced spending in the areas of office furniture, supplies and shipping. Additionally, our engineering and test preparation building located in Phoenix was completed at the end of fiscal 2000, which increased depreciation in fiscal 2001 over the prior year. As a percentage of revenues, other operating expense increased to 15.2% in fiscal 2001 from 15.0% in fiscal 2000.

Reimbursable Expenses

Fiscal 2002 reimbursable expenses were $10.8 million, which increased by $793,000 or 8.0% over the prior year due primarily to increases in outside direct expenses for vehicle procurements related to services performed on projects primarily in our vehicle analysis practice. As a percentage of revenues, reimbursable expenses decreased to 8.5% from 8.7% in fiscal 2001.

Fiscal 2001 reimbursable expenses were $10.0 million, which decreased by $1.5 million or 12.8% over fiscal 2000. The decrease was primarily in materials and technical supplies expense and was due to reduced effort on the Land Warrior program compared to the prior year. In fiscal 2001, reimbursable expenses decreased as a percentage of revenues to 8.7% from 10.1% in fiscal 2000.

General and Administrative Expenses

Fiscal 2002 general and administrative expenses were $8.1 million, which decreased by $1.3 million or 13.6% over the prior year due to decreases in goodwill amortization of $843,000, taxes and licenses of $222,000, outside consulting of $157,000 and employee relocation expenses of $138,000. These decreases were partially offset by an increase in marketing expense of $142,000. With the adoption of SFAS No. 142, at the beginning of fiscal 2002, we are no longer amortizing goodwill. The decrease in tax and licenses expense resulted from a favorable settlement of a sales tax assessment, which we had previously recorded as an expense. Our outside consulting expenses decreased primarily due to the reduced effort on the Land Warrior program compared to the prior year. The Novigen acquisition is expected to incrementally increase general and administrative expenses by approximately $145,000 in fiscal 2003. As a percentage of revenues, general and administrative expenses decreased to 6.4% in fiscal 2002 from 8.1% in fiscal 2001.

Fiscal 2001 general and administrative expenses were $9.3 million, which decreased by $244,000 or 2.5% over the prior year due to decreases in bad debt expense of $821,000, sales tax of $207,000 and temporary employee expenses of $155,000. The decreases were partially offset by increases in travel costs of $251,000, outside consulting of $250,000 and amortization of goodwill and other intangibles of $170,000. Bad debt expense decreased primarily as a result of improved accounts receivable collections. Additionally, we recovered approximately $125,000 in previously written-off accounts in the second quarter of 2001. The decrease in sales tax is related to a lower accrual for this expense in fiscal 2001 as compared to the prior year. The decreases were partially offset by increased travel and outside consulting costs resulting from business development efforts. Additionally, we incurred increased amortization of goodwill and other intangibles related to the acquisition of Lockwood-Singh & Associates, Inc. (“Lockwood-Singh”) in September 2000. In fiscal 2001, general and administrative expenses decreased as a percentage of revenues, to 8.1% from 8.5% in fiscal 2000.

Other Income and Expense

Other income, net, consists primarily of investment income earned on available cash and cash equivalents and rental income from leasing excess space, primarily in our Silicon Valley facility, net of interest expense on our revolving reducing mortgage note.

Fiscal 2002 other income, net was $720,000, which decreased by $292,000 or 28.9% as compared to fiscal 2001. The decrease was primarily due to a reduction in rental income of $390,000 from our Silicon Valley facility, partially offset by other miscellaneous income. To date, only a portion of our Silicon Valley space has been rented. If we are not able to lease our remaining available space, we anticipate that the rental income will continue at this reduced level in 2003.

Fiscal 2001 other income, net was $1.0 million, which decreased by $1.0 million or 50.8% as compared to fiscal 2000. The decrease was primarily due to a reduction in rental income from our headquarters facility in Silicon Valley partially offset by lower borrowings on our revolving reducing mortgage note. In early 2001, our largest lease, consisting of 24,000 square feet in our Silicon Valley building, was not renewed.

Income Taxes

During fiscal 2002, our provision for income taxes was $6.7 million compared to $4.5 million in the prior year. As a percentage of income, our tax provision was 45.9% compared to 42.4% in the prior year. The increase in our effective tax rate was primarily due to the write-off of an expiring capital loss carry-forward of $349,000 in the first quarter of fiscal 2002. In addition, as a result of our increasing income, a portion of our income will be subject to a higher tax rate. We anticipate that our effective tax rate will be 43.5% in fiscal 2003.

During fiscal 2001, our provision for income taxes as a percentage of income was 42.4% or an increase of 0.8% over the prior year. The increase in our effective tax rate was the result of changes in other permanent differences from the prior year.

In fiscal year 2000 our provision for income taxes as a percentage of income from continuing operations was 41.6%.

Discontinued Operations

In May 2000, Exponent sold certain assets of its wholly owned subsidiary, BCS Wireless, Inc. (“BCS”). We committed to a formal plan to divest BCS effective April 2, 1999. Accordingly, the results of operations for BCS for fiscal year 2000 have been recorded as a discontinued operation, net of taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion No. 30 (“APB No. 30”). Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We adopted the provisions of SFAS No. 145 in our fiscal year beginning January 4, 2003. The adoption of SFAS No. 145 is not expected to have a material impact on our financial position or results of operations in 2003.

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS No. 146 addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. We adopted SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” to account for employee stock options.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation elaborates on existing disclosure requirements related to certain guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We generally do not offer guarantees or indemnification to our clients or other third parties and we do not believe that FIN No. 45 will have an impact on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Exponent financed its business in fiscal 2002 principally through cash available and cash flows from operating activities. We invest our excess cash in cash equivalents. At the end of fiscal 2002, we had $22.5 million in cash and cash equivalents compared to $7.8 million at the end of the prior year. We also maintain a revolving reducing mortgage note, secured by our headquarters building. As of January 3, 2003, our available borrowings under this mortgage note were $26.0 million and the outstanding balance was $0.

Net cash provided by operating activities was $16.3 million in fiscal 2002, compared to $5.1 million in fiscal 2001. The increase in cash provided by operating activities over the prior year was largely due to increased net income and improved collections in accounts receivable. Accounts receivable related cash flow improved as a result of lowered days sales outstanding, which were reduced to 102 days in fiscal 2002 compared to 118 days in the prior year. Net cash provided by operating activities was $5.1 million in fiscal 2001 compared to $21.1 million in fiscal 2000. The decrease in cash provided by operating activities in fiscal 2001 relative to fiscal 2000 was largely due to decreased net income and changes in operating assets and liabilities, particularly the increase in accounts receivable. The increase in accounts receivable was primarily due to revenue growth in fiscal 2001 and the longer billing cycle on U.S. government contracts compared to the prior year. In addition, accrued payroll and employee benefits decreased as compared to an increase in the prior year. This decrease resulted from a reduced bonus, which is calculated based on profitability, which was lower in fiscal 2001 as compared to fiscal 2000. Deferred revenues increased in fiscal 2001, but not to the same extent as the increase in fiscal 2000, which resulted in reduced cash flow in the current year as compared to fiscal 2000.

In fiscal 2002, net cash used in investing activities was $4.3 million compared to $2.3 million in the prior year. The increase in cash used in investing activities is primarily the result of cash paid for Novigen in the amount of $2.1 million. In fiscal 2001, net cash used in investing activities was $2.3 million compared to $8.3 million in the prior year. The decrease in cash used in investing activities is primarily the result of reduced capital expenditures related to the completion, in October 2000, of our engineering and test preparation building at our Test and Engineering Center in Phoenix. In addition, we sold the assets of BCS Wireless, Inc. in fiscal 2000, which resulted in net proceeds of approximately $1.9 million, which was partially offset by cash used to acquire Lockwood-Singh on September 30, 2000.

In fiscal 2002, net cash provided by financing activities was $2.7 million compared to net cash used of $1.4 million in the prior year. This change was the result of a net issuance of common stock of $3.0 million compared to net repurchases of $1.3 million in the prior year. Net issuance of common stock was primarily related to the exercise of stock options and the Employee Stock Purchase Plan. In fiscal 2001, net cash used in financing activities was $1.4 million compared to $6.4 million in the prior year. The decrease in net cash used in financing activities was due to a reduction in repayments on long-term borrowings and reduced repurchases of common stock, net of proceeds from issuance of common stock. The reduction in borrowings on our revolving reducing mortgage note resulted from our ability to use existing cash at the end of fiscal 2000 and cash flows generated by fiscal 2001 operating activities to finance current operations.

At January 3, 2003, our long-term obligations were $372,000 compared to $504,000 in the prior year. The fiscal 2002 and 2001 balances consisted of the following:

	Fiscal Years
(In thousands)	2002	2001
Insurance financing	$142	$316
Capital leases	203	124
Deferred compensation	27	64

	372	504
Less current installments	205	359

Long-term obligations, net of current portion	$167	$145

As discussed in Note 9 of the Notes to Consolidated Financial Statements, the following is a summary of our commitments to make future payments under contracts. The following table summarizes our future minimum payments, net of rental income, required under non-cancelable operating leases, with terms in excess of one year as of January 3, 2003:

(In thousands) Year ending	Lease commitments	Rental income	Net future payments
2003	$5,258	$(655)	$4,603
2004	4,316	(510)	3,806
2005	3,401	(487)	2,914
2006	2,481	(475)	2,006
2007	2,410	(197)	2,213
Thereafter	7,849	(39)	7,810

	$25,715	$(2,363)	$23,352

We have a revolving reducing mortgage note with a total available borrowing amount of $24.5 million and an outstanding balance of $0 as of March 31, 2003. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated cash needs through at least the next twelve-month period.

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

Attraction and Retention of Key Employees

Exponent’s business involves the delivery of professional services and is labor-intensive. Our success depends in large part upon our ability to attract, retain and motivate highly qualified technical and managerial personnel. Qualified personnel are in demand and are likely to remain a limited resource for the foreseeable future. We cannot provide any assurance that we can continue to attract sufficient numbers of highly qualified technical and managerial personnel and to retain existing employees. The loss of a significant number of our employees could have a material adverse impact on our business, including our ability to secure and complete engagements.

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

Customer Concentration

We currently derive and believe that we will continue to derive a significant portion of our revenues from clients, organizations and insurers related to the transportation industry. Transportation industry related engagements accounted for approximately 19% of our gross revenues for the fiscal year ended January 3, 2003. In addition, we performed engagements for the government sector, which accounted for approximately 10% of our gross revenues for the fiscal year ended January 3, 2003. The loss of any large client, organization or insurer related to either the transportation industry or government sector could have a material adverse effect on our business, financial condition or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30.0 million, is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of January 3, 2003, we had $0 outstanding balance and available borrowings of $26.0 million. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. We may from time to time during the term of the Mortgage Note borrow, partially or wholly repay our outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

We are exposed to some interest rate risk associated with the Mortgage Note. Our general policy for selecting among the interest rate options and related terms will be to minimize interest expense. However, given the risk of interest rate fluctuations, we cannot be certain that the lowest rate option will always be obtained, thereby consistently minimizing our interest expense. No sensitivity analysis was performed on our exposure to interest rate fluctuations, however, given the historical low volatility of both the prime and LIBOR interest rates, we believe that any exposure would be minimal.

We are exposed to some interest rate risk associated with our balances of cash and cash equivalents. Given the historical low volatility of interest rates on these balances, we believe that any exposure would be minimal.

We are exposed to some foreign currency exchange rate risk associated with our foreign operations. Given the limited nature of these operations and the historical low volatility of such exchange rates, we believe that any exposure would be minimal.

Item 8. Financial Statements and Supplementary Data

See Item 15 of this Form 10-K for required financial statements and supplementary data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Proposal No. 1: Election of Directors” and “Compliance with Section 16(a) of the Exchange Act.” See Item 1 for information regarding the executive officers of the Company.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Executive Officer Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Stock Ownership”.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within the 90 days before the filing date of this annual report. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

(b)	Changes in internal controls.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Independent Auditors’ Report are included herewith:

2.	Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended January 3, 2003, December 28, 2001 and December 29, 2000 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Exponent, Inc.

Page

Schedule II—Valuation and qualifying accounts	46

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page

(a) Exhibit Index	47

(b) Reports on Form 8-K

None

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2002	2001	2000
Revenues before reimbursements	$115,298	$104,497	$101,598
Reimbursements	10,757	9,964	11,429

Revenues	126,055	114,461	113,027

Operating expenses:
Compensation and related expenses	75,699	68,191	64,459
Other operating expenses	17,617	17,362	16,906
Reimbursable expenses	10,757	9,964	11,429
General and administrative expenses	8,062	9,327	9,571

	112,135	104,844	102,365

Operating income	13,920	9,617	10,662

Other income:
Interest income, net	118	51	18
Miscellaneous income, net	602	961	2,037

Income from continuing operations before income taxes	14,640	10,629	12,717

Income taxes	6,716	4,507	5,289

Income from continuing operations	7,924	6,122	7,428

Discontinued operations:
Loss from operations of BCS Wireless, Inc. (net of tax benefit of $70)	—	—	(97)
Gain on disposition of BCS Wireless, Inc. (net of taxes of $320)	—	—	451

Net income	$7,924	$6,122	$7,782

Income per share from continuing operations:
Basic	$1.16	$0.94	$1.12
Diluted	$1.05	$0.85	$1.05
Income per share from discontinued operations:
Basic	$—	$—	$0.05
Diluted	$—	$—	$0.05
Net income per share:
Basic	$1.16	$0.94	$1.17
Diluted	$1.05	$0.85	$1.10
Shares used in per share computations:
Basic	6,802	6,506	6,631
Diluted	7,538	7,176	7,089

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2002	2001	2000
Net income	$7,924	$6,122	$7,782

Other comprehensive income (losses):
Foreign currency translation adjustments	77	(19)	(31)

Comprehensive income	$8,001	$6,103	$7,751

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

	Fiscal Years
(In thousands, except per share data)	2002	2001
Assets
Current assets:
Cash and cash equivalents	$22,480	$7,815
Accounts receivable, net of allowance for doubtful accounts of $1,493 and $1,865, respectively	38,404	38,607
Prepaid expenses and other assets	3,450	2,471
Deferred income taxes	1,928	2,165

Total current assets	66,262	51,058

Property, equipment and leasehold improvements, net	31,712	32,640
Goodwill	8,567	6,643
Other assets	675	693

	$107,216	$91,034

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,183	$4,646
Current installment of long-term obligations	205	359
Accrued payroll and employee benefits	14,667	12,897
Deferred revenues	1,511	1,409

Total current liabilities	21,566	19,311

Long-term obligations, net of current installments	167	145
Deferred income taxes	860	414
Deferred rent	837	633

Total liabilities	23,430	20,503

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value; 20,000 shares authorized; 7,992 and 7,923 shares issued, respectively	8	8
Additional paid in capital	33,898	32,509
Accumulated other comprehensive losses	(39)	(116)
Retained earnings	56,298	48,374
Treasury stock, at cost: 888 and 1,435 shares held, respectively	(6,379)	(10,244)

Total stockholders’ equity	83,786	70,531

	$107,216	$91,034

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional paid-in capital	Accumulated other comprehensive losses	Retained earnings	Treasury Stock		Total
(In thousands)	Shares	Amount				Shares	Amount
Balance at December 31, 1999	7,902	$8	$33,406	$(66)	$34,470	(1,223)	$(7,670)	$60,148

Employee stock purchase plan	—	—	(240)	—	—	91	726	486
Sale of stock pursuant to other stock plans	—	—	(256)	—	—	158	1,260	1,004
Stock based compensation	8	—	67	—	—	—	—	67
Purchase of treasury shares	—	—	—	—	—	(480)	(4,158)	(4,158)
Foreign currency translation adjustments	—	—	—	(31)	—	—	—	(31)
Other	—	—	39	—	—	—	—	39
Net income	—	—	—	—	7,782	—	—	7,782

Balance at December 29, 2000	7,910	8	33,016	(97)	42,252	(1,454)	(9,842)	65,337

Employee stock purchase plan	—	—	(103)	—	—	80	759	656
Sale of stock pursuant to other stock plans	—	—	(754)	—	—	305	2,654	1,900
Tax benefit for stock option plans		—	218	—	—	—	—	218
Stock based compensation	13	—	132	—	—	—	—	132
Purchase of treasury shares	—	—	—	—	—	(366)	(3,815)	(3,815)
Foreign currency translation adjustments	—	—	—	(19)	—	—	—	(19)
Net income	—	—	—	—	6,122	—	—	6,122

Balance at December 28, 2001	7,923	8	32,509	(116)	48,374	(1,435)	(10,244)	70,531

Employee stock purchase plan	—	—	201	—	—	83	614	815
Sale of stock pursuant to other stock plans	—	—	(1,029)	—	—	591	4,874	3,845
Tax benefit for stock option plans	—	—	1,464	—	—	—	—	1,464
Stock based compensation	14	—	44	—	—	—	—	44
Acquisition of Novigen (Note 12)	55	—	725	—	—	—	—	725
Purchase of treasury shares	—	—	—	—	—	(127)	(1,623)	(1,623)
Foreign currency translation adjustments	—	—	—	77	—	—	—	77
Other	—	—	(16)	—	—	—	—	(16)
Net income	—	—	—	—	7,924	—	—	7,924

Balance at January 3, 2003	7,992	$8	$33,898	$(39)	$56,298	(888)	$(6,379)	$83,786

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2002	2001	2000
Cash flows from operating activities:
Net income	$7,924	$6,122	$7,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,420	4,519	4,318
Deferred rent expense	205	164	116
Gain on disposition of BCS Wireless, Inc.	—	—	(451)
Provision for doubtful accounts	771	1,593	2,024
Stock based compensation	44	132	67
Deferred income tax provision	683	101	(98)
Tax benefit for stock option plans	1,464	218	—
Changes in operating assets and liabilities:
Accounts receivable	952	(7,943)	3,169
Prepaid expenses and other assets	(922)	324	(159)
Accounts payable and accrued liabilities	224	(147)	346
Accrued payroll and employee benefits	1,432	(378)	2,191
Deferred revenues	69	352	1,057
Net operating activities of discontinued operations	—	—	693

Net cash provided by operating activities	16,266	5,057	21,055

Cash flows from investing activities:
Business acquisitions, net	(2,134)	—	(780)
Capital expenditures	(2,137)	(2,192)	(8,661)
Proceeds from disposition of BCS Wireless, Inc., net	—	—	1,870
Other assets	(17)	(59)	(666)
Net investing activities of discontinued operations	—	—	(34)

Net cash used in investing activities	(4,288)	(2,251)	(8,271)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(91)	(111)	(3,752)
Repayments of acquired long-term obligations	(259)	—	—
Repurchase of common stock	(1,623)	(3,815)	(4,158)
Issuance of common stock	4,660	2,556	1,490
Net financing activities of discontinued operations	—	—	15

Net cash provided by (used in) financing activities	2,687	(1,370)	(6,405)

Net increase in cash and cash equivalents	14,665	1,436	6,379
Cash and cash equivalents at beginning of year	7,815	6,379	—

Cash and cash equivalents at end of year	$22,480	$7,815	$6,379

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

The Company operates on a 52-53 week fiscal calendar year with each year ending on the Friday closest to December 31st. Fiscal periods 2002, 2001 and 2000 ended on January 3, 2003, December 28, 2001 and December 29, 2000, respectively.

Revenue Recognition

The Company derives its revenues primarily from professional fees earned on consulting engagements and fees earned for the use of its equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to its clients.

In accordance with EITF 99-19, ‘Reporting Revenue Gross as a Principal versus Net as an Agent’, Exponent reports revenues net of subcontractor fees. The Company has determined that it is not the primary obligor with respect to its subcontractors because:

•	its clients are directly involved in the subcontractor selection process;
•	the subcontractor is responsible for fulfilling the scope of work; and
•	the Company passes through the costs of subcontractor agreements with only a minimal fixed percentage mark-up to compensate it for processing the transactions.

In accordance with EITF 01-14, ‘Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,’ reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third party costs such as the cost of materials, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues.

The majority of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For the Company’s fixed-price engagements it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;
•	the Company generally does not incur set up costs on its contracts;
•	the Company does not believe that there are reliable milestones to measure progress toward completion;
•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;
•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;
•	the Company does not include revenue for un-priced change orders until the customer agrees with the changes;
•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and
•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000, respectively, were:

	Fiscal Years
(In thousands)	2002	2001	2000
Gross revenues	$134,307	$123,559	$131,830
Less: Subcontractor fees	8,252	9,098	18,803

Revenues	126,055	114,461	113,027
Reimbursements:
Out-of-pocket travel reimbursements	3,841	3,909	3,910
Other outside direct expenses	6,916	6,055	7,519

	10,757	9,964	11,429

Revenues before reimbursements	$115,298	$104,497	$101,598

Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. These judgments and estimates include an assessment of collectibility and, for fixed-price engagements, an estimate as to the total effort required to complete the project. If the Company made different judgments or utilized different estimates, the amount and timing of its revenue for any period could be materially different.

All consulting contracts are subject to review by senior management, which requires a positive assessment of the collectibility of contract amounts. If, during the course of the contract, the Company determines that collection of revenue is not reasonably assured, it does not recognize the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. The Company assesses collectibility based on a number of factors, including past transaction history with the client and project manager, as well as the credit-worthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

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

Reclassifications

Certain prior period balances have been reclassified to conform with the current year presentation.

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

Impairment of Long-Lived Assets and Assets to be Disposed Of

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal 2002, 2001 or 2000. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of the net assets of various entities acquired by the Company, which is accounted for under the purchase method of accounting. During fiscal 2002 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The Company has recorded no impairment losses for goodwill.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects. The Company had $1.5 million and $1.4 million in deferred revenues as of January 3, 2003 and December 28, 2001, respectively.

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

Stock Based Compensation

The Company uses the intrinsic value method in accounting for its Employee Stock Purchase Plan and Stock Option Plans, collectively called “Options”. The Options are generally granted at exercise prices equal to the fair value of the Company’s common stock on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Company to disclose pro forma information regarding net income and net income per share as if the Company had accounted for its Options under the fair value method. Under the fair value method, compensation expense is calculated for options granted using a defined valuation technique. The Company uses the Black-Scholes option-pricing model to calculate the fair value of its options. In calculating the fair value of an option at the date of grant, the Black-Scholes option-pricing model requires the input of highly subjective assumptions. The Company used the following weighted average assumptions for 2002, 2001 and 2000:

	Employee Purchase Plan			Stock Option Plan
	2002	2001	2000	2002	2001	2000
Expected life (in years)	0.6	0.6	0.6	5.6	6.9	6.7
Risk-free interest rate	2.0%	3.1%	5.9%	4.2%	5.1%	6.4%
Volatility	37%	58%	61%	62%	73%	75%
Dividend yield	0%	0%	0%	0%	0%	0%

Using the above assumptions, the weighted average fair value of options granted during 2002, 2001 and 2000 was $7.60, $7.68 and $5.84, respectively.

Had the Company determined compensation cost based on the estimated fair value at the grant date for its Options under SFAS No. 123, the Company’s income from continuing operations would have been adjusted to the pro forma amounts indicated in the following table:

	Fiscal Years
(In thousands, except per share data)	2002	2001	2000
Reported income from continuing operations:	$7,924	$6,122	$7,428
Add back:
Intrinsic value stock-based compensation expense	44	132	67
Deduct:
Fair value stock-based compensation expense	(1,886)	(1,777)	(1,759)

Adjusted income from continuing operations:	$6,082	$4,477	$5,736

Income per share from continuing operations:
As reported:
Basic	$1.16	$0.94	$1.12
Diluted	$1.05	$0.85	$1.05
Adjusted:
Basic	$0.89	$0.69	$0.87
Diluted	$0.83	$0.65	$0.84
Shares used in per share calculations:
As reported:
Basic	6,802	6,506	6,631
Diluted	7,538	7,176	7,089
Adjusted:
Basic	6,802	6,506	6,631
Diluted	7,345	6,918	6,862

Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive on the per share amount of income from continuing operations.

The following schedule reconciles the denominators of the Company’s calculation for basic and dilutive net income per share:

	Fiscal Years
(In thousands)	2002	2001	2000

Shares used in basic per share computation	6,802	6,506	6,631
Effect of dilutive common stock options outstanding	736	670	458

Shares used in diluted per share computation	7,538	7,176	7,089

Common stock options to purchase 29,010, 145,791 and 221,354 shares were excluded from the diluted per share calculation for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000, respectively, due to their antidilutive effect.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 applies to all long-lived assets (including discontinued operations). SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets, that are to be disposed of by sale, be measured at the lower of book value or fair value less the costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS No. 144 as of December 29, 2001. There has been no impact on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 144.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion No. 30 (“APB No. 30”). Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Exponent will adopt the provisions of SFAS No. 145 in its fiscal year beginning January 4, 2003. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS No. 146 addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Exponent is required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” to account for employee stock options. See the “Stock Based Compensation” portion of Note 1 for the disclosures required by SFAS No. 148.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation elaborates on existing disclosure requirements related to certain guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company generally does not offer guarantees or indemnification to its clients or other third parties and it does not believe that FIN No. 45 will have an impact on its financial position and results of operations.

Note 2: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2002	2001
Property:
Land	$4,450	$4,450
Buildings	32,372	32,207
Construction in progress	496	162
Equipment:
Machinery and equipment	24,491	23,720
Office furniture and equipment	5,393	5,099
Leasehold improvements	4,915	4,717

	72,117	70,355

Less accumulated depreciation and amortization	40,405	37,715

Property, equipment and leasehold improvements, net	$31,712	$32,640

Construction in progress relates to improvements to leased facilities and the Company’s Silicon Valley headquarters.

Note 3: Goodwill and Other Intangible Assets

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

As of January 3, 2003 and December 28, 2001, the Company had $8.6 million and $6.6 million, respectively in goodwill. As of January 3, 2003 and December 28, 2001, the Company also had $160,000 and $69,000, respectively, of other intangible assets that it will continue to amortize over the remaining useful lives. The Company completed its initial impairment review in the second quarter of fiscal 2002 and its annual impairment review in the fourth quarter of fiscal 2002 and determined that it had no impairment of its goodwill.

The following table presents comparative earnings and earnings per share data as if the non-amortization provisions of SFAS No. 142 had been adopted for all periods presented:

	Fiscal Years
(In thousands, except per share data)	2002	2001	2000
Reported income from continuing operations	$7,924	$6,122	$7,428
Add: Goodwill amortization, net of tax	—	498	416

Adjusted income from continuing operations	$7,924	$6,620	$7,844

Reported basic income per share from continuing operations	$1.16	$0.94	$1.12
Add: Goodwill amortization, net of tax	—	0.08	0.06

Adjusted basic income per share from continuing operations	$1.16	$1.02	$1.18

Reported diluted income per share from continuing operations	$1.05	$0.85	$1.05
Add: Goodwill amortization, net of tax	—	0.07	0.06

Adjusted diluted income per share from continuing operations	$1.05	$0.92	$1.11

At January 3, 2003 and December 28, 2001, goodwill and intangible assets were comprised of the following:

	Fiscal Years
(In thousands)	2002	2001
Intangible assets subject to amortization:
Non-competition agreements	$236	$100
Less accumulated amortization	(76)	(31)

	160	69
Goodwill	8,567	6,643

Total goodwill and intangible assets	$8,727	$6,712

Amortization of intangible assets was approximately $45,000 for fiscal 2002. Amortization expense for these intangible assets is projected to be approximately $59,000, $53,000, $34,000 and $14,000 in fiscal 2003 through fiscal 2006, respectively. Prior to the adoption of SFAS No. 142 on December 29, 2001, amortization of goodwill and intangible assets included the amortization of goodwill. Amortization of intangible assets and goodwill, which was included in general and administrative expenses, was approximately $888,000 and $717,000 for fiscal years 2001 and 2000, respectively.

Changes in the carrying amount of goodwill by operating segment for the period ended January 3, 2003 were as follows (in thousands):

	Environmental and health	Other scientific and engineering	Total
Balance at December 28, 2001	$6,175	$468	$6,643
Goodwill acquired:
Novigen acquisition	1,884	—	1,884
Additional payout for prior acquisition	—	40	40

Balance at January 3, 2003	$8,059	$508	$8,567

Note 4: Long-term Obligations

	Fiscal Years
(In thousands)	2002	2001
Insurance financing	$142	$316
Capital leases	203	124
Deferred compensation	27	64

	372	504
Less current installments	205	359

Long-term obligations, net of current portion	$167	$145

Long-term obligations were $372,000 and $504,000 at January 3, 2003 and December 28, 2001, respectively. Principal payments due on long-term obligations are $205,000, $61,000, $39,000, $24,000 and $16,000 in fiscal 2003 through fiscal 2007, respectively, and $27,000 thereafter.

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30.0 million, is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008, as scheduled in the Mortgage Note agreement. As of January 3, 2003, $26.0 million was available to be borrowed and the outstanding balance was $0. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the Mortgage Note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

Note 5: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2002	2001
Billed accounts receivable	$26,867	$29,207
Unbilled accounts receivable	13,030	11,265

Allowance for doubtful accounts	(1,493)	(1,865)

Total accounts receivable, net	$38,404	$38,607

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2002	2001
Accounts payable	$4,287	$3,671
Other accrued liabilities	896	975

Total accounts payable and other accrued liabilities	$5,183	$4,646

Other accrued liabilities consist primarily of accruals for known expenditures and commitments for which the Company has not yet been invoiced.

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2002	2001
Accrued bonuses payable	$7,235	$5,274
Accrued 401(k) contributions	3,708	3,291
Accrued vacation	3,086	2,854
Other accrued payroll and employee benefits	638	1,478

Total accrued payroll and employee benefits	$14,667	$12,897

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes, employee Section 125 plans and disability insurance programs.

Note 6: Income Taxes

Total income tax expense for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000 was allocated as follows:

	Fiscal Years
(In thousands)	2002	2001	2000
Income from continuing operations	$6,716	$4,507	$5,289
Discontinued operations – BCS	—	—	250

Total	$6,716	$4,507	$5,539

Income tax expense attributable to income from continuing operations consists of the following:

	Fiscal Years
(In thousands)	2002	2001	2000
Current
Federal	$4,926	$3,571	$4,303
State	1,107	835	1,084

	6,033	4,406	5,387
Deferred
Federal	554	116	(200)
State	129	(15)	102

	683	101	(98)

Total	$6,716	$4,507	$5,289

The Company’s effective tax rate differs from the statutory federal tax rate of 35%, 34% and 35% for fiscal years 2002, 2001 and 2000, respectively, as shown in the following schedule:

	Fiscal Years
(In thousands)	2002	2001	2000
Tax at federal statutory rate	$5,124	$3,614	$4,451
State taxes, net of federal benefit	763	541	771
Amortization of goodwill non-deductible for tax	—	135	135
Foreign rate difference	14	15	30
Non-deductible expenses	396	202	(98)
Expiration of capital loss carryforward	288	—	—
Other	131	—	—

Tax expense from continuing operations	$6,716	$4,507	$5,289

Effective tax rate	45.9%	42.4%	41.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 2003 and December 28, 2001 are presented below:

	Fiscal Years
(In thousands)	2002	2001
Deferred tax assets:
Compensated absences	$821	$1,321
Accrued liabilities and reserves	1,177	986
Capital loss carryforward	—	349

Total deferred tax assets	1,998	2,656

Deferred tax liabilities:
State taxes	(70)	(141)
Deductible goodwill	(345)	(188)
Property, equipment and leasehold improvements	(505)	(566)
Other	(10)	(10)

Total deferred tax liabilities	(930)	(905)

Net deferred tax assets	$1,068	$1,751

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred assets.

The company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in-capital. For fiscal 2002, the net deduction in tax payable arising from employees’ stock option activity is $1,464,000.

Note 7: Stockholders’ Equity

Preferred Stock

The Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of the shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. There are no shares of preferred stock outstanding.

Accumulated Other Comprehensive Losses

Accumulated other comprehensive losses consist of cumulative foreign translation adjustments.

Employee Stock Purchase Plan

The Company authorized 400,000 shares of common stock for issuance under the original 1992 Employee Stock Purchase Plan (The “Purchase Plan”). All shares initially authorized under the Purchase Plan were distributed by the second quarter of fiscal 1999. At the 1999 Stockholders’ Meeting an amendment to the Purchase Plan was approved. This amendment authorized an additional 400,000 shares for distribution and also inserted a clause in the Purchase Plan that states “that an annual increase can be added on each anniversary date of the adoption of the Plan equal to the lesser of: 200,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors.” The Board of Directors approved increases to this plan of 195,000 shares and 195,000 shares in 2002 and 2001, respectively.

Qualified employees may elect to have a certain percentage (not to exceed 15%) of their salary withheld for purchase of stock pursuant to this plan. The Purchase Plan allows employees to purchase Company shares at 85% of the lower of the fair market value of the common stock at the beginning or ending of the offering period of up to one year. As of January 3, 2003, 741,103 shares have been sold under the Purchase Plan. Weighted average purchase prices for shares sold under the plan in fiscal 2002, 2001 and 2000 were $9.84, $7.80 and $5.31, respectively.

Restricted Stock Plan

The Restricted Stock Plan was approved at the 1999 Stockholders’ Meeting. The terms of the restrictions are to be determined by the Board of Directors upon grant. This plan initially provided for 100,000 shares to be available for grant and includes a clause that states “that an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 200,000 shares, 2% of outstanding shares on such date or a lesser amount determined by the Board of Directors.” The Board of Directors approved increases of 130,000 shares, 130,000 shares and 133,000 shares in 2002, 2001 and 2000, respectively. As of January 3, 2003, no shares have been granted under the 1999 Restricted Stock Plan.

Stock Option Plans

The 1999 Stock Option Plan is an incentive stock option plan, which provided initially for 400,000 shares to be available for grant. The plan includes a clause that states “that an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 300,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors.” The Board of Directors approved increases of 195,000 shares, 195,000 shares and 200,000 shares in 2002, 2001 and 2000, respectively. The plan provides for a grant of incentive stock options, non-statutory stock options and stock purchase rights at an exercise price equal to the fair market value of the shares at the date of grant. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of January 3, 2003, the Company has granted 795,000 shares under the 1999 Stock Option Plan, 793,900 of which are outstanding.

The 1998 Stock Option Plan is a non-statutory stock option plan, which initially covered up to an aggregate of 300,000 shares of common stock. The Board of Directors approved increases of 202,000 shares, 300,000 shares and 55,000 shares in 2002, 2001 and 2000, respectively. The 1998 Stock Option Plan provides for the grant of restricted stock or of non-qualified options. The non-qualified options are exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of January 3, 2003, the Company has granted 726,925 shares under the 1998 Stock Option Plan, of which 34,789 were restricted shares. There were 462,348 shares outstanding under this plan at January 3, 2003. The Company recognized $44,000, $132,000 and $67,000 in stock-based compensation expense related to the 1998 Stock Option Plan in fiscal 2002, 2001 and 2000, respectively.

The 1990 Stock Option Plan is an incentive stock option plan, which covers up to an aggregate of 2,000,000 shares of common stock. This plan expired in 2000. The 1990 Stock Option Plan provided for the grant of either incentive stock options, exercisable at a price equal to the fair market value of the shares at the date of grant, or non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. All 2,000,000 shares have been granted, of which 901,209 shares remained outstanding as of January 3, 2003.

In addition, the Company had a stock option plan for one officer covering up to 119,000 shares of common stock, all of which have been granted and 97,660 shares were exercised as of December 29, 2000. The remaining 21,340 options expired in 2000. Also, under a 1991 plan, which has since expired, the Company granted non-qualified options to purchase shares of common stock to two non-employee directors. As of January 3, 2003, all options granted under this plan have been exercised and no shares remain outstanding.

Option activity under the stock option plans is as follows1:

	Options available for grant	Number of shares outstanding	Weighted-average exercise price
Balance as of December 31, 1999	415,782	2,160,145	$6.35
Options granted	(588,318)	588,318	7.91
Options cancelled	172,320	(172,320)	7.25
Options exercised	—	(158,075)	6.36
Options expired	(82,613)	—	—
Additional shares reserved	500,000	—	—

Balance as of December 29, 2000	417,171	2,418,068	$6.67
Options granted	(329,679)	329,679	10.99
Options cancelled	14,525	(14,525)	7.11
Options exercised	—	(304,488)	6.32
Options expired	(11,525)	—	—
Additional shares reserved	195,000	—	—

Balance as of December 28, 2001	285,492	2,428,734	$7.29
Options granted	(341,792)	341,792	12.85
Options cancelled	22,125	(22,125)	9.69
Options exercised	—	(590,944)	6.51
Options expired	(3,500)	—	—
Additional shares reserved	397,000	—	—

Balance as of January 3, 2003	359,325	2,157,457	$8.37

1 Does not include restricted stock or employee stock purchase plans.

Information regarding options outstanding at January 3, 2003 is summarized below:

	Outstanding			Exercisable
Range of exercise price	Number Of shares	Weighted- average remaining life in years	Weighted- average exercise price	Number of shares	Weighted average exercise price
$4.75-$5.75	456,393	2.91	$5.15	437,843	$5.13
$5.88-$7.22	633,575	6.39	$6.81	421,075	$6.70
$7.50-$10.19	517,530	6.80	$8.92	306,261	$8.73
$10.40-$13.03	500,759	8.83	$12.21	54,017	$11.50
$13.12-$14.56	49,200	9.46	$13.34	—	—

	2,157,457	6.39	$8.37	1,219,196	$6.85

Note 8: Retirement Plans

The Company provides a 401(k) plan for its employees whereby the Company contributes to each eligible employee’s 401(k) account, 7% of the employee’s base salary plus overtime, regardless of the amount contributed by the employee. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter for employees hired after January 1, 1999 and immediately for employees hired as of December 31, 1998. The Company’s expenses related to this plan were $3,539,000, $3,161,000 and $2,941,000 in fiscal 2002, 2001 and 2000, respectively.

Note 9: Commitments and Contingencies

The following is a summary of the future minimum payments, net of rental income, required under non-cancelable operating leases, with terms in excess of one year, as of January 3, 2003:

(In thousands) Year ending	Lease commitments	Rental income	Net future payments
2003	$5,258	$(655)	$4,603
2004	4,316	(510)	3,806
2005	3,401	(487)	2,914
2006	2,481	(475)	2,006
2007	2,410	(197)	2,213
Thereafter	7,849	(39)	7,810

	$25,715	$(2,363)	$23,352

Total rent expense from property leases in 2002, 2001 and 2000 was $4,344,000, $3,742,000 and $3,425,000, respectively. Total expense from other operating leases and commitments in 2002, 2001 and 2000 was $764,000, $793,000 and $877,000, respectively.

From time to time, the Company may be subject to legal and other claims that arise in the ordinary course of business. In the opinion of management, there are currently no matters that would have a material adverse effect on the Company’s consolidated financial position, if unfavorably resolved.

Note 10: Other Income, Net

Interest and other income, net, consisted of the following:

	Fiscal Years
(In thousands)	2002	2001	2000
Interest income	$141	$117	$132
Interest expense	(23)	(66)	(114)
Rental income	481	871	1,526
Other	121	90	511

Total	$720	$1,012	$2,055

Note 11: Client and Industry Credit Risk

The Company serves clients in various segments of the economy. During 2002, 2001 and 2000 the Company provided services representing approximately 19%, 21% and 21%, respectively, of gross revenues from continuing operations to clients and to organizations and insurers acting on behalf of clients in the transportation industry. Additionally, during 2002, 2001 and 2000 the Company derived approximately 10%, 14% and 24%, respectively, of gross revenues from professional services provided to government agencies and contractors.

Gross revenues of $11,880,000, $8,505,000 and $12,608,000 in fiscal 2002, 2001 and 2000, respectively, were earned on engagements for a single client or for organizations insuring or providing services to such client in the transportation industry. As of January 3, 2003 and December 28, 2001, accounts receivable included $1,829,000 and $2,131,000, respectively, related to a single client.

Additionally, in fiscal years 2002, 2001 and 2000, gross revenues of approximately $11,345,000, $13,266,000 and $28,082,000, respectively, were earned on an engagement for a client or for organizations providing services to such client in the government sector. As of January 3, 2003 and December 28, 2001, accounts receivable included $3,117,000 and $4,955,000, respectively, related to this client.

The majority of the Company’s clients are Fortune 500 companies or government agencies that pose minimal credit risk. The Company maintains reserves for potential credit losses.

Note 12: Acquisitions

On May 20, 2002, the Company acquired all of the outstanding capital stock of Novigen Sciences, Inc. (“Novigen”) for $2.1 million in cash and 55,443 shares of the Company common stock valued at $725,000. Novigen provides services that address complex safety and regulatory issues regarding food and pesticides. Exponent acquired Novigen in continuation of its strategic focus of growing consulting services related to health issues. The purchase price was determined by analysis of the expected future cash flows of the business. Contributing factors used to determine the purchase price included the reputation of Novigen, including the President of Novigen, Dr. Barbara Petersen. In addition, the services Novigen provides are complementary to our existing environmental and health segment.

The purchase price was allocated to the net assets acquired based on the estimated fair value at the date of acquisition. The Company recorded approximately $1.9 million of goodwill associated with the acquisition. The goodwill balance will be subject to periodic impairment testing as a result of the Company’s adoption of SFAS No. 142. Following the acquisition, the net assets and staff of Novigen became a new practice, called Food and Chemicals, within the Company’s environmental and health segment. The results of operations for Novigen have been included in the Company’s consolidated financial statements since the date of acquisition. Pro forma disclosures giving effect to the acquisition of Novigen do not differ materially from the Company’s historical results.

The following table summarizes the purchase price allocation (in thousands):

Accounts receivable, net	$1,520
Prepaid expenses and other assets	47
Property, equipment and leasehold improvements, net	192
Goodwill	1,884
Non-compete agreement	136
Other assets	39

Total assets acquired	3,818

Accounts payable and accrued liabilities	(313)
Current installments of long-term obligations	(263)
Accrued payroll and employee benefits	(338)
Deferred revenues	(33)
Long-term obligations, net of current installments	(12)

Total liabilities assumed	(959)

Net assets acquired	$2,859

On September 30, 2000, the Company acquired all of the outstanding capital stock of Lockwood-Singh & Associates, Inc. (“Lockwood-Singh”), a Los Angeles based provider of geotechnical engineering and geologic consulting services, for $1.031 million in cash. The Company initially recorded approximately $467,000 of goodwill related to the acquisition. The terms of the purchase also considered additional future payments based on the achievement of certain performance criteria. During fiscal 2002 and 2001, respectively, additional payments of $40,000 and $160,000 were made and recorded as goodwill. Approximately $159,000 in goodwill was amortized through December 28, 2001. The remaining goodwill balance of $508,000 will be subject to periodic impairment testing, as a result of the Company’s adoption of SFAS No. 142 in fiscal 2002. Following the acquisition, the net assets and staff of Lockwood-Singh became part of Exponent’s Civil Engineering practice.

This acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the net assets acquired based on the estimated fair market value at the date of the acquisition. The results of operations from the date of acquisition have been included in the Company’s consolidated financial statements. Pro forma disclosures giving effect to the acquisition of Lockwood-Singh do not differ materially from the Company’s historical results.

Note 13: Related Party Transactions

Novigen Sciences, Inc. has a contract for software licensing from Durango Software LLC. The husband of Dr. Barbara Peterson, the former president of Novigen, owns Durango Software. Dr. Peterson is now a practice director in the Exponent organization. Exponent recorded software licensing expenses related to this contract of approximately $51,000 during fiscal 2002. The terms of this contract call for payments of $95,000, $100,000 and $110,000 in fiscal years 2003 through 2005, respectively.

Note 14: Discontinued Operations

The Company committed to a formal plan to divest BCS Wireless, Inc. effective April 2, 1999. On May 1, 2000, the Company sold certain assets of BCS for $2.0 million in cash and the assumption of approximately $745,000 in liabilities. The Company recorded a gain on the disposition of BCS of $451,000, net of taxes of $320,000. The results of operations for BCS for fiscal year 2000 have been recorded as a discontinued operation.

Note 15: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2002	2001	2000
Cash paid during the year:
Interest	$57	$109	$173
Income taxes	$5,312	$4,497	$7,031

Non-cash investing and financing activities:
Issuance of debt for financing of insurance policies	$532	$437	$977
Capital leases for equipment	$116	$72	$90
Common stock issued for acquisition of Novigen	$725	$—	$—

Note 16: Segment Reporting

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

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2002, 2001 and 2000. Segment information for selected data from the balance sheets is presented for the fiscal years ended January 3, 2003 and December 28, 2001.

Revenues

	Fiscal Years
(In thousands)	2002	2001	2000
Environmental and health	$32,971	$26,625	$24,388
Other scientific and engineering	93,084	87,836	88,639

Total revenues	$126,055	$114,461	$113,027

Operating Income

	Fiscal Years
(In thousands)	2002	2001	2000
Environmental and health	$7,084	$6,449	$5,085
Other scientific and engineering	18,787	16,140	20,284

Total segment operating income	25,871	22,589	25,369
Corporate operating expense	(11,951)	(12,972)	(14,707)

Total operating income	$13,920	$9,617	$10,662

Assets

	Fiscal Years
(In thousands)	2002	2001
Environmental and health	$12,732	$9,649
Other scientific and engineering	49,438	48,860

Total segment assets	62,170	58,509
Corporate assets	45,046	32,525

Total assets	$107,216	$91,034

Capital Expenditures

	Fiscal Years
(In thousands)	2002	2001	2000
Environmental and health	$184	$94	$325
Other scientific and engineering	1,593	1,531	8,043

Total segment capital expenditures	1,777	1,625	8,368
Corporate capital expenditures	360	567	293

Total capital expenditures	$2,137	$2,192	$8,661

Depreciation and Amortization

	Fiscal Years
(In thousands)	2002	2001	2000
Environmental and health	$218	$227	$242
Other scientific and engineering	2,288	2,437	2,252

Total segment depreciation and amortization	2,506	2,664	2,494
Corporate depreciation and amortization	914	1,855	1,824

Total depreciation and amortization	$3,420	$4,519	$4,318

Information regarding Exponent’s operations in different geographical areas:

Revenues 1

	Fiscal Years
(In thousands)	2002	2001	2000
United States	$123,250	$112,286	$110,436
Foreign Countries	2,805	2,175	2,591

Total	$126,055	$114,461	$113,027

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2002	2001
United States	$31,646	$32,584
Foreign Countries	66	56

Total	$31,712	$32,640

1 Geographic revenues are allocated based on the location of the client.

Note 17: Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2002 (In thousands, except per share data)	March 29, 2002	June 28, 2002	September 27, 2002	January 3, 2003
Revenue before reimbursements	$28,231	$28,894	$28,467	$29,706
Revenues	30,612	31,632	30,962	32,849
Operating income	3,902	3,618	3,688	2,712
Income before income taxes	4,014	3,756	3,741	3,129

Net income	$1,919	$2,123	$2,115	$1,767

Net income per share
Basic	$0.29	$0.32	$0.31	$0.25
Diluted	$0.26	$0.28	$0.28	$0.23
Shares used in per share computations
Basic	6,545	6,739	6,932	7,037
Diluted	7,361	7,480	7,581	7,715

Fiscal 2001 (In thousands, except per share data)	March 30, 2001	June 29, 2001	September 28, 2001	December 28, 2001
Revenue before reimbursements	$27,861	$25,326	$26,446	$24,864
Revenues	29,854	28,353	28,997	27,257
Operating income	3,713	1,456	2,620	1,828
Income before income taxes	4,195	1,657	2,792	1,985

Net income	$2,425	$953	$1,613	$1,131

Net income per share
Basic	$0.37	$0.15	$0.25	$0.17
Diluted	$0.34	$0.13	$0.23	$0.16
Shares used in per share computations
Basic	6,471	6,560	6,527	6,466
Diluted	7,174	7,312	7,148	7,071

Independent Auditors’ Report

The Board of Directors and Stockholders

Exponent, Inc.

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of January 3, 2003 and December 28, 2001, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended January 3, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of January 3, 2003 and December 28, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/    KPMG LLP

Mountain View, California

January 28, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC. (Registrant)

Date: April 3, 2003	/S/ RICHARD L. SCHLENKER, JR.
Richard L. Schlenker, Jr., Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MICHAEL R. GAULKE Michael R. Gaulke	Chief Executive Officer, President and Director	April 3, 2003

/S/ RICHARD L. SCHLENKER, JR. Richard L. Schlenker, Jr.	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	April 3, 2003

/S/ ROGER L. MCCARTHY Roger L. McCarthy	Chairman of the Board	April 3, 2003

/S/ SUBBAIAH V. MALLADI Subbaiah V. Malladi	Chief Technical Officer and Director	April 3, 2003

/S/ EDWARD J. KEITH Edward J. Keith	Vice Chairman of the Board	April 3, 2003

/S/ SAMUEL H. ARMACOST Samuel H. Armacost	Director	April 3, 2003

/S/ BARBARA M. BARRETT Barbara M. Barrett	Director	April 3, 2003

/S/ LESLIE G. DENEND Leslie G. Denend	Director	April 3, 2003

/S/ JON R. KATZENBACH Jon R. Katzenbach	Director	April 3, 2003

/S/ STEPHEN C. RIGGINS Stephen C. Riggins	Director	April 3, 2003

CERTIFICATION PURSUANT TO RULE 15d-14

OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael R. Gaulke, President and Chief Executive Officer of Exponent, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Exponent, Inc. (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 3, 2003

/s/ MICHAEL R. GAULKE
Michael R. Gaulke President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14

OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard L. Schlenker, Chief Financial Officer of Exponent, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Exponent, Inc. (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 3, 2003

/s/ RICHARD L. SCHLENKER
Richard L. Schlenker Chief Financial Officer

Schedule II

Valuation and Qualifying Accounts

		Additions	Deletions [1]
(In thousands)	Balance at Beginning of Year	Provision Charged to Expenses	Accounts Written-off Net of Recoveries	Balance at End of Year
Year Ended January 3, 2003
Allowance for Doubtful Accounts	$1,865	$771	$(1,143)	$1,493
Year Ended December 28, 2001
Allowance for Doubtful Accounts	$2,162	$1,593	$(1,890)	$1,865
Year Ended December 29, 2000
Allowance for Doubtful Accounts	$1,527	$2,024	$(1,389)	$2,162

1 Balance includes currency translation adjustments.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Registration statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference to the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.1	1990 Stock Option and Rights Plan, as amended through March 31, 1993 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

*10.2

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

10.5	Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1994).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.7	Revolving reducing note with Wells Fargo Bank dated January 27, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.8

Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.9	Exponent, Inc. Employee Stock Purchase Plan, as amended and restated March 23,1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.12

First Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.13

Second Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.14	Third Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999.

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998.

21.1	List of subsidiaries.

23.1	Report on financial statement schedule and consent of KPMG LLP, independent auditors.

99.1	Certification of Michael R. Gaulke

99.2	Certification of Richard L. Schlenker

* Indicates management compensatory plan, contract or arrangement.