Form 10-Q
period 2003-04-04
EXPONENT INC
filed 2003-05-16
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2003
Common Stock $.001 par value	7,225,928 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

April 4, 2003 and January 3, 2003

(in thousands, except share data)

(unaudited)

	April 4, 2003	January 3, 2003
Assets
Current assets:
Cash and cash equivalents	$21,404	$22,480
Accounts receivable, net of allowance for doubtful accounts of $1,398 and $1,493, respectively	39,384	38,404
Prepaid expenses and other assets	4,063	3,450
Deferred income taxes	1,928	1,928

Total current assets	66,779	66,262
Property, equipment and leasehold improvements, net	31,584	31,712
Goodwill	8,573	8,567
Other assets	652	675

	$107,588	$107,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,356	$5,183
Current installments of long-term obligations	52	205
Accrued payroll and employee benefits	12,131	14,667
Deferred revenues	554	1,511

Total current liabilities	19,093	21,566
Long-term obligations, net of current installments	140	167
Deferred income taxes	860	860
Deferred rent	893	837

Total liabilities	20,986	23,430

Stockholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 7,993,937 and 7,992,728 shares issued at April 4, 2003 and January 3, 2003, respectively	8	8
Additional paid-in capital	33,983	32,898
Accumulated other comprehensive losses	(34)	(39)
Retained earnings	58,767	56,298
Treasury stock, at cost, 817,159 and 888,353 shares held at April 4, 2003 and January 3, 2003, respectively	(6,122)	(6,379)

Total stockholders’ equity	86,602	83,786

	$107,588	$107,216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended April 4, 2003 and March 29, 2002

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 4, 2003	March 29, 2002
Revenues before reimbursements	$31,471	$28,231
Reimbursements	3,344	2,381

Revenues	34,815	30,612

Operating expenses:
Compensation and related expenses	20,602	18,478
Other operating expenses	4,659	4,033
Reimbursable expenses	3,344	2,381
General and administrative expenses	2,121	1,818

	30,726	26,710

Operating income	4,089	3,902

Other income:
Interest income, net	11	20
Miscellaneous income, net	271	92

	282	112

Income before income taxes	4,371	4,014

Income taxes	1,902	2,095

Net income	$2,469	$1,919

Net income per share:
Basic	$0.35	$0.29
Diluted	$0.32	$0.26
Shares used in per share computations:
Basic	7,113	6,545
Diluted	7,790	7,361

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters Ended April 4, 2003 and March 29, 2002

(in thousands)

(unaudited)

	Three Months Ended
	April 4, 2003	March 29, 2002
Net income	$2,469	$1,919
Other comprehensive income (losses):
Foreign currency translation adjustments	7	3
Unrealized loss on investments	(2)	—

Comprehensive income	$2,474	$1,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended April 4, 2003 and March 29, 2002

(in thousands)

(unaudited)

	Three Months Ended
	April 4, 2003	March 29, 2002
Cash flows from operating activities:
Net income	$2,469	$1,919
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	864	849
Deferred rent expense	56	49
Provision for doubtful accounts	173	39
Stock based compensation	25	67
Change in deferred income taxes	—	350
Changes in operating assets and liabilities:
Accounts receivable	(1,153)	520
Prepaid expenses and other assets	(739)	(1,639)
Accounts payable and accrued liabilities	1,173	456
Accrued payroll and employee benefits	(2,536)	(3,034)
Deferred revenues	(957)	(541)

Net cash used in operating activities	(625)	(965)

Cash flows from investing activities:
Capital expenditures	(741)	(344)
Other assets	(8)	(68)

Net cash used in investing activities	(749)	(412)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(18)	(49)
Repurchase of common stock	(358)	(37)
Issuance of common stock	674	703

Net cash provided by financing activities	298	617

Net decrease in cash and cash equivalents	(1,076)	(760)
Cash and cash equivalents at beginning of period	22,480	7,815

Cash and cash equivalents at end of period	$21,404	$7,055

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters Ended

April 4, 2003 and March 29, 2002

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is a science and engineering consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters ended April 4, 2003 and March 29, 2002, are not necessarily representative of the results of future quarterly or annual periods.

Reclassifications. Certain prior period balances have been reclassified to conform to the current year presentation.

Revenue Recognition. The Company derives its revenues primarily from professional fees earned on consulting engagements and fees earned for the use of its equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to its clients.

In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, Exponent reports revenues net of subcontractor fees. The Company has determined that it is not the primary obligor with respect to its subcontractors because:

•	its clients are directly involved in the subcontractor selection process;

•	the subcontractor is responsible for fulfilling the scope of work; and

•	the Company passes through the costs of subcontractor agreements with only a minimal fixed percentage mark-up to compensate it for processing the transactions.

In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third party costs such as the cost of materials, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues.

The majority of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters ended April 4, 2003 and March 29, 2002 are as follows:

	Quarters Ended
(In thousands)	April 4, 2003	March 29, 2002
Gross revenues	$37,937	$32,549
Less: Subcontractor fees	3,122	1,937

Revenues	34,815	30,612

Reimbursements:
Out-of-pocket travel reimbursements	1,074	850
Other outside direct expenses	2,270	1,531

	3,344	2,381

Revenues before reimbursements	$31,471	$28,231

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

Note 2: Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the exercise of outstanding options to purchase common stock using the treasury stock method.

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	April 4, 2003	March 29, 2002
Shares used in basic per share computation	7,113	6,545
Effect of dilutive common stock options outstanding	677	816

Shares used in diluted per share computation	7,790	7,361

Common stock options to purchase 98,877 and 24,267 shares were excluded from the diluted per share calculation for the fiscal quarters ended April 4, 2003 and March 29, 2002, respectively, due to their antidilutive effect. Weighted average exercise prices for the antidilutive shares were $14.02 and $13.04 for the three months ended April 4, 2003 and March 29, 2002, respectively.

Note 3: Stock Based Compensation

The Company uses the intrinsic value method of accounting for its Employee Stock Purchase Plan and Stock Option Plans, collectively called “Options”. The Options are generally granted at exercise prices equal to the fair value of the Company’s common stock on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, requires the Company to disclose pro forma information regarding net income and net income per share as if the Company had accounted for its Options under the fair value method. Under the fair value method, compensation expense is calculated for options granted using a defined valuation technique. The Company uses the Black-Scholes option-pricing model to calculate the fair value of its options. Had the Company determined compensation cost based on the estimated fair value at the grant date for its Options under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated in the following table:

	Quarters Ended
(In thousands, except per share data)	April 4, 2003	March 29, 2002
Reported net income:	$2,469	$1,919
Add back: Intrinsic value stock-based compensation expense, net of tax	25	67
Deduct: Fair value stock-based compensation expense, net of tax	(557)	(482)

Adjusted net income:	$1,937	$1,504

Net income per share:
As reported:
Basic	$0.35	$0.29
Diluted	$0.32	$0.26
Adjusted:
Basic	$0.27	$0.23
Diluted	$0.25	$0.21
Shares used in per share calculations:
As reported:
Basic	7,113	6,545
Diluted	7,790	7,361
Adjusted:
Basic	7,113	6,545
Diluted	7,660	7,126

Note 4: Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that asset retirement obligations that are identifiable upon acquisition, construction or development and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. The Company adopted the provisions of SFAS No. 143 effective January 4, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position and results of operations for the three months ended April 4, 2003.

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. SFAS No. 146 addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted the provisions of SFAS No. 146 effective January 4, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position and results of operations for the three months ended April 4, 2003.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation elaborates on existing disclosure requirements related to certain guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company generally does not offer guarantees or indemnification to its clients or other third parties and the adoption of the recognition and measurement provisions of FIN No. 45 in the current quarter did not have a material impact on its financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN No. 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The Company does not currently have any ownership in any variable interest entities.

Note 5: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	April 4, 2003	March 29, 2002
Cash paid during period:
Interest	$22	$41
Income taxes	$10	$884

Note 6: Accounts Receivable, Net

At April 4, 2003 and January 3, 2003, accounts receivable, net was comprised of the following:

(In thousands)	April 4, 2003	January 3, 2003
Billed accounts receivable	$24,107	$26,867
Unbilled accounts receivable	16,675	13,030
Allowance for doubtful accounts	(1,398)	(1,493)

Total accounts receivable, net	$39,384	$38,404

Note 7: Segment Reporting

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

Segment information for the quarters ended April 4, 2003 and March 29, 2002 follows:

Revenues
	Three Months Ended
(In thousands)	April 4, 2003	March 29, 2002
Environmental and health	$9,569	$7,281
Other scientific and engineering	25,246	23,331

Total revenues	$34,815	$30,612

Operating income
	Three Months Ended
(In thousands)	April 4, 2003	March 29, 2002
Environmental and health	$2,598	$1,515
Other scientific and engineering	4,543	5,351

Total segment operating income	7,141	6,866
Corporate operating expense	(3,052)	(2,964)

Total operating income	$4,089	$3,902

Capital Expenditures
	Three Months Ended
(In thousands)	April 4, 2003	March 29, 2002
Environmental and health	$59	$31
Other scientific and engineering	540	287

Total segment capital expenditures	599	318
Corporate capital expenditures	142	26

Total capital expenditures	$741	$344

Depreciation and Amortization
	Three Months Ended
(In thousands)	April 4, 2003	March 29, 2002
Environmental and health	$56	$47
Other scientific and engineering	568	587

Total segment depreciation and amortization	624	634
Corporate depreciation and amortization	240	215

Total depreciation and amortization	$864	$849

Note 8: Acquisition of Novigen Sciences, Inc.

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

The following pro forma results of operations reflect the combined results of Exponent and Novigen for the quarters ended April 4, 2003 and March 29, 2002, as if the business combination occurred as of the beginning of Exponent’s fiscal year ended January 3, 2003. The information used for this pro forma disclosure was obtained from unaudited internal financial reports prepared by Novigen from January 1, 2002 through March 31, 2002. Although Novigen’s fiscal quarters do not coincide with Exponent’s fiscal quarters, its monthly financial reports were used to combine their results of operations with Exponent’s quarterly financial statements to arrive at the pro forma amounts disclosed in the following schedule:

	Quarters Ended
(In thousands)	April 4, 2003	March 29, 2002
Revenues	$34,815	$31,924
Net income	$2,469	$2,000
Net income per share:
Basic	$0.35	$0.30
Diluted	$0.32	$0.27
Shares used in per share computations:
Basic	7,113	6,580
Diluted	7,790	7,410

Note 9: Related Party Transactions

Novigen has a contract for software licensing from Durango Software LLC. The husband of Dr. Barbara Peterson, the former president of Novigen, owns Durango Software. Dr. Peterson is now a practice director in the Exponent organization. Exponent recorded software licensing expenses related to this contract for the quarter ended April 4, 2003 of approximately $24,000.

Note 10: Goodwill and Other Intangible Assets

At April 4, 2003 and January 3, 2003, goodwill and intangible assets were comprised of the following:

(In thousands)	April 4, 2003	January 3, 2003
Intangible assets subject to amortization:
Non-competition agreements	$236	$236
Less accumulated amortization	(91)	(76)

	145	160
Goodwill, net	8,573	8,567

Total goodwill and intangible assets	$8,718	$8,727

Amortization of intangible assets for the quarter ended April 4, 2003 was approximately $15,000. Amortization expense for intangible assets is projected to be approximately $59,000, $53,000, $34,000 and $14,000 in fiscal 2003 through fiscal 2006, respectively.

Changes in the carrying amount of goodwill by operating segment for the period ended April 4, 2003 (in thousands):

	Environmental and health	Other scientific and engineering	Total
Balance at January 3, 2003	$8,059	$508	$8,567
Goodwill acquired:
Novigen acquisition adjustments	6	—	6

Balance at April 4, 2003	$8,065	$508	$8,573

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

Revenue recognition. We derive our revenues primarily from professional fees earned on consulting engagements and fees earned for the use of our equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to our clients.

In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, we report revenue net of subcontractor fees. We have determined that we are not the primary obligors with respect to our subcontractors because:

•	our clients are directly involved in the subcontractor selection process;

•	the subcontractor is responsible for fulfilling the scope of work; and

•	we pass through the costs of subcontractor agreements with only a minimal fixed percentage mark-up to compensate us for processing the transactions.

In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third party costs such as the cost of materials, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues.

The majority of our engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For our fixed-price engagements we recognize revenue based on the relationship of incurred labor hours at standard rates to our estimate of the total labor hours at standard rates we expect to incur over the term of the contract. We believe this methodology achieves a reliable measure of the revenue from the consulting services we provide to our customers under fixed-price contracts given the nature of the consulting services we provide and the following additional considerations:

•	we consider labor hours at standard rates and expenses to be incurred when pricing our contracts;

•	we generally do not incur set up costs on our contracts;

•	we do not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay us for time at standard rates plus materials incurred to date;

•	we do not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	we do not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically we have not had significant accounts receivable write-offs or cost overruns; and

•	our contracts are typically progress billed on a monthly basis.

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

Allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. Specifically, we analyze billed accounts receivable and unbilled work-in-process based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms when determining the allowance for doubtful accounts. As of April 4, 2003, our accounts receivable balance was $39.4 million, net of an allowance for doubtful accounts of $1.4 million.

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2003, we currently believe that we will be able to utilize our deferred tax asset. As of April 4, 2003, we had net deferred tax assets of $1.9 million and net long-term deferred tax liabilities of $860,000 for a net deferred tax asset of $1.1 million and a valuation allowance of $0.

Valuing long-lived assets under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the carrying amount of the related asset. For long-lived assets to be held and used, an impairment loss is recognized if the carrying amount of an asset is not recoverable from its undiscounted cash flows. The loss is measured as the difference between the carrying amount and the fair value of the assets. For long-lived assets to be disposed of other than by sale, an impairment loss is recognized at the date the long-lived asset is exchanged. Long-lived assets that are to be disposed of by sale are classified as held for sale, depreciation ceases and such assets are valued at the lower of carrying amount or fair value less cost to sell. As of April 4, 2003, we did not have any long-lived assets to be disposed of by sale or other than by sale and there has been no indication of impairments to our long-lived assets. Our long-lived assets, consisting primarily of net property, equipment and leasehold improvements, totaled $31.6 million at April 4, 2003.

Valuing goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets”. We assess the impairment of goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Factors that we consider when evaluating for possible impairment include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative economic trends.

When evaluating the Company’s goodwill for impairment, based upon the existence of one or more of the above factors, we determine the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then an impairment loss is recognized. As of April 4, 2003, goodwill totaled $8.6 million.

We adopted SFAS No. 142 effective December 29, 2001. In place of amortization, this statement requires an annual impairment review beginning in fiscal 2002. We completed our impairment review and determined that we had no impairment of our goodwill and therefore did not record an impairment charge. During the first quarter of fiscal 2003, there was an increase of $6,000 in goodwill due to an adjustment to the acquisition balance sheet for the Novigen acquisition.

Accounting for Stock-Based Compensation. SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” to account for employee stock options. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a disclosure of pro-forma net income as if we had adopted the fair value method under SFAS No. 123.

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2003, which are contained in our fiscal 2002 Annual Report on Form 10-K.

2003 Fiscal Quarter Ended April 4, 2003 compared to 2002 Fiscal Quarter Ended March 29, 2002

Revenues for the first quarter of fiscal 2003 were $34.8 million, an increase of $4.2 million or 13.7% over the same quarter in fiscal 2002. This revenue increase over last year was the result of growth in both of our business segments. Our environmental and health segment contributed $2.3 million of the increase and our other scientific and engineering segment contributed $1.9 million. Growth in our environmental and health segment was primarily the result of increased billable hours, higher billing rates and the acquisition of Novigen Sciences, Inc. (“Novigen”) on May 20, 2002. The Novigen acquisition contributed $1.6 million to this segment’s revenue growth in the first quarter of fiscal 2003. Also in our environmental and health segment, the health and human health risk assessment (toxicology) practices grew by $1.1 million over the prior year. This increase was partially offset by decreased revenues from our environmental practices. Growth in our other scientific and engineering segment was the result of increased billable hours and higher billing rates, primarily in our technology development, thermal sciences and mechanics and materials practices.

Compensation and related expenses increased 11.5% to $20.6 million for the first quarter of fiscal 2003 compared to $18.5 million for the same period in fiscal 2002. The increase was due to the effects of annual salary increases for all employees, increases in health insurance costs plus the effect of the Novigen acquisition. The Novigen acquisition, which took place in the second quarter of fiscal 2002, accounted for approximately $835,000 of the increase in compensation and related expenses in the first three months of 2003. Health and life insurance costs, excluding the portion attributable to the Novigen acquisition, increased by approximately $206,000 in the first quarter of 2003 due to higher premiums, compared to the same period in 2002. As a percentage of revenue, total compensation decreased to 59.2% for the first quarter of fiscal 2003 compared to 60.4% for the same period in fiscal 2002.

Other operating expenses increased 15.5% to $4.7 million for the first quarter of fiscal 2003 compared to $4.0 million for the same period in fiscal 2002. The increase in other operating expenses is primarily due to higher occupancy costs and increases in technical supplies. Approximately, $200,000 of the increase in other operating expenses is a result of the Novigen acquisition. Occupancy expenses increased by $340,000 for the first three months of fiscal 2003 compared to the same period in fiscal 2002. Approximately $140,000 of the increase in occupancy expenses is attributable to the Novigen acquisition. The remaining increase in occupancy expenses is largely due to new lease agreements for our Philadelphia and New York offices. Our Philadelphia office relocated to a larger facility in December 2002. Expense for technical supplies increased by approximately $135,000 in the first quarter of fiscal 2003, primarily due to expenses related to activities by our technology development practice. As a percentage of revenue, other operating expenses increased slightly to 13.4% for the first quarter of fiscal 2003 compared to 13.2% for the same period in fiscal 2002.

Reimbursable expenses were $3.3 million in the first quarter of fiscal 2003, an increase of 40.4% over reimbursable expenses of $2.4 million in the first quarter of fiscal 2002. The increase in reimbursable expenses was primarily due to increases in outside direct expenses for technical supplies related to projects in our technology development practice. These expenses included building integrated robots and controllers for the U.S. Army. As a percentage of revenues, reimbursable expenses increased to 9.6% for the first quarter of fiscal 2003 compared to 7.8% for the first quarter of fiscal 2002.

General and administrative expenses increased 16.7% to $2.1 million for the first quarter of fiscal 2003 compared to $1.8 million for the same period in fiscal 2002. Approximately $60,000 of the increase in general and administrative expense is due to the Novigen acquisition. The increase in general and administrative expenses is primarily due to increased travel expenses and employee relocation costs. Travel expenses were higher during the first quarter of fiscal 2003 as compared to the same period in fiscal 2002 due to increased travel for marketing and business development, our employee-mentoring program and travel costs related to the Objective Force Warrior Phase II bid and proposal efforts. Employee relocation costs increased during the first three months of fiscal 2003 by $60,000 as compared to the same period of fiscal 2002 due to continued expansion of our technical practices into new regions of the United States. General and administrative expenses as a percentage of total revenue increased to 6.1% for the first quarter of fiscal 2003 compared to 5.9% for the first quarter of fiscal 2002.

Other income and expense consists primarily of investment income earned on available cash and cash equivalents and rental income from leasing excess space, primarily in our Silicon Valley headquarters building, net of interest expense on our mortgage. Other income and expense increased 151.8% to $282,000 for the first quarter of fiscal 2003 compared to $112,000 for the same period of fiscal 2002. The increase was due to increased rental income of approximately $115,000, largely due to leasing additional space in our Silicon Valley headquarters facility and our Detroit office. In addition, we received approximately $50,000 for an insurance claim on storm damage to a building at our Test and Engineering Center in Phoenix.

Exponent’s income tax provision for the three months ended April 4, 2003 was $1.9 million, representing a 43.5% effective tax rate. The income tax provision for the three months ended March 29, 2002 was $2.1 million, representing a 52.2% effective income tax rate. The higher effective rate for the three months ended March 29, 2002 is due primarily to the effect of a $350,000 deferred tax asset write-off, related to an expiring capital loss carryforward, which we determined would not be realized before it expired in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

We invest excess cash in short-term highly liquid investments. As of April 4, 2003, our cash and cash equivalents was $21.4 million compared to $22.5 million at January 3, 2003. We financed our business for the current period principally through operating cash.

Net cash used in operating activities was $625,000 for the first quarter of fiscal 2003, compared to net cash used of $965,000 for the comparable period in fiscal 2002. The decrease in cash used in operating activities was primarily attributable to an increase in net income of $550,000 partially offset by the impact of a $350,000 deferred tax asset write-off during the first quarter of fiscal 2002. There was no corresponding write-off during the first quarter of fiscal 2003. The net changes in operating assets and liabilities for the first quarter of fiscal 2003 were not significantly different than the net changes in operating assets and liabilities for the comparable period in fiscal 2002. The gross changes in operating assets and liabilities for the first quarter of fiscal 2003 and the comparable period in fiscal 2002 are as follows; accounts receivable increased by $1.2 million during the first quarter of fiscal 2003 compared to a decrease of $520,000 for the comparable period in fiscal 2002. The increase in accounts receivable during the first quarter of fiscal 2003 was due to increased revenues. Our days sales outstanding was 102 days in the first quarter of fiscal 2003 compared to 114 days during the comparable period of fiscal 2002. Prepaid expenses and other assets increased by $739,000 during the first quarter of fiscal 2003 compared to an increase of $1.6 million for the comparable period in fiscal 2002. This change was primarily due to the timing of estimated tax payments, which were higher in the first quarter of fiscal 2002. Accounts payable and accrued liabilities increased $1.2 million during the first quarter of fiscal 2003 compared to an increase of $456,000 for the comparable period in fiscal 2002. This change was primarily due to an increase in our operating expenses during the first quarter of fiscal 2003 and the timing of payments. Accrued payroll and employee benefits decreased by $2.5 million during the first quarter of 2003 compared to a decrease of $3 million for the comparable period in fiscal 2002. This change was due to the timing of the bi-weekly payroll cycle. Deferred revenues decreased $957,000 during the first quarter of fiscal 2003 compared to a decrease of $541,000 for the comparable period in fiscal 2002. Deferred revenue changes are primarily related to the timing of billings for our fixed-price contracts.

Net cash used in investing activities was $749,000 for the first three months of fiscal 2003, compared to net cash used in investing activities of $412,000 for the comparable period in fiscal 2002. Cash used in investing activities increased as a result of an increase in capital expenditures related to higher purchases of laboratory and testing equipment in the first quarter of fiscal 2003, as well as an increase in leasehold improvements related to the expansion of several regional offices.

Net cash provided by financing activities was $298,000 for the first three months of fiscal 2003, compared to net cash provided of $617,000 for the comparable period in fiscal 2002. The decrease in net cash provided by financing activities was due primarily to an increase in the repurchase of shares of our common stock for a net amount of $358,000 during the first three months of fiscal 2002, compared to $37,000 of common stock repurchased during the same period of fiscal 2002.

At April 4, 2003, our long-term obligations were $140,000, which consisted primarily of the long-term portion of capital leases for equipment.

Exponent has a revolving reducing mortgage note with a total available borrowing amount of $24.5 million and an outstanding balance of $0 as of May 2, 2003. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period, however, we may pursue potential acquisitions to grow our business, which could increase the need for additional sources of funds over the long-term.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus are not expected to have a significant effect on our financial position or operating results.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30.0 million, is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million per year until January 31, 2008, as scheduled in the Mortgage Note agreement. As of April 4, 2003, we had $0 outstanding and available borrowings of $24.5 million under the Mortgage Note. Any outstanding amounts on the Mortgage

Note are due and payable in full on January 31, 2009. We may from time to time during the term of the Mortgage Note borrow, partially or wholly repay outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the Mortgage Note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% or fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest is to be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

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

Exponent is exposed to some interest rate risk associated with our balances of cash and cash equivalents. All securities have original maturities of less than three months.

Exponent is exposed to some foreign currency exchange rate risk associated with its foreign operations. Given the limited nature of these activities, we believe that any exposure would be minimal.

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

PART II – OTHER INFORMATION

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

Date: May 16, 2003

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 16, 2003

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 16, 2003

/s/ RICHARD L. SCHLENKER
Richard L. Schlenker Chief Financial Officer