Form 10-Q
period 2003-07-04
EXPONENT INC
filed 2003-08-12
CIK 851520

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2003

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2003
Common Stock $.001 par value	7,183,875 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

July 4, 2003 and January 3, 2003

(in thousands, except share data)

(unaudited)

	July 4, 2003	January 3, 2003
Assets
Current assets:
Cash and cash equivalents	$26,050	$22,480
Accounts receivable, net of allowance for doubtful accounts of $1,532 and $1,493 respectively	40,243	38,404
Prepaid expenses and other assets	1,741	3,450
Deferred income taxes	1,928	1,928

Total current assets	69,962	66,262
Property, equipment and leasehold improvements, net	31,331	31,712
Goodwill	8,573	8,567
Other assets	620	675

	$110,486	$107,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,301	$5,183
Current installments of long-term obligations	61	205
Accrued payroll and employee benefits	14,002	14,667
Deferred revenues	858	1,511

Total current liabilities	18,222	21,566
Long-term obligations, net of current installments	197	167
Deferred income taxes	860	860
Deferred rent	935	837

Total liabilities	20,214	23,430

Stockholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 7,993,937 and 7,992,728 shares issued at July 4, 2003 and January 3, 2003, respectively	8	8
Additional paid-in capital	34,228	33,898
Accumulated other comprehensive income (loss)	26	(39)
Retained earnings	61,441	56,298
Treasury stock, at cost, 699,437 and 888,353 shares held at July 4, 2003 and January 3, 2003, respectively	(5,431)	(6,379)

Total stockholders’ equity	90,272	83,786

	$110,486	$107,216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended July 4, 2003 and June 28, 2002

(in thousands, except per share data)

(unaudited)

	Quarters Ended		Six Months Ended
	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Revenues before reimbursements	$31,808	$28,894	$63,279	$57,125
Reimbursements	3,114	2,738	6,458	5,119

Revenues	34,922	31,632	69,737	62,244

Operating expenses:
Compensation and related expenses	20,713	18,923	41,315	37,401
Other operating expenses	4,522	4,321	9,181	8,354
Reimbursable expenses	3,114	2,738	6,458	5,119
General and administrative expenses	2,065	2,032	4,186	3,850

Total operating expenses	30,414	28,014	61,140	54,724

Operating income	4,508	3,618	8,597	7,520

Other income:
Interest income, net	13	40	24	60
Miscellaneous income, net	209	98	480	190

Total other income	222	138	504	250

Income before income taxes	4,730	3,756	9,101	7,770
Income taxes	2,056	1,633	3,958	3,728

Net income	$2,674	$2,123	$5,143	$4,042

Net income per share:
Basic	$0.37	$0.32	$0.72	$0.61
Diluted	$0.34	$0.28	$0.65	$0.54
Shares used in per share computations:
Basic	7,215	6,739	7,164	6,642
Diluted	7,932	7,480	7,862	7,420

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters and Six Months Ended July 4, 2003 and June 28, 2002

(in thousands)

(unaudited)

	Quarters Ended		Six Months Ended
	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Net income	$2,674	$2,123	$5,143	$4,042
Other comprehensive income:
Foreign currency translation adjustments	52	57	59	60
Unrealized gain on investments	8	—	6	—

Comprehensive income	$2,734	$2,180	$5,208	$4,102

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 4, 2003 and June 28, 2002

(in thousands)

(unaudited)

	Six Months Ended
	July 4, 2003	June 28, 2002
Cash flows from operating activities:
Net income	$5,143	$4,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,702	1,706
Deferred rent expense	98	100
Provision for doubtful accounts	555	463
Stock-based compensation	50	67
Change in deferred income taxes	—	349
Changes in operating assets and liabilities:
Accounts receivable	(2,394)	186
Prepaid expenses and other assets	1,589	(856)
Accounts payable and accrued liabilities	(1,855)	(1,714)
Accrued payroll and employee benefits	(692)	1,050
Deferred revenues	(653)	(734)

Net cash provided by operating activities	3,543	4,659

Cash flows from investing activities:
Acquisition of Novigen Sciences, Inc., net	—	(2,144)
Capital expenditures	(1,239)	(717)
Other assets	3	67

Net cash used in investing activities	(1,236)	(2,794)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(24)	(38)
Repurchase of common stock	—	(217)
Issuance of common stock	1,228	2,186

Net cash provided by financing activities	1,204	1,931

Effect of foreign currency exchange rates on cash and cash equivalents	59	60

Net increase in cash and cash equivalents	3,570	3,856
Cash and cash equivalents at beginning of period	22,480	7,815

Cash and cash equivalents at end of period	$26,050	$11,671

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters and Six Months Ended

July 4, 2003 and June 28, 2002

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and six months ended July 4, 2003 and June 28, 2002, are not necessarily representative of the results of future quarterly or annual periods.

Reclassifications.    Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2: Revenue Recognition

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

In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third party costs such as the cost of materials, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues.

The majority of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters and six months ended July 4, 2003 and June 28, 2002 are as follows:

	Quarters Ended		Six Months Ended
(In thousands)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Gross revenues	$37,221	$32,726	$75,158	$65,275
Less: Subcontractor fees	2,299	1,094	5,421	3,031

Revenues	34,922	31,632	69,737	62,244

Reimbursements:
Out-of-pocket travel reimbursements	1,000	911	2,074	1,761
Other outside direct expenses	2,114	1,827	4,384	3,358

	3,114	2,738	6,458	5,119

Revenues before reimbursements	$31,808	$28,894	$63,279	$57,125

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended		Six Months Ended
(In thousands)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Shares used in basic per share computation	7,215	6,739	7,164	6,642
Effect of dilutive common stock options outstanding	717	741	698	778

Shares used in diluted per share computation	7,932	7,480	7,862	7,420

Common stock options to purchase 2,944 and 11,000 shares were excluded from the diluted per share calculation for the fiscal quarters ended July 4, 2003 and June 28, 2002, respectively, due to their antidilutive effect. Weighted average exercise prices for the antidilutive shares were $15.32 and $13.12 for the quarters ended July 4, 2003 and June 28, 2002, respectively. Common stock options to purchase 4,901 and 7,011 shares were excluded from the diluted per share calculation for the six months ended July 4, 2003 and June 28, 2002, respectively, due to their antidilutive effect. Weighted average exercise prices for the antidilutive shares were $14.78 and $13.12 for the six months ended July 4, 2003 and June 28, 2002, respectively.

Note 4: Stock Based Compensation

The Company uses the intrinsic value method of accounting for its Employee Stock Purchase Plan and Stock Option Plans, collectively called “Options”. The Options are generally granted at exercise prices equal to the fair value of the Company’s common stock on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, requires the Company to disclose pro-forma information regarding net income and net income per share as if the Company had accounted for its Options under the fair value method. Under the fair value method, compensation expense is calculated for options granted using a defined valuation technique. The Company uses the Black-Scholes option-pricing model to calculate the fair value of its options. Had the Company determined compensation cost based on the estimated fair value at the grant date for its Options under SFAS No. 123, the Company’s net income would have been adjusted to the pro-forma amounts indicated in the following table:

	Quarters Ended		Six Months Ended
(In thousands, except per share data)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Net income, as reported:	$2,674	$2,123	$5,143	$4,042

Add back: Intrinsic value stock-based compensation expense, net of tax	25	—	50	67

Deduct: Fair value stock-based compensation expense, net of tax	(515)	(422)	(1,070)	(805)

Net income, pro-forma:	$2,184	$1,701	$4,123	$3,304

Net income per share:
As reported:
Basic	$0.37	$0.32	$0.72	$0.61
Diluted	$0.34	$0.28	$0.65	$0.54
Pro-forma:
Basic	$0.30	$0.25	$0.58	$0.50
Diluted	$0.28	$0.23	$0.53	$0.46
Shares used in per share calculations:
As reported:
Basic	7,215	6,739	7,164	6,642
Diluted	7,932	7,480	7,862	7,420
Pro-forma:
Basic	7,215	6,739	7,164	6,642
Diluted	7,758	7,276	7,710	7,200

Note 5: Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that asset retirement obligations that are identifiable upon acquisition, construction or development and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. The Company adopted the provisions of SFAS No. 143 effective January 4, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position and results of operations for the quarter and six months ended July 4, 2003.

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS No. 146 addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted the provisions of SFAS No. 146 effective January 4, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position and results of operations for the quarter and six months ended July 4, 2003.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation elaborates on existing disclosure requirements related to certain guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company generally does not offer guarantees or indemnification to its clients or other third parties and the adoption of the recognition and measurement provisions of FIN No. 45 during the six months ended July 4, 2003 did not have a material impact on its financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN No. 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The Company does not currently have any ownership in any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company generally does not enter into derivative instruments or hedging activities and the adoption of SFAS No. 149 did not have a material impact on its financial position or operating results.

Note 6: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	July 4, 2003	June 28, 2002
Cash paid during period:
Interest	$24	$44
Income taxes	$2,029	$2,965
Non-cash investing and financing activities:
Capital lease for equipment	$72	$—
Common stock issued for acquisition	$—	$725
Unrealized gain on short-term investments	$6	$—

Note 7: Accounts Receivable, Net

At July 4, 2003 and January 3, 2003, accounts receivable, net was comprised of the following:

(In thousands)	July 4, 2003	January 3, 2003
Billed accounts receivable	$28,158	$26,867
Unbilled accounts receivable	13,617	13,030
Allowance for doubtful accounts	(1,532)	(1,493)

Total accounts receivable, net	$40,243	$38,404

Note 8: Segment Reporting

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

Segment information for the quarters and six months ended July 4, 2003 and June 28, 2002 follows:

Revenues
	Quarters Ended		Six Months Ended
(In thousands)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Environmental and health	$8,980	$8,118	$18,549	$15,399
Other scientific and engineering	25,942	23,514	51,188	46,845

Total revenues	$34,922	$31,632	$69,737	$62,244

Operating income
	Quarters Ended		Six Months Ended
(In thousands)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Environmental and health	$1,735	$1,884	$4,333	$3,399
Other scientific and engineering	5,713	4,527	10,256	9,878

Total segment operating income	7,448	6,411	14,589	13,277
Corporate operating expense	(2,940)	(2,793)	(5,992)	(5,757)

Total operating income	$4,508	$3,618	$8,597	$7,520

Capital Expenditures
	Quarters Ended		Six Months Ended
(In thousands)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Environmental and health	$22	$16	$60	$47
Other scientific and engineering	416	308	1,053	595

Total segment capital expenditures	438	324	1,113	642
Corporate capital expenditures	60	49	126	75

Total capital expenditures	$498	$373	$1,239	$717

Depreciation and Amortization
	Quarters Ended		Six Months Ended
(In thousands)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Environmental and health	$53	$51	$109	$98
Other scientific and engineering	545	584	1,113	1,171

Total segment depreciation and amortization	598	635	1,222	1,269
Corporate depreciation and amortization	240	222	480	437

Total depreciation and amortization	$838	$857	$1,702	$1,706

Note 9: Acquisition of Novigen Sciences, Inc.

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

The following pro-forma results of operations reflect the combined results of Exponent and Novigen for the quarters and six months ended July 4, 2003 and June 28, 2002, as if the business combination occurred as of the beginning of Exponent’s fiscal year ended January 3, 2003. The information used for this pro-forma disclosure was obtained from unaudited internal financial reports prepared by Novigen from January 1, 2002 through the date of acquisition, May 20, 2002. Although Novigen’s fiscal quarters do not coincide with Exponent’s fiscal quarters, their monthly financial reports were used to combine their results of operations with Exponent’s quarterly financial statements to arrive at the pro-forma amounts disclosed in the following schedule. The pro-forma amounts do not include $412,812 in non-recurring bonus payments made by Novigen prior to the acquisition.

	Quarters Ended		Six Months Ended
(In thousands)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Revenues	$34,922	$32,517	$69,737	$64,441
Net income	$2,674	$2,213	$5,143	$4,214
Net income per share:
Basic	$0.37	$0.33	$0.72	$0.63
Diluted	$0.34	$0.29	$0.65	$0.56
Shares used in per share computations:
Basic	7,215	6,770	7,164	6,685
Diluted	7,932	7,511	7,862	7,463

Note 10: Related Party Transactions

Novigen has a contract for software licensing from Durango Software LLC. The husband of Dr. Barbara Peterson, the former president of Novigen, owns Durango Software. Dr. Peterson is now a practice director in the Exponent organization. Exponent recorded software licensing expenses related to this contract for the quarter and six months ended July 4, 2003 of approximately $24,000 and $48,000, respectively. For the quarter and six months ended June 28, 2002, Exponent recorded approximately $8,000 in software licensing expenses related to this contract.

Note 11: Goodwill and Other Intangible Assets

At July 4, 2003 and January 3, 2003, goodwill and intangible assets were comprised of the following:

(In thousands)	July 4, 2003	January 3, 2003
Intangible assets subject to amortization:
Non-competition agreements	$236	$236
Less accumulated amortization	(106)	(76)

	130	160
Goodwill, net	8,573	8,567

Total goodwill and intangible assets	$8,703	$8,727

Amortization expense for intangible assets for the quarter and six months ended July 4, 2003 was approximately $15,000 and $30,000, respectively. Amortization expense for the quarter and six months ended June 28, 2002 was approximately $9,000 and $15,000, respectively. Amortization expense for intangible assets is projected to be approximately $59,000, $53,000, $34,000 and $14,000 in fiscal 2003 through fiscal 2006, respectively.

Changes in the carrying amount of goodwill by operating segment for the six months ended July 4, 2003 (in thousands):

	Environmental and health	Other scientific and engineering	Total
Balance at January 3, 2003	$8,059	$508	$8,567
Goodwill acquired:
Novigen acquisition adjustments	6	—	6

Balance at July 4, 2003	$8,065	$508	$8,573

During the six months ended July 4, 2003, there was an increase of $6,000 in goodwill due to an adjustment to the acquisition balance sheet for the Novigen acquisition. There were no goodwill impairments, or gains or losses on disposals, which included goodwill, for any portion of the Company’s reporting units during the six months ended July 4, 2003.

Note 12: Subsequent Event

Between July 5, 2003 and August 8, 2003, the Company repurchased 120,000 shares of its common stock for an aggregate amount of $2 million under a repurchase program previously approved by the Board. As of August 8, 2003, the Company was authorized under this repurchase program to purchase an additional $5.1 million of its common stock.

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

Overview

Exponent, Inc. is an engineering and scientific consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers and business consultants brings together more than 70 different technical disciplines to solve complicated issues facing industry and business today. Our services include analysis of product development or product recall, regulatory compliance, discovery of potential problems related to products, people or property and impending litigation, as well as the development of highly technical new products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, income taxes, and contingencies such as litigation. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for doubtful accounts.    We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. Specifically, we analyze billed accounts receivable and unbilled work-in-process based upon historical write-offs, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms when determining the allowance for doubtful accounts. As of July 4, 2003, our accounts receivable balance was $40.2 million, net of an allowance for doubtful accounts of $1.5 million.

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2003, we currently believe that we will be able to utilize our deferred tax asset. As of July 4, 2003, we had net deferred tax assets of $1,928,000 and net long-term deferred tax liabilities of $860,000 for a net deferred tax asset of $1.1 million and a valuation allowance of $0.

Valuing long-lived assets under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.    Long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the carrying amount of the related asset. For long-lived assets to be held and used, an impairment loss is recognized if the carrying amount of an asset is not recoverable from its undiscounted cash flows. The loss is measured as the difference between the carrying amount and the fair value of the assets. For long-lived assets to be disposed of other than by sale, an impairment loss is recognized at the date the long-lived asset is exchanged. Long-lived assets that are to be disposed of by sale are classified as held for sale, depreciation ceases and such assets are valued at the lower of carrying amount or fair value less cost to sell. As of July 4, 2003, we did not have any long-lived assets to be disposed of by sale or other than by sale and there has been no indication of impairments to our long-lived assets. Our long-lived assets, consisting primarily of net property, equipment and leasehold improvements, totaled $31.3 million at July 4, 2003.

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

When evaluating the Company’s goodwill for impairment, based upon the existence of one or more of the above factors, we determine the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then an impairment loss is recognized. As of July 4, 2003, goodwill totaled $8.6 million.

We adopted SFAS No. 142 effective December 29, 2001. In place of amortization, this statement requires an annual impairment review beginning in fiscal 2002. We completed our impairment review and determined that we had no impairment of our goodwill and therefore did not record an impairment charge.

Accounting for Stock-Based Compensation.    SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” to account for employee stock options. See Note 4 to the Condensed Consolidated Financial Statements for a disclosure of pro-forma net income as if we had adopted the fair value method under SFAS No. 123.

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2003, which are contained in our fiscal 2002 Annual Report on Form 10-K.

2003 Fiscal Quarter Ended July 4, 2003 compared to 2002 Fiscal Quarter Ended June 28, 2002

Revenues for the second quarter of fiscal 2003 were $34.9 million, an increase of $3.3 million or 10% over the same quarter in fiscal 2002. This revenue increase was the result of growth in both of our business segments. Our environmental and health segment contributed $862,000 to the increase and our other scientific and engineering segment contributed $2.4 million. Growth in our environmental and health segment was primarily the result of increased billable hours, higher billing rates and the acquisition of Novigen Sciences, Inc. (“Novigen”) on May 20, 2002. The Novigen acquisition contributed an incremental $516,000 to this segment’s revenues in the second quarter of fiscal 2003. Growth in our other scientific and engineering segment was the result of increased billable hours and higher billing rates, primarily in our technology development, civil and mechanics and materials practices.

Compensation and related expenses increased 9% to $20.7 million for the second quarter of fiscal 2003 compared to $18.9 million for the same quarter in fiscal 2002. The increase was due to the effects of annual salary increases for all employees, increases in headcount plus the effect of the Novigen acquisition. The Novigen acquisition, which took place during the second quarter of fiscal 2002, accounted for approximately $351,000 of the increase in compensation and related expenses in the second quarter of 2003. As a percentage of revenues, total compensation decreased to 59.3% for the second quarter of fiscal 2003 compared to 59.8% for the same quarter in fiscal 2002.

Other operating expenses increased 5% to $4.5 million for the second quarter of fiscal 2003 compared to $4.3 million for the same quarter in fiscal 2002. The increase was primarily due to higher occupancy costs, which increased by $248,000 for the second quarter of fiscal 2003 compared to the same quarter in fiscal 2002. The increase in occupancy costs was largely due to the Novigen acquisition, which contributed $51,000 to the increase in occupancy costs and new lease agreements for our Philadelphia and New York offices. Our Philadelphia office relocated to a larger facility in December 2002. As a percentage of revenues, other operating expenses decreased to 12.9% for the second quarter of fiscal 2003 compared to 13.7% for the same quarter in fiscal 2002.

Reimbursable expenses were $3.1 million for the second quarter of fiscal 2003, an increase of 14% over reimbursable expenses of $2.7 million for the same quarter in fiscal 2002. The increase in reimbursable expenses was primarily due to increases in outside direct expenses for technical supplies related to projects in our technology development practice. These expenses included building integrated robots and controllers for the U.S. Army. As a percentage of revenues, reimbursable expenses increased to 8.9% for the second quarter of fiscal 2003 compared to 8.7% for the same quarter in fiscal 2002.

General and administrative expenses increased 2% to $2.1 million for the second quarter of fiscal 2003 compared to $2.0 million for the same quarter in fiscal 2002. The increase in general and administrative expenses was primarily due to $31,000 of incremental general and administrative expenses attributable to the Novigen acquisition. General and administrative expenses as a percentage of revenues decreased to 5.9% for the second quarter of fiscal 2003 compared to 6.4% for the same quarter in fiscal 2002.

Other income and expense consists primarily of investment income earned on available cash and cash equivalents and rental income from leasing excess space, primarily in our Silicon Valley headquarters. Other income and expense increased 61% to $222,000 for the second quarter in fiscal 2003 compared to $138,000 for the same quarter in fiscal 2002. The increase was due to increased rental income of approximately $58,000, largely due to leasing additional space in our Silicon Valley headquarters facility and our Detroit office.

Our income tax provision for the second quarter of fiscal 2003 was $2.1 million compared to $1.6 million for the same quarter in fiscal 2002. The effective income tax rate was 43.5% for the second quarter of fiscal 2003 and 2002.

2003 Six Months Ended July 4, 2003 compared to 2002 Six Months Ended June 28, 2002

Revenues for the six months ended July 4, 2003 were $69.7 million, an increase of $7.5 million or 12% over the same period in fiscal 2002. This revenue increase was the result of growth in both of our business segments. Our environmental and health segment contributed $3.2 million to the increase and our other scientific and engineering segment contributed $4.3 million. Growth in our environmental and health segment was primarily the result of increased billable hours, higher billing rates and the acquisition of Novigen Sciences, Inc. (“Novigen”) on May 20, 2002. The Novigen acquisition contributed an incremental $2.1 million to this segment’s revenues for the six months ended July 4, 2003. Growth in our other scientific and engineering segment was the result of increased billable hours and higher billing rates, primarily in our technology development, civil and mechanics and materials practices.

Compensation and related expenses increased 10% to $41.3 million for the six months ended July 4, 2003 compared to $37.4 million for the same period in fiscal 2002. The increase was due to the effects of annual salary increases for all employees, increases in headcount plus the effect of the Novigen acquisition. The Novigen acquisition, which took place during the second quarter of fiscal 2002, accounted for approximately $1.2 million of the increase in compensation and related expenses for the six months ended July 4, 2003. As a percentage of revenues, total compensation and related expenses decreased to 59.2% for the six months ended July 4, 2003 compared to 60.1% for the same period in fiscal 2002.

Other operating expenses increased 10% to $9.2 million for the six months ended July 4, 2003 compared to $8.4 million for the same period in fiscal 2002. The increase in other operating expenses was primarily due to higher occupancy costs and increases in the cost of technical supplies. Occupancy costs increased by $588,000 for the six months ended July 4, 2003 compared to the same period in fiscal 2002. Approximately $194,000 of the increase in occupancy costs was attributable to the Novigen acquisition. The remaining increase in occupancy costs was largely due to new lease agreements for our Philadelphia and New York offices. Our Philadelphia office relocated to a larger facility in December 2002. The cost of technical supplies increased by $173,000 for the six months ended July 4, 2003, primarily due to costs related to activities by our technology development practice. As a percentage of revenues, other operating expenses decreased to 13.2% for the six months ended July 4, 2003 compared to 13.4% for the same period in fiscal 2002.

Reimbursable expenses were $6.5 million for the six months ended July 4, 2003, an increase of 26% compared to $5.1 million for the same period in fiscal 2002. The increase in reimbursable expenses was primarily due to increases in outside direct expenses for technical supplies related to projects in our technology development practice. These expenses included building integrated robots and controllers for the U.S. Army. As a percentage of revenues, reimbursable expenses increased to 9.3% for the six months ended July 4, 2003 compared to 8.2% for the same period in fiscal 2002.

General and administrative expenses increased 9% to $4.2 million for the six months ended July 4, 2003 compared to $3.9 million for the same period in fiscal 2002. The increase in general and administrative expenses was primarily due to an increase of $242,000 in travel and travel related expenses and $93,000 of incremental general and administrative expenses attributable to the Novigen acquisition. Travel and travel related expenses were higher during the six months ended July 4, 2003 as compared to the same period in fiscal 2002 due to increased travel for marketing and business development and our employee-mentoring program. General and administrative expenses as a percentage of revenues decreased to 6.0% for the six months ended July 4, 2003 compared to 6.2% for the same period of fiscal 2002.

Other income and expense consists primarily of investment income earned on available cash and cash equivalents and rental income from leasing excess space, primarily in our Silicon Valley headquarters building. Other income and expense increased 102% to $504,000 for the six months ended July 4, 2003 compared to $250,000 for the same period in fiscal 2002. The increase was due to increased rental income of approximately $172,000, largely due to leasing additional space in our Silicon Valley headquarters facility and our Detroit office. In addition, we received approximately $50,000 for an insurance claim on storm damage to a building at our Test and Engineering Center in Phoenix.

Our income tax provision for the six months ended July 4, 2003 was $4.0 million, representing a 43.5% effective income tax rate. The income tax provision for the six months ended June 28, 2002 was $3.7 million, representing a 48.0% effective income tax rate. The higher effective rate for the six months ended June 28, 2002 was due primarily to the effect of a $349,000 deferred tax asset write-off, related to an expiring capital loss carryforward, which we determined would not be realized before it expired in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

We invest excess cash in short-term highly liquid investments. As of July 4, 2003, our cash and cash equivalents were $26.1 million compared to $22.5 million at January 3, 2003. We financed our business for the current period principally through operating cash.

Net cash provided by operating activities was $3.5 million for the six months ended July 4, 2003, compared to $4.7 million for the same period in fiscal 2002. The decrease in cash provided by operating activities was primarily attributable to the net change in operating assets and liabilities partially offset by the increase in net income of $1.1 million during the six months ended July 4, 2003 as compared to the same period in fiscal 2002. The gross changes in operating assets and liabilities for the six month period ended July 4, 2003 and for the same period in fiscal 2002 were as follows; accounts receivable increased by $2.4 million during the six month period ended July 4, 2003 compared to a decrease of $186,000 for the same period in fiscal 2002. The increase in accounts receivable during the six-month period ended July 4, 2003 was due to increased revenues partially offset by a decrease in our days sales outstanding to 99 days for the six month period ended July 4, 2003 compared to 111 days during the same period in fiscal 2002. Prepaid expenses and other assets decreased by $1.6 million during the six month period ended July 4, 2003 compared to an increase of $856,000 for the same period in fiscal 2002. This change was primarily due to the timing of estimated tax payments. Accounts payable and accrued liabilities decreased $1.9 million during the six months ended July 4, 2003 compared to a decrease of $1.7 million for the same period in fiscal 2002. This change was primarily due to the timing of payments to vendors and subcontractors. Accrued payroll and employee benefits decreased by $692,000 during the six months ended July 4, 2003 compared to an increase of $1.1 million for the same period in fiscal 2002. This change was primarily due to the timing of the bi-weekly payroll cycle. Deferred revenues decreased $653,000 during the six months ended July 4, 2003 compared to a decrease of $734,000 for the same period in fiscal 2002. Deferred revenue changes are primarily related to the timing of billings for our fixed-price projects.

Net cash used in investing activities was $1.2 million for the six months ended July 4, 2003, compared to net cash used in investing activities of $2.8 million for the same period in fiscal 2002. Cash used in investing activities decreased primarily as a result of $2.1 million paid in connection with our acquisition of Novigen Sciences, Inc. during the six months ended June 28, 2002, partially offset by an increase in capital expenditures during the six months ended July 4, 2003 related to increased purchases of laboratory and testing equipment as well as an increase in leasehold improvements related to the expansion of several regional offices.

Net cash provided by financing activities was $1.2 million for the six month period ended July 4, 2003, compared to net cash provided of $1.9 million for the same period in fiscal 2002. The decrease in net cash provided by financing activities was due primarily to a decrease of $958,000 in proceeds from the issuance of common stock under our employee stock purchase plan and stock option plans during the six month period ended July 4, 2003, as compared to the same period in fiscal 2002.

At July 4, 2003, our long-term obligations were $197,000, which consisted primarily of the long-term portion of capital leases for equipment.

Exponent has a revolving reducing mortgage note with a total available borrowing amount of $24.5 million and an outstanding balance of $0 as of July 4, 2003. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period, however, we may pursue potential acquisitions to grow our business, which could increase the need for additional sources of funds over the long-term.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery or performance of any undelivered item is considered probable and substantially in the control of the vendor. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus are not expected to have a significant effect on our financial position or operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a significant effect on our financial position or operating results.

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

Customer Concentration

We currently derive, and believe that we will continue to derive, a significant portion of our revenues from clients, organizations and insurers related to the transportation industry and the government sector. The loss of any large client, organization or insurer could have a material adverse effect on our business, financial condition or results of operations.

Economic Uncertainty

The markets that we serve are cyclical and subject to general economic conditions. If the economy in which we operate, which is predominately in the U.S., were to experience a prolonged slowdown, demand for our services could be reduced considerably.

Regulation

Public concern over health, safety and preservation of the environment has resulted in the enactment of a broad range of environmental and/or other laws and regulations by local, state and federal lawmakers and agencies. These laws and the implementing regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. To the extent changes in such laws, regulations and enforcement or other factors significantly reduce the exposures of manufacturers, owners, service providers and others to liability; the demand for our services may be significantly reduced.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30.0 million, is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million per year until January 31, 2008, as scheduled in the Mortgage Note agreement. As of July 4, 2003, we had $0 outstanding and available borrowings of $24.5 million under the Mortgage Note. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. We may from time to time during the term of the Mortgage Note borrow, partially or wholly repay outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the Mortgage Note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% or fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest is to be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

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

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s 2003 Annual Meeting of Stockholders held on May 29, 2003 (the “Annual Meeting”), the following individuals were elected to the Board of Directors:

	FOR	WITHHELD	BROKER NON-VOTES
Samuel H. Armacost	5,619,701	59,008	N/A
Barbara M. Barrett	5,629,566	49,143	N/A
Leslie G. Denend, Ph.D.	5,629,566	49,143	N/A
Michael R. Gaulke	5,626,677	52,032	N/A
Jon R. Katzenbach	5,619,701	59,008	N/A
Edward J. Keith	5,619,801	58,908	N/A
Subbaiah V. Malladi, Ph.D.	5,636,459	42,250	N/A
Roger L. McCarthy, Ph.D.	5,626,677	52,032	N/A
Stephen C. Riggins	5,626,194	52,515	N/A

The stockholders at the Company’s Annual Meeting approved the following proposal:

		FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
1.	Ratify the appointment of KPMG LLP as independent auditors for the year ending January 2, 2004.	5,643,074	9,490	26,145	0

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certifications pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certifications pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On April 21, 2003, the registrant filed a Current Report on Form 8-K furnishing under Item 12 its Press Release, dated April 21, 2003, announcing first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC. (Registrant)

Date: August 12, 2003

/s/ Michael R. Gaulke
Michael R. Gaulke, President and Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer