Form 10-Q
period 2003-10-03
EXPONENT INC
filed 2003-11-14
CIK 851520

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2003

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003
Common Stock $.001 par value	7,271,151 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

October 3, 2003 and January 3, 2003

(in thousands, except share data)

(unaudited)

	October 3, 2003	January 3, 2003
Assets
Current assets:
Cash and cash equivalents	$17,228	$22,480
Short-term investments	10,957	—
Accounts receivable, net of allowance for doubtful accounts of $1,964 and $1,493 respectively	42,894	38,404
Prepaid expenses and other assets	2,225	3,450
Deferred income taxes	1,928	1,928

Total current assets	75,232	66,262

Property, equipment and leasehold improvements, net	31,064	31,712
Goodwill	8,573	8,567
Other assets	736	675

	$115,605	$107,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,532	$5,325
Current installments of long-term obligations	59	63
Accrued payroll and employee benefits	14,913	14,667
Deferred revenues	1,723	1,511

Total current liabilities	22,227	21,566

Long-term obligations, net of current installments	183	167
Deferred income taxes	860	860
Deferred rent	974	837

Total liabilities	24,244	23,430

Stockholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 7,993,937 and 7,992,728 shares issued at October 3, 2003 and January 3, 2003, respectively	8	8
Additional paid-in capital	33,705	33,898
Accumulated other comprehensive income/(loss)	19	(39)
Retained earnings	64,289	56,298
Treasury stock, at cost, 767,036 and 888,353 shares held at October 3, 2003 and January 3, 2003, respectively	(6,660)	(6,379)

Total stockholders’ equity	91,361	83,786

	$115,605	$107,216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended October 3, 2003 and September 27, 2002

(in thousands, except per share data)

(unaudited)

	Quarters Ended		Nine Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Revenues:
Revenues before reimbursements	$31,950	$28,467	$95,229	$85,592
Reimbursements	3,707	2,495	10,165	7,614

Revenues	35,657	30,962	105,394	93,206

Operating expenses:
Compensation and related expenses	20,573	18,366	61,888	55,767
Other operating expenses	4,473	4,560	13,654	12,914
Reimbursable expenses	3,707	2,495	10,165	7,614
General and administrative expenses	2,283	1,853	6,469	5,703

Total operating expenses	31,036	27,274	92,176	81,998

Operating income	4,621	3,688	13,218	11,208

Other income:
Interest income, net	35	33	59	92
Miscellaneous income, net	218	20	698	210

Total other income	253	53	757	302

Income before income taxes	4,874	3,741	13,975	11,510

Income taxes	2,026	1,626	5,984	5,353

Net income	$2,848	$2,115	$7,991	$6,157

Net income per share:
Basic	$0.39	$0.31	$1.11	$0.91
Diluted	$0.36	$0.28	$1.01	$0.82

Shares used in per share computations:
Basic	7,212	6,932	7,180	6,739
Diluted	7,986	7,581	7,907	7,478

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters and Nine Months Ended October 3, 2003 and September 27, 2002

(in thousands)

(unaudited)

	Quarters Ended		Nine Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Net income	$2,848	$2,115	$7,991	$6,157
Other comprehensive income/(loss):
Foreign currency translation adjustments	3	(13)	62	47
Unrealized loss on short-term investments	(10)	—	(4)	—

Comprehensive income	$2,841	$2,102	$8,049	$6,204

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 3, 2003 and September 27, 2002

(in thousands)

(unaudited)

	Nine Months Ended
	October 3, 2003	September 27, 2002
Cash flows from operating activities:
Net income	$7,991	$6,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,538	2,567
Deferred rent expense	137	160
Provision for doubtful accounts	1,232	(105)
Stock-based compensation	69	134
Change in deferred income taxes	—	349
Changes in operating assets and liabilities:
Accounts receivable	(5,722)	430
Prepaid expenses and other assets	1,241	607
Accounts payable and accrued liabilities	207	(1,593)
Accrued payroll and employee benefits	246	(946)
Deferred revenues	212	(855)

Net cash provided by operating activities	8,151	6,905

Cash flows from investing activities:
Purchase of short-term investments	(10,961)	—
Acquisition of Novigen Sciences, Inc., net	—	(2,191)
Capital expenditures	(1,773)	(1,100)
Other assets	(128)	(83)

Net cash used in investing activities	(12,862)	(3,374)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(60)	(331)
Repurchase of common stock	(2,454)	(748)
Issuance of common stock	1,911	3,206

Net cash (used in)/provided by financing activities	(603)	2,127

Effect of foreign currency exchange rates on cash and cash equivalents	62	47

Net (decrease)/increase in cash and cash equivalents	(5,252)	5,705
Cash and cash equivalents at beginning of period	22,480	7,815

Cash and cash equivalents at end of period	$17,228	$13,520

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters and Nine Months Ended

October 3, 2003 and September 27, 2002

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal calendar year ending on the Friday closest to the last day of December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and nine months ended October 3, 2003 and September 27, 2002, are not necessarily representative of the results of future quarterly or annual periods.

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

The majority of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters and nine months ended October 3, 2003 and September 27, 2002 are as follows:

	Quarters Ended		Nine Months Ended
(In thousands)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Gross revenues	$37,184	$32,744	$112,342	$98,019
Less: Subcontractor fees	1,527	1,782	6,948	4,813

Revenues	35,657	30,962	105,394	93,206

Reimbursements:
Out-of-pocket travel reimbursements	928	918	3,002	2,679
Other outside direct expenses	2,779	1,577	7,163	4,935

	3,707	2,495	10,165	7,614

Revenues before reimbursements	$31,950	$28,467	$95,229	$85,592

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

At inception all consulting contracts are subject to review by management, which requires a positive assessment of the collectibility of contract amounts. If, during the course of the contract, the Company determines that collection of revenue is not reasonably assured, it does not recognize the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. The Company assesses collectibility based on a number of factors, including past transaction history with the client and project manager, as well as the credit-worthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended		Nine Months Ended
(In thousands)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Shares used in basic per share computation	7,212	6,932	7,180	6,739
Effect of dilutive common stock options outstanding	774	649	727	739

Shares used in diluted per share computation	7,986	7,581	7,907	7,478

Common stock options to purchase 305,732 shares were excluded from the diluted per share calculation for the fiscal quarter ended September 27, 2002, due to their antidilutive effect. There were no options excluded from the diluted per share calculation for the fiscal quarter ended October 3, 2003. The weighted average exercise price for the antidilutive shares was $12.94 for the quarter ended September 27, 2002. Common stock options to purchase 8,663 and 215,158 shares were excluded from the diluted per share calculation for the nine months ended October 3, 2003 and September 27, 2002, respectively, due to their antidilutive effect. Weighted average exercise prices for the antidilutive shares were $15.34 and $12.91 for the nine months ended October 3, 2003 and September 27, 2002, respectively.

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

	Quarters Ended		Nine Months Ended
(In thousands, except per share data)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Net income, as reported:	$2,848	$2,115	$7,991	$6,157

Add back: Intrinsic value stock-based compensation expense, net of tax	11	38	39	72
Deduct: Fair value stock-based compensation expense, net of tax	(512)	(532)	(1,566)	(1,306)

Net income, pro-forma:	$2,347	$1,621	$6,464	$4,923

Net income per share:
As reported:
Basic	$0.39	$0.31	$1.11	$0.91
Diluted	$0.36	$0.28	$1.01	$0.82
Pro-forma:
Basic	$0.33	$0.23	$0.90	$0.73
Diluted	$0.30	$0.22	$0.84	$0.68

Shares used in per share calculations:
As reported:
Basic	7,212	6,932	7,180	6,739
Diluted	7,986	7,581	7,907	7,478
Pro-forma:
Basic	7,212	6,932	7,180	6,739
Diluted	7,731	7,416	7,721	7,276

Note 5: Short-Term Investments

Short-term investments consist of debt securities classified as available for sale and are carried at their fair value as of the balance sheet date. Short-term investments generally mature between three months and three years from the purchase date. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent investment of cash that is available for current operations. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses are determined on the specific identification method and are reflected in interest income. Net unrealized gains or losses are recorded directly in stockholders’ equity except for unrealized losses that are deemed to be other than temporary, which are reflected in net income.

Note 6: Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that asset retirement obligations that are identifiable upon acquisition, construction or development and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. The Company adopted the provisions of SFAS No. 143 effective January 4, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position and results of operations for the quarter and nine months ended October 3, 2003.

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS No. 146 addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted the provisions of SFAS No. 146 effective January 4, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position and results of operations for the quarter and nine months ended October 3, 2003.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation elaborates on existing disclosure requirements related to certain guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company generally does not offer guarantees or indemnification to its clients or other third parties and the adoption of the recognition and measurement provisions of FIN No. 45 during the nine months ended October 3, 2003 did not have a material impact on its financial position and results of operations.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company generally does not enter into derivative instruments or hedging activities and the adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations for the quarter and nine months ended October 3, 2003.

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery or performance of any undelivered item is considered probable and substantially in the control of the vendor. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The Company adopted the provisions of this consensus effective July 5, 2003. The adoption of this consensus did not have a material impact on the Company’s financial position and results of operations for the quarter and nine months ended October 3, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 effective July 5, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position and results of operations for the quarter and nine months ended October 3, 2003.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	October 3, 2003	September 27, 2002
Cash paid during period:
Interest	$33	$51
Income taxes	$3,183	$3,912
Non-cash investing and financing activities:
Capital lease for equipment	$72	$—
Common stock issued for acquisition	$—	$725
Unrealized loss on short-term investments	$(4)	$—

Note 8: Accounts Receivable, Net

At October 3, 2003 and January 3, 2003, accounts receivable, net was comprised of the following:

(In thousands)	October 3, 2003	January 3, 2003
Billed accounts receivable	$30,845	$26,867
Unbilled accounts receivable	14,013	13,030
Allowance for doubtful accounts	(1,964)	(1,493)

Total accounts receivable, net	$42,894	$38,404

Note 9: Segment Reporting

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

Segment information for the quarters and nine months ended October 3, 2003 and September 27, 2002 follows:

Revenues
	Quarters Ended		Nine Months Ended
(In thousands)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Environmental and health	$9,577	$8,402	$28,126	$23,801
Other scientific and engineering	26,080	22,560	77,268	69,405

Total revenues	$35,657	$30,962	$105,394	$93,206

Operating income
	Quarters Ended		Nine Months Ended
(In thousands)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Environmental and health	$2,447	$1,541	$6,780	$4,940
Other scientific and engineering	5,274	4,517	15,530	14,395

Total segment operating income	7,721	6,058	22,310	19,335
Corporate operating expense	(3,100)	(2,370)	(9,092)	(8,127)

Total operating income	$4,621	$3,688	$13,218	$11,208

Capital Expenditures
	Quarters Ended		Nine Months Ended
(In thousands)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Environmental and health	$47	$74	$107	$121
Other scientific and engineering	462	117	1,495	712

Total segment capital expenditures	509	191	1,602	833
Corporate capital expenditures	45	192	171	267

Total capital expenditures	$554	$383	$1,773	$1,100

Depreciation and Amortization
	Quarters Ended		Nine Months Ended
(In thousands)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Environmental and health	$44	$60	$153	$158
Other scientific and engineering	545	566	1,658	1,737

Total segment depreciation and amortization	589	626	1,811	1,895
Corporate depreciation and amortization	247	235	727	672

Total depreciation and amortization	$836	$861	$2,538	$2,567

Note 10: Acquisition of Novigen Sciences, Inc.

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

The following pro-forma results of operations reflect the combined results of Exponent and Novigen for the quarters and nine months ended October 3, 2003 and September 27, 2002, as if the business combination occurred as of the beginning of Exponent’s fiscal year ended January 3, 2003. The information used for this pro-forma disclosure was obtained from unaudited internal financial reports prepared by Novigen from January 1, 2002 through the date of acquisition, May 20, 2002. Although Novigen’s fiscal quarters do not coincide with Exponent’s fiscal quarters, their monthly financial reports were used to combine their results of operations with Exponent’s quarterly financial statements to arrive at the pro-forma amounts disclosed in the following schedule. The pro-forma amounts do not include $412,812 in non-recurring bonus payments made by Novigen prior to the acquisition.

	Quarters Ended		Nine Months Ended
(In thousands)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Revenues	$35,657	$30,962	$105,394	$95,403

Net income	$2,848	$2,115	$7,991	$6,328

Net income per share:
Basic	$0.39	$0.31	$1.11	$0.94
Diluted	$0.36	$0.28	$1.01	$0.84

Shares used in per share computations:
Basic	7,212	6,932	7,180	6,768
Diluted	7,986	7,581	7,907	7,507

Note 11: Related Party Transactions

Novigen has a contract for software licensing from Durango Software LLC. The husband of Dr. Barbara Peterson, the former president of Novigen, owns Durango Software. Dr. Peterson is now a practice director in the Exponent organization. Exponent recorded software licensing expenses related to this contract for the quarter and nine months ended October 3, 2003 of approximately $24,000 and $72,000, respectively. For the quarter and nine months ended September 27, 2002, Exponent recorded approximately $22,000 and $29,000, respectively, in software licensing expenses related to this contract.

Note 12: Goodwill and Other Intangible Assets

At October 3, 2003 and January 3, 2003, goodwill and other intangible assets were comprised of the following:

(In thousands)	October 3, 2003	January 3, 2003
Intangible assets subject to amortization:
Non-competition agreements	$236	$236
Less accumulated amortization	(121)	(76)

	115	160
Goodwill	8,573	8,567

Total goodwill and intangible assets	$8,688	$8,727

Intangible assets subject to amortization are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization expense for intangible assets for the quarter and nine months ended October 3, 2003 was approximately $15,000 and $45,000, respectively. Amortization expense for the quarter and nine months ended September 27, 2002 was approximately $15,000 and $30,000, respectively. Amortization expense for intangible assets is projected to be approximately $59,000, $53,000, $34,000 and $14,000 in fiscal 2003 through fiscal 2006, respectively.

Changes in the carrying amount of goodwill by operating segment for the nine months ended October 3, 2003 (in thousands):

	Environmental and health	Other scientific and engineering	Total
Balance at January 3, 2003	$8,059	$508	$8,567
Goodwill acquired:
Novigen acquisition adjustments	6	—	6

Balance at October 3, 2003	$8,065	$508	$8,573

During the nine months ended October 3, 2003, there was an increase of $6,000 in goodwill due to an adjustment to the acquisition balance sheet for the Novigen acquisition. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the nine months ended October 3, 2003.

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

At inception all consulting contracts are subject to review by management, which requires a positive assessment of the collectibility of contract amounts. If, during the course of the contract, we determine that collection of revenue is not reasonably assured, we do not recognize the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. We assess collectibility based on a number of factors, including past transaction history with the client and project manager, as well as the credit-worthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

Allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. Specifically, we analyze billed accounts receivable and unbilled work-in-process based upon historical write-offs, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms when determining the allowance for doubtful accounts. As of October 3, 2003, our accounts receivable balance was $42.9 million, net of an allowance for doubtful accounts of $2.0 million.

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2003, we currently believe that we will be able to utilize our deferred tax asset. As of October 3, 2003, we had net deferred tax assets of $1,928,000 and net long-term deferred tax liabilities of $860,000 for a net deferred tax asset of $1.1 million and a valuation allowance of $0.

Valuing long-lived assets under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the carrying amount of the related asset. For long-lived assets to be held and used, an impairment loss is recognized if the carrying amount of an asset is not recoverable from its undiscounted cash flows. The loss is measured as the difference between the carrying amount and the fair value of the assets. For long-lived assets to be disposed of other than by sale, an impairment loss is recognized at the date the long-lived asset is exchanged. Long-lived assets that are to be disposed of by sale are classified as held for sale, depreciation ceases and such assets are valued at the lower of carrying amount or fair value less cost to sell. As of October 3, 2003, we did not have any long-lived assets to be disposed of by sale or other than by sale and there has been no indication of impairments to our long-lived assets. Our long-lived assets, consisting primarily of net property, equipment and leasehold improvements, totaled $31.1 million at October 3, 2003.

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

When evaluating the Company’s goodwill for impairment, based upon the existence of one or more of the above factors, we determine the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then an impairment loss is recognized. As of October 3, 2003, goodwill totaled $8.6 million.

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

Fiscal Quarter Ended October 3, 2003 compared to Fiscal Quarter Ended September 27, 2002

Revenues for the third quarter of fiscal 2003 were $35.7 million, an increase of $4.7 million or 15% over the same quarter in fiscal 2002. This revenue increase was the result of growth in both of our business segments. Our environmental and health segment contributed $1.2 million to the increase and our other scientific and engineering segment contributed $3.5 million. Growth in our environmental and health segment was primarily the result of an increase in billable hours and higher billing rates. Billable hours in our environmental and health segment increased to 48,795 for the third quarter of fiscal 2003 compared to 46,167 for the same quarter in fiscal 2002. Growth in our other scientific and engineering segment was the result of increased billable hours and higher billing rates. Billable hours in our other scientific and engineering segment increased to 118,772 for the third quarter of fiscal 2003 compared to 111,879 for the same quarter in fiscal 2002. An increase in reimbursable expenses associated with several of our defense technology projects also contributed to the growth in our other scientific and engineering segment.

Compensation and related expenses increased 12% to $20.6 million for the third quarter of fiscal 2003 compared to $18.4 million for the same quarter in fiscal 2002. The increase was due to the effects of annual salary increases for all employees, increases in headcount, and an increase in accrued bonuses. The bonus accrual is based on our profitability, which increased during the quarter. As a percentage of revenues, total compensation decreased to 57.7% for the third quarter of fiscal 2003 compared to 59.3% for the same quarter in fiscal 2002.

Other operating expenses decreased 2% to $4.5 million for the third quarter of fiscal 2003 compared to $4.6 million for the same quarter in fiscal 2002. The decrease was due to expense management resulting in decreases in technical material costs, computer expenses and office expenses offset by an increase in occupancy expense associated with the increase in our headcount and continued expansion at several of our smaller locations. As a percentage of revenues, other operating expenses decreased to 12.5% for the third quarter of fiscal 2003 compared to 14.7% for the same quarter in fiscal 2002.

Reimbursable expenses were $3.7 million for the third quarter of fiscal 2003, an increase of 49% over reimbursable expenses of $2.5 million for the same quarter in fiscal 2002. The increase in reimbursable expenses was primarily due to increases in outside direct expenses for technical supplies related to projects in our defense technology practice. The most significant of these projects is our contract with the Army’s Rapid Equipping Force to develop an Advanced Robotic Controller which we began work on during the third quarter of fiscal 2003. As a percentage of revenues, reimbursable expenses increased to 10.4% for the third quarter of fiscal 2003 compared to 8.1% for the same quarter in fiscal 2002.

General and administrative expenses increased 23% to $2.3 million for the third quarter of fiscal 2003 compared to $1.9 million for the same quarter in fiscal 2002. The increase in general and administrative expenses was due to a non-recurring credit of $310,000 recorded during the third quarter of 2002 related to the favorable completion of a sales tax audit. General and administrative expenses as a percentage of revenues increased to 6.4% for the third quarter of fiscal 2003 compared to 6.0% for the same quarter in fiscal 2002.

Other income and expense consists primarily of investment income earned on available short-term investments, cash and cash equivalents and rental income from leasing excess space. Other income and expense increased 377% to $253,000, for the third quarter in fiscal 2003 compared to $53,000 for the same quarter in fiscal 2002. The increase was due to a reserve taken on a note receivable during the fiscal quarter ended September 27, 2002. The increase was also due to increased rental income.

Our income tax provision for the third quarter of fiscal 2003 was $2.0 million, representing a 41.5% effective tax rate. Our income tax provision for the third quarter of fiscal 2002 was $1.6 million, representing a 43.5% effective tax rate. The lower effective tax rate in the third quarter of 2003 is due to our expectation that some portion of our fiscal 2003 income will be subject to a lower income tax rate.

Nine Months Ended October 3, 2003 compared to Nine Months Ended September 27, 2002

Revenues for the nine months ended October 3, 2003 were $105.4 million, an increase of $12.2 million or 13% over the same period in fiscal 2002. This revenue increase was the result of growth in both of our business segments. Our environmental and health segment contributed $4.3 million to the increase and our other scientific and engineering segment contributed $7.9 million. Growth in our environmental and health segment was primarily the result of increased billable hours, higher billing rates and the acquisition of Novigen Sciences, Inc. (“Novigen”) on May 20, 2002. Billable hours in our environmental and health segment increased to 144,588 for the nine months ended October 3, 2003 compared to 133,529 for the same period in fiscal 2002. The Novigen acquisition, which took place during the second quarter of fiscal 2002, contributed an incremental $2.3 million to this segment’s revenues for the nine months ended October 3, 2003 as compared to the same period in fiscal 2002. Growth in our other scientific and engineering segment was the result of increased billable hours and higher billing rates. Billable hours in our other scientific and engineering segment increased to 353,318 for the nine months ended October 3, 2003 compared to 330,950 for the same period in fiscal 2002.

Compensation and related expenses increased 11% to $61.9 million for the nine months ended October 3, 2003 compared to $55.8 million for the same period in fiscal 2002. The increase was due to the effects of annual salary increases for all employees, and an increase in accrued bonuses, increases in headcount plus the effect of the Novigen acquisition. The Novigen acquisition contributed an incremental $1.1 million of the increase in compensation and related expenses for the nine months ended October 3, 2003 as compared to the same period in fiscal 2002. The bonus accrual is based on our profitability, which increased during the nine months ended October 3, 2003 as compared to the same period in fiscal 2002. As a percentage of revenues, total compensation and related expenses decreased to 58.7% for the nine months ended October 3, 2003 compared to 59.8% for the same period in fiscal 2002.

Other operating expenses increased 6% to $13.7 million for the nine months ended October 3, 2003 compared to $12.9 million for the same period in fiscal 2002. The increase in other operating expenses was primarily due to higher occupancy costs and increases in the cost of technical supplies. Occupancy costs increased by $705,000 for the nine months ended October 3, 2003 compared to the same period in fiscal 2002. The Novigen acquisition contributed an incremental $206,000 of occupancy costs for the nine months ended October 3, 2003 as compared to the same period in fiscal 2002. The remaining increase in occupancy costs was largely due to new lease agreements for our Philadelphia and New York offices. Our Philadelphia office relocated to a larger facility in December 2002. The cost of technical supplies increased by $101,000 for the nine months ended October 3, 2003, primarily due to costs related to activities by our defense technology practice. As a percentage of revenues, other operating expenses decreased to 13.0% for the nine months ended October 3, 2003 compared to 13.9% for the same period in fiscal 2002.

Reimbursable expenses were $10.2 million for the nine months ended October 3, 2003, an increase of 34% compared to $7.6 million for the same period in fiscal 2002. The increase in reimbursable expenses was primarily due to increases in outside direct expenses for technical supplies related to projects in our defense technology practice. These expenses were related to several projects to develop integrated robots and controllers for the U.S. Army during the nine months ended October 3, 2003. As a percentage of revenues, reimbursable expenses increased to 9.6% for the nine months ended October 3, 2003 compared to 8.2% for the same period in fiscal 2002.

General and administrative expenses increased 13% to $6.5 million for the nine months ended October 3, 2003 compared to $5.7 million for the same period in fiscal 2002. The increase in general and administrative expenses was due to a non-recurring credit of $310,000 recorded during the third quarter of 2002 related to the favorable completion of a sales tax audit. The increase in general and administrative expenses was also due to an increase of $245,000 in travel and travel related expenses. Travel and travel related expenses were higher during the nine months ended October 3, 2003 as compared to the same period in fiscal 2002 due to increased travel for marketing and business development and our employee-mentoring program. General and administrative expenses as a percentage of revenues were 6.1% for the nine months ended October 3, 2003 and September 27, 2002.

Other income and expense consists primarily of investment income earned on available short-term investments, cash and cash equivalents and rental income from leasing excess space. Other income and expense increased 151% to $757,000 for the nine months ended October 3, 2003 compared to $302,000 for the same period in fiscal 2002. The increase was due to increased rental income during the nine months ended October 3, 2003 and a reserve taken on a note receivable during the nine months ended September 27, 2002.

Our income tax provision for the nine months ended October 3, 2003 was $6.0 million, representing a 42.8% effective income tax rate. The income tax provision for the nine months ended September 27, 2002 was $5.4 million, representing a 46.5% effective income tax rate. The lower effective rate for the nine months ended October 3, 2003 was due to our expectation that some portion of our fiscal 2003 income will be subject to a lower income tax rate. Also contributing to the lower tax rate was the effect of a $349,000 deferred tax asset write-off, related to an expiring capital loss carryforward, which we determined would not be realized before it expired in fiscal 2002. This write-off was recognized during the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of October 3, 2003, our cash, cash equivalents, and short-term investments were $28.2 million compared to $22.5 million at January 3, 2003. We financed our business for the current period principally through operating cash.

Net cash provided by operating activities was $8.2 million for the nine months ended October 3, 2003, compared to $6.9 million for the same period in fiscal 2002. The increase in cash provided by operating activities was attributable to an increase in net income of $1.8 million and an increase in our provision for doubtful accounts of $1.3 million offset by the net change in operating assets and liabilities during the nine months ended October 3, 2003 as compared to the same period in fiscal 2002. The gross changes in operating assets and liabilities for the nine months ended October 3, 2003 and for the same period in fiscal 2002 were as follows; accounts receivable increased by $5.7 million during the nine months ended October 3, 2003 compared to a decrease of $430,000 for the same period in fiscal 2002. The increase in accounts receivable during the nine months ended October 3, 2003 was due to increased revenues partially offset by a decrease in our days sales outstanding to 111 days for the nine months ended October 3, 2003 compared to 113 days during the same period in fiscal 2002. Prepaid expenses and other assets decreased by $1.2 million during the nine months ended October 3, 2003 compared to a decrease of $607,000 for the same period in fiscal 2002. This change was primarily due to the timing of our pre-payments. Accounts payable and accrued liabilities increased $207,000 during the nine months ended October 3, 2003 compared to a decrease of $1.6 million for the same period in fiscal 2002. This change was primarily due to the timing of payments to vendors and subcontractors. Accrued payroll and employee benefits increased by $246,000 during the nine months ended October 3, 2003 compared to a decrease of $946,000 for the same period in fiscal 2002. This change was due to the timing of the bi-weekly payroll cycle and an increase in accrued bonus during the nine months ended October 3, 2003. Deferred revenues increased $212,000 during the nine months ended October 3, 2003 compared to a decrease of $855,000 for the same period in fiscal 2002. Deferred revenue changes are primarily related to the timing of billings for our fixed-price projects.

Net cash used in investing activities was $12.9 million for the nine months ended October 3, 2003, compared to net cash used in investing activities of $3.4 million for the same period in fiscal 2002. Cash used in investing activities increased during the nine months ended October 3, 2003 as compared to the same period in fiscal 2002 as a result of $11.0 million in purchases of short-term investments during the nine months ended October 3, 2003. The increase in purchases of short-term investments was offset by $2.2 million paid in connection with our acquisition of Novigen Sciences, Inc. during the nine months ended September 27, 2002.

Net cash used in financing activities was $603,000 for the nine month period ended October 3, 2003, compared to net cash provided of $2.1 million for the same period in fiscal 2002. The decrease in net cash provided by financing activities was due primarily to an increase in repurchases of our common stock of $1.7 million and a decrease of $1.3 million in proceeds from the issuance of common stock under our employee stock purchase plan and stock option plans during the nine month period ended October 3, 2003, as compared to the same period in fiscal 2002.

At October 3, 2003, our long-term obligations were $183,000, which consisted primarily of the long-term portion of capital leases for equipment.

Exponent has a revolving reducing mortgage note with a total available borrowing amount of $24.5 million and an outstanding balance of $0 as of October 3, 2003. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period, however, we may pursue potential acquisitions to grow our business, which could increase the need for additional sources of funds over the long-term.

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

Tort Reform

Several of our practices have a significant concentration in litigation support consulting services. To the extent tort reform reduces the exposure of manufacturers, owners, service providers and others to liability; the demand for our litigation support consulting services may be significantly reduced.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30.0 million, is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million per year until January 31, 2008, as scheduled in the Mortgage Note agreement. As of October 3, 2003, we had $0 outstanding and available borrowings of $24.5 million under the Mortgage Note. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. We may from time to time during the term of the Mortgage Note borrow, partially or wholly repay outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the Mortgage Note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% or fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest is to be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

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

Exponent is exposed to some interest rate risk associated with our balances of cash and cash equivalents and short-term investments. Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investments. We do not use derivative financial instruments in our short-term investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average maturities in accordance with the Company’s investment policy. The maximum maturity of any issue in the portfolio is 3 years and the maximum average maturity of the portfolio cannot exceed 18 months. The policy also limits the amount of credit exposure to any one issuer. Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

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

On July 21, 2003, the registrant filed a Current Report on Form 8-K furnishing under Item 12 of Form 8-K its Press Release, dated July 21, 2003, announcing second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: November 14, 2003

/s/ Michael R. Gaulke
Michael R. Gaulke, President and Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer