Form 10-K
period 2004-01-02
EXPONENT INC
filed 2004-03-17
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the NASDAQ National Market on July 3, 2003, the last business day of the registrant’s most recently completed second quarter, was $100,167,134.

The number of shares of the issuer’s Common Stock outstanding as of March 5, 2004 was 7,355,259.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be held on June 2, 2004, are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED JANUARY 2, 2004

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and incorporates by reference, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto under) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the effects of competitive services and pricing, and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in this Report under the heading “Factors That May Affect Future Operating Results and Market Price of Stock” and elsewhere. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements.

PART I

Item 1.	Business

GENERAL

The beginning of Exponent, Inc. goes back to 1967 with the founding of the partnership Failure Analysis Associates which was incorporated the following year and then reincorporated in Delaware as Failure Analysis Associates, Inc. in 1988. The Failure Group, Inc. was organized in 1989 as a holding company for Failure Analysis Associates, Inc. and changed its name to Exponent, Inc. in 1998. Exponent, Inc. (“Exponent”, and together with its subsidiaries, the “Company”), is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers and business consultants brings together more than 70 different technical disciplines to solve complicated issues facing industry and business today. Our professional staff can perform in-depth scientific research and analysis, or very rapid-response evaluations to provide our clients with the critical information they need.

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

SERVICES

In 2003, Exponent worked on key public health, environmental and product safety issues. We assisted clients’ efforts to design more robust and safer products as well as supported the U.S. Army’s efforts in Afghanistan and Iraq. We are pleased that over the past year Exponent’s consultants have been engaged to provide solutions to many emerging and challenging technical issues.

Exponent’s service offerings are provided through a practice-focused format. Many projects require support from multiple practice areas. We currently operate 15 practice areas.

•	Biomechanics

•	Civil Engineering

•	Data/Risk Analysis

•	EcoSciences

•	Electrical Engineering

•	Environmental Science

•	Food & Chemicals

•	Health and Epidemiology

•	Human Factors

•	Human Health Risk Assessment

•	Industrial Structures

•	Mechanical Engineering & Materials Science

•	Technology Development

•	Thermal Sciences

•	Vehicle Analysis

Biomechanics

Exponent’s Biomechanics staff uses engineering and biomedical science to explore the cause, nature and severity of injuries. The type and distribution of injuries, combined with our extensive experience in human injury tolerance, allows us to determine forces and motions that must have occurred to produce the injuries. Through close interaction with our Accident Reconstruction and Human Factors service areas, our consultants analyze the human’s overall role in an accident, including likelihood, causation and severity. We are also actively involved in assessing potential injury or medical risk to individuals that utilize medical devices such as cardiac stents and orthopedic implants. In 2003, we worked with a medical device manufacturer to provide advanced research on current products and technology evaluation for future applications.

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

We continue to assist in the evaluation of construction design defects, water intrusion and mold issues. In 2003, we added a number of staff in our construction consulting area and have been extremely active in assessing construction delay claims such as those on the “Big Dig” in Massachusetts. In addition we assist clients with the investigation and resolution of damage claims and litigation arising from earthquakes, landslides and other natural disasters including the December 2003 Paso Robles quake in Central California.

Data/Risk Analysis

Exponent’s expertise in risk analysis helps quantify how machines, vehicles, consumer products and components behave in the “real world”—the direct measurement of risk. We advise our clients on whether design changes may increase or decrease risk, or whether overall safety justifies a particular design. Using one of the largest collections of accident and incident data in the world, our Data/Risk Analysis group reviews “real-world” performance of consumer products, transportation and other human activity. In 2003, our staff provided statistical analysis for a number of consumer product and transportation-related litigations.

EcoSciences

Exponent’s ecological scientists provide proven, cost-effective, and scientifically defensible solutions to complex environmental issues. This multidisciplinary team includes terrestrial and aquatic ecologists, toxicologists, fishery scientists and resource management specialists. Our services include ecological risk assessment, natural resource damage assessment, toxicological reviews and analysis, water quality management, and design/monitoring of ecological restoration programs.

Exponent’s staff has worked on more than 30 natural resource damage cases nationwide. Through this work, we have gained valuable insights into the natural resource damage assessment process and a thorough understanding of the trustees’ perspectives. Our experience includes a wide variety of habitats (freshwater, estuarine, marine, and terrestrial) and substances of concern (PCBs, dioxins, PAH, metals and petroleum hydrocarbons).

Electrical Engineering

In the age of electronics, Exponent continues to be a highly sought-after resource for understanding current and potential risks involving electrical and electronic components. Our team of electrical engineers performs a wide array of investigations ranging from electric power systems to semiconductor devices. We operate laboratories for testing both heavy equipment and light electronic equipment. Computers and specialized software are used to analyze electric power systems, circuits and other equipment configurations. For a large electric utility client, we have conducted power flow studies, tested for network transfer capability, transmission congestion, voltage support and reactive requirements and made recommendations for improvement to the system. In the electronics and semiconductor area, our consultants work with manufacturers and suppliers to assure product quality. In 2003, we were involved with investigating certain headline making electrocutions in the Ohio Valley.

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

Food & Chemicals

Our Food and Chemical practice includes experienced staff of both technical and regulatory specialists who are experienced in dealing with foods, and with pesticide and non-pesticide products including conventional chemicals, biochemicals, microbials, and products of biotechnology. We provide practical, creative scientific and regulatory support to meet global business objectives at every stage of the product cycle, from R&D to retail. In 2003, we assisted several clients with worldwide regulatory support and recall efforts and continued to build our European Union presence. In addition we assessed risks to determine the advisability and extent of food and supplement product recalls due to chemical or microbiological contaminants and evaluated potential exposures associated with foods, dietary supplements and consumer products.

Health and Epidemiology

Our health practice combines the expertise and experience of M.D.s and Ph.D.s to provide a comprehensive perspective on human health issues such as occupational and environmental health, pharmaceuticals, medical devices and the quality of health care. The practice utilizes consultants expertise in occupational epidemiology to examine possible work related diseases and injuries related to products such as asbestos, silica and dioxin. In 2003, we added a number of former corporate medical directors in our Chicago location to add a strong Health practice to a growing Midwest market.

Human Factors

Our Human Factors practice analyzes human cognition and behavior to guide product design decisions to provide better safety and usability. Working in conjunction with other Exponent practices, our scientists look at ways to improve product design, as well as review safety information and training to help change human behavior and reduce accidents.

Human Health Risk Assessment

Exponent’s team of toxicologists study and analyze industry and regulatory issues relating to products and processes and their effect on humans and their environment. We provide solutions for potential environmental liabilities and effectively communicate those results with industry, regulatory personnel and the public. In 2003, we continued our extensive studies of the effect of asbestos from automotive brakes and continue to respond to the increase in mold and indoor air quality claims being raised throughout the country utilizing a multi-disciplinary team of health risk, health and civil engineering professionals to meet the needs of our clients.

Industrial Structures

Our Industrial Structures practice, based in Düsseldorf, Germany specializes in design and assessment of industrial concrete structures subject to extreme conditions. The office is one of the leading German engineering firms in the areas of tower-like structures, water retaining structures and refactories. Exponent’s Dusseldorf office has provided design reviews and assessments on more than 800 structures around the world. Our staff has participated in the creation of several engineering standards.

Mechanical Engineering and Materials Science

Our mechanical engineers and materials scientists have both an academic and “real-world” understanding of their field, including reliability and hazard evaluation, design assessment, fluid and thermal analysis and materials life prediction. We routinely work with manufacturers to assess risks to their products during their design and manufacturing phases of product development. In addition we help manufacturers respond to allegations of defective design by the federal regulatory agencies such as the Consumer Product Safety Commission.

Technology Development

Drawing on our multidisciplinary engineering, testing and failure analysis and prevention expertise, our Technology Development practice specializes in harnessing commercial technologies to develop effective military equipment and systems.

In 2003, Exponent sent a team of consultants full-time to Afghanistan and Iraq to support the Army’s Rapid Equipping Force. Our Technology Development practice is assisting with the development of an advanced robotic controller. This is a highly configurable, modular approach to robotic systems leveraging open standards and interfaces. The systems developed under this effort include a handheld controller, mapping, voice communications, marking, security, data communications, weapon payloads, sensor payloads, new robots and autonomous/semi-autonomous operation. We also continue our effort with the Defense Manpower Agency to perform reliability characterization and testing on Smart Cards used throughout the Department of Defense.

Thermal Sciences

Exponent has investigated and analyzed thousands of fires and explosions ranging from high loss disasters at manufacturing facilities to small insurance claims. Information gained from these analyses has helped us when assisting clients in assessing preventative measures related to the design of their products. In 2003, our Thermal practice was tasked to investigate several major industrial explosions, a number of headline producing residential and commercial fires as well as a number of aircraft accidents.

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

EMPLOYEES

As of January 2, 2004, we employed 738 full-time and part-time employees, including 470 engineering and scientific staff, 114 technical support staff and 154 administrative and support staff. Our highly skilled staff includes 377 employees with advanced degrees, of which 216 employees have achieved the level of Ph.D. or M.D.

ADDITIONAL INFORMATION

The address of our Internet website is www.exponent.com. We make available, free of charge through our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

EXECUTIVE OFFICERS

The executive officers of Exponent and their ages as of March 17, 2004 are as follows:

Name	Age	Position
Roger L. McCarthy, Ph.D.	55	Chairman of the Board of Directors
Michael R. Gaulke	58	President, Chief Executive Officer and Director
Subbaiah V. Malladi, Ph.D.	57	Chief Technical Officer and Director
Larry W. Anderson, Ph.D.	64	Group Vice President
Robert D. Caligiuri, Ph.D.	52	Group Vice President
Paul R. Johnston, Ph.D.	50	Chief Operating Officer
John E. Moalli, Sc.D.	39	Group Vice President
Richard L. Schlenker, Jr.	38	Chief Financial Officer and Corporate Secretary

Executive officers of Exponent are appointed by the Board of Directors and serve at the discretion of the Board or until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

Roger L. McCarthy, Ph.D., joined the Company in August 1978. Currently, Dr. McCarthy is Chairman of the Board of Directors and has been a Director of the Company since 1980. From June 1996 to October 1998, he served as Chief Technical Officer of the Company. He was Chief Executive Officer of the Company from 1982 to June 1996. He also served as President of the Company from 1986 to March 1993. Dr. McCarthy received his Ph.D. (1977), Mech.E. (1975) and S.M. (1973) from Massachusetts Institute of Technology and his B.S.E. (1972) in Mechanical Engineering and A.B. (1972) in Philosophy from the University of Michigan. Dr. McCarthy is a Registered Professional Engineer in the states of California, Georgia and Arizona and a member of the National Academy of Engineering.

Michael R. Gaulke joined the Company in September 1992, as Executive Vice President and Chief Financial Officer. He was named President in March 1993 and he was appointed as a member of the Board of Directors of the Company in January 1994. He assumed his current role of President and Chief Executive Officer in June 1996. From November 1988 to September 1992, Mr. Gaulke served as Executive Vice President and Chief Financial Officer at Raynet Corporation, a subsidiary of Raychem Corporation. Prior to joining Raynet, Mr. Gaulke was Executive Vice President and Chief Financial Officer of Spectra Physics, Inc., where he was employed from 1979 to 1988. From 1972 to 1979, Mr. Gaulke served as a consultant with McKinsey & Company. Mr. Gaulke is a member of the Board of Directors of Cymer, Inc. and LECG Corporation and serves on the Board of Trustees of the Palo Alto Medical Foundation. Mr. Gaulke received a M.B.A. (1972) in Marketing and Operations from the Stanford University Graduate School of Business and a B.S. (1968) in Electrical Engineering from Oregon State University.

Subbaiah V. Malladi, Ph.D., joined the Company in 1982 as a Senior Engineer, becoming a Senior Vice President in January 1988 and a Corporate Vice President in September 1993. In October 1998, Dr. Malladi was appointed Chief Technical Officer of the Company. Dr. Malladi also served as a Director of the Company from March 1991 through September 1993. He was re-appointed as a Director in April 1996 and has remained on the Board since that date. He received a Ph.D. (1980) in Mechanical Engineering from the California Institute of Technology, M.Tech (1972) in Mechanical Engineering from the Indian Institute of Technology, B.E. (1970) in Mechanical Engineering from SRI Venkateswara University, India and B.S. (1966) in Physics, Chemistry and Mathematics from Osmania

University, India. Dr. Malladi is a Registered Professional Mechanical Engineer in the State of California.

Larry W. Anderson, Ph.D., joined the Company in 1986. He was promoted to Principal Engineer in 1993 and Group Vice President in 1996. Dr. Anderson received his Ph.D. (1966), M.S. (1964) and B.S. (1961) in Mechanical Engineering from the University of Washington. He is a Registered Professional Mechanical Engineer in the State of California.

Robert D. Caligiuri, Ph.D., joined the Company in 1987. He was promoted to Principal Engineer in 1990 and Group Vice President in 1999. Dr. Caligiuri received his Ph.D. (1977) and M.S. (1974) in Materials Science and Engineering from Stanford University and B.S. (1973) in Mechanical Engineering from the University of California, Davis. Prior to joining the Company he was a Program Manager and Materials Scientist for SRI International. He is a Registered Professional Metallurgical Engineer in the State of California and a Licensed Professional Engineer in the State of Utah.

Paul R. Johnston, Ph.D., joined the Company in 1981, was promoted to Vice President in 1997 and appointed Chief Operating Officer in July 2003. He received his Ph.D. (1981) in Civil Engineering and M.S. (1977) in Structural Engineering from Stanford University, and his B.A.I. (1976) in Civil Engineering and B.A. (1976) in Mathematics from Trinity College, University of Dublin, Ireland. Dr. Johnston is a Registered Professional Engineer in the State of California and a Chartered Engineer in Ireland.

John E. Moalli, Sc.D., joined the Company in 1992. He was promoted to Principal Engineer in 1997 and Group Vice President in 2002. Dr. Moalli received his Sc.D. (1992) in Polymers from the Massachusetts Institute of Technology and B.S. (1987) in Civil Engineering from Northeastern University. He is a member of the Society for the Plastics Industry; Society for Plastics Engineers and a member of the Editorial Advisory Board of Medical Plastics and Biomaterials.

Richard L. Schlenker, Jr. joined the Company in October 1990. Mr. Schlenker is the Chief Financial Officer and Corporate Secretary of the Company. He was appointed Chief Financial Officer in July 1999 and was appointed Secretary of the Company in November 1997. Mr. Schlenker was the Director of Corporate Development from 1998 until his appointment as CFO. He was the Manager of Corporate Development from 1996 until 1998. From 1993 to 1996, Mr. Schlenker was a Business Manager, where he managed the business activities for multiple consulting practices within the Company. Prior to 1993 he held several different positions in finance and accounting within the Company. Mr. Schlenker holds a B.S. in Finance from the University of Southern California.

Item 2.	Properties

Our Silicon Valley office facilities consist of a 153,738 square foot building, with office and laboratory space located on a 6.3-acre tract of land we own in Menlo Park, California and an adjacent 27,000 square feet of leased warehouse storage space.

Our Test and Engineering Center (“TEC”) occupies 147 acres in Maricopa County, Arizona. We lease this land from the state of Arizona under a 30-year lease agreement that expires in January 2028 and have an option to renew for two fifteen-year periods. We constructed an indoor test facility as well as an engineering and test preparation building at the TEC.

In addition, we lease office, warehouse and laboratory space in 21 other locations in 15 states and the District of Columbia, as well as in Germany and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one to ten years. Aggregate lease expense in fiscal 2003 for all leased properties was approximately $4,745,000.

Item 3.	Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Exponent’s common stock is traded on the NASDAQ National Market under the symbol “EXPO”. The following table sets forth for the fiscal periods indicated the high and low closing sales prices for our common stock.

Stock prices by quarter	High	Low
Fiscal Year Ended December 31, 2004:
First Quarter (through March 5, 2004)	$24.84	$21.33
Fiscal Year Ended January 2, 2004:
First Quarter	$15.25	$12.96
Second Quarter	$17.40	$12.90
Third Quarter	$17.61	$15.31
Fourth Quarter	$23.35	$16.70
Fiscal Year Ended January 3, 2003:
First Quarter	$14.00	$12.32
Second Quarter	$13.90	$12.60
Third Quarter	$15.00	$11.11
Fourth Quarter	$15.01	$12.40

As of March 5, 2004, there were 351 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We have never paid cash dividends on our common stock. See Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
(In thousands, except per share data)	2003	2002	2001	2000	1999

Consolidated Statements of Income Data:

Revenues before reimbursements	$125,943	$115,298	$104,497	$101,598	$93,271
Revenues	$139,676	$126,055	$114,461	$113,027	$102,270
Operating income	$16,902	$14,036	$9,779	$10,843	$8,160
Income from continuing operations	$10,166	$7,924	$6,122	$7,428	$5,411
Net income	$10,166	$7,924	$6,122	$7,782	$5,188

Income per share from continuing operations:
Basic	$1.41	$1.16	$0.94	$1.12	$0.80
Diluted	$1.27	$1.05	$0.85	$1.05	$0.78

Net income per share:
Basic	$1.41	$1.16	$0.94	$1.17	$0.77
Diluted	$1.27	$1.05	$0.85	$1.10	$0.75

Consolidated Balance Sheet Data:

Cash and cash equivalents	$19,490	$22,480	$7,815	$6,379	$—
Short-term investments	$22,268	$—	$—	$—	$—
Working capital	$57,519	$44,696	$31,747	$24,033	$26,672
Total assets	$121,842	$107,216	$91,034	$85,626	$80,452
Long-term liabilities	$2,411	$1,864	$1,192	$886	$4,748
Total stockholders’ equity	$95,201	$83,786	$70,531	$65,337	$60,148

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, estimating the allowance for doubtful accounts, accounting for income taxes and valuing goodwill have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Revenue recognition. We derive our revenues primarily from professional fees earned on consulting engagements and fees earned for the use of our equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to our clients.

Substantially all of our engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For our fixed-price engagements we recognize revenue based on the relationship of incurred labor hours at standard rates to our estimate of the total labor hours at standard rates we expect to incur over the term of the contract. We believe this methodology achieves a reliable measure of the revenue from the consulting services we provide to our customers under fixed-price contracts.

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

Estimating the allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for doubtful accounts based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms. As of January 2, 2004, our accounts receivable balance was $35.8 million, net of an allowance for doubtful accounts of $1.2 million.

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets, such as current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2004, we currently believe that we will be able to utilize our deferred tax assets.

Valuing goodwill. We assess the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Factors that we consider when evaluating for possible impairment include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative economic trends.

When evaluating our goodwill for impairment, based upon the existence of one or more of the above factors, we determine the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then an impairment loss is recognized.

We completed our annual impairment review during 2003 and determined that we had no impairment of our goodwill and therefore did not record an impairment charge. As of January 2, 2004, goodwill totaled $8.6 million.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES FOR FISCAL YEARS			PERIOD TO PERIOD CHANGE
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Revenues	100.0%	100.0%	100.0%	10.8%	10.1%

Operating expenses:
Compensation and related expenses	58.9	60.1	59.6	8.7	11.0
Other operating expenses	12.8	13.9	15.1	2.3	1.8
Reimbursable expenses	9.8	8.5	8.7	27.7	8.0
General and administrative expenses	6.4	6.4	8.1	9.7	(13.6)

	87.9	88.9	91.5	9.6	7.0

Operating income	12.1	11.1	8.5	20.4	43.5

Other income, net	0.6	0.5	0.8	31.5	(28.9)

Income before income taxes	12.7	11.6	9.3	20.9	37.7

Income taxes	5.4	5.3	4.0	12.1	49.0

Net income	7.3%	6.3%	5.3%	28.3%	29.4%

FISCAL YEARS ENDED JANUARY 2, 2004, JANUARY 3, 2003 AND DECEMBER 28, 2001

Revenues

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, as well as reimbursements for outside direct expenses associated with the services performed that are billed to our clients. We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal years ended January 2, 2004 and December 28, 2001 included 52 weeks of activity. The fiscal year ended January 3, 2003 included 53 weeks of activity.

Our fiscal 2003 revenues were $139.7 million, an increase of $13.6 million or 10.8% over the prior year. This increase in revenue was the result of an increase in total billable hours and higher billing rates, partially offset by fiscal 2003 having one less week of activity than fiscal 2002. During fiscal 2003, total billable hours increased by 4.3% to 652,000 as compared to 625,000 during fiscal 2002. This increase in billable hours was driven by an increase in technical full time equivalents to 474 as compared to 450 during fiscal 2002 partially offset by a decrease in utilization to 66% during fiscal 2003 as compared to 67% during fiscal 2002.

The increase in revenue was the result of growth in both of our business segments. Our other scientific and engineering segment contributed $10.2 million to our overall revenue growth. During fiscal 2003 billable hours for this segment increased by 5.0% to 465,000 as compared to 443,000 during fiscal 2002. This increase in billable hours was driven by an increase in technical full time equivalents to 331 as compared to 315 during fiscal 2002 and an increase in utilization to 68% during fiscal 2003 as compared to 67% during fiscal 2002.

Our environmental and health segment contributed $3.4 million to the overall revenue growth. During fiscal 2003, billable hours for this segment increased by 2.7% to 187,000 as compared to 182,000 during fiscal 2002. This increase in billable hours was driven by an increase in technical full time equivalents to 143 as compared to 134 during fiscal 2002 offset by a decrease in utilization to 63% during fiscal 2003 as compared to 65% during fiscal 2002. Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Our fiscal 2002 revenues were $126.1 million, an increase of $11.6 million or 10.1% over fiscal 2001. Fiscal 2002 was a 53-week year in which we earned approximately $1.2 million in revenues before reimbursements during the extra week. During fiscal 2002, total billable hours increased by 0.6% to 625,000 as compared to 621,000 during fiscal 2001. This increase in billable hours was driven by an increase in technical full time equivalents to 450 as compared to 432 during fiscal 2001 partially offset by a decrease in utilization to 67% during fiscal 2002 as compared to 69% during fiscal 2001. Our revenue increase over fiscal 2001 was the result of growth in both of our business segments. Our environmental and health segment contributed $6.3 million of the increase and our other scientific and engineering segment contributed $5.3 million.

Growth in our other scientific and engineering segment was the result of higher billing rates partially offset by a decrease in billable hours. During fiscal 2002, billable hours for this segment decreased by 1.6% to 443,000 as compared to 450,000 during fiscal 2001. The decrease in billable hours was driven by a decrease in utilization to 67% during fiscal 2002 as compared to 69% during fiscal 2001.

Growth in our environmental and health segment was primarily the result of increased billing rates and the acquisition of Novigen Sciences, Inc. (“Novigen”) on May 20, 2002. During fiscal 2002, billable hours for this segment increased by 6.4% to 182,000 as compared to 171,000 during fiscal 2001. The increase in billable hours was driven by an increase in technical full time equivalents to 134 during fiscal 2002 as compared to 115 during fiscal 2001 partially offset by a decrease in utilization to 65% during fiscal 2002 as compared to 70% during fiscal 2001. The Novigen acquisition contributed $3.1 million to this segment’s revenue growth.

Compensation and Related Expenses

During fiscal 2003, total compensation and related expenses were $82.3 million, an increase of $6.6 million or 8.7% over the prior year. The increase was primarily due to the effect of annual salary increases, an increase in headcount, and an increase in bonus expense partially offset by fiscal 2003 having one less week of activity than fiscal 2002. Technical full time equivalents increased 5.3% during fiscal 2003 as compared to the prior year. Bonus expense increased by $1.1 million or 14.9%, as a result of our increased profitability. As a percentage of revenue, compensation and related expenses decreased to 58.9% as compared to 60.1% in fiscal 2002. We anticipate an increase in compensation and related expenses due to the effect of our annual salary increase at the beginning of April 2004. We expect this salary increase to be approximately 5%.

During fiscal 2002, total compensation and related expenses were $75.7 million, an increase of $7.5 million or 11.0% over fiscal 2001. The increase was primarily due to the effect of annual salary increases, the Novigen acquisition, increased bonus expense, and fiscal 2002 having one more week of activity than fiscal 2001. The Novigen acquisition increased our staff by 34 full-time employees and compensation expense by $2.2 million or 3.0%. Bonus expense increased by $1.7 million or 28.5%, as a result of our increased profitability. These increases were partially offset by a staff reduction, primarily in the vehicle analysis and technology development practices, by 15 full-time employees in the first quarter of fiscal 2002. As a percentage of revenue, compensation and related expenses increased to 60.1% in fiscal 2002 as compared to 59.6% in fiscal 2001.

Other Operating Expenses

During fiscal 2003, other operating expenses were $17.9 million, an increase of $396,000 or 2.3% over the prior year. The increase was primarily due to an increase in occupancy expense of $525,000. The increase in occupancy expense was due to the acquisition of three Novigen offices, the relocation of three existing offices and new lease agreements in several other locations during fiscal 2002. We realized the impact of this additional office space for all of fiscal 2003 as compared to a portion of fiscal 2002. As a percentage of revenues, other operating expenses decreased to 12.8% in fiscal 2003 from 13.9% in fiscal 2002.

During fiscal 2002, other operating expenses were $17.5 million, an increase of $301,000 or 1.8% over fiscal 2001, as a result of increased rent expense of $682,000, partially offset by reduced depreciation of $257,000 and other occupancy expenses of $151,000. Rent increased as a result of three newly acquired Novigen offices, the relocation of three existing offices and new lease agreements in several other locations. Depreciation decreased due to personal computer and software assets becoming fully depreciated and fewer assets capitalized as a result of lower unit acquisition costs. Other occupancy costs decreased due primarily to lower repair and maintenance costs in fiscal 2002 compared to fiscal 2001. As a percentage of revenues, other operating expenses decreased to 13.9% in fiscal 2002 from 15.1% in fiscal 2001.

Reimbursable Expenses

During fiscal 2003, reimbursable expenses were $13.7 million, an increase of $3.0 million or 27.7% over the prior year due primarily to increases in outside direct expenses related to projects in our technology development practice. As a percentage of revenues, reimbursable expenses increased to 9.8% from 8.5% in fiscal 2002.

During fiscal 2002, reimbursable expenses were $10.8 million, an increase of $793,000 or 8.0% over fiscal 2001 due primarily to increases in outside direct expenses for vehicle procurements related to services performed on projects primarily in our vehicle analysis practice. As a percentage of revenues, reimbursable expenses decreased to 8.5% from 8.7% in fiscal 2001.

General and Administrative Expenses

During fiscal 2003, general and administrative expenses were $8.8 million, an increase of $785,000 or 9.7% over the prior year due primarily to an increase in tax and license fees of $267,000, an increase in travel and meals of $311,000 and an increase in bad debt expense of $143,000. The increase in tax and license fees was primarily due to a non-recurring credit of $310,000 recorded during fiscal 2002 related to the favorable completion of a sales tax audit, which we had previously recorded as an expense. The increase in travel and meals was due to increased proposal activity and the increase in bad debt expenses was due to an increase in write-offs. As a percentage of revenues, general and administrative expenses were 6.4% in fiscal 2003 and 2002.

During fiscal 2002, general and administrative expenses were $8.1 million, a decrease of $1.3 million or 13.6% compared to fiscal 2001 due to decreases in goodwill amortization of $843,000, taxes and licenses of $222,000, outside consulting of $157,000 and employee relocation expenses of $138,000. These decreases were partially offset by an increase in marketing expense of $142,000. With the adoption of Statement of Accounting Standards (“SFAS”) No. 142, at the beginning of fiscal 2002, we ceased amortizing goodwill. The decrease in tax and licenses expense resulted from a favorable settlement of a sales tax assessment, which we had previously recorded as an expense. Our outside consulting expenses decreased primarily due to the reduced effort on the Land Warrior program compared to fiscal 2001. As a percentage of revenues, general and administrative expenses decreased to 6.4% in fiscal 2002 from 8.1% in fiscal 2001.

Other Income and Expense

Other income and expense, net, consists primarily of investment income earned on available cash, cash equivalents and short-term investments and rental income from leasing excess space in our Silicon Valley facility.

During fiscal 2003, other income and expense, net, was $794,000, an increase of $190,000 or 31.5% as compared to fiscal 2002. The increase was primarily due to an increase in miscellaneous income of $174,000 and an increase in interest income of $16,000. The increase in miscellaneous income was due to the acquisition of two new tenants to lease space in our Silicon Valley facility during fiscal 2002 for which we realized a full year of rental income during 2003. The increase in interest income was due to higher average balances of our cash, cash equivalents, and short-term investments during fiscal 2003. We anticipate an increase in interest income during 2004 due to expected higher average balances of our cash, cash equivalents and short-term investments.

During fiscal 2002, other income and expense, net, was $604,000, a decrease of $246,000 or 28.9% as compared to fiscal 2001. The decrease was primarily due to a reduction in rental income of $390,000 from our Silicon Valley facility, partially offset by other miscellaneous income.

Income Taxes

During fiscal 2003, our provision for income taxes was $7.5 million compared to $6.7 million in the prior year. As a percentage of income, our tax provision was 42.6% during fiscal 2003 compared to 45.9% in the prior year. The decrease in our effective tax rate was primarily due to the write-off of an expiring capital loss carry-forward of $349,000 during fiscal 2002. Our increase in tax-exempt interest income during fiscal 2003 also contributed to the decrease in our effective tax rate. We anticipate that our effective tax rate will be 41.0% in fiscal 2004.

During fiscal 2002, our provision for income taxes was $6.7 million compared to $4.5 million in fiscal

2001. As a percentage of income, our tax provision was 45.9% during fiscal 2002 compared to 42.4% in fiscal 2001. The increase in our effective tax rate was primarily due to the write-off of an expiring capital loss carry-forward of $349,000 during fiscal 2002. In addition, as a result of our increasing income, a portion of our income was subject to a higher tax rate during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

We financed our business in fiscal 2003 principally through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. At the end of fiscal 2003, we had $41.8 million in cash, cash equivalents and short-term investments compared to $22.5 million at the end of the prior year. We also maintain a revolving reducing mortgage note, secured by our headquarters building. As of January 2, 2004, our available borrowings under this mortgage note were $24.5 million and the outstanding balance was $0.

Net cash provided by operating activities was $21.7 million in fiscal 2003, compared to $16.3 million in fiscal 2002. The increase in cash provided by operating activities as compared to the prior year was largely due an increase in net income, improved collections, and an increase in accrued payroll and employee benefits. Accounts receivable related cash flow improved as a result of lower days sales outstanding, which were reduced to 82 days in fiscal 2003 compared to 98 days in the prior year. The increase in accrued payroll and employee benefits was due to an increase in accrued bonus, which is calculated based on pre-tax income. Net cash provided by operating activities was $16.3 million in fiscal 2002 compared to $5.0 million in fiscal 2001. The increase in cash provided by operating activities in fiscal 2002 relative to fiscal 2001 was largely due to increased net income, improved collections, and an increase in accrued payroll and employee benefits. Accounts receivable related cash flow improved as a result of lower days sales outstanding, which were reduced to 98 days in fiscal 2002 compared to 114 days in fiscal 2001. The increase in accrued payroll and employee benefits was due to an increase in accrued bonus, which is calculated based on pre-tax income.

During fiscal 2003, net cash used in investing activities was $24.7 million compared to $4.4 million in the prior year. The increase in cash used in investing activities was primarily due to purchases of short-term investments for $23.5 million during fiscal 2003. During fiscal 2002, we paid $2.1 million to acquire Novigen and did not purchase any short-term investments. During fiscal 2002, net cash used in investing activities was $4.4 million compared to $2.2 million in fiscal 2001. The increase in cash used in investing activities was primarily the result of $2.1 million paid for the acquisition of Novigen during fiscal 2002.

During fiscal 2003, net cash provided by financing activities was $17,000 compared to $2.7 million in the prior year. This decrease in net cash provided by financing activities was due to a decrease in proceeds from the issuance of common stock and an increase in common stock repurchases. During fiscal 2002, net cash provided by financing activities was $2.7 million compared to net cash used in financing activities of $1.4 million during fiscal 2001. The increase in net cash provided by financing activities was primarily due to an increase in proceeds from issuance of common stock. Proceeds from the issuance of common stock are primarily related to the exercise of employee stock options and the purchase of common stock under our employee stock purchase plan.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, strategically acquire professional services firms that are complementary to our business and pay dividends.

The following table represents the remaining authorization under our stock repurchase plans as of January 2, 2004 (in thousands):

Board Approval Date	Authorized Repurchases	Repurchases To Date	Remaining Authorization
February 2003	$2,000	$289	$1,711
August 2003	$3,000	$—	$3,000

The following schedule summarizes our principal contractual commitments as of January 2, 2004 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2004	$4,463	$55	$1,244	$5,762
2005	3,491	55	—	3,546
2006	2,559	44	—	2,603
2007	1,833	38	—	1,871
2008	1,246	5	—	1,251
Thereafter	4,311	27	—	4,338

	$17,903	$224	$1,244	$19,371

Operating lease commitments are net of estimated sub-lease income.

We have a revolving reducing mortgage note with a total available borrowing amount of $22.9 million and an outstanding balance of $0 as of March 17, 2004. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated cash needs through at least the next twelve-month period.

In addition, we believe that the funds available under the revolving reducing mortgage note, together with funds generated from operations, will provide adequate cash to fund our anticipated long-term cash needs beyond the next twelve-month period; however, we intend to grow our business by pursuing potential acquisitions, which could increase the need for additional sources of funds over the long-term.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Customer Concentration

We currently derive and believe that we will continue to derive a significant portion of our revenues from clients, organizations and insurers related to the transportation industry. Transportation industry related engagements accounted for approximately 18% of our gross revenues for the fiscal year ended January 2, 2004. In addition, we performed engagements for the government sector, which accounted for approximately 17% of our gross revenues for the fiscal year ended January 2, 2004. The loss of any large client, organization or insurer related to either the transportation industry or government sector could have a material adverse effect on our business, financial condition or results of operations.

Economic Uncertainty

The markets that we serve are cyclical and subject to general economic conditions, particularly in light of the labor-intensive nature of our business and our relatively high compensation expenses. If the economy in which we operate, which is predominately in the U.S., were to experience a prolonged slowdown, demand for our services could be reduced considerably.

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

Exponent is exposed to interest rate risk associated with our balances of cash, cash equivalents and short-term investments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average maturities in accordance with the Company’s investment policy. The maximum maturity of any issue in our portfolio of cash equivalents and short-term investments is 3 years and the maximum average maturity of the portfolio cannot exceed 18 months. Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investments. We do not use derivative financial instruments in our short-term investment portfolio. The average maturity of our short-term investments at January 2, 2004 was 0.9 years. Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

We are exposed to some foreign currency exchange rate risk associated with our foreign operations. Given the limited nature of these operations, we believe that any exposure would be minimal.

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of January 2, 2004 we had $0 outstanding and available borrowings of $24.5 million. As of March 17, 2004 our available borrowings under this note decreased to $22.9 million due to the annual reductions in the amount available to be borrowed. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, six months, nine months, or twelve months.

Any borrowings under the Mortgage Note would expose us to some interest rate risk. Our general policy for selecting among interest rate options and related terms will be to minimize interest expense. However, given the risk of interest rate fluctuations, we cannot be certain that the lowest rate option will always be obtained, thereby consistently minimizing our interest expense. No sensitivity analysis was performed on our exposure to interest rate fluctuations, however, given the historical low volatility of both the prime and LIBOR interest rates, we believe that any exposure would be minimal.

Item 8.	Financial Statements and Supplementary Data

See Item 15 of this Form 10-K for required financial statements and supplementary data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

On January 2, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, and the Chief Financial

Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

The information required by this item with respect to our directors, code of ethics and compliance with section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Proposal No. 1: Election of Directors,” “Code of Ethics” and “Compliance with Section 16(a) of the Exchange Act.” See Item 1 for information regarding the executive officers of the Company.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Executive Officer Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Stock Ownership”.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Principal Accounting Fees and Services”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Independent Auditors’ Report are included herewith:

2.	Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended January 2, 2004, January 3, 2003 and December 28, 2001 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Exponent, Inc.

Page
Schedule II – Valuation and qualifying accounts	44

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page
(a) Exhibit Index	45

(b)	Reports on Form 8-K

On October 20, 2003, Exponent filed a Current Report on Form 8-K furnishing under Item 12 of Form 8-K its press release, dated October 20, 2003, announcing third quarter results.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2003	2002	2001

Revenues:
Revenues before reimbursements	$125,943	$115,298	$104,497
Reimbursements	13,733	10,757	9,964

Revenues	139,676	126,055	114,461

Operating expenses:
Compensation and related expenses	82,297	75,699	68,191
Other operating expenses	17,897	17,501	17,200
Reimbursable expenses	13,733	10,757	9,964
General and administrative expenses	8,847	8,062	9,327

	122,774	112,019	104,682

Operating income	16,902	14,036	9,779

Other income:
Interest income, net	134	118	51
Miscellaneous income, net	660	486	799

Income before income taxes	17,696	14,640	10,629

Income taxes	7,530	6,716	4,507

Net income	$10,166	$7,924	$6,122

Net income per share:
Basic	$1.41	$1.16	$0.94
Diluted	$1.27	$1.05	$0.85
Shares used in per share computations:
Basic	7,196	6,802	6,506
Diluted	7,996	7,538	7,176

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2003	2002	2001
Net income	$10,166	$7,924	$6,122

Other comprehensive income (loss):
Foreign currency translation adjustments	129	77	(19)
Unrealized gain on short-term investments	4	—	—

Comprehensive income	$10,299	$8,001	$6,103

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

	Fiscal Years
(In thousands, except per share data)	2003	2002

Assets

Current assets:
Cash and cash equivalents	$19,490	$22,480
Short-term investments	22,268	—
Accounts receivable, net of allowance for doubtful accounts of $1,248 and $1,493, respectively	35,844	38,404
Prepaid expenses and other assets	2,095	3,450
Deferred income taxes	2,052	1,928

Total current assets	81,749	66,262

Property, equipment and leasehold improvements, net	30,793	31,712
Goodwill	8,607	8,567
Other assets	693	675

	$121,842	$107,216

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$4,783	$5,325
Current installment of long-term obligations	55	63
Accrued payroll and employee benefits	16,528	14,667
Deferred revenues	2,864	1,511

Total current liabilities	24,230	21,566

Long-term obligations, net of current installments	169	167
Deferred income taxes	1,211	860
Deferred rent	1,031	837

Total liabilities	26,641	23,430

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value; 20,000 shares authorized; 7,993 and 7,992 shares issued, respectively	8	8
Additional paid-in capital	34,084	33,898
Accumulated other comprehensive income (loss)	94	(39)
Retained earnings	66,464	56,298
Treasury stock, at cost: 695 and 888 shares held, respectively	(5,449)	(6,379)

Total stockholders’ equity	95,201	83,786

	$121,842	$107,216

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury Stock		Total
(In thousands)	Shares	Amount				Shares	Amount

Balance at December 29, 2000	7,910	$8	$33,016	$(97)	$42,252	(1,454)	$(9,842)	$65,337

Employee stock purchase plan	—	—	(103)	—	—	81	759	656
Sale of stock pursuant to other stock plans	—	—	(754)	—	—	304	2,654	1,900
Tax benefit for stock option plans	—	—	218	—	—	—	—	218
Stock based compensation	13	—	132	—	—	—	—	132
Purchase of treasury shares	—	—	—	—	—	(366)	(3,815)	(3,815)
Foreign currency translation adjustments	—	—	—	(19)	—	—	—	(19)
Net income	—	—	—	—	6,122	—	—	6,122

Balance at December 28, 2001	7,923	8	32,509	(116)	48,374	(1,435)	(10,244)	70,531

Employee stock purchase plan	—	—	201	—	—	83	614	815
Sale of stock pursuant to other stock plans	—	—	(1,029)	—	—	591	4,874	3,845
Tax benefit for stock option plans	—	—	1,464	—	—	—	—	1,464
Stock based compensation	14	—	44	—	—	—	—	44
Acquisition of Novigen	55	—	725	—	—	—	—	725
Purchase of treasury shares	—	—	—	—	—	(127)	(1,623)	(1,623)
Foreign currency translation adjustments	—	—	—	77	—	—	—	77
Other	—	—	(16)	—	—	—	—	(16)
Net income	—	—	—	—	7,924	—	—	7,924

Balance at January 3, 2003	7,992	8	33,898	(39)	56,298	(888)	(6,379)	83,786

Employee stock purchase plan	—	—	55	—	—	89	1,017	1,072
Sale of stock pursuant to other stock plans	—	—	(890)	—	—	250	2,367	1,477
Tax benefit for stock option plans	—	—	924	—	—	—	—	924
Stock based compensation	1		88	—	—	—	—	88
Purchase of treasury shares	—	—	—	—	—	(146)	(2,454)	(2,454)
Foreign currency translation adjustments	—	—	—	129	—	—	—	129
Unrealized gain on investments	—	—	—	4	—	—	—	4
Other	—	—	9	—	—	—	—	9
Net income	—	—	—	—	10,166	—	—	10,166

Balance at January 2, 2004	7,993	$8	$34,084	$94	$66,464	(695)	$(5,449)	$95,201

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2003	2002	2001

Cash flows from operating activities:
Net income	$10,166	$7,924	$6,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,368	3,420	4,519
Deferred rent expense	194	205	164
Provision for doubtful accounts	1,144	771	1,593
Stock based compensation	88	44	132
Deferred income tax provision	227	683	101
Tax benefit for stock option plans	924	1,464	218
Effect of changes in foreign currency	94	41	(20)
Changes in operating assets and liabilities:
Accounts receivable	1,416	952	(7,943)
Prepaid expenses and other assets	1,371	(922)	324
Accounts payable and accrued liabilities	(542)	224	(147)
Accrued payroll and employee benefits	1,861	1,432	(378)
Deferred revenues	1,353	69	352

Net cash provided by operating activities	21,664	16,307	5,037

Cash flows from investing activities:
Business acquisitions, net	—	(2,134)	—
Capital expenditures	(2,317)	(2,137)	(2,192)
Other assets	(125)	(94)	(40)
Purchase of short-term investments	(23,470)	—	—
Sale of short-term investments	1,206	—	—

Net cash used in investing activities	(24,706)	(4,365)	(2,232)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(78)	(350)	(111)
Repurchase of common stock	(2,454)	(1,623)	(3,815)
Issuance of common stock	2,549	4,660	2,556

Net cash provided by (used in) financing activities	17	2,687	(1,370)

Effect of foreign currency exchange rates on cash and cash equivalents	35	36	1

Net (decrease) increase in cash and cash equivalents	(2,990)	14,665	1,436
Cash and cash equivalents at beginning of year	22,480	7,815	6,379

Cash and cash equivalents at end of year	$19,490	$22,480	$7,815

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2003 was 52 weeks and ended on January 2, 2004. Fiscal period 2002 was 53 weeks and ended on January 3, 2003. Fiscal period 2001 was 52 weeks and ended on December 28, 2001.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the fiscal years ended January 2, 2004, January 3, 2003 and December 28, 2001, respectively, were:

	Fiscal Years
(In thousands)	2003	2002	2001
Gross revenues	$149,416	$134,307	$123,559
Less: Subcontractor fees	9,740	8,252	9,098

Revenues	139,676	126,055	114,461
Reimbursements:
Out-of-pocket travel reimbursements	3,944	3,841	3,909
Other outside direct expenses	9,789	6,916	6,055

	13,733	10,757	9,964

Revenues before reimbursements	$125,943	$115,298	$104,497

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

Cash Equivalents

Cash equivalents consist of highly liquid investments such as money market mutual funds, commercial paper and debt securities with original maturities of three months or less.

Short-Term Investments

Short-term investments consist of debt securities classified as available for sale and are carried at their fair value as of the balance sheet date. Short-term investments generally mature between three months and three years from the purchase date. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent investment of cash that is available for current operations. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses are determined on the specific identification method and are reflected in other income. Net unrealized gains and losses are recorded directly in stockholders’ equity except for unrealized losses that are deemed to be other than temporary, which are reflected in net income.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Buildings are depreciated over their estimated useful lives ranging from thirty to forty years. Equipment is depreciated over its estimated useful life, which generally ranges from two to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives, generally seven years, or the term of the related lease.

Impairment of Long-Lived Assets and Assets to be Disposed Of

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal 2003, 2002 or 2001. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of the net assets of various entities acquired by the Company, which is accounted for under the purchase method of accounting. During fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The Company performs a goodwill impairment review annually or more frequently if facts and circumstances warrant a review. The Company’s annual goodwill impairment review is completed at the end of the 48th week of each fiscal year.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects. The Company had $2.9 million and $1.5 million in deferred revenues as of January 2, 2004 and January 3, 2003, respectively.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying amount of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt obligations approximates their fair values, which for debt is based upon current rates available to the Company.

Stock Based Compensation

The Company uses the intrinsic value method in accounting for its Employee Stock Purchase Plan and Stock Option Plans, collectively called “Options”. The Options are generally granted at exercise prices equal to the fair value of the Company’s common stock on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Company to disclose pro forma information regarding net income and net income per share as if the Company had accounted for its Options under the fair value method. Under the fair value method, compensation expense is calculated for options granted using a defined valuation technique. The Company uses the Black-Scholes option-pricing model to calculate the fair value of its options. In calculating the fair value of an option at the date of grant, the Black-Scholes option-pricing model requires the input of highly subjective assumptions. The Company used the following weighted average assumptions for 2003, 2002 and 2001:

	Employee Purchase Plan			Stock Option Plan
	2003	2002	2001	2003	2002	2001
Expected life (in years)	0.6	0.6	0.6	5.6	5.6	6.9
Risk-free interest rate	1.0%	2.0%	3.1%	3.3%	4.2%	5.1%
Volatility	38%	37%	58%	51%	62%	73%
Dividend yield	0%	0%	0%	0%	0%	0%

Using the above assumptions, the weighted average fair value of options granted during 2003, 2002 and 2001 was $7.47, $7.60 and $7.68, respectively.

Had the Company determined compensation cost based on the estimated fair value at the grant date for its Options under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated in the following table:

	Fiscal Years
(In thousands, except per share data)	2003	2002	2001
Net income, as reported:	$10,166	$7,924	$6,122
Add back:
Intrinsic value stock-based compensation expense, net of tax	51	24	76
Deduct:
Fair value stock-based compensation expense, net of tax	(2,141)	(1,866)	(1,721)

Net income, pro-forma:	$8,076	$6,082	$4,477

Net income per share:
As reported:
Basic	$1.41	$1.16	$0.94
Diluted	$1.27	$1.05	$0.85
Pro-forma:
Basic	$1.12	$0.89	$0.69
Diluted	$1.03	$0.83	$0.65

Shares used in per share calculations:
As reported:
Basic	7,196	6,802	6,506
Diluted	7,996	7,538	7,176
Pro-forma:
Basic	7,196	6,802	6,506
Diluted	7,815	7,345	6,918

Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2003	2002	2001

Shares used in basic per share computation	7,196	6,802	6,506

Effect of dilutive common stock options outstanding	800	736	670

Shares used in diluted per share computation	7,996	7,538	7,176

There were no options excluded from the diluted per share calculation for the fiscal year ended January 2, 2004. Common stock options to purchase 29,010 and 145,791 shares were excluded from the diluted per share calculation for the fiscal years ended January 3, 2003 and December 28, 2001, respectively, due to their antidilutive effect.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that asset retirement obligations that are identifiable upon acquisition, construction or development and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. The Company adopted the provisions of SFAS No. 143 effective January 4, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position and results of operations for the year ended January 2, 2004.

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS No. 146 addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted the provisions of SFAS No. 146 effective January 4, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position and results of operations for the year ended January 2, 2004.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation elaborates on existing disclosure requirements related to certain guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company generally does not offer guarantees or indemnification to its clients or other third parties and the adoption of the recognition and measurement provisions of FIN No. 45 during the year ended January 2, 2004 did not have a material impact on its financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 was revised in December 2003. FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN No. 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The Company does not currently have any ownership in any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company generally does not enter into derivative instruments or hedging activities and the adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations for the year ended January 2, 2004.

In November 2002, the Emerging Issues Task Force “EITF” reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery or performance of any undelivered item is considered probable and substantially in the control of the vendor. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The Company adopted the provisions of this consensus effective July 5, 2003. The adoption of this consensus did not have a material impact on the Company’s financial position and results of operations for the year ended January 2, 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 effective July 5, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position and results of operations for the year ended January 2, 2004.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB No. 104 did not have a material impact on the Company’s financial position or results of operations.

Note 2: Short-term Investments

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale short-term investments by class of security at January 2, 2004 were as follows:

(in thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
State and municipal bonds and notes	$22,264	$8	$(4)	$22,268

All short-term investments had maturities of three years or less, with an average maturity of 330 days. There were nine investments in an unrealized-loss position as of January 2, 2004, with an aggregate fair value of $7,108,000. All of these securities had been in an unrealized-loss position for less than 12 months as of January 2, 2004.

Note 3: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2003	2002
Property:
Land	$4,450	$4,450
Buildings	32,495	32,372
Construction in progress	88	496
Equipment:
Machinery and equipment	24,686	24,491
Office furniture and equipment	5,577	5,393
Leasehold improvements	5,603	4,915

	72,899	72,117

Less accumulated depreciation and amortization	42,106	40,405

Property, equipment and leasehold improvements, net	$30,793	$31,712

Construction in progress relates to improvements to leased facilities and the Company’s Silicon Valley headquarters.

Depreciation and amortization for the fiscal years ended January 2, 2004, January 3, 2003 and December 28, 2001 was $3,308,000, $3,375,000 and $3,632,000, respectively.

Note 4: Goodwill and Other Intangible Assets

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

The Company assesses the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. The Company assesses the impairment of intangible assets that are subject to amortization in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, whenever events or changes in circumstances indicate that the carrying value may be impaired. Factors that the Company considers when evaluating for possible impairment include the following:

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

As of January 2, 2004 and January 3, 2003, the Company had $8.6 million in goodwill. As of January 2, 2004 and January 3, 2003, the Company also had $100,000 and $160,000, respectively, of other intangible assets that it will continue to amortize over the remaining useful lives. The Company completed its annual goodwill impairment tests as of November 28, 2003 and November 22, 2002 and determined that the carrying amount of goodwill was not impaired.

The following table presents comparative net income and net income per share data as if the non-amortization provisions of SFAS No. 142 had been adopted for all periods presented:

	Fiscal Years
(In thousands, except per share data)	2003	2002	2001
Reported net income	$10,166	$7,924	$6,122
Add: Goodwill amortization, net of tax	—	—	498

Adjusted net income	$10,166	$7,924	$6,620

Reported basic net income per share	$1.41	$1.16	$0.94
Add: Goodwill amortization, net of tax	—	—	0.08

Adjusted basic net income per share	$1.41	$1.16	$1.02

Reported diluted net income per share	$1.27	$1.05	$0.85
Add: Goodwill amortization, net of tax	—	—	0.07

Adjusted diluted net income per share	$1.27	$1.05	$0.92

At January 2, 2004 and January 3, 2003, goodwill and intangible assets were comprised of the following:

	Fiscal Years
(In thousands)	2003	2002
Intangible assets subject to amortization:
Non-competition agreements	$236	$236
Less accumulated amortization	(136)	(76)

	100	160
Goodwill	8,607	8,567

Total goodwill and intangible assets	$8,707	$8,727

Intangible assets subject to amortization are included in other assets in the accompanying consolidated balance sheets. Amortization of intangible assets was approximately $60,000 and $45,000 for fiscal 2003 and fiscal 2002, respectively. Amortization expense for these intangible assets is projected to be approximately $53,000, $34,000 and $13,000 in fiscal 2004 through fiscal 2006, respectively. Prior to the adoption of SFAS No. 142 on December 29, 2001, amortization of goodwill and intangible assets included the amortization of goodwill. Amortization of intangible assets and goodwill, which was included in general and administrative expenses, was approximately $888,000 for fiscal year 2001.

Changes in the carrying amount of goodwill by operating segment for the period ended January 2, 2004 were as follows (in thousands):

	Environmental and health	Other scientific and engineering	Total
Balance at January 3, 2003	$8,059	$508	$8,567
Goodwill acquired:
Novigen acquisition adjustments	40	—	40

Balance at January 2, 2004	$8,099	$508	$8,607

During the year ended January 2, 2004, there was an increase of $40,000 in goodwill due to adjustments to the acquisition balance sheet for the Novigen acquisition. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the year ended January 2, 2004.

Note 5: Long-term Obligations

	Fiscal Years
(In thousands)	2003	2002
Capital leases	$197	$203
Deferred compensation	27	27

	224	230
Less current installments	55	63

Long-term obligations, net of current portion	$169	$167

Principal payments due on long-term obligations are $55,000, $55,000, $44,000, $38,000 and $5,000 in fiscal 2004 through fiscal 2008, respectively, and $27,000 thereafter.

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30.0 million, is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008, as scheduled in the Mortgage Note agreement. As of January 2, 2004, $24.0 million was available to be borrowed and the outstanding balance was $0. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the Mortgage Note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty. Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2003	2002
Billed accounts receivable	$25,498	$26,867
Unbilled accounts receivable	11,594	13,030
Allowance for doubtful accounts	(1,248)	(1,493)

Total accounts receivable, net	$35,844	$38,404

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2003	2002
Accounts payable	$3,380	$4,287
Other accrued liabilities	1,403	1,038

Total accounts payable and other accrued liabilities	$4,783	$5,325

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2003	2002
Accrued bonuses payable	$8,648	$7,235
Accrued 401(k) contributions	4,006	3,708
Accrued vacation	3,321	3,086
Other accrued payroll and employee benefits	553	638

Total accrued payroll and employee benefits	$16,528	$14,667

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs.

Note 7: Income Taxes

Total income tax expense for the fiscal years ended January 2, 2004, January 3, 2003 and December 28, 2001 consisted of the following:

	Fiscal Years
(In thousands)	2003	2002	2001
Current
Federal	$6,005	$4,926	$3,571
State	1,298	1,107	835

	7,303	6,033	4,406
Deferred
Federal	182	554	116
State	45	129	(15)

	227	683	101

Total	$7,530	$6,716	$4,507

The Company’s effective tax rate differs from the statutory federal tax rate of 35%, 35% and 34% for fiscal years 2003, 2002 and 2001, respectively, as shown in the following schedule:

	Fiscal Years
(In thousands)	2003	2002	2001
Tax at federal statutory rate	$6,194	$5,124	$3,614
State taxes, net of federal benefit	879	763	541
Amortization of goodwill non-deductible for tax	—	—	135
Non-deductible expenses	149	396	202
Expiration of capital loss carryforward	—	288	—
Other	308	145	15

Tax expense	$7,530	$6,716	$4,507

Effective tax rate	42.6%	45.9%	42.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 2, 2004 and January 3, 2003 are presented in the following schedule:

	Fiscal Years
(In thousands)	2003	2002
Deferred tax assets:
Compensated absences	$228	$821
Accrued liabilities and allowances	1,880	1,177

Total deferred tax assets	2,108	1,998

Deferred tax liabilities:
State taxes	(55)	(70)
Deductible goodwill	(610)	(345)
Property, equipment and leasehold improvements	(592)	(505)
Other	(10)	(10)

Total deferred tax liabilities	(1,267)	(930)

Net deferred tax assets	$841	$1,068

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For fiscal 2003, the net deduction in tax payable arising from employees’ stock option activity was $924,000.

Note 8: Stockholders’ Equity

Preferred Stock

The Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of the shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. There are no shares of preferred stock outstanding.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments and unrealized gains or losses on short-term investments.

Employee Stock Purchase Plan

The Company authorized 400,000 shares of common stock for issuance under the original 1992 Employee Stock Purchase Plan (The “Purchase Plan”). All shares initially authorized under the Purchase Plan were distributed by the second quarter of fiscal 1999. At the 1999 Stockholders’ Meeting an amendment to the Purchase Plan was approved. This amendment authorized an additional 400,000 shares for distribution and also inserted a clause in the Purchase Plan that states “that an annual increase can be added on each anniversary date of the adoption of the Plan equal to the lesser of: 200,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors.” The Board of Directors approved increases to this plan of 200,000 shares, 195,000 shares and 195,000 shares in 2003, 2002 and 2001, respectively.

Qualified employees may elect to have a certain percentage (not to exceed 15%) of their salary withheld for purchase of stock pursuant to this plan. The Purchase Plan allows employees to purchase Company shares at 85% of the lower of the fair market value of the common stock at the beginning or ending of the offering period of up to one year. As of January 2, 2004, 830,234 shares have been sold under the Purchase Plan. Weighted average purchase prices for shares sold under the plan in fiscal 2003, 2002 and 2001 were $12.04, $9.84 and $7.80, respectively.

Restricted Stock Plan

The Restricted Stock Plan was approved at the 1999 Stockholders’ Meeting. The terms of the restrictions are to be determined by the Board of Directors upon grant. This plan initially provided for 100,000 shares to be available for grant and includes a clause that states “that an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 200,000 shares, 2% of outstanding shares on such date or a lesser amount determined by the Board of Directors.” The Board of Directors approved increases of 143,000 shares, 130,000 shares and 130,000 shares in 2003, 2002 and 2001, respectively. As of January 2, 2004, no shares have been granted under the 1999 Restricted Stock Plan and 636,000 shares were available for grant.

Stock Option Plans

The 1999 Stock Option Plan was approved at the 1999 Stockholders’ Meeting. The 1999 Stock Option Plan is an incentive stock option plan, which provided initially for 400,000 shares to be available for grant. The plan includes a clause that states “that an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 300,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors.” The Board of Directors approved increases of 215,000 shares, 195,000 shares and 195,000 shares in 2003, 2002 and 2001, respectively. The plan provides for a grant of incentive stock options, non-statutory stock options and stock purchase rights at an exercise price equal to the fair market value of the shares at the date of grant. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of January 2, 2004, the Company has granted 1,010,000 shares under the 1999 Stock Option Plan, 960,000 of which are outstanding.

The 1998 Stock Option Plan is a non-statutory stock option plan, which initially covered up to an aggregate of 300,000 shares of common stock. The Board of Directors approved increases of 0 shares, 202,000 shares and 0 shares in 2003, 2002 and 2001, respectively. The 1998 Stock Option Plan provides for the grant of restricted stock or of non-qualified options. The non-qualified options are exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of January 2, 2004, the Company has granted 760,384 shares under the 1998 Stock Option Plan, of which 35,998 were restricted shares. There were 385,123 shares outstanding under this plan at January 2, 2004. The Company recognized $88,000, $44,000 and $132,000 in stock-based compensation expense related to the 1998 Stock Option Plan in fiscal 2003, 2002 and 2001, respectively.

The 1990 Stock Option Plan is an incentive stock option plan, which covers up to an aggregate of 2,000,000 shares of common stock. This plan expired in 2000. The 1990 Stock Option Plan provided for the grant of either incentive stock options, exercisable at a price equal to the fair market value of the shares at the date of grant, or non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. All 2,000,000 shares have been granted, of which 744,568 shares remained outstanding as of January 2, 2004.

Option activity under the stock option plans is as follows1:

	Options available for grant	Number of shares outstanding	Weighted- average exercise price
Balance as of December 29, 2000	417,171	2,418,068	$6.67
Options granted	(329,679)	329,679	10.99
Options cancelled	14,525	(14,525)	7.11
Options exercised	—	(304,488)	6.32
Options expired	(11,525)	—	—
Additional shares reserved	195,000	—	—

Balance as of December 28, 2001	285,492	2,428,734	$7.29
Options granted	(341,792)	341,792	12.85
Options cancelled	22,125	(22,125)	9.69
Options exercised	—	(590,944)	6.51
Options expired	(3,500)	—	—
Additional shares reserved	397,000	—	—

Balance as of January 3, 2003	359,325	2,157,457	$8.37
Options granted	(248,459)	248,459	14.05
Options cancelled	41,250	(41,250)	11.66
Options exercised	—	(274,975)	6.67
Options expired	(1,500)	—	—
Additional shares reserved	215,000	—	—

Balance as of January 2, 2004	365,616	2,089,691	$9.20

[1]	Does not include restricted stock or employee stock purchase plans.

Information regarding options outstanding at January 2, 2004 is summarized below:

	Outstanding			Exercisable
Range of exercise price	Number of shares	Weighted- average remaining life in years	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$4.75-$6.38	455,018	2.51	$5.49	455,018	$5.49
$6.69-$7.22	423,750	6.00	$7.10	348,750	$7.08
$7.50-$10.19	476,505	5.77	$8.95	361,553	$8.84
$10.40-$13.03	456,759	7.85	$12.23	145,395	$11.97
$13.12-$15.35	277,659	9.05	$13.92	12,903	$13.37

	2,089,691	6.00	$9.20	1,323,619	$7.61

Note 9: Retirement Plans

The Company provides a 401(k) plan for its employees whereby the Company contributes to each eligible employee’s 401(k) account, 7% of the employee’s eligible base salary plus overtime, regardless of the amount contributed by the employee. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter for employees hired after January 1, 1999 and immediately for employees hired as of December 31, 1998. The Company’s expenses related to this plan were $3,633,000, $3,539,000 and $3,161,000 in fiscal 2003, 2002 and 2001, respectively.

Note 10: Commitments and Contingencies

The following is a summary of the future minimum payments, net of sub-lease income, required under non-cancelable operating leases, with terms in excess of one year, as of January 2, 2004:

(In thousands) Year ending	Lease commitments	Sub-lease income	Total
2004	$4,772	$(309)	$4,463
2005	3,784	(293)	3,491
2006	2,817	(258)	2,559
2007	2,011	(178)	1,833
2008	1,292	(46)	1,246
Thereafter	4,311	—	4,311

	$18,987	$(1,084)	$17,903

As of January 2, 2004 the Company had outstanding purchase obligations of $1.2 million.

Total rent expense from property leases in 2003, 2002 and 2001 was $4,745,000, $4,344,000 and $3,742,000, respectively. Total expense from other operating leases and commitments in 2003, 2002 and 2001 was $823,000, $764,000 and $793,000, respectively.

From time to time, the Company may be subject to legal and other claims that arise in the ordinary course of business. In the opinion of management, there are currently no matters that would have a material adverse effect on the Company’s consolidated financial position, if unfavorably resolved.

Note 11: Other Income, Net

Interest and other income, net, consisted of the following:

	Fiscal Years
(In thousands)	2003	2002	2001
Interest income	$156	$141	$117
Interest expense	(22)	(23)	(66)
Rental income	451	365	709
Other	209	121	90

Total	$794	$604	$850

Note 12: Client and Industry Credit Risk

The Company serves clients in various segments of the economy. During 2003, 2002 and 2001 the Company provided services representing approximately 18%, 19% and 21%, respectively, of gross revenues to clients and to organizations and insurers acting on behalf of clients in the transportation industry. In addition, during 2003, 2002 and 2001 the Company derived approximately 17%, 10% and 14%, respectively, of gross revenues from professional services provided to government agencies and contractors.

Gross revenues of $9,615,000, $11,880,000 and $8,505,000 in fiscal 2003, 2002 and 2001, respectively, were earned on engagements for a single client or for organizations insuring or providing services to such client in the transportation industry. As of January 2, 2004 and January 3, 2003, accounts receivable included $2,528,000 and $1,829,000, respectively, related to a single client.

In addition, in fiscal years 2003, 2002 and 2001, gross revenues of approximately $21,279,000, $11,345,000 and $13,266,000, respectively, were earned on an engagement for a client or for organizations providing services to such client in the government sector. As of January 2, 2004 and January 3, 2003, accounts receivable included $3,124,000 and $3,117,000, respectively, related to this client.

The majority of the Company’s clients are Fortune 500 companies or government agencies that pose minimal credit risk. The Company maintains reserves for potential credit losses.

Note 13: Acquisitions

On May 20, 2002, the Company acquired all of the outstanding capital stock of Novigen Sciences, Inc. (“Novigen”) for $2.1 million in cash and 55,443 shares of the Company common stock valued at $725,000. Novigen provides services that address complex safety and regulatory issues regarding food and pesticides

The purchase price was allocated to the net assets acquired based on the estimated fair value at the date of acquisition. Following the acquisition, the net assets and staff of Novigen became a new practice, called Food and Chemicals, within the Company’s environmental and health segment. The results of operations for Novigen have been included in the Company’s consolidated financial statements since the date of acquisition. Pro forma disclosures giving effect to the acquisition of Novigen do not differ materially from the Company’s historical results.

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

Note 14: Related Party Transactions

Novigen Sciences, Inc. has a contract for software licensing from Durango Software LLC. The husband of Dr. Barbara Peterson, the former president of Novigen, owns Durango Software. Dr. Peterson is now a practice director in the Exponent organization. Exponent recorded software licensing expenses related to this contract of approximately $95,000 and $51,000 during fiscal years 2003 and 2002, respectively. The terms of this contract call for payments of $100,000 and $110,000 in fiscal years 2004 and 2005, respectively.

Note 15: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2003	2002	2001
Cash paid during the year:
Interest	$40	$57	$109
Income taxes	$5,238	$5,312	$4,497

Non-cash investing and financing activities:
Capital leases for equipment	$72	$116	$72
Common stock issued for acquisition of Novigen	$—	$725	$—

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

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2003, 2002 and 2001. Segment information for selected data from the balance sheets is presented for the fiscal years ended January 2, 2004 and January 3, 2003.

Revenues

	Fiscal Years
(In thousands)	2003	2002	2001
Environmental and health	$36,393	$32,971	$26,625
Other scientific and engineering	103,283	93,084	87,836

Total revenues	$139,676	$126,055	$114,461

Operating Income

	Fiscal Years
(In thousands)	2003	2002	2001
Environmental and health	$7,768	$7,084	$6,449
Other scientific and engineering	20,941	18,787	16,140

Total segment operating income	28,709	25,871	22,589
Corporate operating expense	(11,807)	(11,835)	(12,810)

Total operating income	$16,902	$14,036	$9,779

Assets

	Fiscal Years
(In thousands)	2003	2002
Environmental and health	$11,782	$12,732
Other scientific and engineering	45,467	49,438

Total segment assets	57,249	62,170

Corporate assets	64,593	45,046

Total assets	$121,842	$107,216

Capital Expenditures

	Fiscal Years
(In thousands)	2003	2002	2001
Environmental and health	$164	$184	$94
Other scientific and engineering	1,895	1,593	1,531

Total segment capital expenditures	2,059	1,777	1,625
Corporate capital expenditures	258	360	567

Total capital expenditures	$2,317	$2,137	$2,192

Depreciation and Amortization

	Fiscal Years
(In thousands)	2003	2002	2001
Environmental and health	$196	$218	$227

Other scientific and engineering	2,197	2,288	2,437

Total segment depreciation and amortization	2,393	2,506	2,664
Corporate depreciation and amortization	975	914	1,855

Total depreciation and amortization	$3,368	$3,420	$4,519

Information regarding Exponent’s operations in different geographical areas:

Revenues 1

	Fiscal Years
(In thousands)	2003	2002	2001
United States	$134,251	$123,010	$112,286
Foreign Countries	5,425	3,045	2,175

Total	$139,676	$126,055	$114,461

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2003	2002
United States	$30,642	$31,564
Foreign Countries	151	148

Total	$30,793	$31,712

[1]	Geographic revenues are allocated based on the location of the client.

Note 17: Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2003 (In thousands, except per share data)	April 4, 2003	July 4, 2003	October 3, 2003	January 2, 2004
Revenues before reimbursements	$31,471	$31,808	$31,950	$30,714
Revenues	34,815	34,922	35,657	34,282
Operating income	4,155	4,572	4,711	3,464
Income before income taxes	4,371	4,730	4,874	3,721

Net income	$2,469	$2,674	$2,848	$2,175

Net income per share
Basic	$0.35	$0.37	$0.39	$0.30
Diluted	$0.32	$0.34	$0.36	$0.27
Shares used in per share computations
Basic	7,113	7,215	7,212	7,246
Diluted	7,790	7,932	7,986	8,173

Fiscal 2002 (In thousands, except per share data)	March 29, 2002	June 28, 2002	September 27, 2002	January 3, 2003
Revenues before reimbursements	$28,231	$28,894	$28,467	$29,706
Revenues	30,612	31,632	30,962	32,849
Operating income	3,924	3,630	3,713	2,769
Income before income taxes	4,014	3,756	3,741	3,129

Net income	$1,919	$2,123	$2,115	$1,767

Net income per share
Basic	$0.29	$0.32	$0.31	$0.25
Diluted	$0.26	$0.28	$0.28	$0.23
Shares used in per share computations
Basic	6,545	6,739	6,932	7,037
Diluted	7,361	7,480	7,581	7,715

Independent Auditors’ Report

The Board of Directors and Stockholders

Exponent, Inc.

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries as of January 2, 2004 and January 3, 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended January 2, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of January 2, 2004 and January 3, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

KPMG LLP

Mountain View, California

January 28, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC. (Registrant)

Date: March 17, 2004	/s/ Richard L. Schlenker, Jr.

Richard L. Schlenker, Jr., Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael R. Gaulke Michael R. Gaulke	Chief Executive Officer, President and Director	March 17, 2004

/s/ Richard L. Schlenker, Jr. Richard L. Schlenker, Jr.	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 17, 2004

/s/ Roger L. McCarthy Roger L. McCarthy	Chairman of the Board	March 17, 2004

/s/ Subbaiah V. Malladi Subbaiah V. Malladi	Chief Technical Officer and Director	March 17, 2004

/s/ Edward J. Keith Edward J. Keith	Vice Chairman of the Board	March 17, 2004

/s/ Samuel H. Armacost Samuel H. Armacost	Director	March 17, 2004

/s/ Barbara M. Barrett Barbara M. Barrett	Director	March 17, 2004

/s/ Leslie G. Denend Leslie G. Denend	Director	March 17, 2004

/s/ Jon R. Katzenbach Jon R. Katzenbach	Director	March 17, 2004

/s/ Stephen C. Riggins Stephen C. Riggins	Director	March 17, 2004

Schedule II

Valuation and Qualifying Accounts

		Additions	Deletions [1]
(In thousands)	Balance at Beginning of Year	Provision Charged to Expenses	Accounts Written-off Net of Recoveries	Balance at End of Year
Year Ended January 2, 2004
Allowance for Doubtful Accounts	$1,493	$1,144	$(1,389)	$1,248

Year Ended January 3, 2003
Allowance for Doubtful Accounts	$1,865	$771	$(1,143)	$1,493

Year Ended December 28, 2001
Allowance for Doubtful Accounts	$2,162	$1,593	$(1,890)	$1,865

[1]	Balance includes currency translation adjustments.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Registration statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference to the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.1	1990 Stock Option and Rights Plan, as amended through March 31, 1993 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

*10.2	Form of Incentive Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.3	Form of Nonqualified Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.4	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

10.5	Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1994).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.7	Revolving reducing note with Wells Fargo Bank dated January 27, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.8	Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.9	Exponent, Inc. Employee Stock Purchase Plan, as amended and restated March 23,1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.12	First Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.13	Second Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.14	Third Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.16	Fourth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999.

21.1	List of subsidiaries.

23.1	Independent Auditors’ Consent.

31.1	Certification of Chief Executive Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer as required by Rule 13a – 14(b) of the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer as required by Rule 13a – 14(b) of the Securities Exchange Act of 1934

*	Indicates management compensatory plan, contract or arrangement.