Form 10-Q
period 2004-04-02
EXPONENT INC
filed 2004-05-12
CIK 851520

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2004
Common Stock $.001 par value	7,520,927 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

April 2, 2004 and January 2, 2004

(in thousands, except share data)

(unaudited)

	April 2, 2004	January 2, 2004
Assets
Current assets:
Cash and cash equivalents	$6,416	$19,490
Short-term investments	32,240	22,268
Accounts receivable, net of allowance for doubtful accounts of $1,609 and $1,248 at April 2, 2004 and January 2, 2004, respectively	41,204	35,844
Prepaid expenses and other assets	1,608	2,095
Deferred income taxes	2,052	2,052

Total current assets	83,520	81,749

Property, equipment and leasehold improvements, net	30,441	30,793
Goodwill	8,607	8,607
Other assets	441	693

	$123,009	$121,842

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,938	$4,783
Current installments of long-term obligations	51	55
Accrued payroll and employee benefits	13,755	16,528
Deferred revenues	1,275	2,864

Total current liabilities	20,019	24,230

Long-term obligations, net of current installments	154	169
Deferred income taxes	1,211	1,211
Deferred rent	1,087	1,031

Total liabilities	22,471	26,641

Stockholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 7,993,937 shares issued at April 2, 2004 and January 2, 2004, respectively	8	8
Additional paid-in capital	36,309	34,153
Deferred stock-based compensation	(1,026)	(69)
Accumulated other comprehensive income	93	94
Retained earnings	69,985	66,464
Treasury stock, at cost, 601,045 and 694,988 shares held at April 2, 2004 and January 2, 2004, respectively	(4,831)	(5,449)

Total stockholders’ equity	100,538	95,201

	$123,009	$121,842

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended April 2, 2004 and April 4, 2003

(in thousands, except per share data)

(unaudited)

	Quarters Ended
	April 2, 2004	April 4, 2003
Revenues:
Revenues before reimbursements	$35,925	$31,471
Reimbursements	2,841	3,344

Revenues	38,766	34,815

Operating expenses:
Compensation and related expenses	22,937	20,602
Other operating expenses	4,841	4,593
Reimbursable expenses	2,841	3,344
General and administrative expenses	2,340	2,121

	32,959	30,660

Operating income	5,807	4,155

Other income:
Interest income, net	93	11
Miscellaneous income, net	71	205

	164	216

Income before income taxes	5,971	4,371
Income taxes	2,450	1,902

Net income	$3,521	$2,469

Net income per share:
Basic	$0.48	$0.35
Diluted	$0.43	$0.32

Shares used in per share computations:
Basic	7,326	7,113
Diluted	8,265	7,790

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters Ended April 2, 2004 and April 4, 2003

(in thousands)

(unaudited)

	Quarters Ended
	April 2, 2004	April 4, 2003
Net income	$3,521	$2,469
Other comprehensive income (loss):
Foreign currency translation adjustments	12	7
Unrealized loss on short-term investments	(13)	(2)

Comprehensive income	$3,520	$2,474

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended April 2, 2004 and April 4, 2003

(in thousands)

(unaudited)

	Quarters Ended
	April 2, 2004	April 4, 2003
Cash flows from operating activities:
Net income	$3,521	$2,469
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	823	864
Deferred rent expense	56	56
Provision for doubtful accounts	553	173
Stock-based compensation	27	25
Changes in operating assets and liabilities:
Accounts receivable	(5,913)	(1,153)
Prepaid expenses and other assets	501	(586)
Accounts payable and accrued liabilities	155	1,031
Accrued payroll and employee benefits	(1,789)	(2,536)
Deferred revenues	(1,589)	(957)

Net cash used in operating activities	(3,655)	(614)

Cash flows from investing activities:
Purchases of short-term investments	(10,487)	—
Sales of short-term investments	502	—
Capital expenditures	(457)	(721)
Other assets	238	(14)

Net cash used in investing activities	(10,204)	(735)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(19)	(38)
Proceeds from issuance of common stock	806	317

Net cash provided by financing activities	787	279

Effect of foreign currency exchange rates on cash and cash equivalents	(2)	(6)

Net decrease in cash and cash equivalents	(13,074)	(1,076)
Cash and cash equivalents at beginning of period	19,490	22,480

Cash and cash equivalents at end of period	$6,416	$21,404

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters Ended April 2, 2004 and April 4, 2003

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters ended April 2, 2004 and April 4, 2003, are not necessarily representative of the results of future quarterly or annual periods.

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

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third-party costs such as the cost of materials, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues.

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set-up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters ended April 2, 2004 and April 4, 2003 are as follows:

	Quarters Ended
(In thousands)	April 2, 2004	April 4, 2003
Gross revenues	$40,593	$37,937
Less: Subcontractor fees	1,827	3,122

Revenues	38,766	34,815

Reimbursements:
Out-of-pocket travel reimbursements	1,003	1,074
Other outside direct expenses	1,838	2,270

	2,841	3,344

Revenues before reimbursements	$35,925	$31,471

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended
(In thousands)	April 2, 2004	April 4, 2003
Shares used in basic per share computation	7,326	7,113
Effect of dilutive common stock options outstanding	939	677

Shares used in diluted per share computation	8,265	7,790

There were no options excluded from the diluted per share calculation for the fiscal quarter ended April 2, 2004. Common stock options to purchase 98,877 shares were excluded from the diluted per share calculation for the fiscal quarter ended April 4, 2003, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $14.02 for the quarter ended April 4, 2003.

Note 4: Stock-Based Compensation

During the first quarter of fiscal 2004, the Company implemented certain changes to its employee compensation designed to continue to attract and retain the best employees, and to better align employee interests with those of the Company’s stockholders. Up to 30% of a select group of principals’ and officers’ fiscal 2003 bonus was settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. On March 12, 2004, fully vested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of principals and officers as a part of their bonus distribution for fiscal 2003. The value of these fully vested restricted stock unit awards as measured on March 12, 2004 was $984,000.

In addition to the fully vested restricted stock unit awards a matching number of unvested restricted stock unit awards were granted. These unvested restricted stock unit awards will vest on March 12, 2008 at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions. Unvested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of principals and officers on March 12, 2004. The value of these unvested restricted stock unit awards as measured on March 12, 2004 was $984,000 and was recorded as deferred stock-based compensation. This deferred stock-based compensation is being amortized over the four-year vesting period of the awards.

The Company uses the intrinsic value method of accounting for its Employee Stock Purchase Plan and Stock Option Plans, collectively called “Options.” The Options are generally granted at exercise prices equal to the fair value of the Company’s common stock on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” requires the Company to disclose pro-forma information regarding net income and net income per share as if the Company had accounted for its options under the fair value method. Under the fair value method, compensation expense is calculated for options granted using a defined valuation technique. The Company uses the Black-Scholes option-pricing model to calculate the fair value of its options.

In calculating the fair value of an option at the date of grant, the Black-Scholes option-pricing model requires the input of highly subjective assumptions. The Company used the following weighted-average assumptions for the quarters ended April 2, 2004 and April 4, 2003:

	Employee Purchase Plan		Stock Option Plan
	2004	2003	2004	2003
Expected life (in years)	0.6	0.6	5.8	5.2
Risk-free interest rate	1.0%	1.1%	2.9%	3.0%
Volatility	38%	30%	50%	58%
Dividend yield	0%	0%	0%	0%

Had the Company determined compensation cost based on the estimated fair value at the grant date for its options under SFAS No. 123, the Company’s net income would have been adjusted to the pro-forma amounts indicated in the following table:

	Quarters Ended
(In thousands, except per share data)	April 2, 2004	April 4, 2003
Reported net income:	$3,521	$2,469

Add back: Intrinsic value stock-based compensation expense, net of tax	17	14
Deduct: Fair value stock-based compensation expense, net of tax	(479)	(546)

Adjusted net income:	$3,059	$1,937

Net income per share:
As reported:
Basic	$0.48	$0.35
Diluted	$0.43	$0.32
Adjusted:
Basic	$0.42	$0.27
Diluted	$0.38	$0.25

Shares used in per share calculations:
As reported:
Basic	7,326	7,113
Diluted	8,265	7,790
Adjusted:
Basic	7,326	7,113
Diluted	8,135	7,660

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

Note 6: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Quarters Ended
(In thousands)	April 2, 2004	April 4, 2003
Cash paid during period:
Interest	$4	$22
Income taxes	$38	$10
Non-cash investing and financing activities:
Unrealized loss on short-term investments	$13	$2
Vested stock unit awards issued to settle accrued bonuses	$984	$—
Deferred stock-based compensation	$984	$—

Note 7: Accounts Receivable, Net

At April 2, 2004 and January 2, 2004, accounts receivable, net was comprised of the following:

(In thousands)	April 2, 2004	January 2, 2004
Billed accounts receivable	$27,660	$25,498
Unbilled accounts receivable	15,153	11,594
Allowance for doubtful accounts	(1,609)	(1,248)

Total accounts receivable, net	$41,204	$35,844

Note 8: Segment Reporting

The Company has two operating segments based on two primary areas of service. One operating segment is a broad service group providing technical consulting in different practices primarily in the areas of impending litigation and technology development. The Company’s other operating segment provides services in the area of environmental, epidemiology and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment.

Segment information for the quarters ended April 2, 2004 and April 4, 2003 follows:

Revenues

	Quarters Ended
(In thousands)	April 2, 2004	April 4, 2003
Other scientific and engineering	$29,326	$25,246
Environmental and health	9,440	9,569

Total revenues	$38,766	$34,815

Operating income

	Quarters Ended
(In thousands)	April 2, 2004	April 4, 2003
Other scientific and engineering	$8,024	$4,543
Environmental and health	1,850	2,598

Total segment operating income	9,874	7,141

Corporate operating expense	(4,067)	(2,986)

Total operating income	$5,807	$4,155

Capital Expenditures

	Quarters Ended
(In thousands)	April 2, 2004	April 4, 2003
Other scientific and engineering	$289	$617
Environmental and health	55	38

Total segment capital expenditures	344	655

Corporate capital expenditures	113	66

Total capital expenditures	$457	$721

Depreciation and Amortization

	Quarters Ended
(In thousands)	April 2, 2004	April 4, 2003
Other scientific and engineering	$540	$568
Environmental and health	42	56

Total segment depreciation and amortization	582	624

Corporate depreciation and amortization	241	240

Total depreciation and amortization	$823	$864

Note 9: Related Party Transactions

The Company has a contract for software licensing from Durango Software LLC. The husband of Dr. Barbara Peterson, a practice director in the Exponent organization, owns Durango Software. Exponent recorded software licensing expenses related to this contract for the quarter ended April 2, 2004 of approximately $25,000. For the quarter ended April 4, 2003, Exponent recorded approximately $24,000, in software licensing expenses related to this contract.

Note 10: Goodwill and Other Intangible Assets

At April 2, 2004 and January 2, 2004, goodwill and other intangible assets were comprised of the following:

(In thousands)	April 2, 2004	January 2, 2004
Intangible assets subject to amortization:
Non-competition agreements	$236	$236
Less accumulated amortization	(150)	(136)

	86	100
Goodwill	8,607	8,607

Total goodwill and intangible assets	$8,693	$8,707

Intangible assets subject to amortization are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization expense for intangible assets for the quarter ended April 2, 2004 was $14,000. Amortization expense for the quarter ended April 4, 2003 was approximately $15,000.

Below is a breakdown of goodwill, net of amortization, reported by segment as of April 2, 2004:

(In thousands)	Environmental and health	Other scientific and engineering	Total
Goodwill, net of amortization	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the quarter ended April 2, 2004. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the quarter ended April 2, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 2, 2004, which are contained in our fiscal 2003 Annual Report on Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our Annual Report on Form 10-K under the heading “Factors That May Affect Future Operating Results and Market Price of Stock” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements.

Business Overview

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, estimating the allowance for doubtful accounts, accounting for income taxes and valuing goodwill have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements contained in our fiscal 2003 Annual Report on Form 10-K.

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

Accounting for income taxes. In preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we must establish a valuation allowance.

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

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Quarter Ended April 2, 2004

During the first quarter of fiscal 2004 we demonstrated growth in several of our key technical disciplines primarily in our other scientific and engineering segment resulting in an 11% growth in revenue as compared to the same period in fiscal 2003. Our revenue growth was the result of an increase in total billable hours and higher billing rates. During the first quarter of fiscal 2004 total billable hours increased 7.8% to 180,000 as compared to 167,000 during the first quarter of fiscal 2003. This increase in billable hours was due to an increase in technical full time equivalents to 490 as compared to 459 during the first quarter of fiscal 2003. Utilization was 70% for the first quarter of fiscal 2004 and 2003. Through the management of costs we were able to leverage this revenue growth during the first quarter of fiscal 2004 to improve operating income by 40% and net income by 43% as compared to the first quarter of fiscal 2003.

Fiscal Quarter Ended April 2, 2004 compared to Fiscal Quarter Ended April 4, 2003

Revenues

	Quarters Ended		Percent Change
(In thousands)	April 2, 2004	April 4, 2003
Other scientific and engineering	$29,326	$25,246	16.2%
Percentage of total revenues	75.6%	72.5%
Environmental and health	9,440	9,569	(1.3)%
Percentage of total revenues	24.4%	27.5%

Total revenues	$38,766	$34,815	11.3%

The increase in revenues for our other scientific and engineering segment was the result of an increase in total billable hours and higher billing rates. During the first quarter of fiscal 2004 billable hours for this segment increased by 14.5% to 134,000 as compared to 117,000 during the first quarter of fiscal 2003. This increase in billable hours was due to an increase in technical full time equivalents to 348 as compared to 317 during the first quarter of fiscal 2003 and an increase in utilization to 74% as compared to 71% during the first quarter of fiscal 2003.

The decrease in revenues for our environmental and health segment was the result of a decrease in total billable hours partially offset by higher billing rates. During the first quarter of fiscal 2004 billable hours for this segment decreased by 8% to 46,000 as compared to 50,000 during the first quarter of fiscal 2003. Full time technical equivalents for this segment were 142 for the first quarter of fiscal 2004 and 2003. The decrease in billable hours was driven by a decrease in utilization to 62% as compared to 67% during the first quarter of fiscal 2003.

Compensation and Related Expenses

	Quarters Ended		Percent Change
(In thousands)	April 2, 2004	April 4, 2003
Compensation and related expenses	$22,937	$20,602	11.3%
Percentage of total revenues	59.2%	59.2%

The increase in compensation and related expenses was due to the effects of our annual salary increase, an increase in full time equivalents, and higher accrued bonuses. Technical full time equivalents increased 6.8% during the first quarter of fiscal 2004 as compared to the same period in fiscal 2003. Bonuses are based on our profitability and bonus expense increased by $546,000 or 28% during the first quarter of fiscal 2004 as compared to the same period of fiscal 2003. We anticipate an increase in compensation and related expenses due to the effect of our annual salary increase at the beginning of April 2004. This salary increase was approximately 5%.

Other Operating Expenses

	Quarters Ended		Percent Change
(In thousands)	April 2, 2004	April 4, 2003
Other operating expenses	$4,841	$4,593	5.4%
Percentage of total revenues	12.5%	13.2%

The increase in other operating expenses was due to the write-off of a foreign real estate investment for $230,000 during the first quarter of fiscal 2004. Other operating expenses as a percentage of revenues decreased due to revenues growing faster than other operating expenses.

Reimbursable Expenses

	Quarters Ended		Percent Change
(In thousands)	April 2, 2004	April 4, 2003
Reimbursable expenses	$2,841	$3,344	(15.0)%
Percentage of total revenues	7.3%	9.6%

The decrease in reimbursable expenses was primarily due to lower purchases of technical materials related to projects in our technology development practice.

General and Administrative Expenses

	Quarters Ended		Percent Change
(In thousands)	April 2, 2004	April 4, 2003
General and administrative expenses	$2,340	$2,121	10.3%
Percentage of total revenues	6.0%	6.1%

The increase in general and administrative expenses was primarily due to an increase in bad debt expense of $200,000 during the first quarter of fiscal 2004 as compared to the same period in fiscal 2003. This increase in bad debt expense was due to an increase in our allowance for doubtful accounts as a result of an increase in accounts receivable during the first quarter of fiscal 2004.

Other Income and Expense

(In thousands)	Quarters Ended		Percent Change
	April 2, 2004	April 4, 2003
Other income and expense	$164	$216	(24.1)%
Percentage of total revenues	0.4%	0.6%

Other income and expense consists primarily of investment income and rental income from leasing excess space in our Silicon Valley facility. The decrease in other income and expense was due to $50,000 received during the first quarter of fiscal 2003 for an insurance claim, the write-off of a note receivable for $30,000 during the first quarter of fiscal 2004, and a decrease in rental income. These decreases were partially offset by an increase in interest income due to higher balances of short-term investments and cash equivalents during the first quarter of fiscal 2004 as compared to the same period in fiscal 2003.

Income Taxes

(In thousands)	Quarters Ended		Percent Change
	April 2, 2004	April 4, 2003
Income taxes	$2,450	$1,902	28.8%
Percentage of total revenues	6.3%	5.5%
Effective tax rate	41.0%	43.5%

The lower effective tax rate in the first quarter of fiscal 2004 was primarily due to an increase in tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

As of April 2, 2004, our cash, cash equivalents, and short-term investments were $38.7 million compared to $41.8 million at January 2, 2004. We financed our business for the current period principally through operating cash.

(In thousands)	Quarters Ended		Percent Change
	April 2, 2004	April 4, 2003
Net cash used in operating activities	$(3,655)	$(614)	495.3%
Net cash used in investing activities	(10,204)	(735)	1,288.3%
Net cash provided by financing activities	787	279	182.1%

The increase in cash used in operating activities was primarily due to an increase in accounts receivable of $5.9 million during the first quarter of fiscal 2004 as compared to an increase in accounts receivable of $1.2 million during the same period in fiscal 2003. This change in accounts receivable was offset by an increase in net income of $1.1 million during the first quarter of fiscal 2004 as compared to the same period in fiscal 2003. The increase in accounts receivable during the first quarter of fiscal 2004 was due to increases in revenues and days sales outstanding. Revenues for the first quarter of 2004 increased by $4.5 million or 13% and days sales outstanding increased to 95 days from 81 days as compared to the fourth quarter of fiscal 2003. Revenues for the first quarter of fiscal 2003 increased by $2 million or 6% and days sales outstanding increased to 101 days from 98 days as compared to the fourth quarter of fiscal 2002.

Net cash used in investing activities increased during the first quarter of fiscal 2004 as compared to the same period in fiscal 2003 as a result of $10.5 million in purchases of short-term investments partially offset by proceeds of $502,000 from the sale of short-term investments during the first quarter of fiscal 2004.

The increase in net cash provided by financing activities was due primarily to an increase in proceeds from the issuance of our common stock upon the exercise of options. During the first quarter of fiscal 2004 we did not repurchase any of our common stock. Repurchases of our common stock during the first quarter of fiscal 2003 were $358,000.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, strategically acquire professional services firms that are complimentary to our business or pay dividends.

The following table represents the remaining authorization under our stock repurchase plans as of April 2, 2004 (in thousands):

Board Approval Date	Authorized Repurchases	Repurchases To Date	Remaining Authorization
February 2003	$2,000	$289	$1,711
August 2003	$3,000	$—	$3,000

The following schedule summarizes our principal contractual commitments as of April 2, 2004 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2004	$3,641	$39	$611	$4,291
2005	3,879	54	—	3,933
2006	2,915	43	—	2,958
2007	2,390	37	—	2,427
2008	1,889	5	—	1,894
Thereafter	5,337	27	—	5,364

	$20,051	$205	$611	$20,867

Operating lease commitments are net of estimated sub-lease income.

We have a revolving reducing mortgage note with a total available borrowing amount of $22.9 million and an outstanding balance of $0 as of April 2, 2004. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

In addition, we believe that the funds available under the revolving reducing mortgage note, together with funds generated from operations, will provide adequate cash to fund our anticipated long-term cash needs beyond the next twelve-month period; however, we intend to grow our business by pursuing potential acquisitions, which could increase the need for additional sources of funds over the long term.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

Attraction and Retention of Key Employees

Exponent’s business involves the delivery of professional services and is labor intensive. Our success depends in large part upon our ability to attract, retain and motivate highly qualified technical and managerial personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. We cannot provide any assurance that we can continue to attract sufficient numbers of highly qualified technical and managerial personnel and to retain existing employees. The loss of a significant number of our employees could have a material adverse impact on our business, including our ability to secure and complete engagements.

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

Tort Reform

Several of our practices have a significant concentration in litigation support consulting services. To the extent tort reform reduces the exposure of manufacturers, owners, service providers and others to liability, the demand for our litigation support consulting services may be significantly reduced.

Variability of Quarterly Financial Results

Variations in our revenues and operating results occur from time to time, as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter; the number of working days in a quarter; employee hiring and utilization rates; and integration of companies acquired. Because a high percentage of our expenses, particularly personnel and facilities related, are relatively fixed in advance of any particular quarter, a variation in the timing of the initiation or the completion of our client assignments, at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter.

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

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of April 2, 2004 we had $0 outstanding and available borrowings of $22.9 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, six months, nine months, or twelve months.

Any borrowings under the Mortgage Note would expose us to some interest rate risk. Our general policy for selecting among interest rate options and related terms will be to minimize interest expense. However, given the risk of interest rate fluctuations, we cannot be certain that the lowest rate option will always be obtained, thereby consistently minimizing our interest expense. No sensitivity analysis was performed on our exposure to interest rate fluctuations; however, given the historical low volatility of both the prime and LIBOR interest rates, we believe that any exposure would be minimal.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On January 29, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 12 of Form 8-K its Press Release, dated January 29, 2004, announcing fourth quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: May 12, 2004

/s/ Michael R. Gaulke
Michael R. Gaulke, President and Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer