Form 10-Q
period 2004-07-02
EXPONENT INC
filed 2004-08-11
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2004
Common Stock $.001 par value	7,830,356 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

July 2, 2004 and January 2, 2004

(in thousands, except share data)

(unaudited)

	July 2, 2004	January 2, 2004
Assets
Current assets:
Cash and cash equivalents	$8,662	$19,490
Short-term investments	30,981	22,268
Accounts receivable, net of allowance for doubtful accounts of $1,524 and $1,248 at July 2, 2004 and January 2, 2004, respectively	47,627	35,844
Prepaid expenses and other assets	1,752	2,095
Deferred income taxes	2,540	2,052

Total current assets	91,562	81,749
Property, equipment and leasehold improvements, net	30,324	30,793
Goodwill	8,607	8,607
Other assets	731	693

	$131,224	$121,842

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,499	$4,838
Accrued payroll and employee benefits	16,420	16,528
Deferred revenues	1,155	2,864

Total current liabilities	21,074	24,230
Other liabilities	370	169
Deferred income taxes	770	1,211
Deferred rent	1,079	1,031

Total liabilities	23,293	26,641

Stockholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 7,993,937 shares issued at July 2, 2004 and January 2, 2004, respectively	8	8
Additional paid-in capital	37,093	34,153
Deferred stock-based compensation	(1,096)	(69)
Accumulated other comprehensive income	13	94
Retained earnings	73,365	66,464
Treasury stock, at cost, 240,506 and 694,988 shares held at July 2, 2004 and January 2, 2004, respectively	(1,452)	(5,449)

Total stockholders’ equity	107,931	95,201

	$131,224	$121,842

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended July 2, 2004 and July 4, 2003

(in thousands, except per share data)

(unaudited)

	Quarters Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Revenues:
Revenues before reimbursements	$35,574	$31,808	$71,499	$63,279
Reimbursements	4,069	3,114	6,910	6,458

Revenues	39,643	34,922	78,409	69,737
Operating expenses:
Compensation and related expenses	23,381	20,713	46,318	41,315
Other operating expenses	4,386	4,458	9,227	9,051
Reimbursable expenses	4,069	3,114	6,910	6,458
General and administrative expenses	2,328	2,065	4,668	4,186

Total operating expenses	34,164	30,350	67,123	61,010

Operating income	5,479	4,572	11,286	8,727
Other income:
Interest income, net	96	13	189	24
Miscellaneous income, net	150	145	221	350

Total other income	246	158	410	374

Income before income taxes	5,725	4,730	11,696	9,101
Income taxes	2,345	2,056	4,795	3,958

Net income	$3,380	$2,674	$6,901	$5,143

Net income per share:
Basic	$0.45	$0.37	$0.93	$0.72
Diluted	$0.40	$0.34	$0.82	$0.65
Shares used in per share computations:
Basic	7,562	7,215	7,444	7,164
Diluted	8,493	7,932	8,378	7,862

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters and Six Months Ended July 2, 2004 and July 4, 2003

(in thousands)

(unaudited)

	Quarters Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Net income	$3,380	$2,674	$6,901	$5,143
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	52	7	59
Unrealized (loss) gain on investments	(76)	8	(88)	6

Comprehensive income	$3,300	$2,734	$6,820	$5,208

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 2, 2004 and July 4, 2003

(in thousands)

(unaudited)

	Six Months Ended
	July 2, 2004	July 4, 2003
Cash flows from operating activities:
Net income	$6,901	$5,143
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,645	1,702
Deferred rent expense	48	98
Provision for doubtful accounts	962	555
Stock-based compensation	107	50
Deferred income tax provision	(929)	—
Tax benefit for stock option plans	1,615	—
Changes in operating assets and liabilities:
Accounts receivable	(12,745)	(2,394)
Prepaid expenses and other assets	343	1,774
Accounts payable and accrued liabilities	(1,334)	(2,024)
Accrued payroll and employee benefits	876	(665)
Deferred revenues	(1,709)	(653)

Net cash (used in) provided by operating activities	(4,220)	3,586

Cash flows from investing activities:
Purchases of short-term investments	(13,433)	—
Sales and maturities of short-term investments	4,632	—
Capital expenditures	(1,147)	(1,219)
Other assets	163	1

Net cash used in investing activities	(9,785)	(1,218)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(34)	(44)
Proceeds from issuance of common stock	3,204	1,230

Net cash provided by financing activities	3,170	1,186

Effect of foreign currency exchange rates on cash and cash equivalents	7	16

Net (decrease) increase in cash and cash equivalents	(10,828)	3,570
Cash and cash equivalents at beginning of period	19,490	22,480

Cash and cash equivalents at end of period	$8,662	$26,050

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters and Six Months Ended

July 2, 2004 and July 4, 2003

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and six months ended July 2, 2004 and July 4, 2003, are not necessarily representative of the results of future quarterly or annual periods.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set-up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters and six months ended July 2, 2004 and July 4, 2003 are as follows:

	Quarters Ended		Six Months Ended
(In thousands)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Gross revenues	$41,452	$37,221	$82,045	$75,158
Less: Subcontractor fees	1,809	2,299	3,636	5,421

Revenues	39,643	34,922	78,409	69,737
Reimbursements:
Out-of-pocket travel reimbursements	992	1,000	1,995	2,074
Other outside direct expenses	3,077	2,114	4,915	4,384

	4,069	3,114	6,910	6,458

Revenues before reimbursements	$35,574	$31,808	$71,499	$63,279

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended		Six Months Ended
(In thousands)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Shares used in basic per share computation	7,562	7,215	7,444	7,164
Effect of dilutive common stock options outstanding	875	717	915	698
Effect of dilutive restricted stock units outstanding	56	—	19	—

Shares used in diluted per share computation	8,493	7,932	8,378	7,862

Common stock options to purchase 6,813 and 2,944 shares were excluded from the diluted per share calculation for the fiscal quarters ended July 2, 2004 and July 4, 2003, respectively, due to their antidilutive effect. Weighted average exercise prices for the antidilutive shares were $24.83 and $15.32 for the quarters ended July 2, 2004 and July 4, 2003, respectively. Common stock options to purchase 3,407 and 4,901 shares were excluded from the diluted per share calculation for the six months ended July 2, 2004 and July 4, 2003, respectively, due to their antidilutive effect. Weighted average exercise prices for the antidilutive shares were $24.83 and $14.78 for the six months ended July 2, 2004 and July 4, 2003, respectively.

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

Each individual who received a fully vested restricted stock unit award was also granted a matching number of unvested restricted stock unit awards. These unvested restricted stock unit awards will vest on March 12, 2008, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions. Unvested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of principals and officers on March 12, 2004. The value of these unvested restricted stock unit awards as measured on March 12, 2004 was $984,000 and was recorded as deferred stock-based compensation. This deferred stock-based compensation is being amortized over the four-year vesting period of the awards.

The Company uses the intrinsic value method of accounting for its Employee Stock Purchase Plan and Stock Option Plans, collectively called “Options.” The Options are generally granted at exercise prices equal to the fair value of the Company’s common stock on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” requires the Company to disclose pro-forma information regarding net income and net income per share as if the Company had accounted for its options under the fair value method. Under the fair value method, compensation expense is calculated for options granted using a defined valuation technique. The Company uses the Black-Scholes option-pricing model to calculate the fair value of its options. In calculating the fair value of an option at the date of grant, the Black-Scholes option-pricing model requires the input of highly subjective assumptions. The Company used the following weighted-average assumptions for the periods ended July 2, 2004 and July 4, 2003:

	Employee Stock Purchase Plan		Stock Option Plan
	2004	2003	2004	2003
Expected life (in years)	0.6	0.6	5.4	5.3
Risk-free interest rate	1.7%	.9%	3.8%	2.8%
Volatility	36%	40%	50%	56%
Dividend yield	0%	0%	0%	0%

Had the Company determined compensation cost based on the estimated fair value at the grant date for its options under SFAS No. 123, the Company’s net income would have been adjusted to the pro-forma amounts indicated in the following table:

	Quarters Ended		Six Months Ended
(In thousands, except per share data)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Reported net income:	$3,380	$2,674	$6,901	$5,143
Add back: Intrinsic value stock-based compensation expense, net of tax	47	14	63	28
Deduct: Fair value stock-based compensation expense, net of tax	(430)	(504)	(920)	(1,048)

Adjusted net income:	$2,997	$2,184	$6,044	$4,123

Net income per share:
As reported:
Basic	$0.45	$0.37	$0.93	$0.72
Diluted	$0.40	$0.34	$0.82	$0.65
Adjusted:
Basic	$0.40	$0.30	$0.81	$0.58
Diluted	$0.36	$0.28	$0.73	$0.53
Shares used in per share calculations:
As reported:
Basic	7,562	7,215	7,444	7,164
Diluted	8,493	7,932	8,378	7,862
Pro-forma:
Basic	7,562	7,215	7,444	7,164
Diluted	8,370	7,758	8,251	7,710

Note 5: Short-Term Investments

Short-term investments consist of debt securities classified as available for sale and are carried at their fair value as of the balance sheet date. Short-term investments generally mature between three months and three years from the purchase date. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent investment of cash that is available for current operations. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses are determined on the specific identification method and are reflected in miscellaneous income. Net unrealized gains and losses are recorded directly in stockholders’ equity except for unrealized losses that are deemed to be other than temporary, which are reflected in net income.

Note 6: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	July 2, 2004	July 4, 2003
Cash paid during period:
Interest	$8	$24
Income taxes	$3,528	$2,029
Non-cash investing and financing activities:
Capital lease for equipment	$—	$72
Unrealized (loss) gain on short-term investments	$(88)	$6
Vested stock unit awards issued to settle accrued bonuses	$984	$—
Deferred stock-based compensation	$984	$—

Note 7: Accounts Receivable, Net

At July 2, 2004 and January 2, 2004, accounts receivable, net was comprised of the following:

(In thousands)	July 2, 2004	January 2, 2004
Billed accounts receivable	$30,604	$25,498
Unbilled accounts receivable	18,547	11,594
Allowance for doubtful accounts	(1,524)	(1,248)

Total accounts receivable, net	$47,627	$35,844

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

Segment information for the quarters and six months ended July 2, 2004 and July 4, 2003 follows:

Revenues

	Quarters Ended		Six Months Ended
(In thousands)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Other scientific and engineering	$29,965	$25,942	$59,291	$51,188
Environmental and health	9,678	8,980	19,118	18,549

Total revenues	$39,643	$34,922	$78,409	$69,737

Operating income

	Quarters Ended		Six Months Ended
(In thousands)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Other scientific and engineering	$7,467	$5,713	$15,491	$10,256
Environmental and health	1,544	1,735	3,394	4,333

Total segment operating income	9,011	7,448	18,885	14,589
Corporate operating expense	(3,532)	(2,876)	(7,599)	(5,862)

Total operating income	$5,479	$4,572	$11,286	$8,727

Capital Expenditures

	Quarters Ended		Six Months Ended
(In thousands)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Other scientific and engineering	$502	$416	$791	$1,033
Environmental and health	36	22	91	60

Total segment capital expenditures	538	438	882	1,093
Corporate capital expenditures	152	60	265	126

Total capital expenditures	$690	$498	$1,147	$1,219

Depreciation and Amortization

	Quarters Ended		Six Months Ended
(In thousands)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Other scientific and engineering	$540	$545	$1,080	$1,113
Environmental and health	43	53	85	109

Total segment depreciation and amortization	583	598	1,165	1,222
Corporate depreciation and amortization	239	240	480	480

Total depreciation and amortization	$822	$838	$1,645	$1,702

The Company derived 13% and 10% of revenues from agencies of the federal government for the quarters ended July 2, 2004, and July 4, 2003, respectively. The Company derived 11% and 10% of revenues from agencies of the federal government during the six months ended July 2, 2004, and July 4, 2003, respectively.

Note 9: Related Party Transactions

The Company has a contract for software licensing from Durango Software LLC. The husband of Dr. Barbara Peterson, a practice director in the Exponent organization, owns Durango Software. Exponent recorded software licensing expenses related to this contract for the quarter and six months ended July 2, 2004 of approximately $25,000 and $50,000, respectively. For the quarter and six months ended July 4, 2003, Exponent recorded approximately $24,000 and $48,000, respectively, in software licensing expenses related to this contract.

Note 10: Goodwill and Other Intangible Assets

At July 2, 2004 and January 2, 2004, goodwill and other intangible assets were comprised of the following:

(In thousands)	July 2, 2004	January 2, 2004
Intangible assets subject to amortization:
Non-competition agreements	$236	$236
Less accumulated amortization	(165)	(136)

	71	100
Goodwill	8,607	8,607

Total goodwill and intangible assets	$8,678	$8,707

Intangible assets subject to amortization are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization expense for intangible assets for the quarter and six months ended July 2, 2004 was $15,000 and $29,000, respectively. Amortization expense for the quarter and six months ended July 4, 2003 was approximately $15,000 and $30,000, respectively.

Below is a breakdown of goodwill, net of amortization, reported by segment as of July 2, 2004:

(In thousands)	Environmental and health	Other scientific and engineering	Total
Goodwill, net of amortization	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the quarter ended July 2, 2004.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, estimating the allowance for doubtful accounts, accounting for income taxes and valuing goodwill have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements contained in our fiscal 2003 Annual Report on Form 10-K.

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

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Quarter Ended July 2, 2004

During the second quarter of fiscal 2004 we had growth in several of our key practice areas primarily in our other scientific and engineering segment, resulting in a 13.5% growth in revenue as compared to the same period in fiscal 2003. Our revenue growth was the result of an increase in total billable hours and higher billing rates. During the second quarter of fiscal 2004 total billable hours increased 8.5% to 178,000 as compared to 164,000 during the second quarter of fiscal 2003. This increase in billable hours was due to an increase in technical full-time equivalents to 504 as compared to 472 during the second quarter of fiscal 2003. Utilization was 68% and 67% for the second quarter of fiscal 2004 and 2003, respectively. Through the management of costs we were able to leverage this revenue growth during the second quarter of fiscal 2004 to improve operating income by 20% and net income by 26% as compared to the second quarter of fiscal 2003.

Fiscal Quarter Ended July 2, 2004 compared to Fiscal Quarter Ended July 4, 2003

Revenues

	Quarters Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
Other scientific and engineering	$29,965	$25,942	15.5%
Percentage of total revenues	75.6%	74.3%
Environmental and health	9,678	8,980	7.8%
Percentage of total revenues	24.4%	25.7%

Total revenues	$39,643	$34,922	13.5%

The increase in revenues for our other scientific and engineering segment was the result of an increase in total billable hours and higher billing rates. During the second quarter of fiscal 2004 billable hours for this segment increased by 11.9% to 132,000 as compared to 118,000 during the second quarter of fiscal 2003. This increase in billable hours was due to an increase in technical full-time equivalents to 356 as compared to 327 during the second quarter of fiscal 2003 and an increase in utilization to 71% as compared to 69% during the second quarter of fiscal 2003.

The increase in revenues for our environmental and health segment was the result of higher billing rates. During the second quarters of fiscal 2004 and 2003 billable hours for this segment were 46,000. Technical full-time equivalents for this segment increased by 2.1% to 148 as compared to 145 for the second quarter of 2003. Utilization was 60% for the second quarters of 2004 and 2003.

Compensation and Related Expenses

	Quarters Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
Compensation and related expenses	$23,381	$20,713	12.9%
Percentage of total revenues	59.0%	59.3%

The increase in compensation and related expenses was due to the effects of our annual salary increase, an increase in full-time equivalents, and higher accrued bonuses. Our annual salary increase, which was approximately 5%, took effect at the beginning of April 2004. Technical full-time equivalents increased 6.8% during the second quarter of fiscal 2004 as compared to the same period in fiscal 2003. Bonuses are based on our profitability and bonus expense increased by $497,000 or 21% during the second quarter of fiscal 2004 as compared to the same period of fiscal 2003.

Other Operating Expenses

	Quarters Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
Other operating expenses	$4,386	$4,458	(1.6)%
Percentage of total revenues	11.1%	12.8%

The decrease in other operating expenses was primarily due to a decrease in rent expense of $92,000. During the first half of 2004 one of our larger facility lease agreements expired. Due to favorable market conditions we were able to enter into a new facility lease agreement thereby reducing rent expense.

Reimbursable Expenses

	Quarters Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
Reimbursable expenses	$4,069	$3,114	30.7%
Percentage of total revenues	10.3%	8.9%

The increase in reimbursable expenses was primarily due to higher purchases of technical materials related to projects in our technology development practice.

General and Administrative Expenses

	Quarters Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
General and administrative expenses	$2,328	$2,065	12.7%
Percentage of total revenues	5.9%	5.9%

The increase in general and administrative expenses was due to an increase in marketing expenses of $93,000, an increase in recruiting fees of $72,000, and an increase in bad debt expense of $51,000. The increases in marketing expenses and recruiting expenses were due to our efforts to drive revenue growth and increase technical full-time equivalents. The increase in bad debt expense was due to an increase in write-offs.

Other Income and Expense

	Quarters Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
Other income and expense	$246	$158	55.7%
Percentage of total revenues	0.6%	0.5%

Other income and expense consists primarily of investment income and rental income from leasing excess space in our Silicon Valley facility. The increase in other income and expense was due to an $83,000 increase in interest income resulting from higher balances of short-term investments and cash equivalents.

Income Taxes

	Quarters Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
Income taxes	$2,345	$2,056	14.1%
Percentage of total revenues	5.9%	5.9%
Effective tax rate	41.0%	43.5%

The lower effective tax rate in the second quarter of fiscal 2004 was primarily due to an increase in tax-exempt interest income. Net deferred tax assets were $1.8 million at July 2, 2004 as compared to $841,000 at January 2, 2004. The increase was due to the addition of a deferred tax asset of $575,000 associated with our restricted stock unit awards granted during the first quarter of fiscal 2004. The deferred tax asset associated with accrued vacation increased by $460,000 during the six months ended July 2, 2004. This increase was due to an increase in headcount, salary increases and the timing of employee vacations.

Six Months Ended July 2, 2004 compared to Six Months Ended July 4, 2003

Revenues

	Six Months Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
Other scientific and engineering	$59,291	$51,188	15.8%
Percentage of total revenues	75.6%	73.4%
Environmental and health	19,118	18,549	3.1%
Percentage of total revenues	24.4%	26.6%

Total revenues	$78,409	$69,737	12.4%

The increase in revenues for our other scientific and engineering segment was the result of an increase in total billable hours and higher billing rates. During the six months ended July 2, 2004, billable hours for this segment increased by 12.8% to 265,000 as compared to 235,000 during the same period of fiscal 2003. This increase in billable hours was due to an increase in technical full-time equivalents to 352 as compared to 323 during the six months ended July 4, 2003, and an increase in utilization to 72% as compared to 70% during the same period in 2003.

Segment revenues for our environmental and health segment increased $570,000 or 3.1% for the first six months of 2004 as compared to the same period in fiscal 2003. This increase in revenues was primarily due to higher billing rates partially offset by a decrease in billable hours. Billable hours declined 3.2% to 92,000 from 95,000 and utilization declined to 61% from 64% for the same period in 2003. Technical full-time equivalents increased 0.7% to 145 for the six months ending July 2, 2004, as compared to 144 for 2003.

Compensation and Related Expenses

	Six Month Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
Compensation and related expenses	$46,318	$41,315	12.1%
Percentage of total revenues	59.1%	59.2%

The increase in compensation and related expenses was due to the effects of our annual salary increase, an increase in full-time equivalents and higher accrued bonuses. Our annual salary increase, which was approximately 5%, took effect at the beginning of April 2004. Technical full-time equivalents increased 6.4% during the first six months of 2004 as compared to the same period in fiscal 2003. Bonuses are based on our profitability and bonus expense increased by $1,158,000 or 26% during the first six months of fiscal 2004 as compared to the same period of fiscal 2003.

Other Operating Expenses

	Six Months Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
Other operating expenses	$9,227	$9,051	1.9%
Percentage of total revenues	11.8%	13.0%

The increase in other operating expenses was primarily due to the write-off of a foreign real estate investment for $230,000 during the first six months of fiscal 2004 offset by a decrease in rent expense of $51,000.

Reimbursable Expenses

	Six Months Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
Reimbursable expenses	$6,910	$6,458	7.0%
Percentage of total revenues	8.8%	9.3%

The increase in reimbursable expenses was primarily due to a corresponding increase in revenues partially offset by a decrease in purchases of technical materials related to our projects in our technology development practice.

General and Administrative Expenses

	Six Months Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
General and administrative expenses	$4,668	$4,186	11.5%
Percentage of total revenues	6.0%	6.0%

The increase in general and administrative expenses was primarily due to an increase in bad debt expense of $255,000. The increase in bad debt expense was due to a larger increase in our allowance for doubtful accounts and an increase in write-offs during the six months ended July 2, 2004, as compared to the same period in fiscal 2003. Both the increase in the allowance for doubtful accounts and write-offs were due to increases in revenues and accounts receivable. Marketing expenses increased by $111,000, and recruiting expenses increased by $81,000. These increases were due to our efforts to drive revenue growth and increase technical full-time equivalents.

Other Income and Expense

	Six Months Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
Other income and expense	$410	$374	9.6%
Percentage of total revenues	0.5%	0.5%

Other income and expense consists primarily of investment income and rental income from leasing excess space in our Silicon Valley facility. The increase in other income and expense was due to an increase of $165,000 in interest income resulting from higher balances of short-term investments and cash. This increase was partially offset by a decrease in miscellaneous income due to $50,000 received during the first six months of fiscal 2003 for an insurance claim, the write-off of a note receivable for $30,000 during the first quarter of fiscal 2004, and a decrease in rental income.

Income Taxes

	Six Months Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
Income taxes	$4,795	$3,958	21.1%
Percentage of total revenues	6.1%	5.7%
Effective tax rate	41.0%	43.5%

The lower effective tax rate during the six months ended July 2, 2004, was primarily due to an increase in tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

As of July 2, 2004, our cash, cash equivalents and short-term investments were $39.6 million compared to $41.8 million at January 2, 2004. We financed our business for the current period principally through operating cash.

	Six Months Ended		Percent Change
(In thousands)	July 2, 2004	July 4, 2003
Net cash (used in)/provided by operating activities	$(4,220)	$3,586	217.7%
Net cash used in investing activities	(9,785)	(1,218)	703.4%
Net cash provided by financing activities	3,170	1,186	167.3%

The decrease in cash provided by operating activities was primarily due to an increase in accounts receivable of $12.7 million during the six months ended July 2, 2004 as compared to an increase in accounts receivable of $2.4 million during the same period in fiscal 2003. This change in accounts receivable was offset by an increase in net income of $1.8 million during the six months ended July 2, 2004 as compared to the same period in fiscal 2003. The increase in accounts receivable during the six months ended July 2, 2004, was due to increases in revenues and days sales outstanding. Revenues for the six months ended July 2, 2004, increased by $8.7 million or 12.4% and days sales outstanding increased to 107 days from 96 days as compared to the same period in fiscal 2003.

Net cash used in investing activities increased during the six months ended July 2, 2004 as compared to the same period in fiscal 2003 as a result of $13.4 million in purchases of short-term investments partially offset by proceeds of $4.6 million from the sale and maturity of short-term investments during the six months ended July 2, 2004.

The increase in net cash provided by financing activities was due primarily to an increase in proceeds from the issuance of our common stock upon the exercise of options.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, strategically acquire professional services firms that are complementary to our business or pay dividends.

During the six months ended July 2, 2004 we did not repurchase any of our common stock. The following table represents the remaining authorization under our stock repurchase plans as of July 2, 2004 (in thousands):

Board Approval Date	Authorized Repurchases	Repurchases To Date	Remaining Authorization
February 2003	$2,000	$289	$1,711
August 2003	$3,000	$—	$3,000

The following schedule summarizes our principal contractual commitments as of July 2, 2004 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2004	$2,480	$23	$978	$3,481
2005	4,083	54	—	4,137
2006	3,102	43	—	3,145
2007	2,578	37	—	2,615
2008	2,077	5	—	2,082
Thereafter	5,612	27	—	5,639

	$19,932	$189	$978	$21,099

Operating lease commitments are net of estimated sub-lease income.

We have a revolving reducing mortgage note with a total available borrowing amount of $22.9 million and an outstanding balance of $0 as of July 2, 2004. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

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

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of July 2, 2004 we had $0 outstanding and available borrowings of $22.9 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, six months, nine months, or twelve months.

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

At the Company’s 2004 Annual Meeting of Stockholders held on June 2, 2004 (the “Annual Meeting”), the following individuals were elected to the Board of Directors:

	FOR	WITHHELD	BROKER NON-VOTES
Samuel H. Armacost	6,111,877	592,906	N/A
Barbara M. Barrett	6,148,007	556,776	N/A
Leslie G. Denend, Ph.D.	6,132,457	572,326	N/A
Michael R. Gaulke	6,631,281	73,502	N/A
Jon R. Katzenbach	5,400,781	1,304,002	N/A
Edward J. Keith	6,140,577	564,206	N/A
Subbaiah V. Malladi, Ph.D.	6,569,206	135,577	N/A
Roger L. McCarthy, Ph.D.	6,569,256	135,527	N/A
Stephen C. Riggins	6,117,757	587,026	N/A

The stockholders at the Company’s Annual Meeting approved the following proposal:

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
1. Ratify the appointment of KPMG LLP as independent auditors for the year ending December 31, 2004.	6,601,081	81,403	22,299	0

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On April 19, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 12 of Form 8-K its Press Release, dated April 19, 2004, announcing first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2004	EXPONENT, INC.
(Registrant)

/s/ Michael R. Gaulke
Michael R. Gaulke, President and Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer