Form 10-Q
period 2004-10-01
EXPONENT INC
filed 2004-11-10
CIK 851520

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2004
Common Stock $.001 par value	7,974,809 shares

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

October 1, 2004 and January 2, 2004

(in thousands, except share data)

(unaudited)

	October 1, 2004	January 2, 2004
Assets
Current assets:
Cash and cash equivalents	$11,224	$19,490
Short-term investments	31,434	22,268
Accounts receivable, net of allowance for doubtful accounts of $1,631 and $1,248 at October 1, 2004 and January 2, 2004, respectively	49,974	35,844
Prepaid expenses and other assets	3,912	2,095
Deferred income taxes	2,222	2,052

Total current assets	98,766	81,749

Property, equipment and leasehold improvements, net	30,215	30,793
Goodwill	8,607	8,607
Other assets	1,065	693

	$138,653	$121,842

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,062	$4,838
Accrued payroll and employee benefits	17,409	16,528
Deferred revenues	978	2,864

Total current liabilities	22,449	24,230

Other liabilities	860	169
Deferred income taxes	219	1,211
Deferred rent	1,083	1,031

Total liabilities	24,611	26,641

Stockholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 7,993,937 shares issued at October 1, 2004 and January 2, 2004, respectively	8	8
Additional paid-in capital	38,797	34,153
Deferred stock-based compensation	(1,011)	(69)
Accumulated other comprehensive income	9	94
Retained earnings	76,538	66,464
Treasury stock, at cost, 57,574 and 694,988 shares held at October 1, 2004 and January 2, 2004, respectively	(299)	(5,449)

Total stockholders’ equity	114,042	95,201

	$138,653	$121,842

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended October 1, 2004 and October 3, 2003

(in thousands, except per share data)

(unaudited)

	Quarters Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revenues:
Revenues before reimbursements	$35,170	$31,950	$106,669	$95,229
Reimbursements	2,871	3,707	9,781	10,165

Revenues	38,041	35,657	116,450	105,394

Operating expenses:
Compensation and related expenses	23,022	20,573	69,340	61,888
Other operating expenses	4,690	4,383	13,917	13,434
Reimbursable expenses	2,871	3,707	9,781	10,165
General and administrative expenses	2,346	2,283	7,014	6,469

Total operating expenses	32,929	30,946	100,052	91,956

Operating income	5,112	4,711	16,398	13,438

Other income:
Interest income, net	110	35	299	59
Miscellaneous income, net	156	128	377	478

Total other income	266	163	676	537

Income before income taxes	5,378	4,874	17,074	13,975
Income taxes	2,205	2,026	7,000	5,984

Net income	$3,173	$2,848	$10,074	$7,991

Net income per share:
Basic	$0.41	$0.39	$1.33	$1.11
Diluted	$0.37	$0.36	$1.19	$1.01

Shares used in per share computations:
Basic	7,834	7,212	7,574	7,180
Diluted	8,645	7,986	8,469	7,907

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters and Nine Months Ended October 1, 2004 and October 3, 2003

(in thousands)

(unaudited)

	Quarters Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net income	$3,173	$2,848	$10,074	$7,991
Other comprehensive income (loss):
Foreign currency translation adjustments	(15)	3	(8)	62
Unrealized gain (loss) on investments	11	(10)	(77)	(4)

Comprehensive income	$3,169	$2,841	$9,989	$8,049

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 1, 2004 and October 3, 2003

(in thousands)

(unaudited)

	Nine Months Ended
	October 1, 2004	October 3, 2003
Cash flows from operating activities:
Net income	$10,074	$7,991
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,010	2,538
Deferred rent expense	52	137
Provision for doubtful accounts	1,304	1,232
Stock-based compensation	192	69
Deferred income tax provision	(1,162)	—
Tax benefit for stock option plans	2,722	—
Changes in operating assets and liabilities:
Accounts receivable	(15,434)	(5,722)
Prepaid expenses and other assets	(1,972)	1,288
Accounts payable and accrued liabilities	(781)	207
Accrued payroll and employee benefits	1,865	246
Deferred revenues	(1,886)	212

Net cash (used in) provided by operating activities	(2,016)	8,198

Cash flows from investing activities:
Purchases of short-term investments	(19,567)	(10,961)
Sales and maturities of short-term investments	9,917	—
Capital expenditures	(1,812)	(1,773)
Other assets	296	(124)

Net cash used in investing activities	(11,166)	(12,858)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(50)	(60)
Repurchase of common stock	—	(2,454)
Proceeds from issuance of common stock	4,954	1,907

Net cash provided by (used in) financing activities	4,904	(607)

Effect of foreign currency exchange rates on cash and cash equivalents	12	15

Net decrease in cash and cash equivalents	(8,266)	(5,252)
Cash and cash equivalents at beginning of period	19,490	22,480

Cash and cash equivalents at end of period	$11,224	$17,228

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters and Nine Months Ended

October 1, 2004 and October 3, 2003

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters and nine months ended October 1, 2004 and October 3, 2003, are not necessarily representative of the results of future quarterly or annual periods.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set-up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters and nine months ended October 1, 2004 and October 3, 2003 are as follows:

	Quarters Ended		Nine Months Ended
(In thousands)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Gross revenues	$39,443	$37,184	$121,488	$112,342
Less: Subcontractor fees	1,402	1,527	5,038	6,948

Revenues	38,041	35,657	116,450	105,394

Reimbursements:
Out-of-pocket travel reimbursements	870	928	2,865	3,002
Other outside direct expenses	2,001	2,779	6,916	7,163

	2,871	3,707	9,781	10,165

Revenues before reimbursements	$35,170	$31,950	$106,669	$95,229

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

All consulting contracts are subject to review by management, which requires a positive assessment of the collectibility of contract amounts. If, during the course of the contract, the Company determines that collection of revenue is not reasonably assured, it does not recognize the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. The Company assesses collectibility based on a number of factors, including past transaction history with the client and project manager, as well as the credit worthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended		Nine Months Ended
(In thousands)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Shares used in basic per share computation	7,834	7,212	7,574	7,180
Effect of dilutive common stock options outstanding	750	774	862	727
Effect of dilutive restricted stock units outstanding	61	—	33	—

Shares used in diluted per share computation	8,645	7,986	8,469	7,907

There were no options excluded from the diluted per share calculation for the fiscal quarters ended October 1, 2004 and October 3, 2003. Common stock options to purchase 8,938 and 8,663 shares were excluded from the diluted per share calculation for the nine months ended October 1, 2004 and October 3, 2003, respectively, due to their antidilutive effect. Weighted average exercise prices for the antidilutive shares were $24.83 and $15.34 for the nine months ended October 1, 2004 and October 3, 2003, respectively.

Note 4: Stock-Based Compensation

During the first quarter of fiscal 2004, the Company implemented certain changes to its employee compensation designed to continue to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. Up to 30% of a select group of principals’ and officers’ fiscal 2003 bonus was settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. On March 12, 2004, fully vested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of principals and officers as a part of their bonus distribution for fiscal 2003. The value of these fully vested restricted stock unit awards as measured on March 12, 2004 was $984,000.

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

The Company uses the intrinsic value method of accounting for its Employee Stock Purchase Plan and Stock Option Plans, collectively called “Options.” The Options are granted at exercise prices equal to the fair value of the Company’s common stock on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” requires the Company to disclose pro forma information regarding net income and net income per share as if the Company had accounted for its options under the fair value method. Under the fair value method, compensation expense is calculated for options granted using a defined valuation technique. The Company uses the Black-Scholes option pricing model to calculate the fair value of its options. In calculating the fair value of an option at the date of grant, the Black-Scholes option pricing model requires the input of highly subjective assumptions. The Company used the following weighted-average assumptions for the periods ended October 1, 2004 and October 3, 2003:

	Employee Stock Purchase Plan		Stock Option Plan
	2004	2003	2004	2003
Expected life (in years)	0.6	0.6	4.9	5.7
Risk-free interest rate	2.0%	1.0%	3.4%	2.9%
Volatility	35%	35%	48%	54%
Dividend yield	0%	0%	0%	0%

Had the Company determined compensation cost based on the estimated fair value at the grant date for its options under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated in the following table:

	Quarters Ended		Nine Months Ended
(In thousands, except per share data)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Reported net income:	$3,173	$2,848	$10,074	$7,991

Add back: Intrinsic value stock-based compensation expense, net of tax	50	11	113	39
Deduct: Fair value stock-based compensation expense, net of tax	(465)	(512)	(1,382)	(1,566)

Adjusted net income:	$2,758	$2,347	$8,805	$6,464

Net income per share:
As reported:
Basic	$0.41	$0.39	$1.33	$1.11
Diluted	$0.37	$0.36	$1.19	$1.01
Adjusted:
Basic	$0.35	$0.33	$1.16	$0.90
Diluted	$0.32	$0.30	$1.05	$0.84

Shares used in per share calculations:
As reported:
Basic	7,834	7,212	7,574	7,180
Diluted	8,645	7,986	8,469	7,907
Adjusted:
Basic	7,834	7,212	7,574	7,180
Diluted	8,534	7,731	8,348	7,721

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

Note 6: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	October 1, 2004	October 3, 2003
Cash paid during period:
Interest	$11	$33
Income taxes	$6,219	$3,183
Non-cash investing and financing activities:
Capital lease for equipment	$34	$72
Unrealized loss on short-term investments	$77	$4
Vested stock unit awards issued to settle accrued bonuses	$984	$—
Deferred stock-based compensation	$984	$—

Note 7: Accounts Receivable, Net

At October 1, 2004 and January 2, 2004, accounts receivable, net was comprised of the following:

(In thousands)	October 1, 2004	January 2, 2004
Billed accounts receivable	$37,188	$25,498
Unbilled accounts receivable	14,417	11,594
Allowance for doubtful accounts	(1,631)	(1,248)

Total accounts receivable, net	$49,974	$35,844

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

Segment information for the quarters and nine months ended October 1, 2004 and October 3, 2003 follows:

Revenues

	Quarters Ended		Nine Months Ended
(In thousands)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Other scientific and engineering	$29,271	$26,080	$88,562	$77,268
Environmental and health	8,770	9,577	27,888	28,126

Total revenues	$38,041	$35,657	$116,450	$105,394

Operating income

	Quarters Ended		Nine Months Ended
(In thousands)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Other scientific and engineering	$7,373	$5,274	$22,864	$15,530
Environmental and health	1,409	2,447	4,803	6,780

Total segment operating income	8,782	7,721	27,667	22,310

Corporate operating expense	(3,670)	(3,010)	(11,269)	(8,872)

Total operating income	$5,112	$4,711	$16,398	$13,438

Capital Expenditures
	Quarters Ended		Nine Months Ended
(In thousands)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Other scientific and engineering	$568	$462	$1,359	$1,495
Environmental and health	22	47	113	107

Total segment capital expenditures	590	509	1,472	1,602

Corporate capital expenditures	75	45	340	171

Total capital expenditures	$665	$554	$1,812	$1,773

Depreciation and Amortization
	Quarters Ended		Nine Months Ended
(In thousands)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Other scientific and engineering	$547	$545	$1,627	$1,658
Environmental and health	44	44	129	153

Total segment depreciation and amortization	591	589	1,756	1,811

Corporate depreciation and amortization	418	247	1,254	727

Total depreciation and amortization	$1,009	$836	$3,010	$2,538

The Company derived 12% of revenues from agencies of the federal government for the quarter and nine months ended October 1, 2004. No single customer comprised more than 10% of the Company’s revenues for the quarter and nine months ended October 3, 2003.

Note 9: Related Party Transactions

The Company has a contract for software licensing from Durango Software LLC. The husband of Dr. Barbara Peterson, a practice director in the Exponent organization, owns Durango Software. Exponent recorded software licensing expenses related to this contract for the quarter and nine months ended October 1, 2004 of approximately $25,000 and $75,000, respectively. For the quarter and nine months ended October 3, 2003, Exponent recorded approximately $24,000 and $72,000, respectively, in software licensing expenses related to this contract.

Note 10: Goodwill and Other Intangible Assets

At October 1, 2004 and January 2, 2004, goodwill and other intangible assets were comprised of the following:

(In thousands)	October 1, 2004	January 2, 2004
Intangible assets subject to amortization:
Non-competition agreements	$236	$236
Less accumulated amortization	(180)	(136)

	56	100
Goodwill	8,607	8,607

Total goodwill and intangible assets	$8,663	$8,707

Intangible assets subject to amortization are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization expense for intangible assets for the quarter and nine months ended October 1, 2004 was $15,000 and $44,000, respectively. Amortization expense for the quarter and nine months ended October 3, 2003 was approximately $15,000 and $45,000, respectively.

Below is a breakdown of goodwill, net of amortization, reported by segment as of October 1, 2004:

(In thousands)	Environmental and health	Other scientific and engineering	Total
Goodwill, net of amortization	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the quarter ended October 1, 2004.

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

Business Overview

Exponent, Inc. is an engineering and scientific consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers and business consultants brings together more than 70 different technical disciplines to solve complicated issues facing industry and business today. Our services include analysis of product development, product recall, regulatory compliance, discovery of potential problems related to products, people or property and impending litigation, as well as the development of highly technical new products.

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

Substantially all of our engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of our fixed-price engagements we recognize revenue based on the relationship of incurred labor hours at standard rates to our estimate of the total labor hours at standard rates we expect to incur over the term of the contract. We believe this methodology achieves a reliable measure of the revenue from the consulting services we provide to our customers under fixed-price contracts.

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

All consulting contracts are subject to review by management, which requires a positive assessment of the collectibility of contract amounts. If, during the course of the contract, we determine that collection of revenue is not reasonably assured, we do not recognize the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. We assess collectibility based on a number of factors, including past transaction history with the client and project manager, as well as the credit worthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

Estimating the allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for doubtful accounts based upon historical bad debts, customer concentration, customer credit worthiness, current economic conditions and changes in customer payment terms.

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

Valuing goodwill. We assess goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Factors that we consider when evaluating for possible impairment include the following:

•	significant under performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative economic trends.

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

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Quarter Ended October 1, 2004

During the third quarter of fiscal 2004 we had growth in several of our practice areas, resulting in a 6.7% growth in revenue as compared to the same period in fiscal 2003. Total billable hours were 168,000 for the third quarter of fiscal 2004 and 2003. Our revenue growth was the result of higher billing rates and an increase in billable hours for our other scientific and engineering segment. This segment has a higher average billing rate than our environmental and health segment. Technical full-time equivalents increased 6.1% to 503 for the third quarter of fiscal 2004 as compared to 474 during the same period last year. Utilization was 64% for the third quarter of fiscal 2004 as compared to 68% during the same period last year. Through the management of our operating expenses we were able to leverage this revenue growth to improve operating income by 8.5% and net income by 11.4% as compared to the third quarter of fiscal 2003.

Fiscal Quarter Ended October 1, 2004 compared to Fiscal Quarter Ended October 3, 2003

Revenues

	Quarters Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
Other scientific and engineering	$29,271	$26,080	12.2%
Percentage of total revenues	76.9%	73.1%
Environmental and health	8,770	9,577	(8.4)%
Percentage of total revenues	23.1%	26.9%

Total revenues	$38,041	$35,657	6.7%

The increase in revenues for our other scientific and engineering segment was the result of an increase in billable hours and higher billing rates. During the third quarter of fiscal 2004 billable hours for this segment increased by 6.7% to 127,000 as compared to 119,000 during the same period last year. This increase in billable hours was due to an increase in technical full-time equivalents to 363 during the third quarter of fiscal 2004 as compared to 332 during the same period last year. Utilization was 67% for the third quarter of fiscal 2004 as compared to 69% during the same period last year. The decrease in utilization for this segment was primarily due to the timing of the 4th of July holiday, which fell in our third fiscal quarter during 2004 versus our second fiscal quarter during 2003.

The decrease in revenues for our environmental and health segment was primarily due to a decrease in billable hours partially offset by higher billing rates. During the third quarter of fiscal 2004 billable hours for this segment decreased by 16.3% to 41,000 as compared to 49,000 during the same period last year. Technical full-time equivalents for this segment during the third quarter of fiscal 2004 were 140 as compared to 142 for the same period last year. Utilization was 57% for the third quarter of fiscal 2004 as compared to 66% during the same period last year. The decrease in utilization for this segment was due to a decrease in demand for our services and the timing of the 4th of July holiday.

Compensation and Related Expenses

	Quarters Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
Compensation and related expenses	$23,022	$20,573	11.9%
Percentage of total revenues	60.5%	57.7%

The increase in compensation and related expenses was due to the effects of our annual salary increase, an increase in full-time equivalents, higher fringe benefits and an increase in bonuses. Our annual salary increase, which was approximately 5%, took effect at the beginning of April 2004. Technical full-time equivalents increased 6.1% during the third quarter of fiscal 2004 as compared to the same period in fiscal 2003. Fringe benefits increased $583,000, due primarily to increases in workers compensation, payroll taxes, health insurance and employer 401(k) contributions. Bonuses are based on profitability and increased by $244,000 during the third quarter of fiscal 2004 as compared to the same period in fiscal 2003. We expect compensation and related expenses to continue to increase due to the anticipated hiring of additional staff, the impact of our annual salary increases, and an increase in bonuses, which are based on profitability.

Other Operating Expenses

	Quarters Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
Other operating expenses	$4,690	$4,383	7.0%
Percentage of total revenues	12.3%	12.3%

The increase in other operating expenses was primarily due to an increase in the purchase of technical supplies of $83,000, an increase in miscellaneous occupancy costs of $73,000, an increase in office supplies and expenses of $50,000, and an increase in computer supplies and equipment of $32,000. These increases were due to an increase in full-time equivalents. We expect other operating expenses to continue to increase due to the support associated with the anticipated hiring of additional staff and the anticipated expansion of our offices.

Reimbursable Expenses

	Quarters Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
Reimbursable expenses	$2,871	$3,707	(22.6)%
Percentage of total revenues	7.5%	10.4%

The decrease in reimbursable expenses was primarily due to lower purchases of direct technical materials and reimbursable vehicle procurements. Direct technical materials decreased $364,000 and vehicle procurements decreased $245,000. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Quarters Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
General and administrative expenses	$2,346	$2,283	2.8%
Percentage of total revenues	6.2%	6.4%

The increase in general and administrative expenses was due to an increase in accounting and other professional fees of $156,000 partially offset by a reduction in bad debt of $114,000. The increase in accounting and other professional fees was due to higher audit and corporate governance related expenses. The decrease in bad debt expense was primarily due to an increase of $74,000 in recoveries of receivables previously written off. We expect general and administrative expenses to increase slightly.

Other Income and Expense

	Quarters Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
Other income and expense	$266	$163	63.2%
Percentage of total revenues	0.7%	0.5%

Other income and expense consists primarily of investment income and rental income from leasing excess space in our Silicon Valley facility. The increase in other income and expense was primarily due to a $75,000 increase in interest income resulting from higher balances of short-term investments and cash equivalents. We expect other income to continue to increase due to anticipated increases in our average balances of cash and cash equivalents and rising interest rates.

Income Taxes

	Quarters Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
Income taxes	$2,205	$2,026	8.8%
Percentage of total revenues	5.8%	5.7%
Effective tax rate	41.0%	41.6%

The increase in income tax expense during the third quarter of fiscal 2004 was primarily due to the increase in pre-tax income. The lower effective tax rate in the third quarter of fiscal 2004 compared to 2003 was primarily due to an increase in tax-exempt interest income.

Nine Months Ended October 1, 2004 compared to Nine Months Ended October 3, 2003

Revenues

	Nine Months Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
Other scientific and engineering	$88,562	$77,268	14.6%
Percentage of total revenues	76.1%	73.3%
Environmental and health	27,888	28,126	(0.8)%
Percentage of total revenues	23.9%	26.7%

Total revenues	$116,450	$105,394	10.5%

The increase in revenues for our other scientific and engineering segment was the result of an increase in total billable hours and higher billing rates. During the nine months ended October 1, 2004, billable hours for this segment increased by 13.9% to 393,000 as compared to 345,000 during the same period last year. This increase in billable hours was due to an increase in technical full-time equivalents to 358 as compared to 318 during the same period last year and an increase in utilization to 71% as compared to 70% during the same period last year.

The decrease in revenues for our environmental and health segment was primarily due to a decrease in billable hours partially offset by higher billing rates. Billable hours declined 8.3% to 133,000 from 145,000 and utilization declined to 60% from 64% during the same period last year. Technical full-time equivalents decreased to 143 for the nine months ending October 1, 2004, as compared to 144 for the same period last year. The decrease in utilization for this segment was due to a decrease in the demand for our services.

Compensation and Related Expenses

	Nine Month Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
Compensation and related expenses	$69,340	$61,888	12.0%
Percentage of total revenues	59.5%	58.7%

The increase in compensation and related expenses was due to the effects of our annual salary increase, an increase in full-time equivalents, higher fringe benefits and an increase in bonuses. Our annual salary increase, which was approximately 5%, took effect at the beginning of April 2004. Technical full-time equivalents increased 8.4% during the nine months ended October 1, 2004 as compared to the same period last year. Fringe benefits increased $1,292,000, due primarily to increases in payroll taxes, health insurance, workers compensation and employer 401K contributions. Bonuses are based on profitability and increased by $1,264,000 during the nine months ended October 1, 2004 as compared to the same period last year.

Other Operating Expenses

	Nine Months Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
Other operating expenses	$13,917	$13,434	3.6%
Percentage of total revenues	12.0%	12.7%

The increase in other operating expenses was primarily due to the write-off of a foreign real estate investment for $230,000 during the nine months ended October 1, 2004 and a $151,000 increase in computer expenses caused by increased hardware purchases and higher broadband fees.

Reimbursable Expenses

	Nine Months Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
Reimbursable expenses	$9,781	$10,165	(3.8)%
Percentage of total revenues	8.4%	9.6%

The decrease in reimbursable expenses was primarily due to a decrease in purchases of technical materials related to projects in our technology development practice.

General and Administrative Expenses

	Nine Months Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
General and administrative expenses	$7,014	$6,469	8.4%
Percentage of total revenues	6.0%	6.1%

The increase in general and administrative expenses was primarily due to an increase in marketing expenses, other professional fees, bad debt expense and recruiting. Marketing expenses increased by $167,000 due to our efforts to drive revenue growth. Other professional fees increased $121,000 due to higher audit and corporate governance related expenses. Bad debt expense increased $142,000 primarily due to a corresponding increase in revenues during the nine months ended October 1, 2004. Recruiting increased by $60,000 due to our efforts to increase technical full-time equivalents.

Other Income and Expense

	Nine Months Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
Other income and expense	$676	$537	25.9%
Percentage of total revenues	0.6%	0.5%

Other income and expense consists primarily of investment income and rental income from leasing excess space in our Silicon Valley facility. The increase in other income and expense was due to an increase of $240,000 in interest income resulting from higher balances of short-term investments and cash. This increase was partially offset by a decrease in miscellaneous income due to $50,000 received during the first nine months of fiscal 2003 for an insurance claim and the write-off of a note receivable for $30,000 during the first quarter of fiscal 2004.

Income Taxes

	Nine Months Ended		Percent Change
(In thousands)	October 1, 2004	October 3, 2003
Income taxes	$7,000	$5,984	17.0%
Percentage of total revenues	6.0%	5.7%
Effective tax rate	41.0%	42.8%

The lower effective tax rate during the nine months ended October 1, 2004, was primarily due to an increase in tax-exempt interest income and a change in our apportionment to state’s with lower statutory income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

As of October 1, 2004, our cash, cash equivalents and short-term investments were $42.7 million compared to $41.8 million at January 2, 2004. We financed our business for the current period principally through operating cash.

	Nine Months Ended
(In thousands)	October 1, 2004	October 3, 2003
Net cash (used in)/provided by operating activities	$(2,016)	$8,198
Net cash used in investing activities	(11,166)	(12,858)
Net cash provided by/(used in) financing activities	4,904	(607)

The decrease in cash provided by operating activities was primarily due to an increase in accounts receivable of $15.4 million during the nine months ended October 1, 2004 as compared to an increase in accounts receivable of $5.7 million during the same period in fiscal 2003. The increase in accounts receivable during the nine months ended October 1, 2004, was due to increases in revenues and days sales outstanding. Gross revenues, which include sub-contractors, for the nine months ended October 1, 2004, increased by $9.1 million or 8.1%. Days sales outstanding increased to 119 days from 108 days. The increase in days sales outstanding was due to slower collections on several of our largest projects in our technology development practice during the nine months ended October 1, 2004, as compared to the same period in fiscal 2003.

The decrease in net cash used in investing activities was primarily due to a decrease in purchase of short-term investments, net of sales/maturities. This decrease was due to the decrease in cash provided by operations during the nine months ended October 1, 2004.

The increase in net cash provided by financing activities was due primarily to an increase in proceeds from the issuance of our common stock upon the exercise of options. We did not repurchase any of our common stock during the nine months ended October 1, 2004. During the nine months ended October 3, 2003 we repurchased $2.5 million of common stock under our stock repurchase programs.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, strategically acquire professional services firms that are complementary to our business or pay dividends.

During the nine months ended October 1, 2004 we did not repurchase any of our common stock. The following table represents the remaining authorization under our stock repurchase plans as of October 1, 2004 (in thousands):

Board Approval Date	Authorized Repurchases	Repurchases To Date	Remaining Authorization
February 2003	$2,000	$289	$1,711
August 2003	$3,000	$—	$3,000

The following schedule summarizes our principal contractual commitments as of October 1, 2004 (in thousands):

Fiscal year	Operating lease commitments	Capital Leases	Purchase obligations	Total
2004	$1,392	$12	$1,249	$2,653
2005	4,782	64	—	4,846
2006	3,732	54	—	3,786
2007	3,027	45	—	3,072
2008	2,399	5	—	2,404
Thereafter	5,829	27	—	5,856

	$21,161	$207	$1,249	$22,617

We have a revolving reducing mortgage note with a total available borrowing amount of $22.9 million and an outstanding balance of $0 as of October 1, 2004. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

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

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the exposure related to these indemnification agreements in excess of applicable insurance coverage is minimal.

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

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of October 1, 2004 we had $0 outstanding and available borrowings of $22.9 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

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
Date: November 10, 2004

/s/ Michael R. Gaulke
Michael R. Gaulke, President and Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer