Form 10-K
period 2004-12-31
EXPONENT INC
filed 2005-03-15
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the NASDAQ National Market on July 2, 2004, the last business day of the registrant’s most recently completed second quarter, was $186,426,798.

The number of shares of the issuer’s Common Stock outstanding as of March 4, 2005 was 7,922,465.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be held on June 1, 2005, are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2004

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and incorporates by reference, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto under) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in this Report under the heading “Factors That May Affect Future Operating Results and Market Price of Stock” and elsewhere. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements.

PART I

Item 1. Business

GENERAL

The inception of Exponent, Inc. goes back to 1967, with the founding of the partnership Failure Analysis Associates which was incorporated the following year in California and reincorporated in Delaware as Failure Analysis Associates, Inc. in 1988. The Failure Group, Inc. was organized in 1989 as a holding company for Failure Analysis Associates, Inc. and changed its name to Exponent, Inc. in 1998. Exponent, Inc. (“Exponent”, and together with its subsidiaries, the “Company”), is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers, business and regulatory consultants brings together more than 70 different technical disciplines to solve complicated issues facing industry and business today. Our professional staff can perform in-depth scientific research and analysis, or very rapid-response evaluations to provide our clients with the critical information they need.

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

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $85 to $800 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate an engagement at any time. Clients normally agree to indemnify our work and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Exponent’s service offerings are provided through a practice-focused format. Many projects require support from multiple practices. We currently operate 14 practices, including:

•	Biomechanics

•	Civil Engineering

•	Data/Risk Analysis

•	EcoSciences

•	Electrical Engineering

•	Environmental Science

•	Food & Chemicals

•	Health Sciences

•	Human Factors

•	Industrial Structures

•	Mechanical Engineering & Materials Science

•	Technology Development

•	Thermal Sciences

•	Vehicle Analysis

Biomechanics

Exponent’s Biomechanics staff use engineering and biomedical science to explore the cause, nature, and severity of injuries. The type and distribution of injuries, combined with our extensive experience in human injury tolerance, allows us to determine forces and motions that must have occurred to produce the injuries. Through close interaction with our Vehicle Analysis and Human Factors practices, our consultants analyze the human’s overall role in an accident, including likelihood, causation, and severity.

For example, our medical device team utilized a Medicare database with over one billion records—the largest in Exponent history—to research specific health outcomes. This database was obtained with the support of a medical device client interested in learning how its product provided positive health outcomes for patients. With the information provided by the database, Exponent leveraged its expertise in health consulting, biomechanics, and statistics, to evaluate treatment patterns, costs, and outcomes using the Medicare data.

Civil Engineering

Exponent has over 25 years experience investigating all types of structural, hydrological, geotechnical, geological, geomechanical, construction and building problems, from major catastrophes to simple performance failures. The scientific investigation of these events provides our clients with a thorough assessment of damage, as well as expert analysis of causation to be used for purposes of retrofit, repair, claims adjustment, or litigation. Furthermore, we use our experience to help clients before failures occur, to determine the vulnerability of their facilities to damage, and to develop appropriate mitigation measures.

For example we were engaged by the Massachusetts Turnpike Authority to help identify potential errors and omissions by design firms and the construction manager for Boston’s Central Artery and Tunnel Project. Our efforts included identifying and evaluating design errors and omissions and their corresponding economic impact, including analysis of project delays and inefficiencies, determination of the root cause of design modifications, assignment of liability, and an assessment of the construction manager’s conduct.

Data/Risk Analysis

Exponent’s expertise in risk analysis helps quantify how machines, vehicles, consumer products, and components behave in the “real world”—the direct measurement of risk. We advise our clients on whether design changes may increase or decrease risk, or whether overall safety justifies a particular design. Using one of the largest collections of accident and incident data in the world, our Data/Risk Analysis practice reviews “real-world” performance of consumer products, transportation, and other human activity.

For example, our statisticians utilized the National Highway Traffic Safety Administration (NHTSA) Special Crash Investigations for Airbags database and Polk registration data, to show that the risk of fatal or serious injury caused by a passenger side airbag is significantly lower in a particular vehicle as compared to other vehicles.

EcoSciences

Exponent’s ecological scientists provide proven, cost-effective, and scientifically defensible solutions to complex issues. This multidisciplinary team includes terrestrial and aquatic ecologists, toxicologists, fishery scientists and resource management specialists. Our services include ecological risk assessment, natural resource damage assessment, toxicological reviews and analysis, water quality management, and design/monitoring of ecological restoration programs.

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

For example, Exponent is currently working with several electronics manufacturers to critically evaluate pre-production products as an independent third party. This role in the safety evaluation of the client’s pre-production products is important in minimizing risk and product recalls. These clients require an Exponent product safety evaluation report before the product can be released to the market. Products are evaluated based on the client’s safety specifications and also Exponent’s expertise in the field.

Environmental Science

Exponent’s environmental scientists and engineers provide proven, cost-effective, scientifically defensible and realistic assessments and solutions to complex environmental issues. We offer technical, regulatory, and litigation support to industries that include mining and minerals, petrochemicals, forest products, shipbuilding, railroads, aerospace, and defense and trade associations. Our consultants also address hydrological issues related to new housing and office complex developments around the country.

In 2004, we added a new Vice President in the Environmental Sciences area. One of the projects that we are currently working on involves environmental assessment studies of Prince William Sound (Alaska) as a result of the Exxon Valdez oil spill 16 years ago.

Food & Chemicals

Our Food and Chemicals practice includes experienced staff of both technical and regulatory specialists who are experienced in dealing with foods, and with pesticide and non-pesticide products including conventional chemicals, biochemicals, microbials, and products of biotechnology. We provide practical, creative, scientific and regulatory support to meet global business objectives at every stage of the product cycle, from R&D to retail.

For example, we currently manage global regulatory and technical matters for a client’s four active ingredients and associated formulated products. These are multi-year, long-term projects, where the client has outsourced regulatory and technical matters for the compounds to Exponent. This work includes developing and executing global regulatory strategy, placing and monitoring studies, interfacing with the client’s regulatory staff as well as regulatory authorities in a particular country, and supporting Exponent’s client with their own client base.

Health Sciences

Our Health Sciences practice combines the expertise and experience of M.D.s and Ph.D.s to provide a comprehensive perspective on human health issues such as occupational and environmental health, pharmaceuticals, medical devices, and the quality of health care. The practice utilizes our consultants’ expertise in occupational epidemiology to examine possible work-related diseases and injuries related to products such as asbestos, silica, and dioxin. Exponent’s team of toxicologists studies and analyzes industry and regulatory issues relating to products and processes and their effect on humans and their environment.

In 2004, we added additional staff in our Washington, D.C. office and were extremely active in the asbestos, perchlorate, and other toxic tort matters. For example, in response to community concerns due to certain chemicals in the soil from a manufacturing plant, Exponent was retained to conduct a cross-sectional biomonitoring study. Exponent designed the study, conducted most of the data collection, interacted with the laboratories for chemical analysis, conducted statistical analyses, interpreted the study results, and communicated the findings to an independent technical advisory panel of experts, participants, and the community.

Human Factors

Our Human Factors practice analyzes human cognition and behavior to guide product design decisions to provide better product safety and usability. Working in conjunction with other Exponent practices, our scientists look at ways to improve product design, as well as review safety information and training to help change human behavior and reduce accidents.

For example, our consultants analyzed the detectability of two sleeping children in the back of the vehicle and whether they could be seen by the driver during nighttime operation.

Industrial Structures

Our Industrial Structures practice, based in Düsseldorf, Germany, specializes in design and assessment of industrial concrete structures subject to extreme conditions. Exponent’s Düsseldorf office has provided design reviews and assessments on more than 800 structures around the world, and our staff has participated in the creation of several engineering standards.

Mechanical Engineering and Materials Science

Our mechanical engineers and materials scientists have both an academic and “real-world” understanding of their field, including reliability and hazard evaluation, design assessment and materials life prediction. We routinely work with manufacturers to assess risks to their products during their design and manufacturing phases of product development. In addition, we help manufacturers respond to allegations of defective design by the federal regulatory agencies such as the Consumer Product Safety Commission.

For example, we were engaged to analyze potential workmanship and inspection irregularities during fabrication of an offshore petroleum pipeline. After fabrication, the pipeline failed three successive hydrostatic pressure tests as a result of cracking in faulty welds. Exponent consultants digitally scanned, evaluated, graded, and summarized electronic images of x-ray radiographs from a sample of welded pipe joints to characterize the quality of welding and x-ray inspections. Statistical analysis of the results of the radiograph sampling demonstrated the overall poor quality of the installation and inspection. Exponent prepared detailed primary and rebuttal reports and provided testimony at the arbitration held in New York and San Francisco.

Technology Development

Drawing on our multidisciplinary engineering, testing, and failure analysis and prevention expertise, our Technology Development practice specializes in harnessing commercial technologies to develop effective military equipment and systems. In 2004, we continued to support the U.S. Army’s efforts in Afghanistan and Iraq. In the field, our engineers are assisting the Rapid Equipping Force develop technical solutions related to combat issues.

During the second half of 2004, we worked on the initial phase of a project for the U.S. Navy to mitigate the enemy submarine threat by detecting them when they pass an arbitrarily defined boundary. This phase demonstrated the on-sea ad-hoc networking necessary to coordinate the hundreds of semi-autonomous sensors required to secure the boundary. This initial phase was completed successfully toward the end of 2004.

Thermal Sciences

Exponent has investigated and analyzed thousands of fires and explosions ranging from high loss disasters at manufacturing facilities to small insurance claims. Information gained from these analyses has helped us assist clients in assessing preventative measures related to the design of their products.

For example, we provided an analysis of the cause of a fire and explosion onboard a containership, providing consulting support for both the investigation as well as two litigation matters; one in the U.S. and one abroad.

Vehicle Analysis

Our Vehicle Analysis practice provides design analysis, vehicle crash testing, component testing, and accident reconstruction services to clients developing new automotive products, facing unexpected performance issues, or seeking information on how an accident occurred. At our 147-acre Test and Engineering Center in Phoenix, we develop unique test protocols using proprietary tests developed by our consulting staff.

In 2004, we worked with a metropolitan transit agency to review aging vehicles to determine whether they could be effectively repaired or needed replacement. The results of our investigation allowed the agency to realize significant cost savings through more appropriate maintenance, instead of total equipment replacement.

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

In each of the foregoing practices, we believe that the principal competitive factors are: technical capability and breadth of services, ability to deliver services on a timely basis, professional reputation and knowledge of the litigation process. Although we believe that we generally compete favorably in each of these areas, some of our competitors may be able to provide services acceptable to our clients at lower prices.

We believe that the barriers to entry in particular areas of engineering expertise are low and that for many of our technical disciplines, competition is increasing. In response to competitive forces in the marketplace, we continue to explore new markets for our various technical disciplines.

EMPLOYEES

As of December 31, 2004, we employed 743 full-time and part-time employees, including 471 engineering and scientific staff, 109 technical support staff and 163 administrative and support staff. Our highly skilled staff includes 390 employees with advanced degrees, of which 233 employees have achieved the level of Ph.D. or M.D.

ADDITIONAL INFORMATION

The address of our Internet website is www.exponent.com. We make available, free of charge through our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

EXECUTIVE OFFICERS

The executive officers of Exponent and their ages as of March 15, 2005 are as follows:

Name	Age	Position
Roger L. McCarthy, Ph.D.	56	Chairman of the Board of Directors

Michael R. Gaulke	59	President, Chief Executive Officer and Director

Subbaiah V. Malladi, Ph.D.	58	Chief Technical Officer and Director

Larry W. Anderson, Ph.D.	65	Group Vice President

Robert D. Caligiuri, Ph.D.	53	Group Vice President

Paul R. Johnston, Ph.D.	51	Chief Operating Officer

John E. Moalli, Sc.D.	40	Group Vice President

Richard L. Schlenker, Jr.	39	Chief Financial Officer and Corporate Secretary

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

Michael R. Gaulke joined the Company in September 1992, as Executive Vice President and Chief Financial Officer. He was named President in March 1993 and he was appointed as a member of the Board of Directors of the Company in January 1994. He assumed his current role of President and Chief Executive Officer in June 1996. From November 1988 to September 1992, Mr. Gaulke served as Executive Vice President and Chief Financial Officer at Raynet Corporation, a subsidiary of Raychem Corporation. Prior to joining Raynet, Mr. Gaulke was Executive Vice President and Chief Financial Officer of Spectra Physics, Inc., where he was employed from 1979 to 1988. From 1972 to 1979, Mr. Gaulke served as a consultant with McKinsey & Company. Mr. Gaulke is a member of the Board of Directors of Cymer, Inc. and LECG Corporation and serves on the Board of Trustees of the Palo Alto Medical Foundation. Mr. Gaulke received an M.B.A. (1972) in Marketing and Operations from the Stanford University Graduate School of Business and a B.S. (1968) in Electrical Engineering from Oregon State University.

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

In addition, we lease office, warehouse and laboratory space in 22 other locations in 14 states and the District of Columbia, as well as in Germany and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2004 for all leased properties was approximately $4,671,000.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Exponent’s common stock is traded on the NASDAQ National Market under the symbol “EXPO”. The following table sets forth for the fiscal periods indicated the high and low closing sales prices for our common stock.

Stock prices by quarter	High	Low
Fiscal Year Ended January 2, 2004:
First Quarter	$15.25	$12.96
Second Quarter	$17.40	$12.90
Third Quarter	$17.61	$15.31
Fourth Quarter	$23.35	$16.70
Fiscal Year Ended December 31, 2004:
First Quarter	$24.84	$21.33
Second Quarter	$27.17	$22.52
Third Quarter	$27.55	$24.50
Fourth Quarter	$28.11	$26.58
Fiscal Year Ended December 30, 2005:
First Quarter (through March 4, 2005)	$29.50	$22.88

As of March 4, 2005, there were 360 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

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

	Fiscal Year
(In thousands, except per share data)	2004	2003	2002	2001	2000
Consolidated Statements of Income Data:

Revenues before reimbursements	$138,718	$125,943	$115,298	$104,497	$101,598
Revenues	$151,509	$139,676	$126,055	$114,461	$113,027
Operating income	$19,324	$16,902	$14,036	$9,779	$10,843
Income from continuing operations	$12,040	$10,166	$7,924	$6,122	$7,428
Net income	$12,040	$10,166	$7,924	$6,122	$7,782

Income per share from continuing operations:
Basic	$1.56	$1.41	$1.16	$0.94	$1.12
Diluted	$1.41	$1.27	$1.05	$0.85	$1.05

Net income per share:
Basic	$1.56	$1.41	$1.16	$0.94	$1.17
Diluted	$1.41	$1.27	$1.05	$0.85	$1.10

Consolidated Balance Sheet Data:

Cash and cash equivalents	$6,980	$19,490	$22,480	$7,815	$6,379
Short-term investments	$53,066	$22,108	$—	$—	$—
Working capital	$78,921	$57,519	$44,696	$31,747	$24,033
Total assets	$144,081	$121,842	$107,216	$91,034	$85,626
Long-term liabilities	$2,558	$2,411	$1,864	$1,192	$886
Total stockholders’ equity	$116,984	$95,201	$83,786	$70,531	$65,337

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

Overview

Exponent, Inc. is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers, business and regulatory consultants brings together more than 70 different technical disciplines to solve complicated issues facing industry and government today. Our services include analysis of product development or product recall, regulatory compliance, discovery of potential problems related to products, people or property and impending litigation, as well as the development of highly technical new products.

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

Substantially all of our engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of our fixed-price engagements we recognize revenue based on the relationship of incurred labor hours at standard rates to our estimate of the total labor hours at standard rates we expect to incur over the term of the contract. Our estimate of total labor hours we expect to incur over the term of the contract is based on the nature of the project and our past experience on similar projects. We believe this methodology achieves a reliable measure of the revenue from the consulting services we provide to our customers under fixed-price contracts.

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

Estimating the allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for doubtful accounts based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms. As of December 31, 2004, our accounts receivable balance was $38.6 million, net of an allowance for doubtful accounts of $1.5 million.

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets, such as current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2005, we currently believe that we will be able to utilize our deferred tax assets.

Valuing goodwill. We assess the impairment of goodwill annually or more frequently if certain triggering events occur indicating that the carrying value of goodwill may be impaired. Factors that we consider when evaluating for possible impairment include the following:

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

We completed our annual impairment review as of the end of the 47th week of fiscal 2004 and determined that we had no impairment of our goodwill and therefore did not record an impairment charge. As of December 31, 2004, goodwill totaled $8.6 million.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES FOR FISCAL YEARS			PERIOD TO PERIOD CHANGE
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Revenues	100.0%	100.0%	100.0%	8.5%	10.8%

Operating expenses:
Compensation and related expenses	59.9	58.9	60.1	10.3	8.7
Other operating expenses	12.4	12.8	13.9	5.1	2.3
Reimbursable expenses	8.4	9.8	8.5	(6.9)	27.7
General and administrative expenses	6.5	6.4	6.4	11.1	9.7

	87.2	87.9	88.9	7.7	9.6

Operating income	12.8	12.1	11.1	14.3	20.4

Other income, net	0.7	0.6	0.5	35.9	31.5

Income before income taxes	13.5	12.7	11.6	15.3	20.9

Provision for income taxes	5.6	5.4	5.3	11.1	12.1

Net income	7.9%	7.3%	6.3%	18.4%	28.3%

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2004

During fiscal 2004, we had growth in several of our practice areas resulting in an 8.5% increase in revenue as compared to fiscal 2003. Our revenue growth was the result of higher billing rates and an increase in billable hours for our other scientific and engineering segment. This segment has a higher average billing rate than our environmental and health segment. Total billable hours increased 4.0% to 678,000 during fiscal 2004 as compared to 652,000 during fiscal 2003. Technical full-time equivalents increased 5.3% to 499 for fiscal 2004 as compared to 474 during fiscal 2003. Utilization decreased to 65% for fiscal 2004 as compared to 66% during fiscal 2003. Through the management of our operating expenses we were able to leverage this revenue growth to improve operating income by 14.3% and net income by 18.4% as compared to fiscal 2003.

FISCAL YEARS ENDED DECEMBER 31, 2004, AND JANUARY 2, 2004

Revenues

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, as well as reimbursements for outside direct expenses associated with the services performed that are billed to our clients. We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal years ended December 31, 2004 and January 2, 2004 included 52 weeks of activity. The fiscal year ended January 3, 2003 included 53 weeks of activity.

	Fiscal Years		Percent Change
(In thousands)	2004	2003
Other scientific and engineering	$115,558	$103,283	11.9%
Percentage of total revenues	76.3%	73.9%
Environmental and health	35,951	36,393	(1.2)%
Percentage of total revenues	23.7%	26.1%

Total revenues	$151,509	$139,676	8.5%

The increase in revenues for our other scientific and engineering segment during fiscal 2004 was the result of an increase in billable hours and higher billing rates. During fiscal 2004 billable hours for this segment increased by 8.6% to 505,000 as compared to 465,000 during fiscal 2003. This growth in billable hours was due to our ability to attract new and recurring engagements during fiscal 2004. Technical full-time equivalents for this segment increased by 8.2% to 358 during fiscal 2004 as compared to 331 during fiscal 2003. Utilization for this segment was 68% during fiscal 2004 and 2003.

The decrease in revenues for our environmental and health segment during fiscal 2004 was the result of a decrease in billable hours partially offset by higher billing rates. During fiscal 2004 billable hours for this segment decreased by 7.5% to 173,000 as compared to 187,000 during fiscal 2003. This decrease in billable hours was primarily due to a decrease in the volume and size of new and recurring engagements in our Environmental Practice. This practice operates in one of our more competitive markets. In addition, our limited backlog causes variability in our quarterly or annual revenues. Technical full-time equivalents for this segment decreased by 1.4% to 141 during fiscal 2004 as compared to 143 during fiscal 2003. Utilization for this segment was 59% for fiscal 2004 as compared to 63% for fiscal 2003.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

	Fiscal Years		Percent Change
(In thousands)	2004	2003
Compensation and related expenses	$90,760	$82,297	10.3%
Percentage of total revenues	59.9%	58.9%

The increase in compensation and related expenses during fiscal 2004 was due to the effects of our annual salary increase, an increase in full-time equivalents, higher fringe benefits and an increase in bonuses. Our annual salary increase, which was approximately 5%, took effect at the beginning of April 2004. Technical full-time equivalents increased 5.3% during fiscal 2004 as compared to fiscal 2003. Fringe benefits increased $1.3 million due primarily to increases in health insurance, employer 401(k) contributions, workers compensation, and payroll taxes. Bonuses are based on profitability and increased by $1.3 million during fiscal 2004 as compared to fiscal 2003. We expect compensation and related expenses to increase due to the anticipated hiring of additional staff and the impact of our annual salary increases.

Other Operating Expenses

	Fiscal Years		Percent Change
(In thousands)	2004	2003
Other operating expenses	$18,801	$17,897	5.1%
Percentage of total revenues	12.4%	12.8%

The increase in other operating expenses during fiscal 2004 was primarily due to the write-off of a foreign real estate investment for $230,000 during fiscal 2004. Other individually insignificant increases in computer expenses, technical materials, occupancy expenses, and office expenses contributed to the remaining increase. These increases were due to a corresponding increase in full-time equivalents. We anticipate other operating expenses to increase due to the support associated with the anticipated hiring of additional staff and the anticipated expansion of our offices.

Reimbursable Expenses

	Fiscal Years		Percent Change
(In thousands)	2004	2003
Reimbursable expenses	$12,791	$13,733	(6.9)%
Percentage of total revenues	8.4%	9.8%

The decrease in reimbursable expenses during fiscal 2004 was primarily due to a decrease in purchases of technical materials related to projects in our technology development practice.

General and Administrative Expenses

	Fiscal Years		Percent Change
(In thousands)	2004	2003
General and administrative expenses	$9,833	$8,847	11.1%
Percentage of total revenues	6.5%	6.4%

The increase in general and administrative expenses during fiscal 2004 was primarily due to an increase in bad debt expense, outside consulting fees, marketing and business development, and other professional services. The increase in bad debt expense of $296,000 was due to an increase in write-offs during fiscal 2004 as compared to fiscal 2003 and an increase in the allowance for doubtful accounts at year-end. Outside consulting fees increased by $262,000 during fiscal 2004 due primarily to $216,000 in sub-contractor fees related to a potential project with the United States government which was not executed by year-end. Marketing and business development increased by $216,000 due to our efforts to generate new and recurring engagements. Other professional services increased by $166,000 primarily due to corporate governance related expenses.

Other Income and Expense

	Fiscal Years		Percent Change
(In thousands)	2004	2003
Other income and expense	$1,079	$794	35.9%
Percentage of total revenues	0.7%	0.6%

Other income and expense, net, consists primarily of investment income earned on available cash, cash equivalents and short-term investments and rental income from leasing excess space in our Silicon Valley facility. The increase in other income and expense during fiscal 2004 was primarily due to an increase in interest income of $337,000 resulting from higher balances of cash, cash equivalents and short-term investments and an increase in short term interest rates. We anticipate an increase in interest income during 2005 due to expected higher average balances of our cash, cash equivalents, and short-term investments, and expected increases in short-term interest rates.

Income Taxes

	Fiscal Years		Percent Change
(In thousands)	2004	2003
Income taxes	$8,363	$7,530	11.1%
Percentage of total revenues	5.6%	5.4%
Effective tax rate	41.0%	42.6%

The decrease in our effective tax rate during fiscal 2004 was primarily due to an increase in tax-exempt interest income and a change in our apportionment to states with lower statutory income tax rates. We do not expect a significant change to our income tax rate in fiscal 2005.

FISCAL YEARS ENDED JANUARY 2, 2004, AND JANUARY 3, 2003

Revenues

	Fiscal Years		Percent Change
(In thousands)	2003	2002
Other scientific and engineering	$103,283	$93,084	11.0%
Percentage of total revenues	73.9%	73.8%
Environmental and health	36,393	32,971	10.4%
Percentage of total revenues	26.1%	26.2%

Total revenues	$139,676	$126,055	10.8%

The increase in revenues for our other scientific and engineering segment during fiscal 2003 as compared to fiscal 2002 was the result of an increase in billable hours and higher billing rates. During fiscal 2003 billable hours for this segment increased by 5.0% to 465,000 as compared to 443,000 during fiscal 2002. This increase in billable hours was driven by an increase in technical full-time equivalents to 331 as compared to 315 during fiscal 2002 and an increase in utilization to 68% during fiscal 2003 as compared to 67% during fiscal 2002.

The increase in revenues for our environmental and health segment during fiscal 2003 as compared to fiscal 2002 was the result of an increase in billable hours and higher billing rates. During fiscal 2003, billable hours for this segment increased by 2.7% to 187,000 as compared to 182,000 during fiscal 2002. This increase in billable hours was driven by an increase in technical full-time equivalents to 143 as compared to 134 during fiscal 2002 offset by a decrease in utilization to 63% during fiscal 2003 as compared to 65% during fiscal 2002.

Compensation and Related Expenses

	Fiscal Years		Percent Change
(In thousands)	2003	2002
Compensation and related expenses	$82,297	$75,699	8.7%
Percentage of total revenues	58.9%	60.1%

The increase in compensation and related expenses during fiscal 2003 as compared to fiscal 2002 was due to the effects of our annual salary increase, an increase in full-time equivalents, and an increase in bonus expense partially offset by fiscal 2003 having one less week of activity than fiscal 2002. Technical full-time equivalents increased 5.6% during fiscal 2003 as compared to fiscal 2002. Bonuses are based on profitability and increased by $1.1 million during fiscal 2003 as compared to fiscal 2002.

Other Operating Expenses

	Fiscal Years		Percent Change
(In thousands)	2003	2002
Other operating expenses	$17,897	$17,501	2.3%
Percentage of total revenues	12.8%	13.9%

The increase in other operating expenses during fiscal 2003 as compared to fiscal 2002 was primarily due to an increase in occupancy expense of $525,000. The increase in occupancy expense was due to the acquisition of three Novigen offices, the relocation of three existing offices and new lease agreements in several other locations during fiscal 2002. We realized the impact of this additional office space for all of fiscal 2003 as compared to a portion of fiscal 2002.

Reimbursable Expenses

	Fiscal Years		Percent Change
(In thousands)	2003	2002
Reimbursable expenses	$13,733	$10,757	27.7%
Percentage of total revenues	9.8%	8.5%

The increase in reimbursable expenses during fiscal 2003 as compared to fiscal 2002 was primarily due to an increase in purchases of technical materials related to projects in our technology development practice.

General and Administrative Expenses

	Fiscal Years		Percent Change
(In thousands)	2003	2002
General and administrative expenses	$8,847	$8,062	9.7%
Percentage of total revenues	6.4%	6.4%

The increase in general and administrative expenses during fiscal 2003 as compared to fiscal 2002 was primarily due to an increase in travel and meals of $311,000, an increase in tax and license fees of $267,000, and an increase in bad debt expense of $143,000. The increase in travel and meals was due to increased proposal activity. The increase in tax and license fees was primarily due to a non-recurring credit of $310,000 recorded during fiscal 2002 related to the favorable completion of a sales tax audit, which we had previously recorded as an expense. The increase in bad debt expense was due to an increase in write-offs.

Other Income and Expense

	Fiscal Years		Percent Change
(In thousands)	2003	2002
Other income and expense	$794	$604	31.5%
Percentage of total revenues	0.6%	0.5%

The increase in other income and expense during fiscal 2003 as compared to fiscal 2002 was primarily due to an increase in miscellaneous income of $174,000 and an increase in interest income of $16,000. The increase in miscellaneous income was due to the acquisition of two new tenants to lease space in our Silicon Valley facility during fiscal 2002 for which we realized a full year of rental income during 2003. The increase in interest income was due to higher average balances of our cash, cash equivalents, and short-term investments during fiscal 2003.

Income Taxes

	Fiscal Years		Percent Change
(In thousands)	2003	2002
Income taxes	$7,530	$6,716	12.1%
Percentage of total revenues	5.4%	5.3%
Effective tax rate	42.6%	45.9%

The decrease in our effective tax rate during fiscal 2003 as compared to fiscal 2002 was primarily due to the write-off of an expiring capital loss carry-forward of $349,000 during fiscal 2002. Our increase in tax-exempt interest income during fiscal 2003 also contributed to the decrease in our effective tax rate.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) which will be effective in the third quarter of fiscal 2005. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans or related to the discounts we provide under our employee stock purchase plans. Under the new rules, we are required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This will lead to substantial additional compensation expense. The paragraph entitled Stock Based Compensation included in Note 1 to these consolidated financial statements provides the pro forma net income and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during fiscal 2004, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2004	2003	2002
Net cash provided by (used in):
Operating activities	$16,038	$21,664	$16,307
Investing activities	$(34,240)	$(24,706)	$(4,365)
Financing activities	$5,646	$17	$2,687

We financed our business in fiscal 2004 principally through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. At the end of fiscal 2004, we had $60.0 million in cash, cash equivalents and short-term investments compared to $41.6 million at the end of the prior year. We also maintain a revolving reducing mortgage note, secured by our headquarters building. As of December 31, 2004, our available borrowings under this mortgage note were $22.9 million and the outstanding balance was $0.

The decrease in cash provided by operating activities during fiscal 2004 as compared to fiscal 2003 was due to slower collections and a decrease in deferred revenue offset by an increase in net income. Accounts receivable related cash flow slowed as a result of higher days sales outstanding, which increased to 87 days in fiscal 2004 as compared to 82 days in fiscal 2003. The decrease in deferred revenues was due to fewer pre-billed fixed price projects in process at the end of fiscal 2004 as compared to fiscal 2003. These changes were offset by an increase in net income of $1.9 million during fiscal 2004 as compared to fiscal 2003.

The increase in cash provided by operating activities during fiscal 2003 as compared to fiscal 2002 was largely due to an increase in net income, improved collections, an increase in deferred revenues and an increase in accrued payroll and employee benefits. Accounts receivable related cash flow improved as a result of lower days sales outstanding, which were reduced to 82 days in fiscal 2003 as compared to 98 days in fiscal 2002. The increase in deferred revenues was due to more pre-billed fixed price projects in process at the end of fiscal 2003 compared to fiscal 2002. The increase in accrued payroll and employee benefits was due to an increase in accrued bonus, which is calculated based on pre-tax income.

During fiscal 2004 and fiscal 2003 net cash used in investing activities primarily related to the purchase and sale/maturity of short-term investments. We did not purchase any short-term investments during fiscal 2002.

The increase in net cash provided by financing activities during fiscal 2004 as compared to fiscal 2003 was due to an increase in proceeds from the issuance of common stock and a decrease in common stock repurchases. Proceeds from the issuance of common stock are primarily related to the exercise of employee stock options and the purchase of common stock under our employee stock purchase plan. The decrease in net cash provided by financing activities during fiscal 2003 as compared to fiscal 2002 was due to a decrease in proceeds from the issuance of common stock and an increase in common stock repurchases.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, to strategically acquire professional services firms that are complementary to our business and to pay dividends.

The following table represents the remaining authorization under our stock repurchase plans as of December 31, 2004 (in thousands):

Board Approval Date	Authorized Repurchases	Repurchases To Date	Remaining Authorization
February 2003	$2,000	$289	$1,711
August 2003	$3,000	$—	$3,000

Between January 1, 2005 and March 15, 2005 we repurchased 130,415 shares of our common stock under our stock repurchase plans for $3,064,000.

The following schedule summarizes our principal contractual commitments as of December 31, 2004 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2005	$5,262	$60	$176	$5,498
2006	3,955	55	—	4,010
2007	3,246	46	—	3,292
2008	2,628	5	—	2,633
2009	2,332	—	—	2,332
Thereafter	4,026	—	—	4,026

	$21,449	$166	$176	$21,791

We have a revolving reducing mortgage note with a total available borrowing amount of $21.2 million and an outstanding balance of $0 as of March 15, 2005. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated cash needs through at least the next twelve-month period.

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

Customer Concentration

We currently derive and believe that we will continue to derive a significant portion of our revenues from clients, organizations and insurers related to the transportation industry. Transportation industry related engagements accounted for approximately 21% of our revenues for the fiscal year ended December 31, 2004. In addition, we performed engagements for the government sector, which accounted for approximately 15% of our revenues for the fiscal year ended December 31, 2004. The loss of any large client, organization or insurer related to either the transportation industry or government sector could have a material adverse effect on our business, financial condition or results of operations.

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

Variability of Quarterly Financial Results

Variations in our revenues and operating results occur from time to time, as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter, the timing of engagements, the number of working days in a quarter, employee hiring and utilization rates, and integration of companies acquired. Because a high percentage of our expenses, particularly personnel and facilities related, are relatively fixed in advance of any particular quarter, a variation in the timing of the initiation or the completion of our client assignments can cause significant variations in operating results from quarter to quarter.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Exponent is exposed to interest rate risk associated with our balances of cash, cash equivalents and short-term investments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average effective maturities in accordance with the Company’s investment policy. The maximum effective maturity of any issue in our portfolio of cash equivalents and short-term investments is 3 years and the maximum average effective maturity of the portfolio cannot exceed 12 months.

Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investments. We do not use derivative financial instruments in our short-term investment portfolio. The average effective maturity of our investment portfolio of short-term investments and cash equivalents at December 31, 2004 was 0.65 years. Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

We are exposed to some foreign currency exchange rate risk associated with our foreign operations. Given the limited nature of these operations, we believe that any exposure would be minimal.

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of December 31, 2004 we had $0 outstanding and available borrowings of $22.9 million. As of March 15, 2005 our available borrowings under this note decreased to $21.2 million due to the annual reductions in the amount available to be borrowed. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, six months, nine months, or twelve months.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to our directors, code of ethics and compliance with section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Proposal No. 1: Election of Directors,” “Code of Ethics” and “Compliance with Section 16(a) of the Exchange Act.” See Item 1 for information regarding the executive officers of the Company.

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

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Reports of Independent Registered Public Accounting Firm are included herewith:

2.	Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended December 31, 2004, January 2, 2004 and January 3, 2003 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Exponent, Inc.

Page
Schedule II - Valuation and qualifying accounts	47

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page
(a) Exhibit Index	48

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2004	2003	2002
Revenues:
Revenues before reimbursements	$138,718	$125,943	$115,298
Reimbursements	12,791	13,733	10,757

Revenues	151,509	139,676	126,055

Operating expenses:
Compensation and related expenses	90,760	82,297	75,699
Other operating expenses	18,801	17,897	17,501
Reimbursable expenses	12,791	13,733	10,757
General and administrative expenses	9,833	8,847	8,062

	132,185	122,774	112,019

Operating income	19,324	16,902	14,036

Other income:
Interest income, net	471	134	118
Miscellaneous income, net	608	660	486

Income before income taxes	20,403	17,696	14,640

Provision for income taxes	8,363	7,530	6,716

Net income	$12,040	$10,166	$7,924

Net income per share:
Basic	$1.56	$1.41	$1.16
Diluted	$1.41	$1.27	$1.05
Shares used in per share computations:
Basic	7,707	7,196	6,802
Diluted	8,531	7,996	7,538

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

	Fiscal Years
(In thousands, except per share data)	2004	2003
Assets

Current assets:
Cash and cash equivalents	$6,980	$19,490
Short-term investments	53,066	22,108
Accounts receivable, net of allowance for doubtful accounts of $1,503 and $1,248, respectively	38,586	35,844
Prepaid expenses and other assets	2,674	2,255
Deferred income taxes	2,154	2,052

Total current assets	103,460	81,749

Property, equipment and leasehold improvements, net	30,211	30,793
Goodwill	8,607	8,607
Deferred income taxes	130	—
Other assets	1,673	693

	$144,081	$121,842

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$4,330	$4,838
Accrued payroll and employee benefits	18,528	16,528
Deferred revenues	1,681	2,864

Total current liabilities	24,539	24,230

Other liabilities	1,471	169
Deferred income taxes	—	1,211
Deferred rent	1,087	1,031

Total liabilities	27,097	26,641

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value; 20,000 shares authorized; 8,006 and 7,993 shares issued, respectively	8	8
Additional paid-in capital	42,295	36,380
Deferred stock-based compensation	(907)	(69)
Accumulated other comprehensive income	63	94
Retained earnings	75,525	64,237
Treasury stock, at cost: 0 and 695 shares held, respectively	—	(5,449)

Total stockholders’ equity	116,984	95,201

	$144,081	$121,842

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2004	2003	2002
Net income	$12,040	$10,166	$7,924

Other comprehensive income (loss):
Foreign currency translation adjustments	97	129	77
Unrealized (loss) gain arising during the period on short-term investments	(128)	4	—

Comprehensive income	$12,009	$10,299	$8,001

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional paid-in Capital	Deferred stock- based compensation	Accumulated other Comprehensive income (loss)	Retained earnings	Treasury Stock		Total
(In thousands)	Shares	Amount					Shares	Amount
Balance at December 28, 2001	7,923	$8	$33,073	$—	$(116)	$47,810	(1,435)	$(10,244)	$70,531
Employee stock purchase plan	—	—	201	—	—	—	83	614	815
Exercise of stock options	—	—	(201)	—	—	(828)	591	4,874	3,845
Tax benefit for stock option plans	—	—	1,464	—	—	—	—	—	1,464
Stock based compensation	14	—	44	—	—	—	—	—	44
Acquisition of Novigen	55	—	725	—	—	—	—	—	725
Purchase of treasury shares	—	—	—	—	—	—	(127)	(1,623)	(1,623)
Foreign currency translation adjustments	—	—	—	—	77	—	—	—	77
Other	—	—	(16)	—	—	—	—	—	(16)
Net income	—	—	—	—	—	7,924	—	—	7,924

Balance at January 3, 2003	7,992	8	35,290	—	(39)	54,906	(888)	(6,379)	83,786

Employee stock purchase plan	—	—	55	—	—	—	89	1,017	1,072
Exercise of stock options, net of swaps	—	—	(55)	—	—	(835)	250	2,367	1,477
Tax benefit for stock option plans	—	—	924	—	—	—	—	—	924
Stock based compensation	1	—	157	(69)	—	—	—	—	88
Purchase of treasury shares	—	—	—	—	—	—	(146)	(2,454)	(2,454)
Foreign currency translation adjustments	—	—	—	—	129	—	—	—	129
Unrealized gain on investments	—	—	—	—	4	—	—	—	4
Other	—	—	9	—	—	—	—	—	9
Net income	—	—	—	—	—	10,166	—	—	10,166

Balance at January 2, 2004	7,993	8	36,380	(69)	94	64,237	(695)	(5,449)	95,201

Employee stock purchase plan	13	—	1,014	—	—	—	74	494	1,508
Exercise of stock options, net of swaps	—	—	—	—	—	(752)	621	4,955	4,203
Tax benefit for stock option plans	—	—	2,864	—	—	—	—	—	2,864
Stock based compensation	—	—	(19)	275	—	—	—	—	256
Foreign currency translation adjustments	—	—	—	—	97	—	—	—	97
Issuance of restricted stock units	—	—	2,098	(1,113)	—	—	—	—	985
Unrealized loss on investments	—	—	—	—	(128)	—	—	—	(128)
Other	—	—	(42)	—	—	—	—	—	(42)
Net income	—	—	—	—	—	12,040	—	—	12,040

Balance at December 31, 2004	8,006	$8	$42,295	$(907)	$63	$75,525	—	$—	$116,984

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2004	2003	2002
Cash flows from operating activities:
Net income	$12,040	$10,166	$7,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,088	3,368	3,420
Deferred rent expense	56	194	205
Provision for doubtful accounts	1,846	1,144	771
Stock based compensation	256	88	44
Deferred income tax provision	(1,443)	227	683
Tax benefit for stock option plans	2,864	924	1,464
Changes in operating assets and liabilities:
Accounts receivable	(4,588)	1,416	952
Prepaid expenses and other assets	(369)	1,465	(881)
Accounts payable and accrued liabilities	(514)	(542)	224
Accrued payroll and employee benefits	2,985	1,861	1,432
Deferred revenues	(1,183)	1,353	69

Net cash provided by operating activities	16,038	21,664	16,307

Cash flows from investing activities:
Business acquisitions, net	—	—	(2,134)
Capital expenditures	(2,616)	(2,317)	(2,137)
Other assets	264	(125)	(94)
Purchase of short-term investments	(49,735)	(24,070)	—
Sale/maturity of short-term investments	17,847	1,806	—

Net cash used in investing activities	(34,240)	(24,706)	(4,365)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(65)	(78)	(350)
Repurchase of common stock	—	(2,454)	(1,623)
Issuance of common stock	5,711	2,549	4,660

Net cash provided by financing activities	5,646	17	2,687

Effect of foreign currency exchange rates on cash and cash equivalents	46	35	36

Net (decrease) increase in cash and cash equivalents	(12,510)	(2,990)	14,665
Cash and cash equivalents at beginning of year	19,490	22,480	7,815

Cash and cash equivalents at end of year	$6,980	$19,490	$22,480

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal periods 2004 and 2003 were 52 weeks and ended on December 31, 2004 and January 2, 2004, respectively. Fiscal period 2002 was 53 weeks and ended on January 3, 2003.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively, were:

	Fiscal Years
(In thousands)	2004	2003	2002
Gross revenues	$159,017	$149,416	$134,307
Less: Subcontractor fees	7,508	9,740	8,252

Revenues	151,509	139,676	126,055

Reimbursements:
Out-of-pocket travel reimbursements	3,798	3,944	3,841
Other outside direct expenses	8,993	9,789	6,916

	12,791	13,733	10,757

Revenues before reimbursements	$138,718	$125,943	$115,298

Significant management judgments and estimates must be made in connection with the revenues recognized in any accounting period. These judgments and estimates include an assessment of collectibility and, for fixed-price engagements, an estimate as to the total effort required to complete the project. If the Company made different judgments or utilized different estimates, the amount and timing of its revenue for any period could be materially different.

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

Reclassifications

Certain prior period balances have been reclassified to conform with the current year presentation. Net losses (the differences between the treasury stock purchase price and the re-issuance price) related to the re-issuance of treasury stock during fiscal years ended January 2, 2004, January 3, 2003, and December 28, 2001, of $835,000, $828,000, and $564,000, respectively, were re-classified from additional paid-in capital to retained earnings.

Foreign Currency Translation

The Company translates the assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity.

Cash Equivalents

Cash equivalents consist of highly liquid investments such as money market mutual funds, commercial paper and debt securities with original maturities of three months or less.

Short-Term Investments

Short-term investments consist of debt securities classified as available for sale and are carried at their fair value as of the balance sheet date. Short-term investments generally mature between three months and three years from the purchase date. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent investments readily available for current operations. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses are determined on the specific identification method and are reflected in other income. Net unrealized gains and losses are recorded directly in stockholders’ equity except for unrealized losses that are deemed to be other than temporary, which are reflected in net income.

Short-term investments are reviewed on a regular basis to evaluate whether or not any security has experienced an other-than temporary decline in fair value. When assessing short-term investments for other-than-temporary declines in fair value, the Company considers the significance of the decline in value as a percentage of the original cost, how long the market value of the investment has been less than its original cost, and any news that has been released specific to the investee.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations a specific allowance is recorded to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers the Company recognizes allowances for doubtful accounts based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal 2004, 2003 or 2002.

Goodwill and Other Intangible Assets

The Company assesses the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. The Company’s annual goodwill impairment review is completed at the end of the 47th week of each fiscal year. The Company assesses the impairment of intangible assets that are subject to amortization in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, whenever events or changes in circumstances indicate that the carrying value may be impaired. Factors that the Company considers when evaluating for possible impairment include the following:

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

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects. The Company had $1.7 million and $2.9 million in deferred revenues as of December 31, 2004 and January 2, 2004, respectively.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, other assets, accounts payable and long-term debt. The carrying amount of the Company’s cash and cash equivalents, short-term investments, accounts receivable, other assets, accounts payable and debt obligations approximates their fair values, which for debt is based upon current rates available to the Company.

Stock Based Compensation

During fiscal 2004, the Company implemented certain changes to its employee compensation designed to continue to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. Up to 30% of a select group of principals’ and officers’ fiscal 2003 bonus was settled with fully vested restricted stock unit awards issued under the Company’s Restricted Stock Plan. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. On March 12, 2004, fully vested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of principals and officers as a part of their bonus distribution for fiscal 2003. The value of these fully vested restricted stock unit awards as measured on March 12, 2004 was $985,000.

Each individual who received a fully vested restricted stock unit award was also granted a matching number of unvested restricted stock unit awards under the Company’s Restricted Stock Plan. These unvested restricted stock unit awards will vest on March 12, 2008, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions. Unvested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of principals and officers on March 12, 2004. The value of these unvested restricted stock unit awards as measured on March 12, 2004 of $985,000 was recorded as deferred stock-based compensation. This deferred stock-based compensation is being amortized over the four-year vesting period of the awards. During the year ended December 31, 2004, the Company recognized $194,000 in stock-based compensation expense related to these awards, which was classified as compensation and related expenses in the accompanying consolidated statement of net income.

During the second quarter of fiscal 2004, the Company granted 6,018 unvested restricted stock unit awards to certain members of the Board of Directors under the Company’s Restricted Stock Plan. These unvested restricted stock unit awards will vest ratably over a three-year period from the grant date. The holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of the award meets certain service conditions during the vesting period. The value of these unvested restricted stock unit awards as measured on June 2, 2004 of $150,000 was recorded as deferred stock-based compensation. This deferred stock based compensation is being amortized over the three-year vesting period of the awards. During the year ended December 31, 2004, the Company recognized $29,000 in stock-based compensation expense related to these awards, which was classified as general and administrative expenses in the accompanying consolidated statement of net income.

The Company uses the intrinsic value method in accounting for its Employee Stock Purchase Plan and Stock Option Plans, collectively called “Options”. The Options are generally granted at exercise prices equal to the fair value of the Company’s common stock on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Company to disclose pro forma information regarding net income and net income per share as if the Company had accounted for its Options under the fair value method. Under the fair value method, compensation expense is calculated for options granted using a defined valuation technique. The Company uses the Black-Scholes option-pricing model to calculate the fair value of its options. In calculating the fair value of an option at the date of grant, the Black-Scholes option-pricing model requires the input of highly subjective assumptions. The Company used the following weighted average assumptions for 2004, 2003 and 2002:

	Employee Purchase Plan			Stock Option Plan
	2004	2003	2002	2004	2003	2002
Expected life (in years)	0.6	0.6	0.6	4.9	5.6	5.6
Risk-free interest rate	2.6%	1.0%	2.0%	3.7%	3.3%	4.2%
Volatility	29%	38%	37%	47%	51%	62%
Dividend yield	0%	0%	0%	0%	0%	0%

Using the above assumptions, the weighted average fair value of options granted during 2004, 2003 and 2002 was $12.43, $7.47 and $7.60, respectively.

Had the Company determined compensation cost based on the estimated fair value at the grant date for its Options under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated in the following table:

	Fiscal Years
(In thousands, except per share data)	2004	2003	2002
Net income, as reported:	$12,040	$10,166	$7,924
Add back:
Intrinsic value stock-based compensation expense, net of tax	151	51	24
Deduct:
Fair value stock-based compensation expense, net of tax	(1,804)	(2,192)	(1,866)

Net income, pro-forma:	$10,387	$8,025	$6,082

Net income per share:
As reported:
Basic	$1.56	$1.41	$1.16
Diluted	$1.41	$1.27	$1.05
Pro-forma:
Basic	$1.35	$1.12	$0.89
Diluted	$1.23	$1.03	$0.83

Shares used in per share calculations:
As reported:
Basic	7,707	7,196	6,802
Diluted	8,531	7,996	7,538
Pro-forma:
Basic	7,707	7,196	6,802
Diluted	8,418	7,815	7,345

Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2004	2003	2002
Shares used in basic per share computation	7,707	7,196	6,802
Effect of dilutive common stock options outstanding	816	800	736
Effect of dilutive restricted stock units outstanding	8	—	—

Shares used in diluted per share computation	8,531	7,996	7,538

There were no options excluded from the diluted per share calculation for the fiscal years ended December 31, 2004 and January 2, 2004. Common stock options to purchase 29,010 shares were excluded from the diluted per share calculation for the fiscal year ended January 3, 2003 due to their antidilutive effect.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) which will be effective in the third quarter of fiscal 2005. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plans or related to the discounts the Company provides under its employee stock purchase plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This will lead to substantial additional compensation expense. The paragraph entitled Stock Based Compensation included in Note 1 to these consolidated financial statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during fiscal 2004, 2003 and 2002.

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2004:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Classified as current assets:
Cash	$4,637	$—	$—	$4,637

Cash equivalents:

Money market securities	43	—	—	43

State and municipal bonds	2,300	—	—	2,300

Total cash equivalents	2,343	—	—	2,343

Total cash and cash equivalents	6,980	—	—	6,980

Short-term investments:

State and municipal bonds	53,190	1	(125)	53,066

Total short-term investments	53,190	1	(125)	53,066

Total cash, cash equivalents and short-term investments	$60,170	$1	$(125)	$60,046

Cash, cash equivalents and short-term investments consisted of the following as of January 2, 2004:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$5,056	$—	$—	$5,056

Cash equivalents:

Money market securities	114	—	—	114

State and municipal bonds	14,320	—	—	14,320

Total cash equivalents	14,434	—	—	14,434

Total cash and cash equivalents	19,490	—	—	19,490

Short-term investments:

Commercial paper	500	—	—	500

State and municipal bonds	21,604	8	(4)	21,608

Total short-term investments	22,104	8	(4)	22,108

Total cash, cash equivalents and short-term investments	$41,594	$8	$(4)	$41,598

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and municipal bonds	$39,557	$(125)	$—	$—	$39,557	$(125)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. All cash equivalents and short-term investments had effective maturities of three years or less, with an average effective maturity of 0.65 years as of December 31, 2004.

Note 3: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2004	2003
Property:
Land	$4,450	$4,450
Buildings	32,561	32,495
Construction in progress	461	88
Equipment:
Machinery and equipment	17,948	24,686
Office furniture and equipment	5,070	5,577
Leasehold improvements	5,722	5,603

	66,212	72,899

Less accumulated depreciation and amortization	36,001	42,106

Property, equipment and leasehold improvements, net	$30,211	$30,793

Construction in progress relates to improvements to leased facilities and the Company’s Silicon Valley headquarters.

Depreciation and amortization for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, was $3,232,000, $3,308,000 and $3,375,000, respectively.

Note 4: Goodwill and Other Intangible Assets

As of December 31, 2004 and January 2, 2004, the Company had $8.6 million in goodwill. As of December 31, 2004 and January 2, 2004, the Company also had $47,000 and $100,000, respectively, of other intangible assets that it will continue to amortize over the remaining useful lives. The Company completed its annual goodwill impairment tests as of November 26, 2004 and November 28, 2003 and determined that the carrying amount of goodwill was not impaired.

At December 31, 2004 and January 2, 2004, goodwill and intangible assets were comprised of the following:

	Fiscal Years
(In thousands)	2004	2003
Intangible assets subject to amortization:

Non-competition agreements	$236	$236
Less accumulated amortization	(189)	(136)

	47	100
Goodwill	8,607	8,607

Total goodwill and intangible assets	$8,654	$8,707

Intangible assets subject to amortization are included in other assets in the accompanying consolidated balance sheets. Amortization of intangible assets was approximately $53,000 and $60,000 for fiscal 2004 and fiscal 2003, respectively. Amortization expense for these intangible assets is projected to be approximately $34,000 and $13,000 in fiscal 2005 and fiscal 2006, respectively.

Below is a breakdown of goodwill, net of amortization, reported by segment as of December 31, 2004:

(In thousands)	Environmental and health	Other scientific and engineering	Total
Goodwill, net of amortization	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the year ended December 31, 2004. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the year ended December 31, 2004.

Note 5: Long-term Obligations

	Fiscal Years
(In thousands)	2004	2003
Capital leases	$166	$197
Deferred compensation	1,337	—
Other	28	27

	1,531	224
Less current installments	60	55

Long-term obligations, net of current portion	$1,471	$169

Principal payments due on capital lease obligations are $60,000, $55,000, $46,000, $5,000 and $0 in fiscal 2005 through fiscal 2009, respectively, and $0 thereafter. See Note 9 for information regarding the Company’s deferred compensation plan.

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30.0 million, is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008, as scheduled in the Mortgage Note agreement. As of December 31, 2004, $22.9 million was available to be borrowed and the outstanding balance was $0. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the Mortgage Note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty.

Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2004	2003
Billed accounts receivable	$27,291	$25,498
Unbilled accounts receivable	12,798	11,594
Allowance for doubtful accounts	(1,503)	(1,248)

Total accounts receivable, net	$38,586	$35,844

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2004	2003
Accounts payable	$3,113	$3,380
Accrued liabilities	1,217	1,458

Total accounts payable and other accrued liabilities	$4,330	$4,838

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2004	2003
Accrued bonuses payable	$9,897	$8,648
Accrued 401(k) contributions	4,320	4,006
Accrued vacation	3,623	3,321
Other accrued payroll and employee benefits	688	553

Total accrued payroll and employee benefits	$18,528	$16,528

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs.

Note 7: Income Taxes

Total income tax expense for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003 consisted of the following:

	Fiscal Years
(In thousands)	2004	2003	2002
Current
Federal	$8,039	$6,005	$4,926
State	1,767	1,298	1,107

	9,806	7,303	6,033
Deferred
Federal	(1,184)	182	554
State	(259)	45	129

	(1,443)	227	683

Total	$8,363	$7,530	$6,716

The Company’s effective tax rate differs from the statutory federal tax rate as shown in the following schedule:

	Fiscal Years
(In thousands)	2004	2003	2002
Tax at federal statutory rate	$7,141	$6,194	$5,124
State taxes, net of federal benefit	983	879	763
Tax exempt interest income	(165)	(37)	—
Non-deductible expenses	172	186	396
Expiration of capital loss carryforward	—	—	288
Other	232	308	145

Tax expense	$8,363	$7,530	$6,716

Effective tax rate	41.0%	42.6%	45.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and January 2, 2004 are presented in the following schedule:

	Fiscal Years
(In thousands)	2004	2003
Deferred tax assets:
Deferred compensation	$577	$—
Accrued liabilities and allowances	3,269	2,108

Total deferred tax assets	3,846	2,108

Deferred tax liabilities:
State taxes	(146)	(55)
Deductible goodwill	(872)	(610)
Property, equipment and leasehold improvements	(526)	(592)
Other	(18)	(10)

Total deferred tax liabilities	(1,562)	(1,267)

Net deferred tax assets	$2,284	$841

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003 the net deduction in tax payable arising from employees’ stock option activity was $2,864,000, $924,000 and $1,464,000 respectively.

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

Employee Stock Purchase Plan

The Company authorized 400,000 shares of common stock for issuance under the original 1992 Employee Stock Purchase Plan (The “Purchase Plan”). All shares initially authorized under the Purchase Plan were distributed by the second quarter of fiscal 1999. At the 1999 Stockholders’ Meeting an amendment to the Purchase Plan was approved. This amendment authorized an additional 400,000 shares for distribution and also inserted a clause in the Purchase Plan that states “that an annual increase can be added on each anniversary date of the adoption of the Plan equal to the lesser of: 200,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors.” The Board of Directors approved increases to this plan of 185,000 shares, 200,000 shares and 195,000 shares in 2004, 2003 and 2002, respectively.

Qualified employees may elect to have a certain percentage (not to exceed 15%) of their salary withheld for purchase of stock pursuant to this plan. The Purchase Plan allows employees to purchase Company shares at 85% of the lower of the fair market value of the common stock at the beginning or ending of the offering period of up to one year. As of December 31, 2004, 917,054 shares have been sold and 672,946 shares were available for issuance under the Purchase Plan. Weighted average purchase prices for shares sold under the plan in fiscal 2004, 2003 and 2002 were $17.36, $12.04 and $9.84, respectively.

Restricted Stock Plan

The Restricted Stock Plan was approved at the 1999 Stockholders’ Meeting. The terms of the restrictions are to be determined by the Board of Directors upon grant. This plan initially provided for 100,000 shares to be available for grant and includes a clause that states “an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 200,000 shares, 2% of outstanding shares on such date or a lesser amount determined by the Board of Directors.” The Board of Directors approved increases of 152,000 shares, 143,000 shares and 130,000 shares in 2004, 2003 and 2002, respectively. As of December 31, 2004, 92,564 shares have been granted under the 1999 Restricted Stock Plan and 696,228 shares were available for grant. The Company recognized $223,000 in stock-based compensation expense related to the Restricted Stock Plan in fiscal 2004.

Stock Option Plans

The 1999 Stock Option Plan was approved at the 1999 Stockholders’ Meeting. The 1999 Stock Option Plan is an incentive stock option plan, which provided initially for 400,000 shares to be available for grant. The plan includes a clause that states “that an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 300,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors.” The Board of Directors approved increases of 228,000 shares, 215,000 shares and 195,000 shares in 2004, 2003 and 2002, respectively. The plan provides for a grant of incentive stock options, non-statutory stock options and stock purchase rights at an exercise price equal to the fair market value of the shares at the date of grant. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of December 31, 2004, the Company has granted 1,085,000 shares under the 1999 Stock Option Plan, 733,750 of which are outstanding.

The 1998 Stock Option Plan is a non-statutory stock option plan, which initially covered up to an aggregate of 300,000 shares of common stock. The Board of Directors approved increases of 0 shares, 0 shares and 202,000 shares in 2004, 2003 and 2002, respectively. The 1998 Stock Option Plan provides for the grant of restricted stock or of non-qualified options. The non-qualified options are exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of December 31, 2004, the Company has granted 762,884 shares under the 1998 Stock Option Plan, of which 35,998 were restricted shares. There were 241,188 shares outstanding under this plan at December 31, 2004. The Company recognized $33,000, $88,000 and $44,000 in stock-based compensation expense related to the 1998 Stock Option Plan in fiscal 2004, 2003 and 2002, respectively.

The 1990 Stock Option Plan is an incentive stock option plan, which covers up to an aggregate of 2,000,000 shares of common stock. This plan expired in 2000. The 1990 Stock Option Plan provided for the grant of either incentive stock options, exercisable at a price equal to the fair market value of the shares at the date of grant, or non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. All 2,000,000 shares have been granted, of which 482,988 shares were outstanding as of December 31, 2004.

Option activity under the stock option plans is as follows1:

	Options available for grant	Number of options outstanding	Weighted- average exercise price
Balance as of December 28, 2001	285,492	2,428,734	$7.29
Options granted	(341,792)	341,792	12.85
Options cancelled	22,125	(22,125)	9.69
Options exercised	—	(590,944)	6.51
Options expired	(3,500)	—	—
Additional shares Reserved	397,000	—	—

Balance as of January 3, 2003	359,325	2,157,457	$8.37
Options granted	(248,459)	248,459	14.05
Options cancelled	41,250	(41,250)	11.66
Options exercised	—	(274,975)	6.67
Options expired	(1,500)	—	—
Additional shares Reserved	215,000	—	—

Balance as of January 2, 2004	365,616	2,089,691	$9.20
Options granted	(77,500)	77,500	23.40
Options cancelled	27,919	(27,919)	9.23
Options exercised	—	(681,346)	7.76
Options expired	—	—	—
Additional shares Reserved	228,000	—	—

Balance as of December 31, 2004	544,035	1,457,926	$10.63

[1]	Does not include restricted stock or employee stock purchase plans

Information regarding options outstanding at December 31, 2004 is summarized below:

	Outstanding			Exercisable
Range of exercise price	Number of options	Weighted- average remaining life in years	Weighted- average exercise price	Number of shares	Weighted average exercise price
$5.12-$6.88	321,688	3.17	$6.12	321,688	$6.12
$7.22-$8.88	294,300	4.95	$7.98	294,300	$7.98
$9.00-$11.72	317,125	5.36	$10.54	236,250	$10.35
$11.77-$13.98	338,773	7.50	$13.18	102,500	$13.07
$14.03-$15.35	108,540	8.24	$14.34	23,750	$14.38
$22.61-$27.52	77,500	9.23	$23.40	—	$—

	1,457,926	5.71	$10.63	978,488	$8.63

Note 9: Retirement Plans

The Company provides a 401(k) plan for its employees whereby the Company contributes to each eligible employee’s 401(k) account, 7% of the employee’s eligible base salary plus overtime, regardless of the amount contributed by the employee. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $4,026,000, $3,633,000 and $3,539,000 in fiscal 2004, 2003 and 2002, respectively.

On March 1, 2004, the Company adopted a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. The purpose of the plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide termination of employment and related benefits. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held by a rabbi trust and are subject to the claims of the Company’s creditors. As of December 31, 2004, the invested amounts under the plan totaled $1,337,000 and were recorded as a long-term asset on the Company’s balance sheet. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of December 31, 2004, amounts due under the plan totaled $1,337,000 and were recorded as a long-term liability on the Company’s balance sheet. Changes in the liability were recorded as adjustments to compensation expense. During the year ended December 31, 2004, the Company recognized compensation expense of $110,000 as a result of an increase in the market value of the trust assets, with the same amount being recorded as other income.

Note 10: Commitments and Contingencies

The following is a summary of the future minimum payments, net of sub-lease income, required under non-cancelable operating leases, with terms in excess of one year, as of December 31, 2004:

(In thousands) Fiscal year	Lease commitments	Sub-lease income	Total
2005	$5,262	$(303)	$4,959
2006	3,955	(274)	3,681
2007	3,246	(180)	3,066
2008	2,628	(46)	2,582
2009	2,332	—	2,332
Thereafter	4,026	—	4,026

	$21,449	$(803)	$20,646

As of December 31, 2004 the Company had outstanding purchase obligations of $176,000.

Total rent expense from property leases in 2004, 2003 and 2002 was $4,671,000, $4,745,000 and $4,344,000, respectively. Total expense from other operating leases and commitments in 2004, 2003 and 2002 was $1,018,000, $823,000 and $764,000, respectively.

From time to time, the Company may be subject to legal and other claims that arise in the ordinary course of business. In the opinion of management,

there are currently no matters that would have a material adverse effect on the Company’s consolidated financial position, if unfavorably resolved.

Note 11: Other Income, Net

Interest and other income, net, consisted of the following:

	Fiscal Years
(In thousands)	2004	2003	2002
Interest income	$489	$156	$141
Interest expense	(18)	(22)	(23)
Rental income	477	451	365
Other	131	209	121

Total	$1,079	$794	$604

Note 12: Client and Industry Credit Risk

The Company serves clients in various segments of the economy. During 2004, 2003 and 2002 the Company provided services representing approximately 21%, 18% and 19%, respectively, of revenues to clients and to organizations and insurers acting on behalf of clients in the transportation industry. In addition, during 2004, 2003 and 2002 the Company derived approximately 15%, 13% and 7%, respectively, of revenues from professional services provided to government agencies and contractors.

The Company derived 11% of revenues from agencies of the federal government for the years ended December 31, 2004 and January 2, 2004. No single customer comprised more than 10% of the Company’s revenues for the year ended January 3, 2003.

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

Note 14: Related Party Transactions

Novigen Sciences, Inc. has a contract for software licensing from Durango Software LLC. The husband of Dr. Barbara Peterson, the former president of Novigen, owns Durango Software. Dr. Peterson is now a practice director in the Exponent organization. Exponent recorded software licensing expenses related to this contract and consulting fees of $165,000, $95,000 and $51,000 during fiscal years 2004, 2003 and 2002, respectively. The terms of this contract call for a payment of $135,000 in fiscal 2005.

Note 15: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2004	2003	2002
Cash paid during the year:
Interest	$13	$40	$57
Income taxes	$6,726	$5,238	$5,312

Non-cash investing and financing activities:
Capital leases for equipment	$34	$72	$116
Common stock issued for acquisition of Novigen	$—	$—	$725
Unrealized (loss) gain on short-term investments	$(128)	$4	$—
Vested stock unit awards issued to settle accrued bonus	$985	$—	$—
Deferred stock-based compensation	$1,094	$—	$—

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

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2004, 2003 and 2002. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003.

Revenues

	Fiscal Years
(In thousands)	2004	2003	2002
Other scientific and engineering	$115,558	$103,283	$93,084
Environmental and health	35,951	36,393	32,971

Total revenues	$151,509	$139,676	$126,055

Operating Income

	Fiscal Years
(In thousands)	2004	2003	2002
Other scientific and engineering	$27,905	$20,941	$18,787
Environmental and health	5,905	7,768	7,084

Total segment operating income	33,810	28,709	25,871

Corporate operating expense	(14,486)	(11,807)	(11,835)

Total operating income	$19,324	$16,902	$14,036

Assets

	Fiscal Years
(In thousands)	2004	2003
Other scientific and engineering	$47,114	$45,467
Environmental and health	12,676	11,782

Total segment assets	59,790	57,249

Corporate assets	84,291	64,593

Total assets	$144,081	$121,842

Capital Expenditures

	Fiscal Years
(In thousands)	2004	2003	2002
Other scientific and engineering	$1,949	$1,895	$1,593
Environmental and health	123	164	184

Total segment capital expenditures	2,072	2,059	1,777

Corporate capital expenditures	544	258	360

Total capital expenditures	$2,616	$2,317	$2,137

Depreciation and Amortization

	Fiscal Years
(In thousands)	2004	2003	2002
Other scientific and engineering	$2,175	$2,197	$2,288
Environmental and health	172	196	218

Total segment depreciation and amortization	2,347	2,393	2,506

Corporate depreciation and amortization	1,741	975	914

Total depreciation and amortization	$4,088	$3,368	$3,420

Information regarding Exponent’s operations in different geographical areas:

Revenues 1

	Fiscal Years
(In thousands)	2004	2003	2002
United States	$142,324	$134,251	$123,010
Foreign Countries	9,185	5,425	3,045

Total	$151,509	$139,676	$126,055

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2004	2003
United States	$30,073	$30,642
Foreign Countries	138	151

Total	$30,211	$30,793

[1]	Geographic revenues are allocated based on the location of the client.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2004 (In thousands, except per share data)	April 2, 2004	July 2, 2004	October 1, 2004	December 31, 2004
Revenues before reimbursements	$35,925	$35,574	$35,170	$32,049
Revenues	38,766	39,643	38,041	35,059
Operating income	5,807	5,479	5,112	2,926
Income before income taxes	5,971	5,725	5,378	3,329

Net income	$3,521	$3,380	$3,173	$1,966

Net income per share
Basic	$0.48	$0.45	$0.41	$0.25
Diluted	$0.43	$0.40	$0.37	$0.23
Shares used in per share computations
Basic	7,326	7,562	7,834	8,008
Diluted	8,265	8,493	8,645	8,737

Fiscal 2003 (In thousands, except per share data)	April 4, 2003	July 4, 2003	October 3, 2003	January 2, 2004
Revenues before reimbursements	$31,471	$31,808	$31,950	$30,714
Revenues	34,815	34,922	35,657	34,282
Operating income	4,155	4,572	4,711	3,464
Income before income taxes	4,371	4,730	4,874	3,721

Net income	$2,469	$2,674	$2,848	$2,175

Net income per share
Basic	$0.35	$0.37	$0.39	$0.30
Diluted	$0.32	$0.34	$0.36	$0.27
Shares used in per share computations
Basic	7,113	7,215	7,212	7,246
Diluted	7,790	7,932	7,986	8,173

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries as of December 31, 2004 and January 2, 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule II. These consolidated financial statements and related schedule are the responsibility of the management of Exponent, Inc. Our responsibility is to express an opinion on these consolidated financial statements and related schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of December 31, 2004 and January 2, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Exponent, Inc.’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Mountain View, California

March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that Exponent, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Exponent, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Exponent, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Exponent, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Exponent, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exponent, Inc. and subsidiaries as of December 31, 2004 and January 2, 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP

Mountain View, California

March 14, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: March 15, 2005	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Chief Financial Officer and
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael R. Gaulke	Chief Executive Officer, President and Director	March 15, 2005
Michael R. Gaulke

/s/ Richard L. Schlenker, Jr.	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 15, 2005
Richard L. Schlenker, Jr.

/s/ Roger L. McCarthy	Chairman of the Board	March 15, 2005
Roger L. McCarthy

/s/ Subbaiah V. Malladi	Chief Technical Officer and Director	March 15, 2005
Subbaiah V. Malladi

/s/ Edward J. Keith	Vice Chairman of the Board	March 15, 2005
Edward J. Keith

/s/ Samuel H. Armacost	Director	March 15, 2005
Samuel H. Armacost

/s/ Barbara M. Barrett	Director	March 15, 2005
Barbara M. Barrett

/s/ Leslie G. Denend	Director	March 15, 2005
Leslie G. Denend

/s/ Jon R. Katzenbach	Director	March 15, 2005
Jon R. Katzenbach

/s/ Stephen C. Riggins	Director	March 15, 2005
Stephen C. Riggins

Schedule II

Valuation and Qualifying Accounts

		Additions	Deletions [1]
(In thousands)	Balance at Beginning of Year	Provision Charged to Expenses/ Revenues	Accounts Written-off Net of Recoveries	Balance at End of Year
Year Ended December 31, 2004 Allowance for Doubtful Accounts	$1,248	$1,846	$(1,591)	$1,503

Year Ended January 2, 2004 Allowance for Doubtful Accounts	$1,493	$1,144	$(1,389)	$1,248

Year Ended January 3, 2003 Allowance for Doubtful Accounts	$1,865	$771	$(1,143)	$1,493

[1]	Balance includes currency translation adjustments.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Registration statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference to the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.1	1990 Stock Option and Rights Plan, as amended through March 31, 1993 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

*10.2	Form of Incentive Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.3	Form of Nonqualified Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.4	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

10.5	Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1994).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.7	Revolving reducing note with Wells Fargo Bank dated January 27, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.8	Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.9	Exponent, Inc. Employee Stock Purchase Plan, as amended and restated March 23, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.12	First Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.13	Second Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.14	Third Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.16	Fourth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2004).

*10.17	Exponent Nonqualified Deferred Compensation Plan.

21.1	List of subsidiaries.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification of Chief Executive Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer as required by Rule 13a – 14(b) of the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer as required by Rule 13a – 14(b) of the Securities Exchange Act of 1934.

*	Indicates management compensatory plan, contract or arrangement.