Form 10-Q
period 2005-04-01
EXPONENT INC
filed 2005-05-11
CIK 851520

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2005
Common Stock $.001 par value	7,976,990 shares

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

April 1, 2005 and December 31, 2004

(in thousands, except share data)

(unaudited)

	April 1, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,990	$4,680
Short-term investments	52,012	55,366
Accounts receivable, net of allowance for doubtful accounts of $1,995 and $1,503 at April 1, 2005 and December 31, 2004, respectively	44,070	38,586
Prepaid expenses and other assets	2,661	2,674
Deferred income taxes	2,594	2,205

Total current assets	104,327	103,511

Property, equipment and leasehold improvements, net	30,509	30,211
Goodwill	8,607	8,607
Other assets	3,598	1,803

	$147,041	$144,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,710	$4,330
Accrued payroll and employee benefits	14,848	18,528
Deferred revenues	1,297	1,681

Total current liabilities	22,855	24,539

Other liabilities	2,563	1,484
Deferred rent	1,115	1,087

Total liabilities	26,533	27,110

Stockholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 8,052,880 and 8,005,644 shares issued at April 1, 2005 and December 31, 2004, respectively	8	8
Additional paid-in capital	45,350	42,282
Deferred stock-based compensation	(2,152)	(907)
Accumulated other comprehensive income	36	114
Retained earnings	79,392	75,525
Treasury stock, at cost, 90,253 and 0 shares held at April 1, 2005 and December 31, 2004, respectively	(2,126)	—

Total stockholders’ equity	120,508	117,022

	$147,041	$144,132

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended April 1, 2005 and April 2, 2004

(in thousands, except per share data)

(unaudited)

	Quarters Ended
	April 1, 2005	April 2, 2004
Revenues:
Revenues before reimbursements	$36,929	$35,925
Reimbursements	2,267	2,841

Revenues	39,196	38,766

Operating expenses:
Compensation and related expenses	23,881	22,937
Other operating expenses	4,664	4,841
Reimbursable expenses	2,267	2,841
General and administrative expenses	2,329	2,340

	33,141	32,959

Operating income	6,055	5,807

Other income:
Interest income, net	234	93
Miscellaneous income, net	114	71

	348	164

Income before income taxes	6,403	5,971
Income taxes	2,536	2,450

Net income	$3,867	$3,521

Net income per share:
Basic	$0.48	$0.48
Diluted	$0.45	$0.42

Shares used in per share computations:
Basic	8,023	7,336
Diluted	8,673	8,298

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters Ended April 1, 2005 and April 2, 2004

(in thousands)

(unaudited)

	Quarters Ended
	April 1, 2005	April 2, 2004
Net income	$3,867	$3,521
Other comprehensive income (loss):
Foreign currency translation adjustments	(41)	12
Unrealized loss on short-term investments, net of taxes	(37)	(13)

Comprehensive income, net of taxes	$3,789	$3,520

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended April 1, 2005 and April 2, 2004

(in thousands)

(unaudited)

	Quarters Ended
	April 1, 2005	April 2, 2004
Cash flows from operating activities:
Net income	$3,867	$3,521
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,126	984
Deferred rent expense	28	56
Provision for doubtful accounts	640	553
Stock-based compensation	96	27
Deferred income tax provision	(1,087)	—
Tax benefit for stock option plans	266	—
Changes in operating assets and liabilities:
Accounts receivable	(6,124)	(5,913)
Prepaid expenses and other assets	(11)	410
Accounts payable and accrued liabilities	2,380	155
Accrued payroll and employee benefits	(2,339)	(1,789)
Deferred revenues	(384)	(1,589)

Net cash used in operating activities	(1,542)	(3,585)

Cash flows from investing activities:
Capital expenditures	(1,096)	(457)
Other assets	8	238
Purchase of short-term investments	(19,398)	(18,252)
Sale/maturity of short-term investments	22,382	17,820

Net cash provided by (used in) investing activities	1,896	(651)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(21)	(19)
Repurchase of common stock	(3,064)	—
Issuance of common stock	1,058	806

Net cash (used in) provided by financing activities	(2,027)	787

Effect of foreign currency exchange rates on cash and cash equivalents	(17)	(2)

Net decrease in cash and cash equivalents	(1,690)	(3,451)
Cash and cash equivalents at beginning of period	4,680	5,666

Cash and cash equivalents at end of period	$2,990	$2,215

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters Ended April 1, 2005 and April 2, 2004

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the fiscal quarters ended April 1, 2005 and April 2, 2004, are not necessarily representative of the results of future quarterly or annual periods.

Reclassifications. Certain prior period balances have been reclassified to conform to the current period presentation. The Company reclassified $2,300,000 in variable rate demand obligations from cash and cash equivalents to short-term investments on the fiscal 2004 condensed consolidated balance sheet. The reclassification to short-term investments is based on the latest interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95 (“SFAS 95”), “Statement of Cash Flows”.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set-up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters ended April 1, 2005 and April 2, 2004 are as follows:

	Quarters Ended
(In thousands)	April 1, 2005	April 2, 2004
Gross revenues	$41,767	$40,593
Less: Subcontractor fees	2,571	1,827

Revenues	39,196	38,766

Reimbursements:
Out-of-pocket travel reimbursements	815	1,003
Other outside direct expenses	1,452	1,838

	2,267	2,841

Revenues before reimbursements	$36,929	$35,925

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended
(In thousands)	April 1, 2005	April 2, 2004
Shares used in basic per share computation	8,023	7,336
Effect of dilutive common stock options outstanding	631	951
Effect of dilutive restricted stock units outstanding	19	11

Shares used in diluted per share computation	8,673	8,298

Common stock options to purchase 22,500 shares were excluded from the diluted per share calculation for the fiscal quarter ended April 1, 2005, due to their antidilutive effect. There were no options excluded from the diluted per share calculation for the fiscal quarter ended April 2, 2004. The weighted average exercise price for the antidilutive shares was $25.13 for the fiscal quarter ended April 1, 2005.

Note 4: Stock-Based Compensation

During the first quarter of fiscal 2004, the Company implemented certain changes to its employee compensation designed to continue to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. For a select group of employees up to 30% of their fiscal 2004 and 2003 bonus was settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant.

On March 11, 2005, fully vested restricted stock unit awards representing 56,437 shares of the Company’s common stock were granted to a select group of employees as a part of their bonus distribution for fiscal 2004. The value of these fully vested restricted stock unit awards as measured on March 11, 2005 was $1,340,000. On March 12, 2004, fully vested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of employees as a part of their bonus distribution for fiscal 2003. The value of these fully vested restricted stock unit awards as measured on March 12, 2004 was $984,000.

Each individual who received a fully vested restricted stock unit award was also granted a matching number of unvested restricted stock unit awards. These unvested restricted stock unit awards will vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions. Unvested restricted stock unit awards representing 56,437 shares of the Company’s common stock were granted to a select group of employees on March 11, 2005. The value of these unvested restricted stock unit awards as measured on March 11, 2005 was $1,340,000 and was recorded as deferred stock-based compensation. Unvested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of employees on March 12, 2004. The value of these unvested restricted stock unit awards as measured on March 12, 2004 was $984,000 and was recorded as deferred stock-based compensation. This deferred stock-based compensation is being amortized over the four-year vesting period of the awards.

The Company uses the intrinsic value method of accounting for its Employee Stock Purchase Plan and Stock Option Plans, collectively called “Options.” The Options are granted at exercise prices equal to the fair value of the Company’s common stock on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requires the Company to disclose pro forma information regarding net income and net income per share as if the Company had accounted for its options under the fair value method. Under the fair value method, compensation expense is calculated for options granted using a defined valuation technique. The Company uses the Black-Scholes option pricing model to calculate the fair value of its options. In calculating the fair value of an option at the date of grant, the Black-Scholes option pricing model requires the input of highly subjective assumptions. The Company used the following weighted-average assumptions for the periods ended April 1, 2005 and April 2, 2004:

	Employee Stock Purchase Plan		Stock Option Plan
	2005	2004	2005	2004
Expected life (in years)	0.6	0.6	4.9	5.8
Risk-free interest rate	3.2%	1.0%	4.2%	2.9%
Volatility	30%	38%	45%	50%
Dividend yield	0%	0%	0%	0%

Had the Company determined compensation cost based on the estimated fair value at the grant date for its options under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated in the following table:

	Quarters Ended
(In thousands, except per share data)	April 1, 2005	April 2, 2004
Reported net income:	$3,867	$3,521

Add back: Intrinsic value stock-based compensation expense, net of tax	58	17
Deduct: Fair value stock-based compensation expense, net of tax	(454)	(496)

Adjusted net income:	$3,471	$3,042

Net income per share:
As reported:
Basic	$0.48	$0.48
Diluted	$0.45	$0.42
Adjusted:
Basic	$0.43	$0.41
Diluted	$0.40	$0.37

Shares used in per share calculations:
As reported:
Basic	8,023	7,336
Diluted	8,673	8,298
Adjusted:
Basic	8,023	7,336
Diluted	8,589	8,168

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

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. The purpose of the plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide termination of employment and related benefits. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held by a rabbi trust and are subject to the claims of the Company’s creditors. As of April 1,

2005, the invested amounts under the plan totaled $2,426,000 and were recorded as a long-term asset on the Company’s condensed consolidated balance sheet. No amounts were invested under this plan as of April 2, 2004. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of April 1, 2005, amounts due under the plan totaled $2,426,000 and were recorded as a long-term liability on the Company’s condensed consolidated balance sheet. Changes in the liability were recorded as adjustments to compensation expense. During the quarter ended April 1, 2005, the Company recognized a compensation benefit of $37,000 as a result of a decrease in the market value of the trust assets, with the same amount being recorded as other expense.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Quarters Ended
(In thousands)	April 1, 2005	April 2, 2004
Cash paid during period:
Interest	$2	$4
Income taxes	$399	$38
Non-cash investing and financing activities:
Capital lease for equipment	$11	$—
Unrealized loss on short-term investments	$37	$13
Vested stock unit awards issued to settle accrued bonuses	$1,340	$984
Deferred stock-based compensation	$1,340	$984

Note 8: Accounts Receivable, Net

At April 1, 2005 and December 31, 2004, accounts receivable, net was comprised of the following:

(In thousands)	April 1, 2005	December 31, 2004
Billed accounts receivable	$27,877	$27,291
Unbilled accounts receivable	18,188	12,798
Allowance for doubtful accounts	(1,995)	(1,503)

Total accounts receivable, net	$44,070	$38,586

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

Segment information for the quarters ended April 1, 2005 and April 2, 2004 follows:

Revenues

	Quarters Ended
(In thousands)	April 1, 2005	April 2, 2004
Other scientific and engineering	$29,874	$29,326
Environmental and health	9,322	9,440

Total revenues	$39,196	$38,766

Operating income

	Quarters Ended
(In thousands)	April 1, 2005	April 2, 2004
Other scientific and engineering	$7,975	$8,024
Environmental and health	2,353	1,850

Total segment operating income	10,328	9,874

Corporate operating expense	(4,273)	(4,067)

Total operating income	$6,055	$5,807

Capital Expenditures

	Quarters Ended
(In thousands)	April 1, 2005	April 2, 2004
Other scientific and engineering	$586	$289
Environmental and health	43	55

Total segment capital expenditures	629	344

Corporate capital expenditures	467	113

Total capital expenditures	$1,096	$457

Depreciation and Amortization

	Quarters Ended
(In thousands)	April 1, 2005	April 2, 2004
Other scientific and engineering	$552	$540
Environmental and health	43	42

Total segment depreciation and amortization	595	582

Corporate depreciation and amortization	531	402

Total depreciation and amortization	$1,126	$984

No single customer comprised more than 10% of the Company’s revenues for the quarters ended April 1, 2005 and April 2, 2004.

Note 10: Related Party Transactions

The Company has a contract for software licensing from Durango Software LLC. The husband of Dr. Barbara Peterson, a practice director in the Exponent organization, owns Durango Software. Exponent recorded software licensing expenses related to this contract for the quarter ended April 1, 2005 of approximately $ 33,750. For the quarter ended April 2, 2004, Exponent recorded approximately $56,250 in software licensing expenses related to this contract.

Note 11: Goodwill and Other Intangible Assets

At April 1, 2005 and December 31, 2004, goodwill and other intangible assets were comprised of the following:

(In thousands)	April 1, 2005	December 31, 2004
Intangible assets subject to amortization:
Non-competition agreements	$136	$236
Less accumulated amortization	(98)	(189)

	38	47
Goodwill	8,607	8,607

Total goodwill and intangible assets	$8,645	$8,654

Intangible assets subject to amortization are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization expense for intangible assets for the quarters ended April 1, 2005 and April 2, 2004 was $9,000 and $14,000, respectively.

Below is a breakdown of goodwill, net of amortization, reported by segment as of April 1, 2005:

(In thousands)	Environmental and health	Other scientific and engineering	Total
Goodwill, net of amortization	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the quarter ended April 1, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004, which are contained in our fiscal 2004 Annual Report on Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our Annual Report on Form 10-K under the heading “Factors That May Affect Future Operating Results and Market Price of Stock” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, estimating the allowance for doubtful accounts, accounting for income taxes and valuing goodwill have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements contained in our fiscal 2004 Annual Report on Form 10-K.

Revenue recognition. We derive our revenues primarily from professional fees earned on consulting engagements and fees earned for the use of our equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to our clients.

Substantially all of our engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of our fixed-price engagements, we recognize revenue based on the relationship of incurred labor hours at standard rates to our estimate of the total labor hours at standard rates we expect to incur over the term of the contract. We believe this methodology achieves a reliable measure of the revenue from the consulting services we provide to our customers under fixed-price contracts.

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

The allowance for doubtful accounts is recorded as a reduction in revenue to the extent the provision relates to fee adjustments. To the extent the provision relates to a client’s inability to make required payments, the provision is recorded in operating expenses.

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

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Quarter Ended April 1, 2005

During the first quarter of fiscal 2005, we had growth in several of our practice areas, resulting in a 1.1% growth in consolidated revenue as compared to the same period in fiscal 2004. Our revenue growth was the result of higher billing rates partially offset by lower billable hours and a reduction in technical full-time equivalents. Technical full-time equivalents decreased overall by 1.0% to 485 during the first quarter of fiscal 2005 as compared to 490 during the same period last year. Utilization was 69% for the first quarter of fiscal 2005 as compared to 70% during the same period last year. Through the management of our operating expenses, we were able to leverage our revenue growth to improve operating income by 4.3% and net income by 9.8% as compared to the first quarter of fiscal 2004.

Fiscal Quarter Ended April 1, 2005 compared to Fiscal Quarter Ended April 2, 2004

Revenues

	Quarters Ended		Percent Change
(In thousands)	April 1, 2005	April 2, 2004
Other scientific and engineering	$29,874	$29,326	1.9%
Percentage of total revenues	76.2%	75.6%
Environmental and health	9,322	9,440	(1.3)%
Percentage of total revenues	23.8%	24.4%

Total revenues	$39,196	$38,766	1.1%

The increase in revenues for our other scientific and engineering segment was the result of higher billing rates partially offset by a decrease in billable hours. During the first quarter of 2005 billable hours for this segment decreased by 3.0% to 130,000 as compared to 134,000 during the first quarter of fiscal 2004. The decrease in billable hours was driven by a decrease in utilization to 70% as compared to 74% during the first quarter of fiscal 2004. Technical full-time equivalents increased 2.9% to 358 from 348 during the same period of 2004.

The decrease in revenues for our environmental and health segment was primarily due to a decrease in billable hours partially offset by higher billing rates. During the first quarter of fiscal 2005 billable hours for this segment decreased by 4.3% to 44,000 as compared to 46,000 during the same period last year. Technical full-time equivalents for this segment during the first quarter of fiscal 2005 were 127 as compared to 142 for the same period last year. Utilization was 67% for the first quarter of fiscal 2005 as compared to 62% during the same period last year.

Compensation and Related Expenses

	Quarters Ended		Percent Change
(In thousands)	April 1, 2005	April 2, 2004
Compensation and related expenses	$23,881	$22,937	4.1%
Percentage of total revenues	60.9%	59.2%

The increase in compensation and related expenses was due to an increase in wages, an increase in bonuses and higher fringe benefits. Wages increased $368,000 due to our annual salary increase, which took effect at the beginning of April 2004. The salary increase was partially offset by a decrease in headcount. Bonuses are based on profitability and increased by $339,000 during the first quarter of fiscal 2005 as compared to the same period in fiscal 2004. Fringe benefits increased $311,000, due primarily to increases in workers compensation, payroll taxes and health insurance. We expect compensation and related expenses to continue to increase due to the anticipated hiring of additional staff, the impact of our annual salary increases, and an increase in bonuses, which are based on profitability.

Other Operating Expenses

	Quarters Ended		Percent Change
(In thousands)	April 1, 2005	April 2, 2004
Other operating expenses	$4,664	$4,841	(3.7)%
Percentage of total revenues	11.9%	12.5%

The decrease in other operating expenses was primarily due to the write-off of a foreign real estate investment for $230,000 during the first quarter of fiscal 2004. This decrease was partially offset by individually insignificant increases in computer and office expenses.

Reimbursable Expenses

	Quarters Ended		Percent Change
(In thousands)	April 1, 2005	April 2, 2004
Reimbursable expenses	$2,267	$2,841	(20.2)%
Percentage of total revenues	5.8%	7.3%

The decrease in reimbursable expenses was primarily due to lower purchases of technical materials, lower travel expenses and lower reimbursable vehicle procurements. Technical materials decreased $244,000, travel expenses decreased $173,000 and vehicle procurements decreased $110,000. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Quarters Ended		Percent Change
(In thousands)	April 1, 2005	April 2, 2004
General and administrative expenses	$2,329	$2,340	(0.5)%
Percentage of total revenues	5.9%	6.0%

The decrease in general and administrative expenses was primarily due to a decrease in outside consulting services of $290,000 partially offset by an increase in accounting and other professional fees of $249,000. During the fourth quarter of fiscal 2004 we expensed $216,000 in sub-contractor fees related to a potential project with the United States government that was not executed by year-end. This project was executed during the first quarter of fiscal 2005 and the sub-contractor fees previously expensed were classified as billable charges contributing to the decrease in outside consulting services. The increase in accounting and other professional fees was due to higher audit and corporate governance related expenses.

Other Income and Expense

	Quarters Ended		Percent Change
(In thousands)	April 1, 2005	April 2, 2004
Other income and expense	$348	$164	112.2%
Percentage of total revenues	0.9%	0.4%

Other income and expense consists primarily of investment income and rental income from leasing excess space in our Silicon Valley facility. The increase in other income and expense was primarily due to a $141,000 increase in interest income resulting from higher balances of short-term investments and cash equivalents and an increase in short-term interest rates. We expect other income to continue to increase due to anticipated increases in our average balances of short-term investments and cash equivalents and rising short-term interest rates.

Income Taxes

	Quarters Ended		Percent Change
(In thousands)	April 1, 2005	April 2, 2004
Income taxes	$2,536	$2,450	3.5%
Percentage of total revenues	6.5%	6.3%
Effective tax rate	39.6%	41.0%

The increase in income tax expense during the first quarter of fiscal 2005 was primarily due to the increase in pre-tax income. The lower effective tax rate in the first quarter of fiscal 2005 compared to the same period during fiscal 2004 was primarily due to an expected increase in tax-exempt interest income.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in the first quarter of fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS 123R. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans or related to the discounts we provide under our employee stock purchase plans. Under the new rules, we are required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This will lead to substantial additional compensation expense. Note 4 entitled Stock-Based Compensation included in these condensed consolidated financial statements provides the pro forma net income and earnings per share as if we had used a fair-value-based method under SFAS 123R to measure the compensation expense for employee stock awards during the quarters ended April 1, 2005 and April 2, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 2005, our cash, cash equivalents and short-term investments were $55 million compared to $60 million at December 31, 2004. We financed our business for the current period principally through operating cash.

	Quarters Ended
(In thousands)	April 1, 2005	April 2, 2004
Net cash used in operating activities	$(1,542)	$(3,585)
Net cash provided by (used in) investing activities	1,896	(651)
Net cash (used in) provided by financing activities	(2,027)	787

The decrease in cash used in operating activities was primarily due to an increase in accounts payable and accrued liabilities of $2.4 million during the quarter ended April 1, 2005 as compared to an increase of $155,000 during the quarter ended April 2, 2004. The increase in accounts payable and accrued liabilities during the quarter ended April 1, 2005 was due to an increase in income taxes payable and accounts payable. This increase in income taxes payable was due to an increase in deferred income taxes and an increase in pre-tax income during the quarter ended April 1, 2005 as compared to the quarter ended April 2, 2004. The increase in accounts payable was due to the timing of payments to vendors. Accounts receivable increased $6.1 million during the quarter ended April 1, 2005 as compared to an increase of $5.9 million during the quarter ended April 2, 2004. These increases were due to corresponding increases in revenues and days sales outstanding. Days sales outstanding were 101 days during the quarter ended April 1, 2005 as compared to 95 days for the quarter ended April 2, 2004.

The increase in net cash provided by investing activities was primarily due to an increase in sales and maturities of short-term investments, partially offset by an increase in capital expenditures. Sales and maturities of short-term investments increased due to the corresponding increase in cash used in financing activities and capital expenditures increased primarily due to the purchase of information technology equipment.

The increase in net cash used in financing activities was due primarily to $3.1 million in repurchases of our common stock under our stock repurchase programs during the quarter ended April 1, 2005. We did not repurchase any of our common stock during the quarter ended April 2, 2004.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, strategically acquire professional services firms that are complementary to our business or pay dividends.

During the quarter ended April 1, 2005 we repurchased 130,415 shares of our common stock for $3.1 million. The following table represents the remaining authorization under our stock repurchase plans as of April 1, 2005 (in thousands):

Board Approval Date	Authorized Repurchases	Repurchases To Date	Remaining Authorization
August 2003	$3,000	$1,346	$1,654

The following schedule summarizes our principal contractual commitments as of April 1, 2005 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2005	$3,989	$47	$6,956	$10,992
2006	4,219	59	—	4,278
2007	3,518	49	—	3,567
2008	2,906	8	—	2,914
2009	2,620	3	—	2,623
Thereafter	4,149	—	—	4,149

	$21,401	$166	$6,956	$28,523

We have a revolving reducing mortgage note with a total available borrowing amount of $21.2 million and an outstanding balance of $0 as of April 1, 2005. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

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

Economic Uncertainty

The markets that we serve are cyclical and subject to general economic conditions, particularly in light of the labor-intensive nature of our business and our relatively high compensation expenses. If the economy in which we operate, which is predominantly in the U.S., were to experience a prolonged slowdown, demand for our services could be reduced considerably.

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

Variability of Quarterly Financial Results

Variations in our revenues and operating results occur from time to time, as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter; the timing of engagements; the number of working days in a quarter; employee hiring and utilization rates; and integration of companies acquired. Because a high percentage of our expenses, particularly personnel and facilities related, are relatively fixed in advance of any particular quarter, a variation in the timing of the initiation or the completion of our client assignments can cause significant variations in operating results from quarter to quarter.

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

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of April 1, 2005 we had $0 outstanding and available borrowings of $21.2 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, to improve our controls and procedures over time, and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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
Date: May 11, 2005

/s/ Michael R. Gaulke
Michael R. Gaulke, President and Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer