Form 10-Q
period 2005-07-01
EXPONENT INC
filed 2005-08-10
CIK 851520

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2005
Common Stock $.001 par value	8,051,769 shares

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

July 1, 2005 and December 31, 2004

(in thousands, except share data)

(unaudited)

	July 1, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$6,884	$4,680
Short-term investments	54,101	55,366
Accounts receivable, net of allowance for doubtful accounts of $1,851 and $1,503 at July 1, 2005 and December 31, 2004, respectively	47,093	38,586
Prepaid expenses and other assets	2,658	2,674
Deferred income taxes	2,509	2,205

Total current assets	113,245	103,511

Property, equipment and leasehold improvements, net	30,362	30,211
Goodwill	8,607	8,607
Other assets	4,738	1,803

	$156,952	$144,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,145	$4,330
Accrued payroll and employee benefits	17,720	18,528
Deferred revenues	2,693	1,681

Total current liabilities	27,558	24,539

Other liabilities	3,131	1,484
Deferred rent	1,134	1,087

Total liabilities	31,823	27,110

Stockholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 8,052,880 and 8,005,644 shares issued at July 1, 2005 and December 31, 2004, respectively	8	8
Additional paid-in capital	45,681	42,282
Deferred stock-based compensation	(2,281)	(907)
Accumulated other comprehensive (loss) income	(55)	114
Retained earnings	82,587	75,525
Treasury stock, at cost, 32,861 and 0 shares held at July 1, 2005 and December 31, 2004, respectively	(811)	—

Total stockholders’ equity	125,129	117,022

	$156,952	$144,132

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended July 1, 2005 and July 2, 2004

(in thousands, except per share data)

(unaudited)

	Quarters Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Revenues:
Revenues before reimbursements	$36,674	$35,574	$73,603	$71,499
Reimbursements	3,176	4,069	5,443	6,910

Revenues	39,850	39,643	79,046	78,409

Operating expenses:
Compensation and related expenses	23,642	23,381	47,523	46,318
Other operating expenses	4,600	4,386	9,264	9,227
Reimbursable expenses	3,176	4,069	5,443	6,910
General and administrative expenses	2,161	2,328	4,490	4,668

Total operating expenses	33,579	34,164	66,720	67,123

Operating income	6,271	5,479	12,326	11,286

Other income, net:
Interest income, net	274	96	508	189
Miscellaneous income, net	232	150	346	221

Total other income, net	506	246	854	410

Income before income taxes	6,777	5,725	13,180	11,696

Income taxes	2,683	2,345	5,219	4,795

Net income	$4,094	$3,380	$7,961	$6,901

Net income per share:
Basic	$0.51	$0.45	$0.99	$0.93
Diluted	$0.47	$0.40	$0.92	$0.82

Shares used in per share computations:
Basic	8,080	7,562	8,052	7,444
Diluted	8,719	8,497	8,698	8,399

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters and Six Months Ended July 1, 2005 and July 2, 2004

(in thousands)

(unaudited)

	Quarters Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income	$4,094	$3,380	$7,961	$6,901
Other comprehensive income (loss):
Foreign currency translation adjustments	(130)	(4)	(171)	7
Unrealized gain (loss) on investments, net of tax	39	(76)	2	(88)

Comprehensive income	$4,003	$3,300	$7,792	$6,820

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 1, 2005 and July 2, 2004

(in thousands)

(unaudited)

	Six Months Ended
	July 1, 2005	July 2, 2004
Cash flows from operating activities:
Net income	$7,961	$6,901
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,253	2,001
Deferred rent expense	47	48
Provision for doubtful accounts	600	962
Stock-based compensation	264	107
Deferred income tax provision	(1,469)	(929)
Tax benefit for stock option plans	733	1,615
Changes in operating assets and liabilities:
Accounts receivable	(9,107)	(12,745)
Prepaid expenses and other assets	(236)	263
Accounts payable and accrued liabilities	2,815	(1,334)
Accrued payroll and employee benefits	533	876
Deferred revenues	1,012	(1,709)

Net cash provided by (used in) operating activities	5,406	(3,944)

Cash flows from investing activities:
Capital expenditures	(1,792)	(1,147)
Other assets	8	163
Purchase of short-term investments	(42,639)	(30,406)
Sale/maturity of short-term investments	43,325	26,950

Net cash used in investing activities	(1,098)	(4,440)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(34)	(34)
Repurchase of common stock	(4,307)	—
Issuance of common stock	2,284	3,204

Net cash (used in) provided by financing activities	(2,057)	3,170

Effect of foreign currency exchange rates on cash and cash equivalents	(47)	7

Net increase (decrease) in cash and cash equivalents	2,204	(5,207)
Cash and cash equivalents at beginning of period	4,680	5,666

Cash and cash equivalents at end of period	$6,884	$459

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters and Six Months Ended

July 1, 2005 and July 2, 2004

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the quarter and six months ended July 1, 2005 are not necessarily representative of the results of future quarterly or annual periods.

Reclassifications. Certain prior period balances have been reclassified to conform to the current period presentation. The Company reclassified $2,300,000 in variable rate demand obligations from cash and cash equivalents to short-term investments on the fiscal 2004 condensed consolidated balance sheet and condensed consolidated statement of cash flows. Net cash used in investing activities for the six months ended July 2, 2004, decreased $5,621,000 due to this reclassification. The reclassification to short-term investments is based on the latest interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95 (“SFAS 95”), “Statement of Cash Flows”.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set-up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters and six months ended July 1, 2005 and July 2, 2004 are as follows:

	Quarters Ended		Six Months Ended
(In thousands)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Gross revenues	$45,106	$41,288	$86,776	$81,783
Less: Subcontractor fees	5,256	1,645	7,730	3,374

Revenues	39,850	39,643	79,046	78,409

Reimbursements:
Out-of-pocket travel reimbursements	1,034	992	1,849	1,995
Other outside direct expenses	2,142	3,077	3,594	4,915

	3,176	4,069	5,443	6,910

Revenues before reimbursements	$36,674	$35,574	$73,603	$71,499

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

Note 3: Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of common shares outstanding during the period and, when dilutive, the weighted-average number of potential common shares from the issuance of common stock to satisfy outstanding restricted stock units and the exercise of outstanding options to purchase common stock using the treasury stock method.

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended		Six Months Ended
(In thousands)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Shares used in basic per share computation	8,080	7,562	8,052	7,444
Effect of dilutive common stock options outstanding	608	875	621	915
Effect of dilutive restricted stock units outstanding	31	60	25	40

Shares used in diluted per share computation	8,719	8,497	8,698	8,399

Common stock options to purchase 2,500 and 6,813 shares were excluded from the diluted per share calculation for the fiscal quarters ended July 1, 2005 and July 2, 2004, due to their antidilutive effect. Weighted-average exercise prices for the antidilutive shares were $27.52 and $24.83 for the quarters ended July 1, 2005 and July 2, 2004, respectively. Common stock options to purchase 2,500 and 3,407 shares were excluded from the diluted per share calculation for the six months ended July 1, 2005 and July 2, 2004, respectively, due to their antidilutive effect. Weighted-average exercise prices for the antidilutive shares were $27.52 and $24.83 for the six months ended July 1, 2005 and July 2, 2004, respectively.

Note 4: Stock-Based Compensation

During the first quarter of fiscal 2004, the Company implemented certain changes to its employee compensation designed to continue to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. For a select group of employees, up to 30% of their fiscal 2004 and 2003 bonus was settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. The fair value of restricted stock unit awards is determined based on the number of underlying shares and the quoted price of the Company’s common stock on the date of grant.

On March 11, 2005, fully vested restricted stock unit awards representing 56,437 shares of the Company’s common stock were granted to a select group of employees as a part of their bonus distribution for fiscal 2004. The fair value of these fully vested restricted stock unit awards as measured on March 11, 2005 was $1,340,000 and was recorded as a reduction to accrued bonuses. On March 12, 2004, fully vested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of employees as a part of their bonus distribution for fiscal 2003. The fair value of these fully vested restricted stock unit awards as measured on March 12, 2004 was $984,000 and was recorded as a reduction to accrued bonuses.

Each individual who received a fully vested restricted stock unit award was also granted a matching number of unvested restricted stock unit awards. These unvested restricted stock unit awards will vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions. Unvested restricted stock unit awards representing 56,437 shares of the Company’s common stock were granted to a select group of employees on March 11, 2005. The fair value of these unvested restricted stock unit awards as measured on March 11, 2005 was $1,340,000 and was recorded as deferred stock-based compensation. Unvested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of employees on March 12, 2004. The fair value of these unvested restricted stock unit awards as measured on March 12, 2004 was $984,000 and was recorded as deferred stock-based compensation. This deferred stock-based compensation is being amortized on a straight-line basis over the four-year vesting period of the awards.

The Company uses the intrinsic value method of accounting for its Employee Stock Purchase Plan and Stock Option Plans, collectively called “Options.” The Options are granted at exercise prices equal to the fair value of the Company’s common stock on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” requires the Company to disclose pro-forma information regarding net income and net income per share as if the Company had accounted for its options under the fair value method. Under the fair value method, compensation expense is calculated for options granted using a defined valuation technique. The Company uses the Black-Scholes option pricing model to calculate the fair value of its options. In calculating the fair value of an option at the date of grant, the Black-Scholes option pricing model requires the input of highly subjective assumptions. The Company used the following weighted-average assumptions for the periods ended July 1, 2005 and July 2, 2004:

	Employee Stock Purchase Plan		Stock Option Plan
	2005	2004	2005	2004
Expected life (in years)	0.6	0.6	4.8	5.4
Risk-free interest rate	3.4%	1.7%	3.8%	3.8%
Volatility	30%	36%	43%	50%
Dividend yield	0%	0%	0%	0%

Had the Company determined compensation cost based on the estimated fair value at the grant date for its options under SFAS No. 123, the Company’s net income would have been adjusted to the pro-forma amounts indicated in the following table:

	Quarters Ended		Six Months Ended
(In thousands, except per share data)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Reported net income:	$4,094	$3,380	$7,961	$6,901

Add back: Intrinsic value stock-based compensation expense, net of tax	101	47	159	63
Deduct: Fair value stock-based compensation expense, net of tax	(449)	(430)	(901)	(920)

Adjusted net income:	$3,746	$2,997	$7,219	$6,044

Net income per share:
As reported:
Basic	$0.51	$0.45	$0.99	$0.93
Diluted	$0.47	$0.40	$0.92	$0.82
Pro-forma:
Basic	$0.46	$0.40	$0.90	$0.81
Diluted	$0.43	$0.36	$0.84	$0.73

Shares used in per share calculations:
As reported:
Basic	8,080	7,562	8,052	7,444
Diluted	8,719	8,497	8,698	8,399
Pro-forma:
Basic	8,080	7,562	8,052	7,444
Diluted	8,634	8,374	8,613	8,272

Note 5: Repurchase of Common Stock

The Company repurchased 50,600 shares of its common stock for $1.2 million during the quarter ended July 1, 2005. The Company repurchased 181,015 shares of its common stock for $4.3 million during the six months ended July 1, 2005. There were no repurchases of common stock during the quarter or six-month period ended July 2, 2004. As of July 1, 2005, the Company had remaining authorization under its stock repurchase plans of $414,000 to repurchase shares of common stock.

Note 6: Short-Term Investments

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

Note 7: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. The purpose of the plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide for termination of employment and related benefits. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held by a rabbi trust and are subject to the claims of the Company’s creditors. As of July 1, 2005 and July 2, 2004, the invested amounts under the plan totaled $3.0 million and $230,000, respectively, and were recorded as a long-term asset on the Company’s condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to net miscellaneous income. As of July 1, 2005 and July 2, 2004, amounts due under the plan totaled $3.0 million and $230,000, respectively, and were recorded as a long-term other liability on the Company’s condensed consolidated balance sheet. Changes in the liability were recorded as adjustments to compensation expense. During the quarter and six months ended July 1, 2005, the Company recognized compensation expense of $78,000 and $41,000, respectively, as a result of an increase in the market value of the trust assets. During the quarter and six months ended July 2, 2004, the Company recognized compensation expense of $2,000 related to the deferred compensation plan with the same amount recognized as other income.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	July 1, 2005	July 2, 2004
Cash paid during period:
Interest	$3	$8
Income taxes	$3,993	$3,528
Non-cash investing and financing activities:
Capital lease for equipment	$11	$—
Unrealized gain (loss) on short-term investments	$2	$(88)
Vested stock unit awards issued to settle accrued bonuses	$1,340	$984
Deferred stock-based compensation	$1,638	$1,214

Note 9: Accounts Receivable, Net

At July 1, 2005 and December 31, 2004, accounts receivable, net was comprised of the following:

(In thousands)	July 1, 2005	December 31, 2004
Billed accounts receivable	$33,123	$27,291
Unbilled accounts receivable	15,821	12,798
Allowance for doubtful accounts	(1,851)	(1,503)

Total accounts receivable, net	$47,093	$38,586

Note 10: Segment Reporting

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

Segment information for the quarters and six months ended July 1, 2005 and July 2, 2004 follows:

Revenues

	Quarters Ended		Six Months Ended
(In thousands)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Other scientific and engineering	$30,039	$29,965	$59,913	$59,291
Environmental and health	9,811	9,678	19,133	19,118

Total revenues	$39,850	$39,643	$79,046	$78,409

Operating income

	Quarters Ended		Six Months Ended
(In thousands)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Other scientific and engineering	$7,437	$7,467	$15,412	$15,491
Environmental and health	2,136	1,544	4,489	3,394

Total segment operating income	9,573	9,011	19,901	18,885

Corporate operating expense	(3,302)	(3,532)	(7,575)	(7,599)

Total operating income	$6,271	$5,479	$12,326	$11,286

Capital Expenditures

	Quarters Ended		Six Months Ended
(In thousands)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Other scientific and engineering	$678	$502	$1,333	$791
Environmental and health	8	36	51	91

Total segment capital expenditures	686	538	1,384	882

Corporate capital expenditures	10	152	408	265

Total capital expenditures	$696	$690	$1,792	$1,147

Depreciation and Amortization

	Quarters Ended		Six Months Ended
(In thousands)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Other scientific and engineering	$576	$540	$1,128	$1,080
Environmental and health	43	43	86	85

Total segment depreciation and amortization	619	583	1,214	1,165

Corporate depreciation and amortization	508	434	1,039	836

Total depreciation and amortization	$1,127	$1,017	$2,253	$2,001

No single customer comprised more than 10% of the Company’s revenues for the quarter and six months ended July 1, 2005. The Company derived 13% and 11%, respectively, of revenues from agencies of the federal government for the quarter and six months ended July 2, 2004.

Note 11: Related Party Transactions

The Company has a contract for software licensing from Durango Software LLC. The husband of Dr. Barbara Peterson, a practice director in the Exponent organization, owns Durango Software. The Company recorded software licensing expenses related to this contract for the quarter and six months ended July 1, 2005 of approximately $33,750 and $67,500, respectively. For the quarter and six months ended July 2, 2004, the Company recorded approximately $31,250 and $87,500, respectively, in software licensing expenses related to this contract.

Note 12: Goodwill and Other Intangible Assets

At July 1, 2005 and December 31, 2004, goodwill and other intangible assets were comprised of the following:

(In thousands)	July 1, 2005	December 31, 2004
Intangible assets subject to amortization:
Non-competition agreements	$136	$236
Less accumulated amortization	(106)	(189)

	30	47
Goodwill	8,607	8,607

Total goodwill and intangible assets	$8,637	$8,654

Intangible assets subject to amortization are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization expense for intangible assets for the quarter and six months ended July 1, 2005 was $8,000 and $17,000, respectively. Amortization expense for intangible assets for the quarter and six months ended July 2, 2004 was $15,000 and $29,000, respectively.

Below is a breakdown of goodwill reported by segment as of July 1, 2005:

(In thousands)	Environmental and health	Other scientific and engineering	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the quarter ended July 1, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004, which are contained in our fiscal 2004 Annual Report on Form 10-K.

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. In the event that actual results differ from these estimates or that the estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2005, we currently believe that we will be able to utilize our deferred tax assets.

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

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Quarter Ended July 1, 2005

During the second quarter of fiscal 2005, we had growth in several of our practice areas. This growth was partially offset by a decrease in activity in our technology development practice. During the second quarter of fiscal 2005 revenues for our technology development practice decreased $2.7 million as compared to the same period last year. Consolidated revenues increased 0.5% compared to the same period in fiscal 2004. Our consolidated revenue growth was the result of higher billing rates partially offset by lower billable hours and a reduction in technical full-time equivalents. Technical full-time equivalents decreased overall by 4.6% to 481 during the second quarter of fiscal 2005 as compared to 504 during the same period last year. Utilization was 68% for the second quarter of both fiscal years. Through the management of our operating expenses, we were able to improve our operating margin and increase operating income by 14.5% and net income by 21.1% as compared to the second quarter of fiscal 2004.

Fiscal Quarter Ended July 1, 2005 compared to Fiscal Quarter Ended July 2, 2004

Revenues

	Quarters Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
Other scientific and engineering	$30,039	$29,965	0.2%
Percentage of total revenues	75.4%	75.6%
Environmental and health	9,811	9,678	1.4%
Percentage of total revenues	24.6%	24.4%

Total revenues	$39,850	$39,643	0.5%

The increase in revenues for our other scientific and engineering segment was the result of higher billing rates partially offset by a decrease in billable hours. During the second quarter of fiscal 2005 billable hours for this segment decreased by 2.3% to 129,000 as compared to 132,000 during the second quarter of fiscal 2004. The decrease in billable hours was reflected in a decrease in utilization to 70% as compared to 71% during the second quarter of fiscal 2004. The decrease in billable hours was due to a decrease in activity in our technology development practice. During the second quarter of fiscal 2005 revenues and revenues before reimbursements for this practice decreased $2.7 million and $1.4 million respectively, as compared to the second quarter of fiscal 2004. Technical full-time equivalents for our other scientific and engineering segment increased 0.3% to 357 from 356 during the same period in fiscal 2004.

The increase in revenues for our environmental and health segment was primarily due to higher billing rates partially offset by a decrease in billable hours. During the second quarter of fiscal 2005 billable hours for this segment decreased by 8.7% to 42,000 as compared to 46,000 during the same period last year. Technical full-time equivalents for this segment decreased 16.2% to 124 from 148 during same period of 2004. Utilization was 65% for the second quarter of fiscal 2005 as compared to 60% during the same period last year.

Compensation and Related Expenses

	Quarters Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
Compensation and related expenses	$23,642	$23,381	1.1%
Percentage of total revenues	59.3%	59.0%

The increase in compensation and related expenses was due to an increase in bonus expense, partially offset by decreases in wages and fringe benefits. Bonuses are based on profitability and increased by $564,000 during the second quarter of fiscal 2005 as compared to the same period in fiscal 2004. Wages decreased $180,000 due to a decrease in headcount compared to the same period in fiscal 2004. The impact of the decrease in headcount was partially offset by our annual salary increase, which took effect at the beginning of April, 2005. Fringe benefits decreased $122,000, due primarily to forfeitures associated with our defined contribution retirement plan. We expect compensation and related expenses to continue to increase due to the anticipated hiring of additional staff, the impact of our annual salary increases, and an increase in bonuses, which are based on profitability.

Other Operating Expenses

	Quarters Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
Other operating expenses	$4,600	$4,386	4.9%
Percentage of total revenues	11.5%	11.1%

The increase in other operating expenses was primarily due to increases in occupancy expenses and technical materials. Occupancy expenses increased $137,000 due to expansion in certain offices. Purchases of technical materials increased $76,000 due to variations in the timing of these purchases.

Reimbursable Expenses

	Quarters Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
Reimbursable expenses	$3,176	$4,069	(21.9)%
Percentage of total revenues	8.0%	10.3%

The decrease in reimbursable expenses was primarily due to lower purchases of project related materials in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Quarters Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
General and administrative expenses	$2,161	$2,328	(7.2)%
Percentage of total revenues	5.4%	5.9%

The decrease in general and administrative expenses was primarily due to a decrease in bad debt expense of $170,000. The decrease in bad debt expense was due to strong collection efforts and an increase in recoveries.

Other Income, Net

	Quarters Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
Other income, net	$506	$246	105.7%
Percentage of total revenues	1.3%	0.6%

Other income, net, consists primarily of investment income and rental income from leasing excess space in our Silicon Valley facility. The increase in other income, net, during the second quarter of fiscal 2005 was primarily due to a $178,000 increase in interest income resulting from higher average balances of our short-term investments and cash equivalents and an increase in short-term interest rates. We expect other income, net, to continue to increase due to anticipated increases in our average balances of short-term investments and cash equivalents and rising short-term interest rates.

Income Taxes

	Quarters Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
Income taxes	$2,683	$2,345	14.4%
Percentage of total revenues	6.7%	5.9%
Effective tax rate	39.6%	41.0%

The increase in income tax expense during the second quarter of fiscal 2005 was primarily due to the increase in pre-tax income. The lower effective tax rate in the second quarter of fiscal 2005 compared to the same period during fiscal 2004 was primarily due to an increase in tax-exempt interest income.

Six Months Ended July 1, 2005 compared to Six Months Ended July 2, 2004

Revenues

	Six Months Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
Other scientific and engineering	$59,913	$59,291	1.0%
Percentage of total revenues	75.8%	75.6%
Environmental and health	19,133	19,118	0.1%
Percentage of total revenues	24.2%	24.4%

Total revenues	$79,046	$78,409	0.8%

The increase in revenues for our other scientific and engineering segment was the result of higher billing rates partially offset by a decrease in billable hours. During the first six months of fiscal 2005 billable hours for this segment decreased by 2.3% to 259,000 as compared to 265,000 during the first six months of fiscal 2004. The decrease in billable hours was reflected in a decrease in utilization to 70% as compared to 72% during the first six months of fiscal 2004. Technical full-time equivalents increased 1.7% to 358 from 352 during the same period in fiscal 2004.

The increase in revenues for our environmental and health segment was primarily due to higher billing rates partially offset by a decrease in billable hours. During the first six months of fiscal 2005 billable hours for this segment decreased by 6.5% to 86,000 as compared to 92,000 during the same period last year. This decrease was due to a 13.8% decrease in technical full-time equivalents to 125 from 145 during the same period in fiscal 2004. Utilization increased to 66% as compared to 61% during the same period in fiscal 2004.

Compensation and Related Expenses

	Six Months Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
Compensation and related expenses	$47,523	$46,318	2.6%
Percentage of total revenues	60.1%	59.1%

The increase in compensation and related expenses was due to an increase in bonus expense, higher fringe benefits, and an increase in wages. Bonuses are based on profitability and increased by $903,000 during the first six months of fiscal 2005 as compared to the same period in fiscal 2004. Fringe benefits increased $189,000, due primarily to increases in workers compensation insurance, payroll taxes and health insurance. These increases were partially offset by forfeitures associated with our defined contribution retirement plan. Wages increased $109,000 due to our annual salary increase, which took effect at the beginning of April, 2005. The impact of our annual salary increase was partially offset by a decrease in headcount. We expect compensation and related expenses to continue to increase due to the anticipated hiring of additional staff, the impact of our annual salary increases, and an increase in bonuses, which are based on profitability.

Other Operating Expenses

	Six Months Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
Other operating expenses	$9,264	$9,227	0.4%
Percentage of total revenues	11.7%	11.8%

The increase in other operating expenses was primarily due to an increase in occupancy expense of $205,000, and an increase in depreciation of $37,000, offset by the write-off of a foreign real estate investment for $230,000 during the first six months of fiscal 2004. There was no such write-off during the six months ended July 1, 2005. Occupancy expenses increased due to expansion in certain offices. The increase in depreciation expense was due to the purchase of information technology equipment.

Reimbursable Expenses

	Six Months Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
Reimbursable expenses	$5,443	$6,910	(21.2)%
Percentage of total revenues	6.9%	8.8%

The decrease in reimbursable expenses was primarily due to lower purchases of project related materials in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Six Months Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
General and administrative expenses	$4,490	$4,668	(3.8)%
Percentage of total revenues	5.7%	6.0%

The decrease in general and administrative expenses was primarily due to a decrease in outside consulting services of $309,000 and a decrease in bad debt expense of $145,000, partially offset by an increase in accounting and other professional fees of $287,000. During the fourth quarter of fiscal 2004, we expensed $216,000 in sub-contractor fees related to a potential project with the United States government that was not executed by year-end. This project was executed during the first quarter of fiscal 2005 and the sub-contractor fees previously expensed were classified as billable charges, contributing to the period-to-period decrease in outside consulting services. The decrease in bad debt expenses was due to strong collection efforts and an increase in recoveries. Accounting and other professional fees increased due to higher audit and corporate governance related expenses.

Other Income, Net

	Six Months Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
Other income, net	$854	$410	108.3%
Percentage of total revenues	1.1%	0.5%

Other income, net, consists primarily of investment income and rental income from leasing excess space in our Silicon Valley facility. The increase in other income, net, during the first six months of fiscal 2005 was due to a $319,000 increase in interest income resulting from higher average balances of our short-term investments and cash equivalents and an increase in short-term interest rates. We expect other income, net, to continue to increase due to anticipated increases in our average balances of short-term investments and cash equivalents and rising short-term interest rates for the year.

Income Taxes

	Six Months Ended		Percent Change
(In thousands)	July 1, 2005	July 2, 2004
Income taxes	$5,219	$4,795	8.8%
Percentage of total revenues	6.6%	6.1%
Effective tax rate	39.6%	41.0%

The increase in income tax expense during the first six months of fiscal 2005 was primarily due to the increase in pre-tax income. The lower effective tax rate in the first six months of fiscal 2005 compared to the same period during fiscal 2004 was primarily due to an expected increase in tax-exempt interest income for the year.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS 123R. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock option and employee stock purchase plans. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this method, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans or related to the discounts we provide under our employee stock purchase plans. Under the new rules, we are required to adopt a fair value based method for measuring the compensation expense related to employee stock awards. This will lead to substantial additional compensation expense. Note 4 entitled Stock-Based Compensation included in these condensed consolidated financial statements provides the pro-forma net income and earnings per share as if we had used a fair value based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the quarters and six months ended July 1, 2005 and July 2, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2005, our cash, cash equivalents and short-term investments were $61 million compared to $60 million at December 31, 2004. We financed our business for the current period principally through operating cash.

	Six Months Ended
(In thousands)	July 1, 2005	July 2, 2004
Net cash provided by (used in) operating activities	$5,406	$(3,944)
Net cash used in investing activities	(1,098)	(4,440)
Net cash (used in) provided by financing activities	(2,057)	3,170

The increase in net cash provided by operating activities was due to a smaller increase in accounts receivable of $9.1 million during the six months ended July 1, 2005 as compared to an increase of $12.7 million during the same period last year. The smaller increase in accounts receivable during the six months ended July 1, 2005 was due to strong collections. Days sales outstanding decreased to 93 days as compared to 107 days during the same period last year. Deferred revenues increased $1 million during the six months ended July 1, 2005 as compared to a decrease of $1.7 million during the same period last year. The increase in deferred revenues during the six months ended July 1, 2005 was due an increase in pre-billed projects. Accounts payable and accrued liabilities increased $2.8 million during the six months ended July 1, 2005, as compared to a decrease of $1.3 million during the same period last year. The increase in accounts payable was due to the timing of payments to vendors and an increase in the use of sub-contractors.

The decrease in net cash used in investing activities was due to a decrease in net purchases of short-term investments of $4.1 million, partially offset by an increase in capital expenditures of $645,000. The decrease in net purchases of short-term investments during the six months ended July 1, 2005 as compared to the same period last year was due to a larger portion of our excess cash being invested in cash equivalents. The increase in capital expenditures was primarily due to the purchase of information technology equipment.

The increase in net cash used in financing activities was due to $4.3 million in repurchases of our common stock under our stock repurchase programs during the six months ended July 1, 2005. We did not repurchase any of our common stock during the six months ended July 2, 2004.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, strategically acquire professional services firms that are complementary to our business or pay dividends.

During the six months ended July 1, 2005 we repurchased 181,015 shares of our common stock for $4.3 million. The following table represents the remaining authorization under our stock repurchase plans as of July 1, 2005 (in thousands):

Board Approval Date	Authorized Repurchases	Repurchases To Date	Remaining Authorization
February 2003	$2,000	$2,000	$—
August 2003	$3,000	$2,586	$414

The following schedule summarizes our principal contractual commitments as of July 1, 2005 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2005	$2,687	$29	$2,939	$5,655
2006	4,356	59	—	4,415
2007	3,609	49	—	3,658
2008	2,973	8	—	2,981
2009	2,687	2	—	2,689
Thereafter	4,345	—	—	4,345

	$20,657	$147	$2,939	$23,743

We have a revolving reducing mortgage note with a total available borrowing amount of $21.2 million and an outstanding balance of $0 as of July 1, 2005. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

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

We are exposed to some foreign currency exchange rate risk associated with our foreign operations. Given the limited nature of these operations, we believe that any exposure would be minimal. Currently, we do not employ a foreign currency hedging program to mitigate our foreign currency exchange risk as we believe the risks to date have not been significant.

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of July 1, 2005 we had $0 outstanding and available borrowings of $21.2 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter or six month period ended July 1, 2005, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2005 Annual Meeting of Stockholders held on June 1, 2005 (the “Annual Meeting”), the following individuals were elected to the Board of Directors:

	FOR	WITHHELD	BROKER NON-VOTES
Samuel H. Armacost	7,022,810	235,099	N/A
Barbara M. Barrett	7,164,026	93,883	N/A
Leslie G. Denend, Ph.D.	7,101,509	156,400	N/A
Michael R. Gaulke	7,219,851	38,058	N/A
Jon R. Katzenbach	5,450,377	1,807,532	N/A
Roger L. McCarthy, Ph.D.	7,181,861	76,048	N/A
Stephen C. Riggins	7,146,576	111,333	N/A

The stockholders at the Company’s Annual Meeting approved the following proposal:

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
1. Ratify the appointment of KPMG LLP as independent registered public accounting firm for the year ending December 30, 2005.	7,036,324	220,985	600	0

Item 6. Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: August 10, 2005

/s/ Michael R. Gaulke
Michael R. Gaulke, President and Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer