Form 10-Q
period 2005-09-30
EXPONENT INC
filed 2005-11-09
CIK 851520

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2005
Common Stock $.001 par value	8,073,264 shares

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(in thousands, except share data)

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$8,367	$4,680
Short-term investments	56,502	55,366
Accounts receivable, net of allowance for doubtful accounts of $1,477 and $1,503 at September 30, 2005 and December 31, 2004, respectively	45,132	38,586
Prepaid expenses and other assets	4,274	2,674
Deferred income taxes	2,220	2,205

Total current assets	116,495	103,511

Property, equipment and leasehold improvements, net	30,054	30,211
Goodwill	8,607	8,607
Other assets	6,081	1,803

	$161,237	$144,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,671	$4,330
Accrued payroll and employee benefits	18,505	18,528
Deferred revenues	2,415	1,681

Total current liabilities	26,591	24,539

Other liabilities	3,722	1,484
Deferred rent	1,141	1,087

Total liabilities	31,454	27,110

Stockholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 8,071,264 and 8,005,644 shares issued at September 30, 2005 and December 31, 2004, respectively	8	8
Additional paid-in capital	46,307	42,282
Deferred stock-based compensation	(2,098)	(907)
Accumulated other comprehensive (loss) income	(46)	114
Retained earnings	85,612	75,525

Total stockholders’ equity	129,783	117,022

	$161,237	$144,132

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended September 30, 2005 and October 1, 2004

(in thousands, except per share data)

(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenues:
Revenues before reimbursements	$34,653	$35,170	$108,256	$106,669
Reimbursements	2,539	2,871	7,982	9,781

Revenues	37,192	38,041	116,238	116,450

Operating expenses:
Compensation and related expenses	22,921	23,022	70,444	69,340
Other operating expenses	4,668	4,690	13,932	13,917
Reimbursable expenses	2,539	2,871	7,982	9,781
General and administrative expenses	2,441	2,346	6,931	7,014

Total operating expenses	32,569	32,929	99,289	100,052

Operating income	4,623	5,112	16,949	16,398

Other income, net:
Interest income, net	309	110	817	299
Miscellaneous income, net	351	156	697	377

Total other income, net	660	266	1,514	676

Income before income taxes	5,283	5,378	18,463	17,074

Income taxes	1,768	2,205	6,987	7,000

Net income	$3,515	$3,173	$11,476	$10,074

Net income per share:
Basic	$0.43	$0.40	$1.42	$1.32
Diluted	$0.40	$0.37	$1.31	$1.19

Shares used in per share computations:
Basic	8,146	7,877	8,083	7,606
Diluted	8,825	8,641	8,747	8,479

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters and Nine Months Ended September 30, 2005 and October 1, 2004

(in thousands)

(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net income	$3,515	$3,173	$11,476	$10,074
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	(15)	(172)	(8)
Unrealized gain (loss) on investments, net of tax	10	11	12	(77)

Comprehensive income	$3,524	$3,169	$11,316	$9,989

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and October 1, 2004

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2005	October 1, 2004
Cash flows from operating activities:
Net income	$11,476	$10,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,354	3,010
Deferred rent expense	54	52
Provision for doubtful accounts	716	1,304
Stock-based compensation	428	192
Deferred income tax provision	(1,705)	(1,162)
Tax benefit for stock option plans	967	2,722
Changes in operating assets and liabilities:
Accounts receivable	(7,262)	(15,434)
Prepaid expenses and other assets	(2,083)	(1,978)
Accounts payable and accrued liabilities	1,341	(781)
Accrued payroll and employee benefits	1,318	1,865
Deferred revenues	734	(1,886)

Net cash provided by (used in) operating activities	9,338	(2,022)

Cash flows from investing activities:
Capital expenditures	(2,351)	(1,812)
Other assets	8	296
Purchase of short-term investments	(59,496)	(43,762)
Sale/maturity of short-term investments	57,575	44,736

Net cash used in investing activities	(4,264)	(542)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(50)	(50)
Repurchase of common stock	(4,307)	—
Issuance of common stock	3,016	4,954

Net cash (used in) provided by financing activities	(1,341)	4,904

Effect of foreign currency exchange rates on cash and cash equivalents	(46)	12

Net increase in cash and cash equivalents	3,687	2,352
Cash and cash equivalents at beginning of period	4,680	5,666

Cash and cash equivalents at end of period	$8,367	$8,018

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters and Nine Months Ended

September 30, 2005 and October 1, 2004

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the quarter and nine months ended September 30, 2005 are not necessarily representative of the results of future quarterly or annual periods.

Reclassifications. Certain prior period balances have been reclassified to conform to the current period presentation. The Company reclassified $2,300,000 in variable rate demand obligations from cash and cash equivalents to short-term investments on the fiscal 2004 condensed consolidated balance sheet and condensed consolidated statement of cash flows. Net cash used in investing activities for the nine months ended October 1, 2004, decreased $10.6 million due to this reclassification. The reclassification to short-term investments is based on the latest interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95 (“SFAS 95”), “Statement of Cash Flows”.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set-up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters and nine months ended September 30, 2005 and October 1, 2004 are as follows:

	Quarters Ended		Nine Months Ended
(In thousands)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Gross revenues	$40,836	$39,306	$127,612	$121,089
Less: Subcontractor fees	3,644	1,265	11,374	4,639

Revenues	37,192	38,041	116,238	116,450

Reimbursements:
Out-of-pocket travel reimbursements	1,033	870	2,882	2,865
Other outside direct expenses	1,506	2,001	5,100	6,916

	2,539	2,871	7,982	9,781

Revenues before reimbursements	$34,653	$35,170	$108,256	$106,669

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

All consulting contracts are subject to review by management, which requires a positive assessment of the collectibility of contract amounts. If, during the course of the contract, the Company determines that collection of revenue is not reasonably assured, it does not recognize the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. The Company assesses collectibility based on a number of factors, including past transaction history with the client and project manager, as well as the creditworthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended		Nine Months Ended
(In thousands)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Shares used in basic per share computation	8,146	7,877	8,083	7,606
Effect of dilutive common stock options outstanding	639	750	634	862
Effect of dilutive restricted stock units outstanding	40	14	30	11

Shares used in diluted per share computation	8,825	8,641	8,747	8,479

There were no options excluded from the diluted per share calculation for the fiscal quarters ended September 30, 2005 and October 1, 2004. Common stock options to purchase 2,500 and 8,938 shares were excluded from the diluted per share calculation for the nine months September 30, 2005 and October 1, 2004, respectively, due to their antidilutive effect. Weighted average exercise prices for the antidilutive shares were $27.52 and $24.83 for the nine months ended September 30, 2005 and October 1, 2004, respectively.

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

On March 11, 2005, fully vested restricted stock unit awards representing 56,437 shares of the Company’s common stock were granted to a select group of employees as a part of their bonus distribution for fiscal 2004. The fair value of these fully vested restricted stock unit awards as measured on March 11, 2005 was $1,341,000 and was recorded as a reduction to accrued bonuses. On March 12, 2004, fully vested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of employees as a part of their bonus distribution for fiscal 2003. The fair value of these fully vested restricted stock unit awards as measured on March 12, 2004 was $984,000 and was recorded as a reduction to accrued bonuses.

Each individual who received a fully vested restricted stock unit award was also granted a matching number of unvested restricted stock unit awards. These unvested restricted stock unit awards will vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions. Unvested restricted stock unit awards representing 56,437 shares of the Company’s common stock were granted to a select group of employees on March 11, 2005. The fair value of these unvested restricted stock unit awards as measured on March 11, 2005 was $1,341,000 and was recorded as deferred stock-based compensation. Unvested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of employees on March 12, 2004. The fair value of these unvested restricted stock unit awards as measured on March 12, 2004 was $984,000 and was recorded as deferred stock-based compensation. This deferred stock-based compensation is being amortized on a straight-line basis over the four-year vesting period of the awards.

The Company uses the intrinsic value method of accounting for its Employee Stock Purchase Plan and Stock Option Plans, collectively called “Options.” The Options are granted at exercise prices equal to the fair value of the Company’s common stock on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” requires the Company to disclose pro-forma information regarding net income and net income per share as if the Company had accounted for its options under the fair value method. Under the fair value method, compensation expense is calculated for options granted using a defined valuation technique. The Company uses the Black-Scholes option pricing model to calculate the fair value of its options. In calculating the fair value of an option at the date of grant, the Black-Scholes option pricing model requires the input of highly subjective assumptions. The Company used the following weighted-average assumptions for the periods ended September 30, 2005 and October 1, 2004:

	Employee Stock Purchase Plan		Stock Option Plan
	2005	2004	2005	2004
Expected life (in years)	0.6	0.6	4.8	4.9
Risk-free interest rate	3.4%	2.0%	4.1%	3.4%
Volatility	33%	35%	42%	48%
Dividend yield	0%	0%	0%	0%

Had the Company determined compensation cost based on the estimated fair value at the grant date for its options under SFAS No. 123, the Company’s net income would have been adjusted to the pro-forma amounts indicated in the following table:

	Quarters Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Reported net income:	$3,515	$3,173	$11,476	$10,074

Add back: Intrinsic value stock-based compensation expense, net of tax	109	50	266	113
Deduct: Fair value stock-based compensation expense, net of tax	(503)	(465)	(1,469)	(1,382)

Adjusted net income:	$3,121	$2,758	$10,273	$8,805

Net income per share:
As reported:
Basic	$0.43	$0.40	$1.42	$1.32
Diluted	$0.40	$0.37	$1.31	$1.19
Pro-forma:
Basic	$0.38	$0.35	$1.27	$1.16
Diluted	$0.36	$0.32	$1.19	$1.05

Shares used in per share calculations:
As reported:
Basic	8,146	7,877	8,083	7,606
Diluted	8,825	8,641	8,747	8,479
Pro-forma:
Basic	8,146	7,877	8,083	7,606
Diluted	8,759	8,530	8,669	8,358

Note 5: Repurchase of Common Stock

The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2005. The Company repurchased 181,015 shares of its common stock for $4.3 million during the nine months ended September 30, 2005. There were no repurchases of common stock during the quarter or nine-month period ended October 1, 2004. As of September 30, 2005, the Company had remaining authorization under its stock repurchase plans of $414,000 to repurchase shares of common stock.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. The purpose of the plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide for termination of employment and related benefits. Under this plan participants may elect to defer up to 100% of their compensation. Employee deferrals were $436,000 and $2,064,000 during the quarter and nine months ended September 30, 2005, respectively. Employee deferrals were $463,000 and $691,000 during the quarter and nine months ended October 1, 2004, respectively. Employer contributions to the plan were $32,000 during the quarter and nine months ended September 30, 2005. There were no employer contributions to the plan during fiscal 2004.

Company assets that are earmarked to pay benefits under the plan are held by a rabbi trust and are subject to the claims of the Company’s creditors. As of September 30, 2005 and October 1, 2004, the invested amounts under the plan totaled $3.6 million and $712,000, respectively, and were recorded as a long-term asset on the Company’s condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to net miscellaneous income. As of September 30, 2005 and October 1, 2004, amounts due under the plan totaled $3.6 million and $712,000, respectively, and were recorded as a long-term other liability on the Company’s condensed consolidated balance sheet. Changes in the liability were recorded as adjustments to compensation expense. During the quarter and nine months ended September 30, 2005, the Company recognized compensation expense of $142,000 and $183,000, respectively, as a result of an increase in the market value of the trust assets. During the quarter and nine months ended October 1, 2004, the Company recognized compensation expense of $19,000 and $21,000, respectively, as a result of an increase in the market value of the trust assets.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 30, 2005	October 1, 2004
Cash paid during period:
Interest	$6	$11
Income taxes	$6,882	$6,219
Non-cash investing and financing activities:
Capital lease for equipment	$11	$34
Unrealized gain (loss) on short-term investments	$12	$(77)
Vested stock unit awards issued to settle accrued bonuses	$1,341	$984
Deferred stock-based compensation	$1,619	$1,134

Note 8: Accounts Receivable, Net

At September 30, 2005 and December 31, 2004, accounts receivable, net was comprised of the following:

(In thousands)	September 30, 2005	December 31, 2004
Billed accounts receivable	$29,645	$27,291
Unbilled accounts receivable	16,964	12,798
Allowance for doubtful accounts	(1,477)	(1,503)

Total accounts receivable, net	$45,132	$38,586

Note 9: Inventory

At September 30, 2005, the Company had $2.0 million of work-in-process inventory included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

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

Segment information for the quarters and nine months ended September 30, 2005 and October 1, 2004 follows:

Revenues

	Quarters Ended		Nine Months Ended
(In thousands)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Other scientific and engineering	$28,473	$29,271	$88,386	$88,562
Environmental and health	8,719	8,770	27,852	27,888

Total revenues	$37,192	$38,041	$116,238	$116,450

Operating income

	Quarters Ended		Nine Months Ended
(In thousands)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Other scientific and engineering	$6,449	$7,373	$21,861	$22,864
Environmental and health	1,798	1,409	6,287	4,803

Total segment operating income	8,247	8,782	28,148	27,667

Corporate operating expense	(3,624)	(3,670)	(11,199)	(11,269)

Total operating income	$4,623	$5,112	$16,949	$16,398

Capital Expenditures

	Quarters Ended		Nine Months Ended
(In thousands)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Other scientific and engineering	$516	$568	$1,849	$1,359
Environmental and health	17	22	68	113

Total segment capital expenditures	533	590	1,917	1,472

Corporate capital expenditures	26	75	434	340

Total capital expenditures	$559	$665	$2,351	$1,812

Depreciation and Amortization

	Quarters Ended		Nine Months Ended
(In thousands)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Other scientific and engineering	$729	$547	$1,857	$1,627
Environmental and health	42	44	128	129

Total segment depreciation and amortization	771	591	1,985	1,756

Corporate depreciation and amortization	330	418	1,369	1,254

Total depreciation and amortization	$1,101	$1,009	$3,354	$3,010

No single customer comprised more than 10% of the Company’s revenues for the quarter and nine months ended September 30, 2005. The Company derived 12% of revenues from agencies of the federal government for the quarter and nine months ended October 1, 2004.

Note 11: Related Party Transactions

The Company has a software licensing contract with an organization owned by the husband of one of Exponent’s Practice Directors. The Company recorded software licensing expenses related to this contract for the quarter and nine months ended September 30, 2005 of $33,750 and $101,250, respectively. For the quarter and nine months ended October 1, 2004, the Company recorded $31,250 and $118,750, respectively, in software licensing expenses related to this contract.

The Company has a health sciences consulting contract with the wife of one of Exponent’s Principals. The Company recorded subcontractor fees related to this contract for the quarter and nine months ended September 30, 2005 of $24,000 and $93,000, respectively. For the quarter and nine months ended October 1, 2004, the Company recorded $31,000 and $111,000 in subcontractor fees related to this contract.

Note 12: Goodwill and Other Intangible Assets

At September 30, 2005 and December 31, 2004, goodwill and other intangible assets were comprised of the following:

(In thousands)	September 30, 2005	December 31, 2004
Intangible assets subject to amortization:
Non-competition agreements	$136	$236
Less accumulated amortization	(114)	(189)

	22	47
Goodwill	8,607	8,607

Total goodwill and intangible assets	$8,629	$8,654

Intangible assets subject to amortization are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization expense for intangible assets for the quarter and nine months ended September 30, 2005 was $8,000 and $25,000, respectively. Amortization expense for intangible assets for the quarter and nine months ended October 1, 2004 was $15,000 and $44,000, respectively.

Below is a breakdown of goodwill reported by segment as of September 30, 2005:

(In thousands)	Environmental and health	Other scientific and engineering	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the quarter ended September 30, 2005.

Note 13: Mortgage Note

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of September 30, 2005, the Company had $0 outstanding and available borrowings of $21.2 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

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

All consulting contracts are subject to review by management, which requires a positive assessment of the collectibility of contract amounts. If, during the course of the contract, we determine that collection of revenue is not reasonably assured, we do not recognize the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. We assess collectibility based on a number of factors, including past transaction history with the client and project manager, as well as the creditworthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. In the event that actual results differ from these estimates or that the estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2005, we believe that we will be able to utilize our deferred tax assets.

Valuing goodwill. We assess goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Our annual goodwill impairment review is completed at the end of the 47th week of each fiscal year. Factors that we consider when evaluating for possible impairment include the following:

•	significant under performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
•	significant negative economic trends.

When evaluating our goodwill for impairment, based upon the existence of one or more of the above factors, we determine the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then an impairment loss is recognized. There were no events or changes in circumstances during the quarters and nine months ended September 30, 2005 and October 1, 2004, indicating that the carrying amount of our goodwill may be impaired.

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Quarter Ended September 30, 2005

Consolidated revenues for the third quarter of fiscal 2005 decreased by $849,000 as compared to the same period last year. This decline was due primarily to a decrease in activity in our technology development business. Revenues for our technology development business decreased by $2.1 million during the third quarter of 2005 as compared to the same period last year. This decrease was due to a delay in the expected completion and delivery of robots to the United States Army under a contract valued at $2.9 million. None of the robots were completed or delivered during the quarter ended September 30, 2005. As of September 30, 2005, we had $2.0 million of inventory associated with these robots included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet. Completion and delivery of the robots is expected during the fourth quarter of fiscal 2005. The decrease in revenues for our technology development business was offset by growth in several other practice areas, primarily practice areas in our other scientific and engineering segment.

The decrease in consolidated revenues was due to a 2.3% decrease in billable hours to 173,000 from 177,000 for the same period of fiscal 2004. This decrease was offset by higher billing rates and a 0.6% increase in technical full-time equivalents to 529 during the third quarter of fiscal 2005 as compared to 526 during the same period last year. Utilization decreased to 63% for the third quarter of 2005 compared to 65% for the same period last year.

Fiscal Quarter Ended September 30, 2005 compared to Fiscal Quarter Ended October 1, 2004

Revenues

	Quarters Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
Other scientific and engineering	$28,473	$29,271	(2.7)%
Percentage of total revenues	76.6%	76.9%
Environmental and health	8,719	8,770	(0.6)%
Percentage of total revenues	23.4%	23.1%

Total revenues	$37,192	$38,041	(2.2)%

The decrease in revenues for our other scientific and engineering segment was primarily the result of a decrease in activity in our technology development business. Revenues for our technology development business decreased by $2.1 million during the third quarter of 2005 as compared to the same period last year. This decrease was partially offset by growth in several other practice areas in our other scientific and engineering segment. This growth was due to higher billing rates and an increase in technical full-time equivalents.

During the third quarter of fiscal 2005 billable hours for our other scientific and engineering segment decreased by 2.3% to 130,000 as compared to 133,000 during the same period last year. Technical full-time equivalents increased 2.1% to 386 from 378 for the same period last year. Utilization decreased to 65% for the third quarter of 2005 as compared to 68% for the third quarter of 2004.

The decrease in revenues for our environmental and health segment was primarily due a decrease in billable hours and technical full-time equivalents, partially offset by higher billing rates. During the third quarter of fiscal 2005 billable hours for this segment decreased by 2.3% to 43,000 as compared to 44,000 during the same period last year. Technical full-time equivalents for this segment decreased 3.4% to 143 from 148 during same period last year. Utilization increased to 58% for the third quarter of fiscal 2005 as compared to 57% during the same period last year.

Compensation and Related Expenses

	Quarters Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
Compensation and related expenses	$22,921	$23,022	(0.4)%
Percentage of total revenues	61.6%	60.5%

The decrease in compensation and related expenses was due to $440,000 in labor related to our project to deliver robots to the United States Army being recorded as inventory during the quarter ended September 30, 2005. No labor was recorded as inventory during the quarter ended October 1, 2004. Fringe benefits also decreased $241,000 during the third quarter of 2005 as compared to the same period last year. This decrease was due to a decrease in workers’ compensation expense caused by lower than expected claim activity. These decreases were partially offset by an increase in wages due to increases in headcount and our annual salary increase, which took effect at the beginning of April, 2005. We expect compensation and related expenses to continue to increase due to the anticipated hiring of additional staff, the impact of our annual salary increases, and an increase in bonuses, which are based on profitability.

Other Operating Expenses

	Quarters Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
Other operating expenses	$4,668	$4,690	(0.5)%
Percentage of total revenues	12.6%	12.3%

The decrease in other operating expenses was primarily due to decreases in computer and office expenses and equipment related expenses, partially offset by an increase in depreciation. Computer and office expenses decreased $59,000 due to variations in the timing of these expenses. Equipment related expenses decreased $39,000 due primarily to a partial refund of personal property taxes paid. Depreciation increased $61,000 due to the recent purchase of information technology equipment.

Reimbursable Expenses

	Quarters Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
Reimbursable expenses	$2,539	$2,871	(11.6)%
Percentage of total revenues	6.8%	7.5%

The decrease in reimbursable expenses was primarily due to lower purchases of project related materials in our technology development practice caused by the decrease in activity in this practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Quarters Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
General and administrative expenses	$2,441	$2,346	4.0%
Percentage of total revenues	6.6%	6.2%

The increase in general and administrative expenses was primarily due to an increase in recruiting of $61,000 and an increase in professional development of $35,000, partially offset by a decrease in bad debt of $56,000. The increase in recruiting and professional development was due to our efforts to attract and develop technical consultants. The decrease in bad debt expense was due to strong collection efforts and an increase in recoveries.

Other Income, Net

	Quarters Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
Other income, net	$660	$266	148.1%
Percentage of total revenues	1.8%	0.7%

Other income, net, consists primarily of investment income and rental income from leasing excess space in our Silicon Valley facility. The increase in other income, net, was primarily due to a $199,000 increase in interest income, a $123,000 increase in the gain on plan assets held for our non-qualified deferred compensation plan, and a $48,000 increase in rental income. The increase in interest income was the result of higher average balances of short-term investments and cash equivalents and an increase in short-term interest rates. The increase in the gain on plan assets for our non-qualified deferred compensation plan was due to an increase in market value of the underlying securities. The increase in rental income was primarily due to the leasing of additional space in our Silicon Valley facility. We expect other income, net, to continue to increase due to anticipated increases in our average balances of short-term investments and cash equivalents and rising short-term interest rates.

Income Taxes

	Quarters Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
Income taxes	$1,768	$2,205	(19.8)%
Percentage of total revenues	4.8%	5.8%
Effective tax rate	33.5%	41.0%

The decrease in our effective tax rate was due to a $272,000 true up related to differences in estimated versus actual federal and state income taxes for fiscal 2004. An increase in tax-exempt interest income also contributed to the decrease in our effective tax rate.

Nine Months Ended September 30, 2005 compared to Nine Months Ended October 1, 2004

Revenues

	Nine Month Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
Other scientific and engineering	$88,386	$88,562	(0.2)%
Percentage of total revenues	76.0%	76.1%
Environmental and health	27,852	27,888	(0.1)%
Percentage of total revenues	24.0%	23.9%

Total revenues	$116,238	$116,450	(0.2)%

The decrease in revenues for our other scientific and engineering segment was primarily the result of a decrease in activity for our technology development business. Revenues for our technology development business decreased by $4.3 million during the nine months ended September 30, 2005 as compared to the same period last year. This decrease was offset by growth in several other practice areas in our other scientific and engineering segment. During the nine months ended September 30, 2005 billable hours for this segment decreased by 2.9% to 399,000 as compared to 411,000 during the same period last year. Technical full-time equivalents increased 1.1% to 376 from 372 for the same period last year. Utilization decreased to 68% during the nine months ended September 30, 2005 as compared to 71% during the same period last year.

The decrease in revenues for our environmental and health segment was primarily due to a decrease in billable hours and technical full-time equivalents, partially offset by higher billing rates. During the nine months ended September 30, 2005 billable hours for this segment decreased by 3.6% to 135,000 as compared to 140,000 during the same period last year. Technical full-time equivalents for this segment decreased 8% to 138 from 150 during same period last year. Utilization increased to 63% for the nine months ended September 30, 2005 as compared to 59% during the same period last year.

Compensation and Related Expenses

	Nine Month Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
Compensation and related expenses	$70,444	$69,340	1.6%
Percentage of total revenues	60.6%	59.5%

The increase in compensation and related expenses was due to an increase in wages and bonus expense. Wages increased due to our annual salary increase, which took effect at the beginning of April, 2005. The impact of our annual salary increase was partially offset by a decrease in headcount. Bonuses are based on profitability and increased by $925,000 during the first nine months of fiscal 2005 as compared to the same period in fiscal 2004. These increases were partially offset by $531,000 in labor related to our project to deliver robots to the United States Army being recorded as inventory during the first nine months of fiscal 2005. No labor was recorded as inventory during the same period in fiscal 2004. We expect compensation and related expenses to continue to increase due to the anticipated hiring of additional staff, the impact of our annual salary increases, and an increase in bonuses, which are based on profitability.

Other Operating Expenses

	Nine Months Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
Other operating expenses	$13,932	$13,917	0.1%
Percentage of total revenues	12.0%	12.0%

The increase in other operating expenses was primarily due to an increase in occupancy expense of $199,000, and an increase in depreciation of $96,000, offset by the write-off of a foreign real estate investment for $230,000 during the first nine months of fiscal 2004. There was no such write-off during the nine months ended September 30, 2005. Occupancy expenses increased due to expansion in certain offices. The increase in depreciation expense was due to the purchase of information technology equipment.

Reimbursable Expenses

	Nine Months Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
Reimbursable expenses	$7,982	$9,781	(18.4)%
Percentage of total revenues	6.9%	8.4%

The decrease in reimbursable expenses was primarily due to lower purchases of project related materials in our technology development practice caused by the decrease in activity in this practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Nine Months Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
General and administrative expenses	$6,931	$7,014	(1.2)%
Percentage of total revenues	6.0%	6.0%

The decrease in general and administrative expenses was primarily due to a decrease in outside consulting services of $338,000 and a decrease in bad debt expense of $201,000, partially offset by an increase in accounting and other professional fees of $295,000, an increase in recruiting of $73,000, and an increase in professional development of $59,000. During the fourth quarter of fiscal 2004, we expensed $216,000 in sub-contractor fees related to a potential project with the United States government that was not executed by year-end. This project was executed during the first quarter of fiscal 2005 and the sub-contractor fees previously expensed were classified as billable charges, contributing to the period-to-period decrease in outside consulting services. The decrease in bad debt expenses was due to strong collection efforts and an increase in recoveries. Accounting and other professional fees increased due to higher audit and corporate governance related expenses. Recruiting and professional development expenses were higher due to our efforts to attract and develop technical consultants.

Other Income, Net

	Nine Months Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
Other income, net	$1,514	$676	124.0%
Percentage of total revenues	1.3%	0.6%

Other income, net, consists primarily of investment income and rental income from leasing excess space in our Silicon Valley facility. The increase in other income, net, was primarily due to a $518,000 increase in interest income, a $162,000 increase in the gain on plan assets held for our non-qualified deferred compensation plan, and a $108,000 increase in rental income. The increase in interest income was the result of higher average balances of short-term investments and cash equivalents and an increase in short-term interest rates. The increase in the gain on plan assets for our non-qualified deferred compensation plan was due to an increase in market value of the underlying securities. The increase in rental income was primarily due to the leasing of additional space in our Silicon Valley facility. We expect other income, net, to continue to increase due to anticipated increases in our average balances of short-term investments and cash equivalents and rising short-term interest rates.

Income Taxes

	Nine Months Ended
(In thousands)	September 30, 2005	October 1, 2004	Percent Change
Income taxes	$6,987	$7,000	(0.2)%
Percentage of total revenues	6.0%	6.0%
Effective tax rate	37.8%	41.0%

The decrease in our effective tax rate was due to a $272,000 true up related to differences in estimated versus actual federal and state income taxes for fiscal 2004. An increase in tax-exempt interest income also contributed to the decrease in our effective tax rate.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS 123R. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock option and employee stock purchase plans. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this method, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans or related to the discounts we provide under our employee stock purchase plans. Under the new rules, we are required to adopt a fair value based method for measuring the compensation expense related to employee stock awards. This will lead to substantial additional compensation expense. Note 4 entitled Stock-Based Compensation included in these condensed consolidated financial statements provides the pro-forma net income and earnings per share as if we had used a fair value based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the quarters and nine months ended September 30, 2005 and October 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, our cash, cash equivalents and short-term investments were $64.9 million compared to $60 million at December 31, 2004. We financed our business for the current period principally through operating cash.

	Nine Months Ended
(In thousands)	September 30, 2005	October 1, 2004
Net cash provided by (used in) operating activities	$9,338	$(2,022)
Net cash used in investing activities	(4,264)	(542)
Net cash (used in) provided by financing activities	(1,341)	4,904

The increase in net cash provided by operating activities was due to a smaller increase in accounts receivable of $7.3 million during the nine months ended September 30, 2005 as compared to an increase of $15.4 million during the same period last year. The smaller increase in accounts receivable during the nine months ended September 30, 2005 was due to strong collections. Days sales outstanding decreased to 94 days as compared to 119 days during the same period last year. Deferred revenues increased $0.7 million during the nine months ended September 30, 2005 as compared to a decrease of $1.9 million during the same period last year. The increase in deferred revenues during the nine months ended September 30, 2005 was due an increase in pre-billed projects. Accounts payable and accrued liabilities increased $1.3 million during the nine months ended September 30, 2005, as compared to a decrease of $0.8 million during the same period last year. The increase in accounts payable was due to the timing of payments to vendors and an increase in the use of sub-contractors.

The increase in net cash used in investing activities was due to an increase in net purchases of short-term investments of $2.9 million and an increase in capital expenditures of $539,000. The increase in net purchases of short-term investments during the nine months ended September 30, 2005 as compared to the same period last year was due to a larger portion of our excess cash being invested in short-term investments. The increase in capital expenditures was primarily due to the purchase of information technology equipment.

The increase in net cash used in financing activities was due to $4.3 million in repurchases of our common stock under our stock repurchase programs. We did not repurchase any of our common stock during the nine months ended October 1, 2004. The increase in net cash used was also due to a decrease of $1.9 million in proceeds from the issuance of our common stock during the nine months ended September 30, 2005 as compared to the same period last year. This decrease was due to a corresponding decrease in employee stock option exercises.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, strategically acquire professional services firms that are complementary to our business or pay dividends.

During the nine months ended September 30, 2005 we repurchased 181,015 shares of our common stock for $4.3 million. The following table represents the remaining authorization under our stock repurchase plans as of September 30, 2005 (in thousands):

Board Approval Date	Authorized Repurchases	Repurchases To Date	Remaining Authorization
February 2003	$2,000	$2,000	$—
August 2003	$3,000	$2,586	$414

The following schedule summarizes our principal contractual commitments as of September 30, 2005 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2005	$1,363	$12	$216	$1,591
2006	4,442	59	—	4,501
2007	3,654	49	—	3,703
2008	3,010	8	—	3,018
2009	2,688	2	—	2,690
Thereafter	4,351	—	—	4,351

	$19,508	$130	$216	$19,854

We have a revolving reducing mortgage note with a total available borrowing amount of $21.2 million and an outstanding balance of $0 as of September 30, 2005. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

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

Regulation

Public concern over health, safety and preservation of the environment has resulted in the enactment of a broad range of environmental and/or other laws and regulations by local, state and federal lawmakers and agencies. These laws and regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. To the extent changes in such laws, regulations and enforcement or other factors significantly reduce the exposures of manufacturers, owners, service providers and others to liability; the demand for our services may be significantly reduced.

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

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of September 30, 2005 we had $0 outstanding and available borrowings of $21.2 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter or nine month period ended September 30, 2005, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2005

/s/ Michael R. Gaulke
Michael R. Gaulke, President and Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer