Form 10-K
period 2005-12-30
EXPONENT INC
filed 2006-03-06
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2005.

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price of the Common Stock as reported on the NASDAQ National Market on July 1, 2005, the last business day of the registrant’s most recently completed second quarter, was $191,434,111. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of July 1, 2005 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer’s Common Stock outstanding as of February 24, 2006 was 8,178,843.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be held on May 24, 2006, are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 30, 2005

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and incorporates by reference, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto under) that are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, statements other than statements of historical fact are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify certain of such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in this Report under the heading “Risk Factors” and elsewhere. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements.

PART I

Item 1. Business

GENERAL

The inception of Exponent, Inc. goes back to 1967, with the founding of the partnership Failure Analysis Associates, which was incorporated the following year in California and reincorporated in Delaware as Failure Analysis Associates, Inc. in 1988. The Failure Group, Inc. was organized in 1989 as a holding company for Failure Analysis Associates, Inc. and changed its name to Exponent, Inc. in 1998. Exponent, Inc. (together with its subsidiaries, “Exponent” or the “Company”), is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers, business and regulatory consultants brings together more than 70 different technical disciplines to solve complicated issues facing industry and government today. Our professional staff can perform in-depth scientific research and analysis, or very rapid-response evaluations to provide our clients with the critical information they need.

CLIENTS

General

Exponent serves clients in automotive, aviation, chemical, construction, consumer products, energy, government, health, insurance, manufacturing, technology and other sectors of the economy. Many of our engagements are initiated directly with large corporations or by lawyers or insurance companies, whose clients anticipate, or are engaged in, litigation over an alleged failure of their products, equipment or service. Our services in failure prevention and technology evaluation have grown as the technological complexity of products has increased over the years.

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $90 to $800 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Exponent’s service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate 15 practices, including:

•	Biomechanics

•	Civil Engineering

•	Construction Consulting

•	Data/Risk Analysis

•	EcoSciences

•	Electrical Engineering

•	Environmental Sciences

•	Food & Chemicals

•	Health Sciences

•	Human Factors

•	Industrial Structures

•	Mechanical Engineering & Materials Science

•	Technology Development

•	Thermal Sciences

•	Vehicle Analysis

Biomechanics

Exponent’s Biomechanics staff use engineering and biomedical science to explore the cause, nature and severity of injuries. The type and distribution of injuries, combined with our extensive experience in human injury tolerance, allows us to determine the forces and motions that must have occurred to produce the injuries. Through close interaction with our Vehicle Analysis and Human Factors practices, our consultants analyze the human’s overall role in an accident, including assessments of the likelihood, causation and severity of the accident.

In 2005, our staff published more than 50 significant articles related to injury mechanics in motor vehicle accidents, medical devices and biotechnology. We assisted several clients with patent infringement support work and provided independent third-party evaluations on new products. In addition, we provided consulting support in litigation involving personal injury and product defect allegations. For example, we were engaged to investigate an incident involving an equipment operator who fell into a cooling pit containing water at a temperature of approximately 150° F. The equipment operator pulled himself out and sought help, but ultimately died of second and third degree burns to over 95% of his body. There were no witnesses, but it was alleged that the platform from which he operated was improperly guarded, causing the incident. The analysis performed by our Biomechanics practice showed that the incident could not have occurred the way the plaintiffs contend and that the deceased did not fall from the platform. Our opinions were illustrated by three animations produced by Exponent’s Visual Communication group.

Civil Engineering

Exponent has over 25 years experience investigating all types of structural, geotechnical, hydrological, construction and building problems, from major catastrophes to simple performance failures. Our rigorous technical analysis of these problems provides our clients with a thorough assessment of damage, as well as expert analysis of causation to be used for purposes of retrofit, repair, claims adjustment, or litigation. In addition, we use our expertise to help clients avoid failures with services such as vulnerability assessments of their facilities, development of appropriate mitigation measures, and development of solutions to challenging development and design problems.

In the immediate aftermath of Hurricane Katrina, engineers from Exponent’s Civil practice deployed to New Orleans as part of the Federal Emergency Management Agency’s Urban Search and Rescue operations. Following completion of rescue operations, and working with scientists from our Health Sciences practice, the Civil practice has been assisting commercial, industrial and insurance clients with failure investigations and damage assessments at more than five hundred land-based and offshore sites in Louisiana, Mississippi and Alabama.

Construction Consulting

Exponent’s Construction Consulting practice provides construction management services to clients through all phases of the project life cycle, and, if necessary, through dispute resolution. Exponent’s engineers, cost accountants, architects, scientists and technical specialists provide these services to both the public and private sectors, supporting our client’s project staff through all phases of the design and construction process. Our staff identifies and evaluates construction processes and issues related to scope changes, schedule delays, production disruption and inefficiency, as well as the costs associated with these types of issues. They also identify the risks associated with large-scale, complex construction projects and take proactive measures to avoid potential obstacles.

In 2005, Exponent’s Construction Consulting practice experienced significant growth both in revenue, staff and clients. Projects range from standard dispute resolution services to a major investigation of a large financial institution’s real-estate construction group, involving the analysis of more than a dozen projects with total capital expenditures of approximately $800 million. The construction consulting practice added staff in Oakland and Los Angeles. In addition, our Washington D.C. practice continued to grow throughout 2005, and our New York staff, which joined in mid-2004, have contributed significantly to the year’s revenue growth.

Data/Risk Analysis

All living humans continually bear a certain degree of risk of injury or death. Exponent’s Data/Risk Analysis practice specializes in determining whether a particular activity or product poses an unreasonable risk. Risk estimation involves establishing a reference period and then collecting information about the number of injuries (or other adverse events) suffered and the amount of exposure during this period. For example, one of the practice’s 2005 engagements involved a motor vehicle manufacturer who received complaints alleging that a vehicle “took off” or accelerated without warning. The vehicle in question was produced in high volume over several years. Exponent analyzed data from state databases of traffic crashes, which showed that the risk of sudden acceleration for the subject vehicle was not unusual when compared to other passenger vehicles.

To support a diverse array of empirical research studies, extending well beyond traditional risk analysis, the Data/Risk Analysis practice also offers clients general statistical consulting services. Exponent statisticians, programmers and analysts apply their expertise in data collection, description, analysis and interpretation for clients at any and all stages of a study. For example, we designed a reliability test to determine the stress level at which a battery will produce an adverse response with small, but non-negligible, probability. Applying a method developed in health risk assessment for low-dose extrapolation, our approach used test resources more efficiently and yielded more accurate estimates than traditional test designs.

EcoSciences

Exponent’s ecological scientists provide proven, cost-effective and scientifically defensible solutions to complex issues. State and federal trustees are pursuing natural resource damage claims more aggressively than in the past. Natural resource damages are a corporate environmental liability beyond cleanup or response actions. Damage claims can be very large, and settlement or litigation costs correspondingly high. Exponent assists clients in optimizing costs associated with claims for damages to natural resources, while still protecting the environment.

For example, Exponent recently completed an independent evaluation of the technical work that has been done to date in assessing ecological impacts from use of seawater in open loop vaporization (OLV) systems proposed in Liquefied Natural Gas (LNG) terminals in the Gulf of Mexico. The study was commissioned by The Center for Liquefied Natural Gas. The primary environmental question associated with the use of OLV technology is the potential for impact on fish eggs and larvae into seawater intakes. Exponent found the Environmental Impact Statement assessments contained numerous conservative assumptions that “significantly over-estimated the potential for adverse impacts” from offshore LNG projects.

Electrical Engineering

In the age of electronics, Exponent continues to be a highly sought-after resource for understanding current and potential risks involving electrical and electronic components. Our team of electrical engineers performs a wide array of investigations ranging from electric power systems to semiconductor devices. We operate laboratories for testing both heavy equipment and light electronic equipment, and use computers and specialized software to analyze electric power systems, circuits and other equipment configurations.

For example, Exponent is currently working both in the U.S., and in our new office in China, with several electronics manufacturers to critically evaluate pre-production products as an independent third party. This role in the safety evaluation of clients’ pre-production products is important in minimizing risk and product recalls. These clients require an Exponent product safety evaluation report before the product can be released to the market. Products are evaluated based on the client’s safety specifications and also Exponent’s expertise in the field. We also operate a specialized laboratory in Phoenix for safety assessment of lithium ion and other battery storage systems.

Environmental Sciences

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

Our experts in environmental forensics (the identification and allocation of sources of contaminants, estimation of timing of releases and dose reconstruction) are widely respected for their technical knowledge and ability to communicate complex issues to the public or a courtroom audience. For example, we recently completed an evaluation of the sources of dioxins, polycyclic aromatic hydrocarbons and arsenic in a residential community near a wood treatment site in connection with a major toxic tort litigation. This comprehensive analysis utilized sophisticated analytical chemistry knowledge, geostatistics, multivariate statistics and an understanding of the physics of air dispersion and surface water transport. Our analysis found that the alleged contamination occurred at typical background levels and that some of the variability in dioxin and arsenic concentrations was due to historic open burning of trash and use of rat poison, respectively.

Food & Chemicals

Our Food and Chemicals practice includes experienced staff of both technical and regulatory specialists who are experienced in dealing with foods, and with pesticide and non-pesticide products including conventional chemicals, biochemicals, microbials and products of biotechnology. We provide practical, creative, scientific and regulatory support to meet global business objectives at every stage of the product cycle, from R&D to retail.

Our Food and Chemicals practice has worked with a number of European biocides manufacturers to evaluate data, produce data waiver argumentation,

conduct human and environmental risk assessments, and produce summary dossiers of data that are required for ongoing regulatory review in Europe. Following dossier submission, we have also assisted clients in responding to issues raised by European Union regulators, where we have successfully defended our clients’ products and regulatory strategies, often using innovative but scientifically defensible approaches, resulting in the minimization of additional data requirements and costs for our clients.

Health Sciences

Exponent’s Health Sciences practice specializes in solving complex health problems that require an experienced team of multidisciplined health professionals. Our epidemiologists, physicians, toxicologists, statisticians, industrial hygienists and other health care professionals apply innovative techniques to help clients address a variety of issues. These include environmental and occupational epidemiology, pharmacoepidemiology, industrial hygiene, emergency response and risk assessment. Exponent applies sophisticated approaches in study design, statistical analysis, exposure assessment and medical causation to examine a variety of health issues.

Hurricane Katrina resulted in severe structural and product damage, as well as causing critical health related issues for people living in the affected area. Food products such as coffee stored in warehouses were subjected to flooding by contaminated floodwaters. Members of Exponent’s Health Sciences practice were retained to evaluate risk to human consumption of some of these food products. At stake is hundreds of millions of dollars of food products that were potentially either directly or indirectly impacted. Exponent consultants conducted site investigations, collected samples for laboratory analysis, and did human risk assessments as to potential health impacts from both chemical and microbiological contamination to these food products. This work was in addition to the work that we were already performing related to toxic affects of mold that resulted from the hurricane.

Human Factors

Our Human Factors practice analyzes human cognition and behavior to guide product design decisions to provide better product safety and usability. Working in conjunction with other Exponent practices, our scientists look at ways to improve product design, as well as review safety information and training to help change human behavior and reduce accidents.

Recently, the Human Factors practice developed a technique to validate the accuracy of digital photographs that are used to represent an accident scene where the amount of lighting determines whether or not a critical feature of the scene is visible. Photographs taken of a scene at night do not always accurately replicate the scene as it appeared to a person present at that scene. When an accident occurs and questions arise about the visibility of objects that were present at the accident site, it is important that later photographs taken of the scene accurately represent what people might have been able to observe. The technique we developed allows us to accurately depict the scene in terms of the illumination and conspicuity of objects. Our results indicate that the resultant photographs are, in fact, representative of what an average, naïve viewer would observe at the scene. The results of this study will be presented at the 2006 Society of Automotive Engineers (SAE) World Congress. In addition, the groundwork was laid for future work in 2006 to implement this method on-site, so that consultants can obtain and adjust their photographs while at an inspection location to account for low-lighting conditions.

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

Mechanical Engineering and Materials Science

Our mechanical engineers and materials scientists have both an academic and “real-world” understanding of their field, including reliability and hazard evaluation, design assessment and materials life prediction. We routinely work with manufacturers to assess risks to their products during their design and manufacturing phases of product development. In addition, we help manufacturers analyze allegations of defective design by the federal regulatory agencies such as the Consumer Product Safety Commission.

In 2005, a multidisciplinary task force consisting of consultants from our Mechanical Engineering and Materials Science, Thermal Sciences and Electrical Engineering practices was formed to assess issues related to battery design, manufacturing and performance. Batteries of various chemistries, capacities and form factors appear in an increasing variety of products, including consumer electronics (laptop computers, cellular telephones, PDA’s, digital cameras, MP3 players, mini DVD players), personal care products, medical devices, power tools, industrial appliances, backup power supplies, automotive products and aerospace products, among others. On occasion, the batteries in these products fail, leading to performance or safety concerns, including reduced capacity, overheating, case rupture and even flaming combustion.

By using a multidisciplinary approach involving staff from a wide range of disciplines, we are able to provide independent third party consulting services to battery and component manufacturers and suppliers. These services cover the entire field of portable power: basic electrochemistry and cell design fundamentals, cell manufacturing and quality control, battery pack design evaluation and testing, regulatory compliance, failure analysis and disposal/recycling issues.

Technology Development

Drawing on our multidisciplinary engineering, testing and failure analysis and prevention expertise, our Technology Development practice specializes in harnessing commercial technologies to develop effective military equipment and systems. In 2005, we continued to support the U.S. Army’s efforts in Afghanistan and Iraq. In the field, our engineers are assisting the Rapid Equipping Force develop technical solutions related to combat issues.

The MARCBOT is a robotic system developed to combat the threat of Improvised Explosive Devices (IEDs). IEDs are claimed to be the number one threat for soldiers deployed in Afghanistan and Iraq. Exponent developed this system over the course of 18 months and four design spirals. To date, over 300 MARCBOT systems have been delivered to the U.S. Army Rapid Equipping Force for deployment in Operation Iraqi Freedom and Operation Enduring Freedom. Soldiers performing IED sweeps use this remote observation platform to inspect suspicious objects from a distance instead of walking or driving near the objects. Designed to be small enough and mobile enough for a platoon or squad-size element, the MARCBOT has met with high soldier acceptance and has been very effective in the fight against IEDs.

Thermal Sciences

Exponent has investigated and analyzed thousands of fires and explosions ranging from high loss disasters at manufacturing facilities to small insurance claims. Information gained from these analyses has helped us assist clients in assessing preventative measures related to the design of their products.

In 2005, Exponent was retained by the Fire Department, City of New York (FDNY) to provide independent third party engineering consulting and technical review services related to the FDNY’s design and procurement of Personal Safety System’s (PSS’s) for use by its members. A PSS is a system of components intended to provide a firefighter with the means for self-rescue, and is to be carried by all members at all times when performing operations. Exponent was asked to review the design of the PSS and the FDNY’s evaluation and testing process for selecting components. Exponent was also asked to verify the selected components’ compliance with applicable industry standards, including those published by the National Fire Protection Association as well as internal specifications published by the FDNY. Exponent analyzed and assessed the FDNY’s component selection and evaluation efforts to ensure the PSS met the FDNY’s requirements, and that the PSS was a suitable and efficient means to egress from a structure if conditions become untenable.

Vehicle Analysis

Our Vehicle Analysis practice provides design analysis, vehicle crash testing, component testing and accident reconstruction services to clients developing new automotive products, facing unexpected performance issues, or seeking information on how an accident occurred. At our 147-acre Test and Engineering Center in Phoenix, Arizona, we develop unique test protocols using proprietary tests developed by our consulting staff.

Exponent’s Vehicle practice has had a long-term working relationship with a local Phoenix company that is sub-contracted by the U.S. Department of Energy to test the latest hybrid-electric vehicles to enter the consumer market, as well as neighborhood electric vehicles and recent developments in alternative fuel vehicles, such as experimental compressed hydrogen internal combustion engine platforms. Exponent has conducted handling testing, Environmental Protection Agency (EPA) fuel economy testing and battery performance testing on this class of vehicles. In addition, Exponent has co-authored an SAE paper titled “Hybrid Electric Vehicle Fleet and Baseline Performance Testing,” which presents EPA published fuel economy values alongside Exponent laboratory testing and real-world, long-term fleet testing. The paper will be presented at the April 2006 SAE conference.

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

EMPLOYEES

As of December 30, 2005, we employed 785 full-time and part-time employees, including 507 engineering and scientific staff, 110 technical support staff and 168 administrative and support staff. Our staff includes 419 employees with advanced degrees, of which 247 employees have achieved the level of Ph.D. or M.D.

ADDITIONAL INFORMATION

The address of our internet website is www.exponent.com. We make available, free of charge through our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

EXECUTIVE OFFICERS

The executive officers of Exponent and their ages as of March 6, 2006 are as follows:

Name	Age	Position
Michael R. Gaulke	60	President, Chief Executive Officer and Director

Roger L. McCarthy, Ph.D.	57	Chairman Emeritus and Director

Larry W. Anderson, Ph.D.	66	Group Vice President

Paul D. Boehm, Ph.D.	57	Group Vice President

Robert D. Caligiuri, Ph.D.	54	Group Vice President

Paul R. Johnston, Ph.D.	52	Chief Operating Officer

Subbaiah V. Malladi, Ph.D.	59	Chief Technical Officer

John E. Moalli, Sc.D.	41	Group Vice President

Richard L. Schlenker, Jr.	40	Chief Financial Officer and Corporate Secretary

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

Roger L. McCarthy, Ph.D., joined the Company in August 1978. Currently, Dr. McCarthy is Chairman Emeritus of the Board of Directors and has been a Director of the Company since 1980. Dr. McCarthy served as Chairman of the Board of Directors from 1986 to May 2005. From June 1996 to October 1998, he served as Chief Technical Officer of the Company. He was Chief Executive Officer of the Company from 1982 to June 1996. He also served as President of the Company from 1982 to March 1993. Dr. McCarthy received his Ph.D. (1977), Mech.E. (1975) and S.M. (1973) from the Massachusetts Institute of Technology and his B.S.E. (1972) in Mechanical Engineering and A.B. (1972) in Philosophy from the University of Michigan. Dr. McCarthy is a Registered Professional Engineer in the states of California, Georgia, Ohio and Arizona and a member of the National Academy of Engineering.

Larry W. Anderson, Ph.D., joined the Company in 1986. He was promoted to Principal Engineer in 1993 and Group Vice President in 1996. Dr. Anderson received his Ph.D. (1966), M.S. (1964) and B.S. (1961) in Mechanical Engineering from the University of Washington. He is a Registered Professional Mechanical Engineer in the State of California.

Paul D. Boehm, Ph.D., joined the Company in April 2004 as a Group Vice President. Prior to joining the Company, Dr. Boehm was Vice President and Market Manager, Oil and Gas Sector, at Battelle Memorial Institute from 2001 to 2004. From 1999 to 2001, Dr. Boehm was Vice President and Managing Director, Environmental Health and Safety Consulting at Arthur D. Little, Inc. Dr. Boehm received his Ph.D. (1977) and M.S. (1973) in Oceanography from the University of Rhode Island and B.S. (1970) in Chemical Engineering from the University of Rochester. Dr. Boehm has published more than 100 articles in peer-reviewed journals and authored numerous reports on environmental forensics and impact assessments. Dr. Boehm has been chosen to serve on several National Research Council panels.

Robert D. Caligiuri, Ph.D., joined the Company in 1987. He was promoted to Principal Engineer in 1990 and Group Vice President in 1999. Dr. Caligiuri received his Ph.D. (1977) and M.S. (1974) in Materials Science and Engineering from Stanford University and B.S. (1973) in Mechanical Engineering from the University of California, Davis. Prior to joining the Company he was a Program Manager and Materials Scientist for SRI International. He is a Registered Professional Metallurgical Engineer in the State of California, a Licensed Professional Engineer in the State of Utah and is a Fellow of the American Society for Materials.

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

Subbaiah V. Malladi, Ph.D., joined the Company in 1982 as a Senior Engineer, becoming a Senior Vice President in January 1988 and a Corporate Vice President in September 1993. In October 1998, Dr. Malladi was appointed Chief Technical Officer of the Company. Dr. Malladi also served as a Director of the Company from March 1991 through September 1993. He was re-appointed as a Director in April 1996 and served on the Board until May 2005. He received a Ph.D. (1980) in Mechanical Engineering from the California Institute of Technology, M.Tech (1972) in Mechanical Engineering from the Indian Institute of Technology, B.E. (1970) in Mechanical Engineering from SRI Venkateswara University, India and B.S. (1966) in Physics, Chemistry and Mathematics from Osmania University, India. Dr. Malladi is a Registered Professional Mechanical Engineer in the State of California.

John E. Moalli, Sc.D., joined the Company in 1992. He was promoted to Principal Engineer in 1997 and Group Vice President in 2002. Dr. Moalli received his Sc.D. (1992) in Polymers from the Massachusetts Institute of Technology and B.S. (1987) in Civil Engineering from Northeastern University. He is a member of the Society for the Plastics Industry, Society for Plastics Engineers and a member of the Editorial Advisory Board of Medical Plastics and Biomaterials.

Richard L. Schlenker, Jr. joined the Company in 1990. Mr. Schlenker is the Chief Financial Officer and Corporate Secretary of the Company. He was appointed Chief Financial Officer in July 1999 and was appointed Secretary of the Company in November 1997. Mr. Schlenker was the Director of Human Resources from 1998 until his appointment as CFO. He was the Manager of Corporate Development from 1996 until 1998. From 1993 to 1996, Mr. Schlenker was a Business Manager, where he managed the business activities for multiple consulting practices within the Company. Prior to 1993 he held several different positions in finance and accounting within the Company. Mr. Schlenker holds a B.S. in Finance from the University of Southern California.

Item 1A. Risk Factors

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

Attraction and Retention of Key Employees

Exponent’s business involves the delivery of professional services and is labor-intensive. Our success depends in large part upon our ability to attract, retain and motivate highly qualified technical and managerial personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. We cannot provide any assurance that we can continue to attract sufficient numbers of highly qualified technical and managerial personnel and to retain existing employees. The loss of key managerial employees or any significant number of employees could have a material adverse impact on our business, including our ability to secure and complete engagements.

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

Customer Concentration

We currently derive and believe that we will continue to derive a significant portion of our revenues from clients, organizations and insurers related to the transportation industry. Transportation industry related engagements accounted for approximately 20% of our revenues for the fiscal year ended

December 30, 2005. In addition, we performed engagements for the government sector, which accounted for approximately 11% of our revenues for the fiscal year ended December 30, 2005. The loss of any large client, organization or insurer related to either the transportation industry or government sector could have a material adverse effect on our business, financial condition or results of operations.

Economic Uncertainty

The markets that we serve are cyclical and subject to general economic conditions, particularly in light of the labor-intensive nature of our business and our relatively high compensation expenses. If the economy in which we operate, which is predominately in the U.S., were to experience a prolonged slowdown, demand for our services could be reduced considerably.

Professional Reputation

The professional reputation of Exponent and its consultants is critical to our ability to successfully compete for new client engagements and attract or retain professionals. Any factors that damage our professional reputation could have a material adverse effect on our business.

Regulation

Public concern over health, safety and preservation of the environment has resulted in the enactment of a broad range of environmental and/or other laws and regulations by local, state and federal lawmakers and agencies. These laws and the implementing regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. To the extent changes in such laws, regulations and enforcement or other factors significantly reduce the exposures of manufacturers, owners, service providers and others to liability, the demand for our services may be significantly reduced.

Tort Reform

Several of our practices have a significant concentration in litigation support consulting services. To the extent tort reform reduces the exposure of manufacturers, owners, service providers and others to liability, the demand for our litigation support consulting services may be significantly reduced.

Variability of Quarterly Financial Results

Variations in our revenues and operating results occur from time to time, as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter, the timing of engagements, the number of working days in a quarter, employee hiring and utilization rates, and integration of companies acquired. Because a high percentage of our expenses, particularly personnel and facilities related expenses, are relatively fixed in advance of any particular quarter, a variation in the timing of the initiation or the completion of our client assignments can cause significant variations in operating results from quarter to quarter.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Silicon Valley office facilities consist of a 153,738 square foot building, with office and laboratory space located on a 6.3-acre tract of land we own in Menlo Park, California and an adjacent 27,000 square feet of leased warehouse storage space.

Our Test and Engineering Center (“TEC”) occupies 147 acres in Maricopa County, Arizona. We lease this land from the state of Arizona under a 30-year lease agreement that expires in January 2028 and have options to renew for two fifteen-year periods. We constructed an indoor test facility as well as an engineering and test preparation building at the TEC.

In addition, we lease office, warehouse and laboratory space in 22 other locations in 13 states and the District of Columbia, as well as in Germany, China and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2005 for all leased properties was $4,644,000.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Exponent’s common stock is traded on the NASDAQ National Market under the symbol “EXPO”. The following table sets forth for the fiscal periods indicated the high and low closing sales prices for our common stock.

Stock prices by quarter	High	Low
Fiscal Year Ended December 31, 2004:
First Quarter	$24.84	$21.33
Second Quarter	$27.17	$22.52
Third Quarter	$27.55	$24.50
Fourth Quarter	$28.11	$26.58

Fiscal Year Ended December 30, 2005:
First Quarter	$29.50	$22.88
Second Quarter	$29.11	$23.47
Third Quarter	$31.39	$27.54
Fourth Quarter	$30.65	$27.35

Fiscal Year Ended December 29, 2006:
First Quarter (through February 24, 2006)	$33.25	$28.54

As of February 24, 2006, there were 358 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We have never paid cash dividends on our common stock. See Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We did not repurchase any of our common stock during the quarter ended December 30, 2005. See Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for information regarding our stock repurchase programs.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
(In thousands, except per share data)	2005	2004	2003	2002	2001
Consolidated Statements of Income Data:

Revenues before reimbursements	$142,861	$138,718	$125,943	$115,298	$104,497
Revenues	$155,196	$151,509	$139,676	$126,055	$114,461
Operating income	$20,380	$19,324	$16,902	$14,036	$9,779
Net income	$14,186	$12,040	$10,166	$7,924	$6,122

Net income per share:
Basic	$1.75	$1.56	$1.41	$1.16	$0.94
Diluted	$1.62	$1.41	$1.27	$1.05	$0.85

Consolidated Balance Sheet Data:

Cash and cash equivalents	$13,216	$4,680	$5,666	$22,480	$7,815
Short-term investments	$55,682	$55,366	$35,932	$—	$—
Working capital	$93,755	$78,972	$57,519	$44,696	$31,747
Total assets	$164,241	$144,132	$121,842	$107,216	$91,034
Long-term liabilities	$4,631	$2,571	$2,494	$1,864	$1,192
Total stockholders’ equity	$133,200	$117,022	$95,118	$83,786	$70,531

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

Overview

Exponent, Inc. is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers, business and regulatory consultants brings together more than 70 different technical disciplines to solve complicated issues facing industry and government today. Our services include analysis of products, people, property, processes and finances related to litigation, product recall, regulatory compliance, research, development and design.

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, estimating the allowance for doubtful accounts, accounting for income taxes and valuing goodwill have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

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

All consulting contracts are subject to review by management, which requires a positive assessment of the collectibility of contract amounts. If, during the course of the contract, we determine that collection of revenue is not reasonably assured, we do not recognize the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. We assess collectibility based on a number of factors, including past transaction history with the client, as well as the credit-worthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

Estimating the allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for doubtful accounts based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms. As of December 30, 2005, our accounts receivable balance was $46.2 million, net of an allowance for doubtful accounts of $1.2 million.

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets, such as current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2006, we currently believe that we will be able to utilize our deferred tax assets.

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

When evaluating our goodwill for impairment, based upon the existence of one or more of the above factors, we determine the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

We completed our annual impairment review as of the end of the 47th week of fiscal 2005 and determined that we had no impairment of our goodwill and therefore did not record an impairment charge. As of December 30, 2005, goodwill totaled $8.6 million.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES FOR FISCAL YEARS			PERIOD TO PERIOD CHANGE
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Revenues	100.0%	100.0%	100.0%	2.4%	8.5%

Operating expenses:
Compensation and related expenses	59.3	58.9	58.2	3.1	9.8
Other operating expenses	12.0	12.4	12.8	(1.0)	5.1
Reimbursable expenses	8.0	8.4	9.8	(3.6)	(6.9)
General and administrative expenses	6.3	6.4	6.3	0.3	10.8
Stock-based compensation	1.3	1.1	0.8	29.8	48.9

	86.9	87.2	87.9	2.0	7.7

Operating income	13.1	12.8	12.1	5.5	14.3

Other income, net	1.5	0.7	0.6	107.4	35.9

Income before income taxes	14.6	13.5	12.7	10.9	15.3

Provision for income taxes	5.5	5.6	5.4	0.8	11.1

Net income	9.1%	7.9%	7.3%	17.8%	18.4%

OVERVIEW OF THE YEAR ENDED DECEMBER 30, 2005

During fiscal 2005, we had a 2.4% increase in revenues as compared to fiscal 2004. This growth was driven primarily by our civil engineering and biomechanics practices. Our civil engineering practice had a strong year as we assisted our clients with the aftermath of hurricanes Katrina and Rita. In our biomechanics practice, we continued to grow our business, working with clients in their medical device development as well as in accident injury analysis. This growth was offset by lower revenues in our technology development practice due to a decrease in the number of large projects with the United States Department of Defense.

Our revenue growth was driven primarily by higher billing rates. Total billable hours increased 0.4% to 713,000 during fiscal 2005 as compared to 710,000 during fiscal 2004. Technical full-time equivalents decreased 0.2% to 520 for fiscal 2005 as compared to 521 during fiscal 2004. Utilization was 66% during fiscal 2005 and 2004. Through the management of our operating expenses we were able to leverage this revenue growth to improve operating income by 5.5%. This increase in operating income, an increase in other income and a reduction in our effective tax rate resulted in a 17.8% increase in net income as compared to fiscal 2004.

FISCAL YEARS ENDED DECEMBER 30, 2005, AND DECEMBER 31, 2004

Revenues

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, as well as reimbursements for outside direct expenses associated with the services performed that are billed to our clients. We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004 included 52 weeks of activity.

	Fiscal Years		Percent Change
(In thousands)	2005	2004
Engineering and other scientific	$119,037	$115,558	3.0%
Percentage of total revenues	76.7%	76.3%
Environmental and health	36,159	35,951	0.6%
Percentage of total revenues	23.3%	23.7%

Total revenues	$155,196	$151,509	2.4%

The increase in revenues for our engineering and other scientific segment during fiscal 2005 was the result of higher billing rates and an increase in billable hours. During fiscal 2005, billable hours for this segment increased by 1.1% to 535,000 as compared to 529,000 during fiscal 2004. Technical full-time equivalents for this segment increased by 1.9% to 380 during fiscal 2005 as compared to 373 during fiscal 2004. Utilization for this segment was 68% during fiscal 2005 and 2004.

The increase in revenues for our environmental and health segment during fiscal 2005 was the result of higher billing rates, partially offset by a decrease in billable hours. During fiscal 2005 billable hours for this segment decreased by 1.7% to 178,000 as compared to 181,000 during fiscal 2004. This decrease in billable hours was primarily due to a decrease in the volume and size of new and recurring engagements in our environmental practice. This practice operates in one of our more competitive markets. The decrease in billable hours for this practice was partially offset by an increase in billable hours for our food & chemicals practice. Technical full-time equivalents for this segment decreased by 6.1% to 139 during fiscal 2005 as compared to 148 during fiscal 2004. Utilization for this segment increased to 61% for fiscal 2005 as compared to 59% for fiscal 2004.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

	Fiscal Years		Percent Change
(In thousands)	2005	2004
Compensation and related expenses	$91,960	$89,193	3.1%
Percentage of total revenues	59.3%	58.9%

The increase in compensation and related expenses during fiscal 2005 was due to the effects of our annual salary increase and an increase in bonuses. Our annual salary increase, which was approximately 5%, took effect at the beginning of April 2005. Bonuses are based on profitability and increased by $700,000 during fiscal 2005 as compared to fiscal 2004. We expect compensation and related expenses to increase due to the anticipated hiring of additional staff and the impact of future annual salary increases.

Other Operating Expenses

	Fiscal Years		Percent Change
(In thousands)	2005	2004
Other operating expenses	$18,618	$18,801	(1.0)%
Percentage of total revenues	12.0%	12.4%

The decrease in other operating expenses during fiscal 2005 was primarily due to the write-off of a foreign real estate investment for $230,000 during fiscal 2004. There was no such write-off during fiscal 2005. This decrease was partially offset by an increase in occupancy expense of $110,000. We anticipate other operating expenses to increase due to the support associated with the anticipated hiring of additional staff and the anticipated expansion of our offices.

Reimbursable Expenses

	Fiscal Years		Percent Change
(In thousands)	2005	2004
Reimbursable expenses	$12,335	$12,791	(3.6)%
Percentage of total revenues	8.0%	8.4%

The decrease in reimbursable expenses during fiscal 2005 was primarily due to a decrease in purchases of technical materials related to projects in our technology development practice.

General and Administrative Expenses

	Fiscal Years		Percent Change
(In thousands)	2005	2004
General and administrative expenses	$9,831	$9,804	0.3%
Percentage of total revenues	6.3%	6.4%

The increase in general and administrative expenses during fiscal 2005 was primarily due to an increase in recruiting expense of $185,000 and an increase in professional development expense of $72,000, partially offset by a decrease in bad debt expense of $182,000. The increase in recruiting and professional development expense was due to our efforts to attract and develop technical consultants. The decrease in bad debt expense was due to a decrease in write-offs during fiscal 2005 as compared to fiscal 2004 and a decrease in the allowance for doubtful accounts at year-end.

Stock-Based Compensation

	Fiscal Years		Percent Change
(In thousands)	2005	2004
Stock-based compensation	$2,072	$1,596	29.8%
Percentage of total revenues	1.3%	1.1%

Stock-based compensation consists primarily of the expense associated with restricted stock units granted to employees under our Restricted Stock Plan. For a select group of employees, up to 30% of their annual bonus is settled with fully vested restricted stock unit awards (“bonus awards”). Each employee who receives a bonus award also receives a matching number of unvested restricted stock unit awards (“matching awards”). The bonus awards and matching awards are typically granted during the first quarter of each year subsequent to the year the bonus awards were earned. Matching awards cliff vest four years from the date of grant. The portion of our annual bonus that we expect to settle with bonus awards is recorded as stock-based compensation during the period the bonus is earned. Matching awards are recorded as deferred stock-based compensation upon grant and are amortized as stock-based compensation over the vesting period of the matching award.

The increase in stock-based compensation during fiscal 2005 was primarily due to an increase in accrued bonus awards of 9.6% to $1,468,000 during fiscal 2005 as compared to $1,340,000 during fiscal 2004. This increase is due to a corresponding increase in profitability. Also contributing to the increase in stock-based compensation during fiscal 2005 was an increase in the amortization of matching awards of 181% to $501,000 during fiscal 2005 as compared to $178,000 during fiscal 2004. The increase in the amortization of the matching awards was due to the matching awards granted during fiscal 2005. Fiscal 2004 was the first year we granted matching awards. We expect the amortization of matching awards to continue to increase during the next two years as new awards are granted and previously granted awards continue to vest.

Other Income and Expense

	Fiscal Years		Percent Change
(In thousands)	2005	2004
Other income and expense	$2,238	$1,079	107.4%
Percentage of total revenues	1.5%	0.7%

Other income and expense, net, consists primarily of investment income earned on available cash, cash equivalents and short-term investments, rental income from leasing excess space in our Silicon Valley facility, and changes in the value of assets associated with our deferred compensation plan. The increase in other income and expense during fiscal 2005 was primarily due to an increase in interest income of $734,000, an increase in the fair value of deferred compensation plan assets of $220,000 and an increase in rental income of $148,000. The increase in interest income was due to higher balances of cash, cash equivalents and short-term investments and an increase in short term interest rates. Rental income increased due to the addition of a new tenant in our Silicon Valley facility.

Income Taxes

	Fiscal Years		Percent Change
(In thousands)	2005	2004
Income taxes	$8,432	$8,363	0.8%
Percentage of total revenues	5.5%	5.6%
Effective tax rate	37.3%	41.0%

The decrease in our effective tax rate during fiscal 2005 was primarily due to a $272,000 true-up related to differences in estimated versus actual federal and state income taxes for fiscal 2004. An increase in tax-exempt interest income also contributed to a decrease in our effective tax rate during fiscal 2005.

We expect our effective income tax rate to increase to approximately 39.0% for fiscal 2006.

FISCAL YEARS ENDED DECEMBER 31, 2004, AND JANUARY 2, 2004

Revenues

	Fiscal Years		Percent Change
(In thousands)	2004	2003
Engineering and other scientific	$115,558	$103,283	11.9%
Percentage of total revenues	76.3%	73.9%
Environmental and health	35,951	36,393	(1.2)%
Percentage of total revenues	23.7%	26.1%

Total revenues	$151,509	$139,676	8.5%

The increase in revenues for our engineering and other scientific segment during fiscal 2004 was the result of an increase in billable hours and higher billing rates. During fiscal 2004 billable hours for this segment increased by 8.4% to 529,000 as compared to 488,000 during fiscal 2003. This growth in billable hours was due to our ability to attract new and recurring engagements during fiscal 2004. Technical full-time equivalents for this segment increased by 8.1% to 373 during fiscal 2004 as compared to 345 during fiscal 2003. Utilization for this segment was 68% during fiscal 2004 and 2003.

The decrease in revenues for our environmental and health segment during fiscal 2004 was the result of a decrease in billable hours partially offset by higher billing rates. During fiscal 2004 billable hours for this segment decreased by 5.7% to 181,000 as compared to 192,000 during fiscal 2003. This decrease in billable hours was primarily due to a decrease in the volume and size of new and recurring engagements in our environmental practice. This practice operates in one of our more competitive markets. In addition, our limited backlog causes variability in our annual revenues. Technical full-time equivalents for this segment decreased by 0.7% to 148 during fiscal 2004 as compared to 149 during fiscal 2003. Utilization for this segment was 59% for fiscal 2004 as compared to 62% for fiscal 2003.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

	Fiscal Years		Percent Change
(In thousands)	2004	2003
Compensation and related expenses	$89,193	$81,225	9.8%
Percentage of total revenues	58.9%	58.2%

The increase in compensation and related expenses during fiscal 2004 was due to the effects of our annual salary increase, an increase in full-time equivalents, higher fringe benefits and an increase in bonuses. Our annual salary increase, which was approximately 5%, took effect at the beginning of April 2004. Technical full-time equivalents increased 5.6% during fiscal 2004 as compared to fiscal 2003. Fringe benefits increased $1.3 million due primarily to increases in health insurance, employer 401(k) contributions, workers compensation and payroll taxes. Bonuses are based on profitability and increased by $817,000 during fiscal 2004 as compared to fiscal 2003.

Other Operating Expenses

	Fiscal Years		Percent Change
(In thousands)	2004	2003
Other operating expenses	$18,801	$17,897	5.1%
Percentage of total revenues	12.4%	12.8%

The increase in other operating expenses during fiscal 2004 was primarily due to the write-off of a foreign real estate investment for $230,000 during fiscal 2004. Other individually insignificant increases in computer expenses, technical materials, occupancy expenses and office expenses contributed to the remaining increase. These increases were due to a corresponding increase in full-time equivalents.

Reimbursable Expenses

	Fiscal Years		Percent Change
(In thousands)	2004	2003
Reimbursable expenses	$12,791	$13,733	(6.9)%
Percentage of total revenues	8.4%	9.8%

The decrease in reimbursable expenses during fiscal 2004 was primarily due to a decrease in purchases of technical materials related to projects in our technology development practice.

General and Administrative Expenses

	Fiscal Years		Percent Change
(In thousands)	2004	2003
General and administrative expenses	$9,804	$8,847	10.8%
Percentage of total revenues	6.4%	6.3%

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

Stock-Based Compensation

	Fiscal Years		Percent Change
(In thousands)	2004	2003
Stock-based compensation	$1,596	$1,072	48.9%
Percentage of total revenues	1.1%	0.8%

The increase in stock-based compensation during fiscal 2004 was due to an increase in accrued bonus awards of 36.2% to $1,340,000 during fiscal 2004 as compared to $984,000 during fiscal 2003. This increase is due to a corresponding increase in profitability. Also contributing to the increase in stock-based compensation during fiscal 2004 was $178,000 in amortization of matching awards. Fiscal 2004 was the first year we granted matching awards.

Other Income and Expense

	Fiscal Years		Percent Change
(In thousands)	2004	2003
Other income and expense	$1,079	$794	35.9%
Percentage of total revenues	0.7%	0.6%

The increase in other income and expense, net, during fiscal 2004 was primarily due to an increase in interest income of $337,000 resulting from higher balances of cash, cash equivalents and short-term investments and an increase in short term interest rates.

Income Taxes

	Fiscal Years		Percent Change
(In thousands)	2004	2003
Income taxes	$8,363	$7,530	11.1%
Percentage of total revenues	5.6%	5.4%
Effective tax rate	41.0%	42.6%

The decrease in our effective tax rate during fiscal 2004 was primarily due to an increase in tax-exempt interest income and a change in our apportionment to states with lower statutory income tax rates.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS 123R. We will adopt SFAS 123R in the first quarter of fiscal 2006 using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date as well as for all share-based payments granted prior to the effective date which remain unvested on the effective date. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock option plans. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this method, we generally do not recognize any compensation expense related to stock option grants issued under our stock option plans. Under the new rules, we are required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards which will lead to substantial additional compensation expense. The paragraph entitled Stock-Based Compensation included in Note 1 to our consolidated financial statements provides the pro-forma net income and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock-based awards during fiscal 2005, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2005	2004	2003
Net cash provided by (used in):
Operating activities	$13,815	$16,038	$21,664
Investing activities	$(4,347)	$(22,716)	$(38,530)
Financing activities	$(869)	$5,646	$17

We financed our business in fiscal 2005 principally through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. At the end of fiscal 2005, we had $68.9 million in cash, cash equivalents and short-term investments compared to $60.0 million at the end of the prior year. We also maintain a revolving reducing mortgage note, secured by our headquarters building. As of December 30, 2005, our available borrowings under this mortgage note were $21.2 million and the outstanding balance was $0.

The decrease in cash provided by operating activities during fiscal 2005 as compared to fiscal 2004 was due to an increase in accounts receivable and a decrease in tax benefit for stock option plans offset by an increase in net income and an increase in deferred revenues. Accounts receivable increased due to an increase in revenues and higher days sales outstanding, which increased to 101 days in fiscal 2005 as compared to 87 days in fiscal 2004. The increase in days sales outstanding was primarily due to slower payment on two of our largest projects during fiscal 2005. The decrease in tax benefit for stock option plans was due to a decrease in stock option exercises. These changes were offset by an increase in net income of $2.1 million during fiscal 2005 as compared to fiscal 2004 and an increase in deferred revenues due to more pre-billed fixed-price projects in process at the end of fiscal 2005 as compared to fiscal 2004.

The decrease in cash provided by operating activities during fiscal 2004 as compared to fiscal 2003 was due to slower collections and a decrease in deferred revenue offset by an increase in net income. Accounts receivable related cash flow slowed as a result of higher days sales outstanding, which increased to 87 days in fiscal 2004 as compared to 82 days in fiscal 2003. The decrease in deferred revenue was due to fewer pre-billed fixed-price projects in process at the end of fiscal 2004 as compared to fiscal 2003. These changes were offset by an increase in net income of $1.9 million during fiscal 2004 as compared to fiscal 2003.

During fiscal 2005, 2004 and 2003, net cash used in investing activities primarily related to the purchase and sale or maturity of short-term investments.

The decrease in net cash provided by financing activities during fiscal 2005, as compared to fiscal 2004, was due to a decrease in proceeds from the issuance of common stock and an increase in common stock repurchases. Proceeds from the issuance of common stock are primarily related to the exercise of employee stock options and the purchase of common stock under our employee stock purchase plan. The increase in net cash provided by financing activities during fiscal 2004 as compared to fiscal 2003 was due to an increase in proceeds from the issuance of common stock and a decrease in common stock repurchases.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, to strategically acquire professional services firms that are complementary to our business and to pay dividends.

The following table represents the remaining authorization under our stock repurchase plans as of December 30, 2005 (in thousands):

Board Approval Date	Authorized Repurchases	Repurchases To Date	Remaining Authorization
February 2003	$2,000	$2,000	$—
August 2003	$3,000	$2,586	$414

Between January 1, 2005 and February 24, 2006 we repurchased 181,015 shares of our common stock under our stock repurchase plans for $4,307,000.

The following schedule summarizes our principal contractual commitments as of December 30, 2005 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2006	$4,816	$59	$479	$5,354
2007	3,957	49	—	4,006
2008	3,197	8	—	3,205
2009	2,960	2	—	2,962
2010	1,985	—	—	1,985
Thereafter	2,890	—	—	2,890

	$19,805	$118	$479	$20,402

We have a revolving reducing mortgage note with a total available borrowing amount of $19.4 million and an outstanding balance of $0 as of February 24, 2006. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated cash needs through at least the next twelve-month period.

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

Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investments. We do not use derivative financial instruments in our short-term investment portfolio. The average effective maturity of our investment portfolio of short-term investments and cash equivalents at December 30, 2005 was 0.41 years. Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

We are exposed to some foreign currency exchange rate risk associated with our foreign operations. Given the limited nature of these operations, we believe that any exposure would be minimal.

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between approximately $1.3 million to $2.1 million per year until January 31, 2008. As of December 30, 2005 we had $0 outstanding and available borrowings of $21.2 million. As of February 24, 2006 our available borrowings under this note decreased to $19.4 million due to the annual reductions in the amount available to be borrowed. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, six months, nine months, or twelve months.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

In December 2005, we amended our Employee Stock Purchase Plan such that employees may only purchase shares of our common stock at 95% of the fair market value of the common stock on the date of purchase. This amendment is effective for the first quarter of 2006.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to our directors, code of ethics and compliance with section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Proposal No. 1: Election of Directors,” “Code of Ethics” and “Compliance with Section 16(a) of the Exchange Act.” See Item 1 for information regarding the executive officers of the Company.

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

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Related Party Transactions”.

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

The following financial statement schedule of Exponent, Inc. for the years ended December 30, 2005, December 31, 2004 and January 2, 2004 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Exponent, Inc.

Page
Schedule II - Valuation and qualifying accounts	51

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page
(a) Exhibit Index	52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries as of December 30, 2005 and December 31, 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the management of Exponent, Inc. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Exponent, Inc.’s internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

San Francisco, California

March 3, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A(b), that Exponent, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Exponent, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Exponent, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Exponent, Inc. maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Exponent, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exponent, Inc. and subsidiaries as of December 30, 2005 and December 31, 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 30, 2005, and our report dated March 3, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP

San Francisco, California

March 3, 2006

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2005	2004	2003
Revenues:
Revenues before reimbursements	$142,861	$138,718	$125,943
Reimbursements	12,335	12,791	13,733

Revenues	155,196	151,509	139,676

Operating expenses:
Compensation and related expenses *	91,960	89,193	81,225
Other operating expenses	18,618	18,801	17,897
Reimbursable expenses	12,335	12,791	13,733
General and administrative expenses *	9,831	9,804	8,847
Stock-based compensation	2,072	1,596	1,072

	134,816	132,185	122,774

Operating income	20,380	19,324	16,902

Other income:
Interest income, net	1,205	471	134
Miscellaneous income, net	1,033	608	660

Income before income taxes	22,618	20,403	17,696

Provision for income taxes	8,432	8,363	7,530

Net income	$14,186	$12,040	$10,166

Net income per share:
Basic	$1.75	$1.56	$1.41
Diluted	$1.62	$1.41	$1.27
Shares used in per share computations:
Basic	8,106	7,707	7,196
Diluted	8,769	8,537	7,996
___________

* Stock-based compensation not included in expense line items:
Compensation and related expenses	$2,003	$1,567	$1,072
General and administrative expenses	69	29	—

Total stock-based compensation	$2,072	$1,596	$1,072

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

	Fiscal Years
(In thousands, except per share data)	2005	2004
Assets

Current assets:
Cash and cash equivalents	$13,216	$4,680
Short-term investments	55,682	55,366
Accounts receivable, net of allowance for doubtful accounts of $1,222 and $1,503, respectively	46,211	38,586
Prepaid expenses and other assets	2,900	2,674
Deferred income taxes	2,156	2,205

Total current assets	120,165	103,511

Property, equipment and leasehold improvements, net	29,839	30,211
Goodwill	8,607	8,607
Deferred income taxes	1,648	130
Other assets	3,982	1,673

	$164,241	$144,132

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$4,136	$4,330
Accrued payroll and employee benefits	19,910	18,528
Deferred revenues	2,364	1,681

Total current liabilities	26,410	24,539

Other liabilities	3,487	1,484
Deferred rent	1,144	1,087

Total liabilities	31,041	27,110

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value; 20,000 shares authorized; 8,096 and 8,006 shares issued, respectively	8	8
Additional paid-in capital	46,880	42,282
Deferred stock-based compensation	(1,917)	(907)
Accumulated other comprehensive income	(93)	114
Retained earnings	88,322	75,525

Total stockholders’ equity	133,200	117,022

	$164,241	$144,132

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2005	2004	2003
Net income	$14,186	$12,040	$10,166

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $79, $(40) and $(55)	(133)	57	74
Unrealized gain (loss) arising during the period on short-term investments, net of tax of $3, $(54) and $3	5	(77)	4

Comprehensive income	$14,058	$12,020	$10,244

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock		Additional paid-in capital	Deferred stock- based compensation	Accumulated other comprehensive income (loss)	Retained earnings	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at January 3, 2003	7,992	$8	$35,218	$—	$(39)	$54,906	(888)	$(6,379)	$83,714
Employee stock purchase plan	—	—	55	—	—	—	89	1,017	1,072
Exercise of stock options, net of swaps	—	—	(55)	—	—	(835)	250	2,367	1,477
Tax benefit for stock option plans	—	—	924	—	—	—	—	—	924
Amortization of deferred stock-based compensation	1	—	157	(69)	—	—	—	—	88
Purchase of treasury shares	—	—	—	—	—	—	(146)	(2,454)	(2,454)
Foreign currency translation adjustments	—	—	—	—	129	—	—	—	129
Unrealized gain on investments	—	—	—	—	4	—	—	—	4
Other	—	—	(2)	—	—	—	—	—	(2)
Net income	—	—	—	—	—	10,166	—	—	10,166

Balance at January 2, 2004	7,993	8	36,297	(69)	94	64,237	(695)	(5,449)	95,118
Employee stock purchase plan	13	—	1,014	—	—	—	74	494	1,508
Exercise of stock options, net of swaps	—	—	—	—	—	(752)	621	4,955	4,203
Tax benefit for stock option plans	—	—	2,864	—	—	—	—	—	2,864
Amortization of deferred stock-based compensation	—	—	—	256	—	—	—	—	256
Foreign currency translation adjustments	—	—	—	—	97	—	—	—	97
Issuance of restricted stock units	—	—	2,079	(1,094)	—	—	—	—	985
Unrealized loss on investments	—	—	—	—	(77)	—	—	—	(77)
Other	—	—	28	—	—	—	—	—	28
Net income	—	—	—	—	—	12,040	—	—	12,040

Balance at December 31, 2004	8,006	8	42,282	(907)	114	75,525	—	—	117,022

(In thousands)	Common Stock		Additional paid-in capital	Deferred stock- based compensation	Accumulated other comprehensive income (loss)	Retained earnings	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at December 31, 2004	8,006	8	42,282	(907)	114	75,525	—	—	117,022
Employee stock purchase plan	38	—	773	—	—	(50)	43	1,037	1,760
Exercise of stock options, net of swaps	52	—	(192)	—	—	(1,339)	138	3,270	1,739
Tax benefit for stock option plans	—	—	1,068	—	—	—	—	—	1,068
Amortization of deferred stock-based compensation	—	—	—	604	—	—	—	—	604
Purchase of treasury shares	—	—	—	—	—	—	(181)	(4,307)	(4,307)
Foreign currency translation adjustments	—	—	—	—	(212)	—	—	—	(212)
Issuance of restricted stock units	—	—	2,956	(1,614)	—	—	—	—	1,342
Unrealized gain on investments	—	—	—	—	5	—	—	—	5
Other	—	—	(7)	—	—	—	—	—	(7)
Net income	—	—	—	—	—	14,186	—	—	14,186

Balance at December 30, 2005	8,096	$8	$46,880	$(1,917)	$(93)	$88,322	—	$—	$133,200

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$14,186	$12,040	$10,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,432	3,285	3,368
Amortization of premiums and accretion of discounts of short-term investments	1,040	803	—
Deferred rent expense	57	56	194
Provision for doubtful accounts	1,158	1,846	1,144
Stock-based compensation	2,072	1,596	1,072
Deferred income tax provision	(1,477)	(1,443)	227
Tax benefit for stock option plans	1,068	2,864	924
Changes in operating assets and liabilities:
Accounts receivable	(8,783)	(4,588)	1,416
Prepaid expenses and other assets	(684)	(369)	1,465
Accounts payable and accrued liabilities	(194)	(513)	(542)
Accrued payroll and employee benefits	1,257	1,644	877
Deferred revenues	683	(1,183)	1,353

Net cash provided by operating activities	13,815	16,038	21,664

Cash flows from investing activities:
Capital expenditures	(3,015)	(2,616)	(2,317)
Other assets	8	264	(125)
Purchase of short-term investments	(82,435)	(76,620)	(46,295)
Sale/maturity of short-term investments	81,095	56,256	10,207

Net cash used in investing activities	(4,347)	(22,716)	(38,530)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(61)	(65)	(78)
Repurchase of common stock	(4,307)	—	(2,454)
Issuance of common stock	3,499	5,711	2,549

Net cash (used in) provided by financing activities	(869)	5,646	17

Effect of foreign currency exchange rates on cash and cash equivalents	(63)	46	35

Net increase (decrease) in cash and cash equivalents	8,536	(986)	(16,814)
Cash and cash equivalents at beginning of year	4,680	5,666	22,480

Cash and cash equivalents at end of year	$13,216	$4,680	$5,666

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal periods 2005, 2004 and 2003 included 52 weeks of activity and ended on December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively, were:

	Fiscal Years
(In thousands)	2005	2004	2003
Gross revenues	$167,994	$158,445	$149,059
Less: Subcontractor fees	12,798	6,936	9,383

Revenues	155,196	151,509	139,676

Reimbursements:
Out-of-pocket travel reimbursements	3,989	3,798	3,944
Other outside direct expenses	8,346	8,993	9,789

	12,335	12,791	13,733

Revenues before reimbursements	$142,861	$138,718	$125,943

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

All consulting contracts are subject to review by management, which requires a positive assessment of the collectibility of contract amounts. If, during the course of the contract, the Company determines that collection of revenue is not reasonably assured, it does not recognize the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. The Company assesses collectibility based on a number of factors, including past transaction history with the client, as well as the credit-worthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The Company reclassified $2,300,000 and $13,824,000 in variable rate demand obligations from cash and cash equivalents to short-term investments on the fiscal 2004 and 2003 consolidated balance sheets and consolidated statements of cash flows, respectively. Net cash used in investing activities for fiscal 2004 decreased $11,524,000 due to this reclassification. The reclassification to short-term investments is based on the latest interpretation of cash equivalents pursuant to Statement of Financial Accounting Standard No. 95 (“SFAS 95”), “Statement of Cash Flows”.

Net losses (the differences between the treasury stock purchase price and the re-issuance price) related to the re-issuance of treasury stock during fiscal years ended January 2, 2004 and January 3, 2003, of $835,000 and $828,000, respectively, were re-classified from additional paid-in capital to retained earnings.

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

Short-Term Investments

Short-term investments consist of debt securities classified as available-for-sale and are carried at their fair value as of the balance sheet date. Short-term investments generally mature between three months and three years from the purchase date. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent investments readily available for current operations. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses are determined on the specific identification method and are reflected in other income. Net unrealized gains and losses are recorded directly in stockholders’ equity except for unrealized losses that are deemed to be other-than-temporary, which are reflected in net income.

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Buildings are depreciated over their estimated useful lives ranging from thirty to forty years. Equipment is depreciated over its estimated useful life, which generally ranges from two to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives, generally seven years, or the term of the related lease.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal 2005, 2004 or 2003.

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

When evaluating the Company’s goodwill for impairment, based upon the existence of one or more of the above factors, the Company determines the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied value of the reporting unit goodwill.

When determining whether the carrying value of amortizable intangible assets is impaired, based upon the existence of one or more of the above factors, the Company compares the carrying amount of the asset to the undiscounted future cash flows to be generated by the asset. If such cash flows are less than the carrying amount, the assets are tested for impairment. The impairment is measured and recognized as the amount by which the carrying value of the assets exceeds the fair value of the assets.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects. The Company had $2,364,000 and $1,681,000 in deferred revenues as of December 30, 2005 and December 31, 2004, respectively.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, other assets and accounts payable. The carrying amount of the Company’s cash and cash equivalents, short-term investments, accounts receivable, other assets and accounts payable approximates their fair values.

Stock-Based Compensation

For fiscal 2003, the Company implemented certain changes to its employee compensation designed to continue to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. For a select group of employees, up to 30% of their bonus is settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit, four years from the date of grant. The fair value of restricted stock unit awards is determined based on the number of underlying shares and the quoted price of the Company’s common stock on the date of grant.

On March 11, 2005, fully vested restricted stock unit awards representing 56,437 shares of the Company’s common stock were granted to a select group of employees as a part of their bonus distribution for fiscal 2004. The fair value of these fully vested restricted stock unit awards as measured on March 11, 2005 was $1,342,000 and was recorded as a reduction to accrued bonuses. On March 12, 2004, fully vested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of employees as a part of their bonus distribution for fiscal 2003. The fair value of these fully vested restricted stock unit awards as measured on March 12, 2004 was $985,000 and was recorded as a reduction to accrued bonuses.

Each individual who received a fully vested restricted stock unit award was also granted a matching number of unvested restricted stock unit awards. These unvested restricted stock unit awards will vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions. Unvested restricted stock unit awards representing 56,437 shares of the Company’s common stock were granted to a select group of employees on March 11, 2005. The fair value of these unvested restricted stock unit awards as measured on March 11, 2005 was $1,342,000 and was recorded as deferred stock-based compensation. Unvested restricted stock unit awards representing 43,273 shares of the Company’s common stock were granted to a select group of employees on March 12, 2004. The fair value of these unvested restricted stock unit awards as measured on March 12, 2004 was $985,000 and was recorded as deferred stock-based compensation. This deferred stock-based compensation is being amortized on a straight-line basis over the four-year vesting period of the awards.

The Company uses the intrinsic value method of accounting for its Employee Stock Purchase Plan and Stock Option Plans, collectively called “Options.” The Options are granted at exercise prices equal to the fair value of the Company’s common stock on the date of the grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” requires the Company to disclose pro-forma information regarding net income and net income per share as if the Company had accounted for its options under the fair value method. Under the fair value method, compensation expense is calculated for options granted using a defined valuation technique. The Company uses the Black-Scholes option pricing model to calculate the fair value of its options. In calculating the fair value of an option at the date of grant, the Black-Scholes option pricing model requires the input of highly subjective assumptions. The Company used the following weighted average assumptions for 2005, 2004 and 2003:

	Employee Stock Purchase Plan			Stock Option Plan
	2005	2004	2003	2005	2004	2003
Expected life (in years)	0.6	0.6	0.6	4.6	4.9	5.6
Risk-free interest rate	4.0%	2.6%	1.0%	4.3%	3.7%	3.3%
Volatility	34%	29%	38%	40%	47%	51%
Dividend yield	0%	0%	0%	0%	0%	0%

Using the above assumptions, the weighted average fair value of options granted during 2005, 2004 and 2003 was $10.89, $12.43 and $7.47, respectively.

Had the Company determined compensation cost based on the estimated fair value at the grant date for its Options under SFAS No. 123, net income would have been adjusted to the pro-forma amounts indicated in the following table:

	Fiscal Years
(In thousands, except per share data)	2005	2004	2003
Net income, as reported:	$14,186	$12,040	$10,166
Add back:
Intrinsic value stock-based compensation expense, net of tax	1,300	942	615
Deduct:
Fair value stock-based compensation expense, net of tax	(2,878)	(2,595)	(2,756)

Net income, pro-forma:	$12,608	$10,387	$8,025

Net income per share:
As reported:
Basic	$1.75	$1.56	$1.41
Diluted	$1.62	$1.41	$1.27
Pro-forma:
Basic	$1.56	$1.35	$1.12
Diluted	$1.45	$1.23	$1.03

Shares used in per share calculations:
As reported:
Basic	8,106	7,707	7,196
Diluted	8,769	8,537	7,996
Pro-forma:
Basic	8,106	7,707	7,196
Diluted	8,697	8,424	7,815

Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2005	2004	2003
Shares used in basic per share computation	8,106	7,707	7,196
Effect of dilutive common stock options outstanding	634	816	800
Effect of non-vested restricted stock units outstanding	29	14	—

Shares used in diluted per share computation	8,769	8,537	7,996

Common stock options to purchase 2,500 shares were excluded from the diluted per share calculation for the fiscal year ended December 30, 2005 due to their antidilutive effect. There were no options excluded from the diluted per share calculation for the fiscal years ended December 31, 2004 and January 2, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) which the Company will adopt in the first quarter of fiscal 2006 using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date as well as for all share-based payments granted prior to the effective date which remain unvested on the effective date. SFAS 123R will result in the recognition of substantial compensation expense relating to the employee stock option plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this method, the Company generally does not recognize any compensation expense related to stock option grants issued under its stock option plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards, which will lead to substantial additional compensation expense. The paragraph entitled Stock-Based Compensation included in Note 1 to these consolidated financial statements provides the pro-

forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during fiscal 2005, 2004 and 2003.

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of December 30, 2005:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$3,355	$—	$—	$3,355

Cash equivalents:
Money market securities	161	—	—	161
Commercial paper	9,700	—	—	9,700

Total cash equivalents	9,861	—	—	9,861

Total cash and cash equivalents	13,216	—	—	13,216

Short-term investments:
State and municipal bonds	55,789	3	(110)	55,682

Total short-term investments	55,789	3	(110)	55,682

Total cash, cash equivalents and short-term investments	$69,005	$3	$(110)	$68,898

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2004:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$4,637	$—	$—	$4,637

Cash equivalents:
Money market securities	43	—	—	43

Total cash equivalents	43	—	—	43

Total cash and cash equivalents	4,680	—	—	4,680

Short-term investments:
State and municipal bonds	55,490	1	(125)	55,366

Total short-term investments	55,490	1	(125)	55,366

Total cash, cash equivalents and short-term investments	$60,170	$1	$(125)	$60,046

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 30, 2005:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and municipal bonds	$21,993	$(62)	$16,662	$(48)	$38,655	$(110)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. All cash equivalents and short-term investments had effective maturities of three years or less, with an average effective maturity of 0.41 years as of December 30, 2005.

Note 3: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2005	2004
Property:
Land	$4,450	$4,450
Buildings	32,671	32,561
Construction in progress	400	461
Equipment:
Machinery and equipment	18,992	17,948
Office furniture and equipment	5,257	5,070
Leasehold improvements	6,297	5,722

	68,067	66,212
Less accumulated depreciation and amortization	38,228	36,001

Property, equipment and leasehold improvements, net	$29,839	$30,211

Construction in progress relates to improvements to leased facilities and the Company’s Silicon Valley headquarters.

Depreciation and amortization for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, was $3,398,000, $3,232,000 and $3,308,000, respectively.

Note 4: Goodwill and Other Intangible Assets

As of December 30, 2005 and December 31, 2004, the Company had $8,607,000 in goodwill. As of December 30, 2005 and December 31, 2004, the Company also had $13,000 and $47,000,

respectively, of other intangible assets that it will continue to amortize over the remaining useful lives. The Company completed its annual goodwill impairment tests as of November 25, 2005 and November 26, 2004 and determined that the carrying amount of goodwill was not impaired.

At December 30, 2005 and December 31, 2004, goodwill and intangible assets were comprised of the following:

	Fiscal Years
(In thousands)	2005	2004
Intangible assets subject to amortization:

Non-competition agreements	$136	$236
Less accumulated amortization	(123)	(189)

	13	47
Goodwill	8,607	8,607

Total goodwill and intangible assets	$8,620	$8,654

Intangible assets subject to amortization are included in other assets in the accompanying consolidated balance sheets. Amortization of intangible assets was approximately $34,000 and $53,000 for fiscal 2005 and fiscal 2004, respectively. Amortization expense for these intangible assets is projected to be approximately $13,000 in fiscal 2006.

Below is a breakdown of goodwill, reported by segment as of December 30, 2005:

(In thousands)	Environmental and health	Engineering and other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the year ended December 30, 2005. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the year ended December 30, 2005.

Note 5: Long-term Obligations

	Fiscal Years
(In thousands)	2005	2004
Capital leases	$112	$166
Deferred compensation	3,386	1,337
Other	41	41

	3,539	1,544
Less current installments	52	60

Long-term obligations, net of current portion	$3,487	$1,484

Principal payments due on capital lease obligations are $52,000, $50,000, $8,000, $2,000 and $0 in fiscal 2006 through fiscal 2010, respectively, and $0 thereafter. See Note 9 for information regarding the Company’s deferred compensation plan.

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30,000,000, is subject to automatic annual reductions in the amount available to be borrowed of between $1,250,000 to $2,053,000 per year until January 31, 2008, as scheduled in the Mortgage Note agreement. As of December 30, 2005, $21,192,000 was available to be borrowed and the outstanding balance was $0. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the Mortgage Note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty.

Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2005	2004
Billed accounts receivable	$32,482	$27,291
Unbilled accounts receivable	14,951	12,798
Allowance for doubtful accounts	(1,222)	(1,503)

Total accounts receivable, net	$46,211	$38,586

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2005	2004
Accounts payable	$3,013	$3,113
Accrued liabilities	1,123	1,217

Total accounts payable and other accrued liabilities	$4,136	$4,330

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2005	2004
Accrued bonuses payable	$10,838	$9,897
Accrued 401(k) contributions	4,148	4,320
Accrued vacation	4,093	3,623
Other accrued payroll and employee benefits	831	688

Total accrued payroll and employee benefits	$19,910	$18,528

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs.

Note 7: Income Taxes

Total income tax expense for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004 consisted of the following:

	Fiscal Years
(In thousands)	2005	2004	2003
Current
Federal	$7,950	$8,039	$6,005
State	1,959	1,767	1,298

	9,909	9,806	7,303
Deferred
Federal	(1,204)	(1,184)	182
State	(273)	(259)	45

	(1,477)	(1,443)	227

Total	$8,432	$8,363	$7,530

The Company’s effective tax rate differs from the statutory federal tax rate of 35% as shown in the following schedule:

	Fiscal Years
(In thousands)	2005	2004	2003
Tax at federal statutory rate	$7,916	$7,141	$6,194
State taxes, net of federal benefit	1,094	983	879
Tax exempt interest income	(424)	(165)	(37)
Non-deductible expenses	177	172	186
Other	(331)	232	308

Tax expense	$8,432	$8,363	$7,530

Effective tax rate	37.3%	41.0%	42.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2005 and December 31, 2004 are presented in the following schedule:

	Fiscal Years
(In thousands)	2005	2004
Deferred tax assets:
Deferred compensation	$1,788	$577
Accrued liabilities and allowances	3,961	3,269
Other	138	51

Total deferred tax assets	5,887	3,897

Deferred tax liabilities:
State taxes	(241)	(146)
Deductible goodwill	(1,142)	(872)
Property, equipment and leasehold improvements	(696)	(526)
Other	(4)	(18)

Total deferred tax liabilities	(2,083)	(1,562)

Net deferred tax assets	$3,804	$2,335

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004 the net deduction in tax payable arising from employees’ stock option activity was $1,068,000, $2,864,000 and $924,000 respectively.

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

Treasury Stock

Net losses related to the re-issuance of treasury stock of $1,389,000, $752,000, and $835,000 were recorded as a reduction to retained earnings during fiscal 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

The Company authorized 400,000 shares of common stock for issuance under the original 1992 Employee Stock Purchase Plan (The “Purchase Plan”). All shares initially authorized under the Purchase Plan were distributed by the second quarter of fiscal 1999. At the 1999 Stockholders’ Meeting an amendment to the Purchase Plan was approved. This amendment authorized an additional 400,000 shares for distribution and also inserted a clause in the Purchase Plan that states “that an annual increase can be added on each anniversary date of the adoption of the Plan equal to the lesser of: 200,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors.” The Board of Directors approved increases to this plan of 0 shares, 185,000 shares and 200,000 shares in 2005, 2004 and 2003, respectively.

Qualified employees may elect to have a certain percentage (not to exceed 15%) of their salary withheld for purchase of stock pursuant to this plan. The Purchase Plan allows employees to purchase Company shares at 85% of the lower of the fair market value of the common stock at the beginning or ending of the offering period of up to one year. As of December 30, 2005, 997,719 shares have been sold and 592,281 shares were available for issuance under the Purchase Plan. Weighted average purchase prices for shares sold under the plan in fiscal 2005, 2004 and 2003 were $21.81, $17.36 and $12.04, respectively.

Effective as of the beginning of fiscal 2006, the Purchase Plan was amended such that employees may only purchase Company shares at 95% of the fair market value of the common stock on the date of purchase.

Restricted Stock Plan

The Restricted Stock Plan was approved at the 1999 Stockholders’ Meeting. The terms of the restrictions are to be determined by the Board of Directors upon grant. This plan initially provided for 100,000 shares to be available for grant and includes a clause which states “that an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 200,000 shares, 2% of outstanding shares on such date or a lesser amount determined by the Board of Directors.” The Board of Directors approved increases of 160,000 shares, 152,000 shares and 143,000 shares in 2005, 2004 and 2003, respectively. As of December 30, 2005, 224,642 awards have been granted under the 1999 Restricted Stock Plan, 112,419 of which are outstanding. The Company recognized $2,058,000, $1,563,000 and $984,000 in stock-based compensation expense related to the Restricted Stock Plan in fiscal 2005, 2004 and 2003, respectively.

Activity under the Restricted Stock Plan is as follows1:

	Awards available for grant	Number of awards outstanding	Weighted- average fair value
Balance as of January 2, 2004	636,000	—	$—
Awards granted	(92,564)	92,564	22.89
Awards vested	—	(43,273)	22.75
Awards cancelled	792	(792)	22.75
Additional shares reserved	152,000	—	—

Balance as of December 31, 2004	696,228	48,499	$23.02
Awards granted	(132,078)	132,078	24.18
Awards vested	—	(58,443)	23.79
Awards cancelled	9,715	(9,715)	24.58
Additional shares reserved	160,000	—	—

Balance as of December 30, 2005	733,865	112,419	$23.85

[1]	Does not include employee stock purchase or stock option plans.

Stock Option Plans

The 1999 Stock Option Plan was approved at the 1999 Stockholders’ Meeting. The 1999 Stock Option Plan is an incentive stock option plan, which provided initially for 400,000 shares to be available for grant. The plan includes a clause which states “an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 300,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors.” The Board of Directors approved increases of 240,000 shares, 228,000 shares and 215,000 shares in 2005, 2004 and 2003, respectively. The plan provides for a grant of incentive stock options, non-statutory stock options and stock purchase rights at an exercise price equal to the fair market value of the shares at the date of grant. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of December 30, 2005, the Company has granted 1,140,000 options under the 1999 Stock Option Plan, 737,500 of which are outstanding.

The 1998 Stock Option Plan is a non-statutory stock option plan, which initially covered up to an aggregate of 300,000 shares of common stock. The 1998 Stock Option Plan provides for the grant of restricted stock or non-qualified options. The non-qualified options are exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of December 30, 2005, the Company has granted 762,884 shares under the 1998 Stock Option Plan, of which 35,998 were restricted shares. There were 137,769 shares outstanding under this plan at December 30, 2005. The Company recognized $14,000, $33,000 and $88,000 in stock-based compensation expense related to the 1998 Stock Option Plan in fiscal 2005, 2004 and 2003, respectively.

The 1990 Stock Option Plan is an incentive stock option plan, which covers up to an aggregate of 2,000,000 shares of common stock. This plan expired in 2000. The 1990 Stock Option Plan provided for the grant of either incentive stock options, exercisable at a price equal to the fair market value of the shares at the date of grant, or non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. All 2,000,000 shares have been granted, of which 431,537 shares were outstanding as of December 30, 2005.

Option activity under the stock option plans is as follows1:

	Options available for grant	Number of shares outstanding	Weighted- average exercise price
Balance as of January 3, 2003	359,325	2,157,457	$8.37
Options granted	(248,459)	248,459	14.05
Options cancelled	41,250	(41,250)	11.66
Options exercised	—	(274,975)	6.67
Options expired	(1,500)	—	—
Additional shares reserved	215,000	—	—

Balance as of January 2, 2004	365,616	2,089,691	$9.20
Options granted	(77,500)	77,500	23.40
Options cancelled	27,919	(27,919)	9.23
Options exercised	—	(681,346)	7.76
Additional shares reserved	228,000	—	—

Balance as of December 31, 2004	544,035	1,457,926	$10.63
Options granted	(55,000)	55,000	23.82
Options cancelled	2,374	(3,624)	10.98
Options exercised	—	(202,496)	9.88
Additional shares reserved	240,000	—	—

Balance as of December 30, 2005	731,409	1,306,806	$11.30

[1]	Does not include restricted stock or employee stock purchase plans

Information regarding options outstanding at December 30, 2005 is summarized below:

	Outstanding			Exercisable
Range of exercise price	Number of options	Weighted- average remaining life in years	Weighted- average exercise price	Number of shares	Weighted average exercise price
$5.50-$6.88	270,612	2.27	$6.13	270,612	$6.13
$7.22-$9.00	263,300	3.90	$7.94	263,300	$7.94
$9.25-$12.78	343,250	4.69	$11.08	303,750	$10.88
$12.95-$14.03	271,000	6.82	$13.61	135,750	$13.54
$14.56-$15.35	26,144	7.48	$15.31	12,500	$15.34
$22.61-$27.52	132,500	8.62	$23.57	16,375	$23.14

	1,306,806	4.92	$11.30	1,002,287	$9.44

Note 9: Retirement Plans

The Company provides a 401(k) plan for its employees whereby the Company contributes to each eligible employee’s 401(k) account, 7% of the employee’s eligible base salary plus overtime, regardless of the amount contributed by the employee. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $3,986,000, $4,026,000 and $3,633,000 in fiscal 2005, 2004 and 2003, respectively.

On March 1, 2004, the Company adopted a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. The purpose of the plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide termination of employment and related benefits. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held by a rabbi trust and are subject to the claims of the Company’s creditors. As of December 30, 2005, the invested amounts under the plan totaled $3,386,000 and were recorded as a long-term asset on the Company’s balance sheet. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of December 30, 2005, amounts due under the plan totaled $3,386,000 and were recorded as a long-term liability on the Company’s balance sheet. Changes in the liability were recorded as adjustments to compensation expense. During the years ended December 30, 2005 and December 31, 2004, the Company recognized compensation expense of $330,000 and $110,000, respectively, as a result of an increase in the market value of the trust assets, with the same amount being recorded as other income.

Note 10: Commitments and Contingencies

The following is a summary of the future minimum payments, net of sub-lease income, required under non-cancelable operating leases, with terms in excess of one year, as of December 30, 2005:

(In thousands)
Fiscal year	Lease commitments	Sub-lease income	Total
2006	$4,816	$(357)	$4,459
2007	3,957	(331)	3,626
2008	3,197	(232)	2,965
2009	2,960	(106)	2,854
2010	1,985	—	1,985
Thereafter	2,890	—	2,890

	$19,805	$(1,026)	$18,779

As of December 30, 2005 the Company had outstanding purchase obligations of $479,000.

Total rent expense from property leases in 2005, 2004 and 2003 was $4,644,000, $4,671,000 and $4,745,000, respectively. Total expense from other operating leases and commitments in 2005, 2004 and 2003 was $1,079,000, $1,018,000 and $823,000, respectively.

From time to time, the Company may be subject to legal and other claims that arise in the ordinary course of business. In the opinion of management, there are currently no matters that would have a material adverse effect on the Company’s consolidated financial position, if unfavorably resolved.

Note 11: Other Income, Net

Interest and other income, net, consisted of the following:

	Fiscal Years
(In thousands)	2005	2004	2003
Interest income	$1,218	$489	$156
Interest expense	(13)	(18)	(22)
Rental income	625	477	451
Gain on deferred compensation investments	330	110	—
Other	78	21	209

Total	$2,238	$1,079	$794

Note 12: Client and Industry Credit Risk

The Company serves clients in various segments of the economy. During 2005, 2004 and 2003 the Company provided services representing approximately 20%, 21% and 18%, respectively, of revenues to clients and to organizations and insurers acting on behalf of clients in the transportation industry. In addition, during 2005, 2004 and 2003 the Company derived approximately 11%, 15% and 13%, respectively, of revenues from professional services provided to government agencies and contractors.

Note 13: Related Party Transactions

The Company has a software licensing contract with an organization owned by the husband of one of Exponent’s Practice Directors. Exponent recorded software licensing fees and consulting expenses related to this contract of $135,000, $165,000 and $95,000 during fiscal years 2005, 2004 and 2003, respectively. The terms of this contract call for a payments of $100,000 per year in fiscal 2006 and fiscal 2007.

The Company has a health sciences consulting contract with the wife of one of Exponent’s Principals. The Company recorded subcontractor fees related to this contract of $132,000, $131,000 and $130,000 during fiscal years 2005, 2004 and 2003, respectively.

Note 14: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2005	2004	2003
Cash paid during the year:
Interest	$8	$13	$40
Income taxes	$8,891	$6,726	$5,238
Non-cash investing and financing activities:
Capital leases for equipment	$11	$34	$72
Unrealized gain (loss) on short-term investments	$5	$(128)	$4
Vested stock unit awards issued to settle accrued bonus	$1,342	$985	$—
Deferred stock-based compensation	$1,614	$1,094	$—

Note 15: Segment Reporting

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

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2005, 2004 and 2003. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 30, 2005 and December 31, 2004.

Revenues

	Fiscal Years
(In thousands)	2005	2004	2003
Engineering and other scientific	$119,037	$115,558	$103,283
Environmental and health	36,159	35,951	36,393

Total revenues	$155,196	$151,509	$139,676

Operating Income

	Fiscal Years
(In thousands)	2005	2004	2003
Engineering and other scientific	$27,943	$27,905	$20,941
Environmental and health	7,663	5,905	7,768

Total segment operating income	35,606	33,810	28,709
Corporate operating expense	(15,226)	(14,486)	(11,807)

Total operating income	$20,380	$19,324	$16,902

Assets

	Fiscal Years
(In thousands)	2005	2004
Engineering and other scientific	$56,497	$47,165
Environmental and health	12,590	12,676

Total segment assets	69,087	59,841
Corporate assets	95,154	84,291

Total assets	$164,241	$144,132

Capital Expenditures

	Fiscal Years
(In thousands)	2005	2004	2003
Engineering and other scientific	$2,210	$1,949	$1,895
Environmental and health	134	123	164

Total segment capital expenditures	2,344	2,072	2,059
Corporate capital expenditures	671	544	258

Total capital expenditures	$3,015	$2,616	$2,317

Depreciation and Amortization

	Fiscal Years
(In thousands)	2005	2004	2003
Engineering and other scientific	$2,324	$2,175	$2,197
Environmental and health	169	172	196

Total segment depreciation and amortization	2,493	2,347	2,393
Corporate depreciation and amortization	1,979	1,741	975

Total depreciation and amortization	$4,472	$4,088	$3,368

Information regarding Exponent’s operations in different geographical areas:

Revenues 1

	Fiscal Years
(In thousands)	2005	2004	2003
United States	$145,510	$142,305	$134,245
Foreign Countries	9,686	9,204	5,431

Total	$155,196	$151,509	$139,676

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2005	2004
United States	$29,716	$30,073
Foreign Countries	123	138

Total	$29,839	$30,211

[1]	Geographic revenues are allocated based on the location of the client.

No single customer comprised more than 10% of the Company’s revenues for the year ended December 30, 2005. The Company derived 11% of revenues from agencies of the United States federal government for the years ended December 31, 2004 and January 2, 2004. No single customer comprised more than 10% of the Company’s accounts receivable at December 30, 2005 and December 31, 2004.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2005 (In thousands, except per share data)	April 1, 2005	July 1, 2005	September 30, 2005	December 30, 2005
Revenues before reimbursements	$36,929	$36,674	$34,653	$34,605
Revenues	39,196	39,850	37,192	38,958
Operating income	6,055	6,271	4,623	3,431
Income before income taxes	6,403	6,777	5,283	4,155

Net income	$3,867	$4,094	$3,515	$2,710

Net income per share
Basic	$0.48	$0.51	$0.43	$0.33
Diluted	$0.45	$0.47	$0.40	$0.31
Shares used in per share computations
Basic	8,023	8,080	8,146	8,173
Diluted	8,673	8,719	8,825	8,845

Fiscal 2004 (In thousands, except per share data)	April 2, 2004	July 2, 2004	October 1, 2004	December 31, 2004
Revenues before reimbursements	$35,925	$35,574	$35,170	$32,049
Revenues	38,766	39,643	38,041	35,059
Operating income	5,807	5,479	5,112	2,926
Income before income taxes	5,971	5,725	5,378	3,329

Net income	$3,521	$3,380	$3,173	$1,966

Net income per share
Basic	$0.48	$0.45	$0.40	$0.25
Diluted	$0.42	$0.40	$0.37	$0.22
Shares used in per share computations
Basic	7,336	7,562	7,877	8,008
Diluted	8,298	8,497	8,641	8,738

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: March 6, 2006	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Chief Financial Officer and
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael R. Gaulke Michael R. Gaulke	Chief Executive Officer, President and Director	March 6, 2006

/s/ Richard L. Schlenker, Jr. Richard L. Schlenker, Jr.	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 6, 2006

/s/ Leslie G. Denend Leslie G. Denend	Chairman of the Board of Directors	March 6, 2006

/s/ Roger L. McCarthy Roger L. McCarthy	Chairman Emeritus and Director	March 6, 2006

/s/ Samuel H. Armacost Samuel H. Armacost	Director	March 6, 2006

/s/ Barbara M. Barrett Barbara M. Barrett	Director	March 6, 2006

/s/ Jon R. Katzenbach Jon R. Katzenbach	Director	March 6, 2006

/s/ Stephen C. Riggins Stephen C. Riggins	Director	March 6, 2006

Schedule II

Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Additions		Deletions [1]	Balance at End of Year
		Provision Charged to Expense	Provision Charged to Revenues	Accounts Written-off Net of Recoveries
Year Ended December 30, 2005
Allowance for Bad Debt	$513	$437	$—	$(437)	$513
Allowance for Revenue	$990	$—	$718	$(999)	$709

Year Ended December 31, 2004
Allowance for Bad Debt	$561	$625	$—	$(673)	$513
Allowance for Revenue	$687	$—	$1,222	$(919)	$990

Year Ended January 2, 2004
Allowance for Bad Debt	$813	$324	$—	$(576)	$561
Allowance for Revenue	$680	$—	$820	$(813)	$687

[1]	Balance includes currency translation adjustments.

Recoveries of accounts receivable were $133,000, $127,000 and $51,000 for the years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Registration statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference to the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.1	1990 Stock Option and Rights Plan, as amended through March 31, 1993 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

*10.2	Form of Incentive Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.3	Form of Nonqualified Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.4	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

10.5	Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1994).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.7	Revolving reducing note with Wells Fargo Bank dated January 27, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.8	Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.9	Exponent, Inc. Employee Stock Purchase Plan, as amended and restated December 8, 2005.

10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.12	First Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.13	Second Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.14	Third Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.16	Fourth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2004).

*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.18	Fifth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999.

21.1	List of subsidiaries.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification of Chief Executive Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer as required by Rule 13a – 14(b) of the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer as required by Rule 13a – 14(b) of the Securities Exchange Act of 1934.

*	Indicates management compensatory plan, contract or arrangement.