Form 10-Q
period 2006-03-31
EXPONENT INC
filed 2006-05-09
CIK 851520

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006
Common Stock $.001 par value	8,015,312 shares

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 30, 2005

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 30, 2005
Assets
Current assets:
Cash and cash equivalents	$10,196	$13,216
Short-term investments	60,467	55,682
Accounts receivable, net of allowance for doubtful accounts of $1,433 and $1,222 at March 31, 2006 and December 30, 2005, respectively	48,037	46,211
Prepaid expenses and other assets	2,632	2,900
Deferred income taxes	2,471	2,156

Total current assets	123,803	120,165

Property, equipment and leasehold improvements, net	29,826	29,839
Goodwill	8,607	8,607
Other assets	6,436	5,630

	$168,672	$164,241

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,799	$4,136
Accrued payroll and employee benefits	15,753	19,910
Deferred revenues	2,425	2,364

Total current liabilities	22,977	26,410

Other liabilities	3,774	3,487
Deferred rent	1,137	1,144

Total liabilities	27,888	31,041

Stockholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 8,194,721 and 8,095,913 shares issued at March 31, 2006 and December 30, 2005, respectively	8	8
Additional paid-in capital	48,718	44,963
Accumulated other comprehensive loss	(86)	(93)
Retained earnings	92,144	88,322

Total stockholders’ equity	140,784	133,200

	$168,672	$164,241

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended March 31, 2006 and April 1, 2005

(in thousands, except per share data)

(unaudited)

	Quarters Ended
	March 31, 2006	April 1, 2005
Revenues:
Revenues before reimbursements	$39,619	$36,929
Reimbursements	2,408	2,267

Revenues	42,027	39,196

Operating expenses:
Compensation and related expenses (including stock-based compensation expense of $1,250 and $508, respectively)	26,746	23,881
Other operating expenses	4,765	4,664
Reimbursable expenses	2,408	2,267
General and administrative expenses (including stock-based compensation expense of $21 and $13, respectively)	2,718	2,329

	36,637	33,141

Operating income	5,390	6,055
Other income:
Interest income, net	498	234
Miscellaneous income, net	378	114

	876	348

Income before income taxes	6,266	6,403
Income taxes	2,444	2,536

Net income	$3,822	$3,867

Net income per share:
Basic	$0.46	$0.48
Diluted	$0.43	$0.45

Shares used in per share computations:
Basic	8,248	8,023
Diluted	8,894	8,673

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters Ended March 31, 2006 and April 1, 2005

(in thousands)

(unaudited)

	Quarters Ended
	March 31, 2006	April 1, 2005
Net income	$3,822	$3,867
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	14	(41)
Unrealized loss on short-term investments, net of tax	(7)	(37)

Comprehensive income, net of taxes	$3,829	$3,789

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended March 31, 2006 and April 1, 2005

(in thousands)

(unaudited)

	Quarters Ended
	March 31, 2006	April 1, 2005
Cash flows from operating activities:
Net income	$3,822	$3,867
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	882	818
Amortization of premiums and accretion of discounts of short-term investments	173	308
Deferred rent expense	(7)	28
Provision for doubtful accounts	354	640
Stock-based compensation	1,271	521
Deferred income tax provision	(854)	(1,087)
Tax benefit for stock option plans	(424)	266
Changes in operating assets and liabilities:
Accounts receivable	(2,180)	(6,124)
Prepaid expenses and other assets	268	(11)
Accounts payable and accrued liabilities	1,087	2,380
Accrued payroll and employee benefits	(3,141)	(2,764)
Deferred revenues	61	(384)

Net cash provided by (used in) operating activities	1,312	(1,542)

Cash flows from investing activities:
Capital expenditures	(860)	(1,096)
Other assets	45	8
Purchase of short-term investments	(48,814)	(19,398)
Sale/maturity of short-term investments	43,841	22,382

Net cash (used in) provided by investing activities	(5,788)	1,896

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(11)	(21)
Tax benefit for stock option plans	424	—
Repurchase of common stock	—	(3,064)
Issuance of common stock	1,044	1,058

Net cash provided by (used in) financing activities	1,457	(2,027)

Effect of foreign currency exchange rates on cash and cash equivalents	(1)	(17)

Net decrease in cash and cash equivalents	(3,020)	(1,690)
Cash and cash equivalents at beginning of period	13,216	4,680

Cash and cash equivalents at end of period	$10,196	$2,990

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters Ended March 31, 2006 and April 1, 2005

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the quarter ended March 31, 2006 are not necessarily representative of the results of future quarterly or annual periods.

Stock-Based Compensation. During the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock unit grants based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 30, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after December 30, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. As a result, the adoption of SFAS 123(R) will reduce net operating cash flows and increase net financing cash flows in the periods after the effective date. Total cash flow will remain unchanged from what would have been reported. SFAS 123(R) also requires that the Company estimate the number of awards that are expected to vest and to revise the estimate as actual forfeitures differ from that estimate. Previously, the Company accounted for forfeitures under the provisions of SFAS 123, wherein the Company recognized forfeitures as they occurred. The Company estimated the forfeiture rate for the first quarter of fiscal 2006 based on its historical experience.

As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the quarter ended March 31, 2006, were $642,000 and $433,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Income taxes were $209,000 lower due to the adoption of SFAS 123(R). The impact on both basic and diluted earnings per share for the quarter ended March 31, 2006 was a decrease of $0.05 per share. See Note 4 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro-forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

Reclassifications. Certain prior period balances have been reclassified to conform to the current period presentation. In connection with the adoption of SFAS 123(R) the prior period balances for deferred stock-based compensation and stock-based compensation expense were reclassified.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set-up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters ended March 31, 2006 and April 1, 2005 are as follows:

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005
Gross revenues	$42,954	$41,670
Less: Subcontractor fees	927	2,474

Revenues	42,027	39,196

Reimbursements:
Out-of-pocket travel reimbursements	992	815
Other outside direct expenses	1,416	1,452

	2,408	2,267

Revenues before reimbursements	$39,619	$36,929

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005
Shares used in basic per share computation	8,248	8,023
Effect of dilutive common stock options outstanding	580	631
Effect of dilutive restricted stock units outstanding	66	19

Shares used in diluted per share computation	8,894	8,673

Common stock options to purchase 21,016 and 22,500 shares were excluded from the diluted per share calculation for the fiscal quarters ended March 31, 2006 and April 1, 2005, respectively, due to their antidilutive effect. Weighted average exercise prices for the antidilutive shares were $31.29 and $25.13 for the fiscal quarters ended March 31, 2006 and April 1, 2005, respectively.

Note 4: Stock-Based Compensation

Restricted Stock Units

The Company grants restricted stock units to employees and outside directors under the 1999 Restricted Stock Plan. These restricted stock unit grants are designed to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. For a select group of employees, up to 30% of their annual bonus is settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. Each individual who received a fully vested restricted stock unit award is also granted a matching number of unvested restricted stock unit awards. These unvested restricted stock unit awards cliff vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $434,000 and $425,000 during the quarters ended March 31, 2006 and April 1, 2005, respectively. The value of the unvested restricted stock unit awards issued is recognized over the requisite service period on a straight-line basis. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $557,000 and $96,000 during the quarters ended March 31, 2006 and April 1, 2005, respectively.

Stock Options

The Company currently grants stock options under the 1999 Stock Option Plan and the 1998 Stock Option Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. During the quarter ended March 31, 2006 the Company recorded stock-based compensation expense of $261,000 associated with stock options granted prior to, but not yet vested as of December 30, 2005. The Company recorded stock-based compensation expense of $19,000 associated with stock options granted during the quarter ended March 31, 2006. There was no stock-based compensation expense associated with stock options during the quarter ended April 1, 2005.

Stock Compensation

Beginning with the first quarter of fiscal 2006, the Company adopted SFAS 123(R). See Note 1 for a description of the adoption of SFAS 123(R). The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.

The Company used historical exercise and post-vesting forfeiture and expiration data to estimate the expected term of options granted. The historical volatility of the Company’s common stock over a period of time equal to the expected term of the options granted was used to estimate expected volatility. The risk-free interest rate used in the option-pricing model was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option-pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting option forfeitures and stock-based compensation expense was recorded only for those awards that are expected to vest. All share based payment awards are recognized on a straight-line basis over the requisite service periods of the awards.

The assumptions used to value option grants for the quarters ended March 31, 2006 and April 1, 2005 are as follows:

	Stock Option Plan
	2006	2005
Expected life (in years)	6.6	4.9
Risk-free interest rate	4.6%	4.2%
Volatility	39%	45%
Dividend yield	0%	0%

The weighted-average fair value of options granted during the quarters ended March 31, 2006 and April 1, 2005, were $14.93 and $10.89, respectively.

The following table sets forth the pro-forma amounts of net income and net income per share, for the quarter ended April 1, 2005, that would have resulted if the Company had accounted for its stock option plans under the fair value recognition provisions of SFAS 123(R):

(In thousands, except per share data)	Quarter Ended April 1, 2005
Reported net income:	$3,867

Add back: Intrinsic value stock-based compensation expense, net of tax	58
Deduct: Fair value stock-based compensation expense, net of tax	(454)

Adjusted net income:	$3,471

Net income per share:
As reported:
Basic	$0.48
Diluted	$0.45
Adjusted:
Basic	$0.43
Diluted	$0.40
Shares used in per share calculations:
As reported:
Basic	8,023
Diluted	8,673
Adjusted:
Basic	8,023
Diluted	8,589

As of March 31, 2006, there was $2.1 million of unrecognized compensation cost, expected to be recognized over a period of 3.1 years, related to unvested restricted stock unit awards and $1.8 million of unrecognized compensation cost, expected to be recognized over a period of 2.6 years, related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Activity under the restricted stock plan is as follows:

	Awards available for grant	Number of awards outstanding	Weighted- average fair value
Balance of unvested restricted stock units as of December 30, 2005	733,865	112,419	$23.85
Awards granted	(93,434)	93,434	31.03
Awards vested	—	(46,717)	31.03
Awards cancelled	33	(33)	31.03

Balance of unvested restricted stock units as of March 31, 2006	640,464	159,103	$25.96

Activity under the stock option plans is as follows:

	Options available for grant	Number of options outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 30, 2005	731,409	1,306,806	$11.30
Options granted	(37,500)	37,500	31.29
Options exercised	—	(97,408)	10.15
Options cancelled	1,500	(1,500)	9.94

Outstanding as of March 31, 2006	695,409	1,245,398	$11.99	4.92	$24,483

Vested and expected to vest at March 31, 2006		1,240,700	$11.96	4.91	$24,428

Exercisable at March 31, 2006		1,034,273	$10.13	4.28	$22,253

The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $2,081,000. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2006, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair-value of the Company’s stock.

A summary of the Company’s unvested stock options is as follows:

	Unvested options outstanding	Weighted- average fair value
Balance of unvested stock options as of December 30, 2005	304,519	$9.16
Options granted	37,500	14.93
Options vested	(130,144)	8.29
Options forfeited	(750)	7.66

Balance of unvested stock options as of March 31, 2006	211,125	$10.73

Note 5: Repurchase of Common Stock

The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2006. The Company repurchased 130,415 shares of its common stock for $3.1 million during quarter ended April 1, 2005. As of March 31, 2006, the Company had remaining authorization under its stock repurchase plans of $414,000 to repurchase shares of common stock. On April 4, 2006, the Company’s Board of Directors authorized an additional $35 million for stock repurchases.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. The purpose of the plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide for termination of employment and related benefits. Under this plan participants may elect to defer up to 100% of their compensation. Employee deferrals were $251,000 and $1.1 million during the quarters ended March 31, 2006 and April 1, 2005, respectively.

Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of March 31, 2006 and April 1, 2005, the invested amounts under the plan totaled $3.7 million and $2.4 million, respectively, and were recorded as a long-term asset on the Company’s condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of March 31, 2006 and April 1, 2005, amounts due under the plan totaled $3.7 million and $2.4 million, respectively, and were recorded as a long-term other liability on the Company’s condensed consolidated balance sheet. Changes in the liability were recorded as adjustments to compensation expense. During the quarter ended March 31, 2006, the Company recognized compensation expense of $195,000, as a result of an increase in the market value of the trust assets, with the same amount being recorded as other income. During the quarter ended April 1, 2005, the Company recognized a compensation benefit of $37,000 as a result of a decrease in the market value of the trust assets, with the same amount being recorded as other expense.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005
Cash paid during period:
Interest	$1	$2
Income taxes	$1,237	$399
Non-cash investing and financing activities:
Capital lease for equipment	$—	$11
Unrealized loss on short-term investments	$7	$37
Vested stock unit awards issued to settle accrued bonuses	$1,450	$1,341

Note 8: Accounts Receivable, Net

At March 31, 2006 and December 30, 2005, accounts receivable, net was comprised of the following:

(In thousands)	March 31, 2006	December 30, 2005
Billed accounts receivable	$30,376	$32,482
Unbilled accounts receivable	19,094	14,951
Allowance for doubtful accounts	(1,433)	(1,222)

Total accounts receivable, net	$48,037	$46,211

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

Segment information for the quarters ended March 31, 2006 and April 1, 2005 follows:

Revenues

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005
Engineering and other scientific	$32,222	$29,874
Environmental and health	9,805	9,322

Total revenues	$42,027	$39,196

Operating income

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005
Engineering and other scientific	$8,633	$7,975
Environmental and health	2,169	2,353

Total segment operating income	10,802	10,328

Corporate operating expense	(5,412)	(4,273)

Total operating income	$5,390	$6,055

Capital Expenditures
	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005
Engineering and other scientific	$663	$655
Environmental and health	94	43

Total segment capital expenditures	757	698

Corporate capital expenditures	103	398

Total capital expenditures	$860	$1,096

Depreciation and Amortization

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005
Engineering and other scientific	$603	$552
Environmental and health	30	43

Total segment depreciation and amortization	633	595

Corporate depreciation and amortization	249	223

Total depreciation and amortization	$882	$818

No single customer comprised more than 10% of the Company’s revenues for the quarters ended March 31, 2006 and April 1, 2005.

Note 10: Related Party Transactions

The Company has a software licensing contract with an organization owned by the husband of one of Exponent’s Practice Directors. The Company recorded software licensing expenses related to this contract for the quarters ended March 31, 2006 and April 1, 2006 of $25,000 and $33,750, respectively.

In January 2006, the Company entered into a services agreement with Exponent Engineering, P.C., a California professional corporation that is qualified to do business in the state of New York, in order to facilitate the provision of professional engineering services in the state of New York. Pursuant to the agreement, the Company provides all professional and administrative services required by Exponent Engineering. In exchange for these services, Exponent Engineering will deliver to the Company all amounts or other consideration received by Exponent Engineering resulting from the provision of these professional services. The shareholders of Exponent Engineering are executive officers of Exponent. However, none of these executive officers receive any compensation for their participation in Exponent Engineering and have no financial interest in the securities of Exponent Engineering. The Company recorded revenues of $17,000 related to this services agreement for the quarter ended March 31, 2006.

Note 11: Goodwill and Other Intangible Assets

At March 31, 2006 and December 30, 2005, goodwill and other intangible assets were comprised of the following:

(In thousands)	March 31, 2006	December 30, 2005
Intangible assets subject to amortization:
Non-competition agreements	$136	$136
Less accumulated amortization	(132)	(123)

	4	13
Goodwill	8,607	8,607

Total goodwill and intangible assets	$8,611	$8,620

Intangible assets subject to amortization are included in other assets in the accompanying condensed consolidated balance sheets.

Amortization expense for intangible assets for the quarters ended March 31, 2006 and April 1, 2005 was $9,000.

Below is a breakdown of goodwill reported by segment as of March 31, 2006:

(In thousands)	Environmental and health	Other scientific and engineering	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the quarter ended March 31, 2006.

Note 12: Mortgage Note

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of March 31, 2006, the Company had $0 outstanding and available borrowings of $19.4 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2005, which are contained in our fiscal 2005 Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, estimating the allowance for doubtful accounts, accounting for income taxes, valuing goodwill and accounting for stock-based compensation have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements contained in our fiscal 2005 Annual Report on Form 10-K.

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. In the event that actual results differ from these estimates or that the estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2006, we believe that we will be able to utilize our deferred tax assets.

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

When evaluating our goodwill for impairment, based upon the existence of one or more of the above factors, we determine the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then an impairment loss is recognized. There were no events or changes in circumstances during the quarters ended March 31, 2006 and April 1, 2005, indicating that the carrying amount of our goodwill may be impaired.

Stock-based compensation. We adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS 123(R) during the first quarter of fiscal 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period.

We currently use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the options, our expected stock price volatility over the term of the options, risk-free interest rate and expected dividends.

We use historical exercise and post-vesting forfeiture and expiration data to estimate the expected term of options granted. The historical volatility of our common stock over a period of time equal to the expected term of the options granted is used to estimate expected volatility. We base the risk-free interest rate that we use in the option-pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option-pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Quarter Ended March 31, 2006

During the first quarter of fiscal 2006 we had a 7.2% increase in revenues as compared to the same period last year. This growth was driven primarily by our civil engineering, construction consulting, biomechanics and mechanics and materials practices. This growth was offset by lower revenues in our technology development practice due to a decrease in the number of large projects with the United States Department of Defense.

Our consolidated revenue growth was driven by higher billing rates, higher billable hours and an increase in technical full-time equivalents. Billable hours increased 6.0% to 193,400 as compared to 182,500 during the same period last year. Technical full-time equivalents increased 8.1% to 549 during the first quarter of fiscal 2006 as compared to 508 during the same period last year. Utilization decreased to 68% for the first quarter of fiscal 2006 as compared to 69% during the same period last year.

Net income for the first quarter of fiscal 2006 decreased by $45,000 as compared to the first quarter of fiscal 2005. As a result of adopting FAS 123(R) our net income for the first quarter of fiscal 2006 was $433,000 lower than if we had continued to account for stock-based compensation under APB 25.

Fiscal Quarter Ended March 31, 2006 compared to Fiscal Quarter Ended April 1, 2005

Revenues

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005	Percent Change
Engineering and other scientific	$32,222	$29,874	7.9%
Percentage of total revenues	76.7%	76.2%
Environmental and health	9,805	9,322	5.2%
Percentage of total revenues	23.3%	23.8%

Total revenues	$42,027	$39,196	7.2%

The increase in revenues for our engineering and other scientific segment was the result of higher billing rates and an increase in billable hours. During the first quarter of fiscal 2006 billable hours for this segment increased by 7.6% to 146,000 as compared to 135,700 during the same period last year. Technical full-time equivalents increased 8.1% to 402 from 372 for the same period last year. Utilization was 70% for the first quarter of both fiscal 2006 and 2005.

The increase in revenues for our environmental and health segment was primarily the result of higher billing rates and an increase in billable hours. During the first quarter of fiscal 2006 billable hours for this segment increased by 1.3% to 47,400 as compared to 46,800 during the same period last year. Technical full-time equivalents increased 8.1% to 147 from 136 during same period last year. Utilization decreased to 62% for the first quarter of fiscal 2006 as compared to 66% during the same period last year due to the increase in technical full-time equivalents.

Compensation and Related Expenses

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005	Percent Change
Compensation and related expenses	$26,746	$23,881	12.0%
Percentage of total revenues	63.6%	60.9%

The increase in compensation and related expenses was primarily due to the effects of our annual salary increase, an increase in technical full-time equivalent employees and an increase in stock-based compensation costs due to the adoption of SFAS 123(R) during the first quarter of fiscal 2006. Our annual salary increase, which was approximately 5%, took effect at the beginning of April 2005. Technical full-time equivalent employees increased 8.1% during the first quarter of fiscal 2006 as compared to the same period last year. We expect compensation and related expenses to increase due to the anticipated hiring of additional staff and the impact of future annual salary increases.

Other Operating Expenses

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005	Percent Change
Other operating expenses	$4,765	$4,664	2.2%
Percentage of total revenues	11.3%	11.9%

Other operating expenses primarily include facilities related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to increases in depreciation and computer-related expenses. Depreciation increased $64,000 due to increases in capital expenditures during the past twelve months. Computer-related expenses increased $37,000. The increases in capital expenditures and computer related expenses were due to a corresponding increase in technical full-time equivalent employees.

Reimbursable Expenses

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005	Percent Change
Reimbursable expenses	$2,408	$2,267	6.2%
Percentage of total revenues	5.7%	5.8%

The increase in reimbursable expenses was primarily due to higher vehicle procurement expenses and job chargeable travel. These increases were partially offset by a decrease in purchases of project-related materials in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005	Percent Change
General and administrative expenses	$2,718	$2,329	16.7%
Percentage of total revenues	6.5%	5.9%

The increase in general and administrative expenses was primarily due to an increase in outside consulting services of $244,000 and an increase in travel and meals of $161,000, partially offset by a decrease in bad debt of $85,000. The increase in outside consulting services was due to $216,000 in sub-contractor fees related to a potential project with the United States government that was not executed by the end of fiscal 2004. This project was executed during the first quarter of fiscal 2005 and the sub-contractor fees previously expensed were re-classified as billable charges. The re-classification of these expenses during the first quarter of fiscal 2005 contributed to the period-to-period increase in outside consulting services. The increase in travel and meals was due to a corresponding increase in technical full-time equivalent employees. The decrease in bad debt expense was due to strong collection efforts and a decrease in write-offs.

Other Income, Net

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005	Percent Change
Other income, net	$876	$348	151.7%
Percentage of total revenues	2.1%	0.9%

Other income, net, consists primarily of investment income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The increase in other income, net, was primarily due to an increase in interest income of $264,000, an increase in the fair value of deferred compensation plan assets of $232,000 and an increase in rental income of $32,000. The increase in interest income was due to higher average balances of cash, cash equivalents and short-term investments and an increase in short-term interest rates. Rental income increased due to the addition of a new tenant in our Silicon Valley facility.

Income Taxes

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005	Percent Change
Income taxes	$2,444	$2,536	(3.6)%
Percentage of total revenues	5.8%	6.5%
Effective tax rate	39.0%	39.6%

The decrease in our effective tax rate was due to an increase in tax-exempt interest income, which was the result of higher average balances of short-term investments and cash equivalents and an increase in short-term interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, our cash, cash equivalents and short-term investments were $70.7 million compared to $68.9 million at December 30, 2005. We financed our business for the current period principally through operating cash.

	Quarters Ended
(In thousands)	March 31, 2006	April 1, 2005
Net cash provided by (used in) operating activities	$1,312	$(1,542)
Net cash (used in) provided by investing activities	(5,788)	1,896
Net cash provided by (used in) financing activities	1,457	(2,027)

The increase in net cash provided by operating activities during the quarter ended March 31, 2006 as compared to the same period last year was primarily due to a smaller increase in accounts receivable and an increase in stock-based compensation partially offset by a smaller increase in accounts payable and accrued liabilities. Accounts receivable increased $2.2 million during the quarter ended March 31, 2006 as compared to an increase of $6.1 million during the same period last year. The smaller increase in accounts receivable during the quarter ended March 31, 2006 was due to strong collections. Days sales outstanding decreased to 97 days as compared to 101 days during the same period last year. Stock-based compensation increased by $0.8 million due to the adoption of SFAS 123(R). Accounts payable and accrued liabilities increased $0.7 million during the quarter ended March 31, 2006, as compared to an increase of $2.4 million during the same period last year. The smaller increase in accounts payable was due to the timing of payments to vendors and an increase in the use of sub-contractors.

The increase in net cash used in investing activities was primarily due to an increase in net purchases of short-term investments of $8 million partially offset by a decrease in capital expenditures of $236,000. The increase in net purchases of short-term investments during the quarter ended March 31, 2006 as compared to the same period last year was due to a larger portion of our excess cash being invested in short-term investments. The decrease in capital expenditures was primarily due to the purchase of information technology equipment during the quarter ended April 1, 2005.

The increase in net cash provided by financing activities was primarily due to $3.1 million in repurchases of our common stock under our stock repurchase programs during the quarter ended April 1, 2005. We did not repurchase any of our common stock during the quarter ended March 31, 2006.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs or strategically acquire professional services firms that are complementary to our business.

During the quarter ended March 31, 2006 we did not repurchase any shares of our common stock. On April 4, 2006 our Board of Directors authorized an additional $35 million for stock repurchases. The following table represents the remaining authorization under our stock repurchase plans as of April 4, 2006 (in thousands):

Board Approval Date	Authorized Repurchases	Repurchases To Date	Remaining Authorization
August 2003	$3,000	$2,586	$414
April 2006	$35,000	$—	$35,000

The following schedule summarizes our principal contractual commitments as of March 31, 2006 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2006	$3,917	$42	$617	$4,576
2007	4,028	49	—	4,077
2008	3,253	8	—	3,261
2009	3,017	2	—	3,019
2010	2,044	—	—	2,044
Thereafter	2,904	—	—	2,904

	$19,163	$101	$617	$19,881

We have a revolving reducing mortgage note with a total available borrowing amount of $19.4 million and an outstanding balance of $0 as of March 31, 2006. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

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

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of March 31, 2006 we had $0 outstanding and available borrowings of $19.4 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

Exponent operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control. These uncertainties include, but are not limited to, those mentioned elsewhere in this report and those set forth below. There are no material changes to the risk factors set forth below relative to those included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005.

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

Item 5. Other Information

Indemnification Agreements

Between February and April of 2006, we entered into indemnification agreements with our directors and executive officers for the indemnification of and advancement of expenses to these persons to the fullest extent permitted by law. We also intend to enter into these agreements with our future directors and executive officers.

Exponent Engineering

In January 2006, we entered into a services agreement with Exponent Engineering, P.C., a California professional corporation that is qualified to do business in the state of New York, in order to facilitate the provision of professional engineering services in the state of New York. Pursuant to the agreement, we provide all professional and administrative services required by Exponent Engineering. In exchange for these services, Exponent Engineering will deliver to us all amounts or other consideration received by Exponent Engineering resulting from the provision of these professional services. The shareholders of Exponent Engineering are executive officers of Exponent. However, none of these executive officers receive any compensation for their participation in Exponent Engineering and have no financial interest in the securities of Exponent Engineering.

Item 6. Exhibits

(a)	Exhibits

Exhibit 10.19	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors.

Exhibit 10.20	Services agreement between Exponent, Inc. and Exponent Engineering P.C.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)
Date: May 9, 2006
/s/ Michael R. Gaulke
Michael R. Gaulke, President and Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer