Form 10-Q
period 2006-06-30
EXPONENT INC
filed 2006-08-09
CIK 851520

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006
Common Stock $.001 par value	15,272,137 shares

EXPONENT, INC.

FORM 10-Q

TABLE OF CO NTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 30, 2005

(in thousands, except share data)

(unaudited)

	June 30, 2006	December 30, 2005
Assets
Current assets:
Cash and cash equivalents	$5,229	$13,216
Short-term investments	56,660	55,682
Accounts receivable, net of allowance for doubtful accounts of $1,570 and $1,222 at June 30, 2006 and December 30, 2005, respectively	51,427	46,211
Prepaid expenses and other assets	3,142	2,900
Deferred income taxes	2,581	2,156

Total current assets	119,039	120,165
Property, equipment and leasehold improvements, net	29,803	29,839
Goodwill	8,607	8,607
Other assets	7,912	5,630

	$165,361	$164,241

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,357	$4,136
Accrued payroll and employee benefits	18,441	19,910
Deferred revenues	2,072	2,364

Total current liabilities	26,870	26,410
Other liabilities	3,809	3,487
Deferred rent	1,126	1,144

Total liabilities	31,805	31,041

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,426,664 and 16,191,826 shares issued at June 30, 2006 and December 30, 2005, respectively	16	16
Additional paid-in capital	49,647	44,955
Accumulated other comprehensive income (loss)	10	(93)
Retained earnings	95,573	88,322
Treasury stock, at cost, 724,936 and 0 shares held at June 30, 2006 and December 30, 2005, respectively	(11,690)	—

Total stockholders’ equity	133,556	133,200

	$165,361	$164,241

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended June 30, 2006 and July 1, 2005

(in thousands, except per share data)

(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Revenues:
Revenues before reimbursements	$39,053	$36,674	$78,672	$73,603
Reimbursements	2,601	3,176	5,009	5,443

Revenues	41,654	39,850	83,681	79,046

Operating expenses:
Compensation and related expenses	26,044	23,642	52,790	47,523
Other operating expenses	4,967	4,600	9,732	9,264
Reimbursable expenses	2,601	3,176	5,009	5,443
General and administrative expenses	2,714	2,161	5,432	4,490

Total operating expenses	36,326	33,579	72,963	66,720

Operating income	5,328	6,271	10,718	12,326

Other income, net:
Interest income, net	533	274	1,031	508
Miscellaneous income, net	123	232	501	346

Total other income, net	656	506	1,532	854

Income before income taxes	5,984	6,777	12,250	13,180
Income taxes	2,334	2,683	4,778	5,219

Net income	$3,650	$4,094	$7,472	$7,961

Net income per share:
Basic	$0.22	$0.25	$0.45	$0.49
Diluted	$0.21	$0.23	$0.42	$0.46

Shares used in per share computations:
Basic	16,357	16,160	16,427	16,104
Diluted	17,631	17,438	17,711	17,396

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters and Six Months Ended July 30, 2006 and July 1, 2005

(in thousands)

(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net income	$3,650	$4,094	$7,472	$7,961
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	108	(130)	122	(171)
Unrealized (loss) gain on investments, net of tax	(12)	39	(19)	2

Comprehensive income	$3,746	$4,003	$7,575	$7,792

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and July 1, 2005

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net income	$7,472	$7,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,780	1,669
Amortization of premiums and accretion of discounts of short-term investments	309	584
Contribution to deferred compensation plan	(1,000)	—
Amortization of contribution to deferred compensation plan	36	—
Deferred rent expense	(18)	47
Provision for doubtful accounts	780	600
Stock-based compensation	2,126	1,129
Deferred income tax provision	(1,295)	(1,469)
Tax benefit for stock option plans	(628)	733
Changes in operating assets and liabilities:
Accounts receivable	(5,996)	(9,107)
Prepaid expenses and other assets	(373)	(236)
Accounts payable and accrued liabilities	1,741	2,815
Accrued payroll and employee benefits	(844)	(332)
Deferred revenues	(292)	1,012

Net cash provided by operating activities	3,798	5,406

Cash flows from investing activities:
Capital expenditures	(1,730)	(1,792)
Other assets	63	8
Purchase of short-term investments	(76,889)	(42,639)
Sale/maturity of short-term investments	75,567	43,325

Net cash used in investing activities	(2,989)	(1,098)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(23)	(34)
Tax benefit for stock option plans	628	—
Purchases of treasury stock	(11,112)	(4,307)
Issuance of treasury stock	309	1,854
Issuance of common stock	1,313	430

Net cash used in financing activities	(8,885)	(2,057)

Effect of foreign currency exchange rates on cash and cash equivalents	89	(47)

Net (decrease) increase in cash and cash equivalents	(7,987)	2,204
Cash and cash equivalents at beginning of period	13,216	4,680

Cash and cash equivalents at end of period	$5,229	$6,884

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters Ended June 30, 2006 and July 1, 2005

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the quarter and six months ended June 30, 2006 are not necessarily representative of the results of future quarterly or annual periods.

Stock Split. On May 24, 2006, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to (i) increase the number of authorized shares of common stock to 100,000,000, (ii) increase the number of authorized shares of preferred stock to 5,000,000, and (iii) effect a two-for-one stock split. As a result of the stock split, each shareholder of record at the close of business on May 24, 2006, received one additional share of common stock. For periods prior to the stock split, all share and per share data in the Company’s condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split.

The Company has committed to stockholders to limit its use of the increased authorized capital stock to 40 million common shares, and 2 million preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock.

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

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under this transition method of adoption, stock-based compensation expense for the first six months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 30, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after December 30, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. As a result, the adoption of SFAS 123(R) reduces net operating cash flows and increases net financing cash flows in the periods after the effective date. Total cash flow will remain unchanged from what would have been reported. SFAS 123(R) also requires that the

Company estimate the number of awards that are expected to vest and to revise the estimate as actual forfeitures differ from that estimate. Previously, the Company accounted for forfeitures under the provisions of SFAS 123, wherein the Company recognized forfeitures as they occurred. The Company estimated the forfeiture rate for the six months ended June 30, 2006, based on its historical experience.

As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the quarter ended June 30, 2006, were $182,000 and $142,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Income taxes for the quarter ended June 30, 2006 were $40,000 lower due to the adoption of SFAS 123(R). The impact on both basic and diluted earnings per share for the quarter ended June 30, 2006 was a decrease of $0.01 per share. For the six month period ended June 30, 2006, the Company’s income before income taxes and net income were $824,000 and $575,000 lower, respectively, than if the Company continued to account for stock-based compensation under APB 25. Income taxes for the six months ended June 30, 2006 were $249,000 lower due to the adoption of SFAS 123(R). The impact on basic and diluted earnings per share for the six months ended June 30, 2006 was a decrease of $0.04 per share and $0.03 per share, respectively. See Note 4 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro-forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates and expenses to its estimate of the total labor hours at standard rates and expenses it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set-up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters and six months ended June 30, 2006 and July 1, 2005 are as follows:

	Quarters Ended		Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Gross revenues	$43,208	$45,106	$86,162	$86,776
Less: Subcontractor fees	1,554	5,256	2,481	7,730

Revenues	41,654	39,850	83,681	79,046
Reimbursements:
Out-of-pocket travel reimbursements	1,209	1,034	2,201	1,849
Other outside direct expenses	1,392	2,142	2,808	3,594

	2,601	3,176	5,009	5,443

Revenues before reimbursements	$39,053	$36,674	$78,672	$73,603

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended		Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Shares used in basic per share computation	16,357	16,160	16,427	16,104
Effect of dilutive common stock options outstanding	1,102	1,216	1,136	1,242
Effect of dilutive restricted stock units outstanding	172	62	148	50

Shares used in diluted per share computation	17,631	17,438	17,711	17,396

Common stock options to purchase 0 and 5,000 shares were excluded from the diluted per share calculation for the fiscal quarters ended June 30, 2006 and July 1, 2005, respectively, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $13.76 for the quarter ended July 1, 2005. Common stock options to purchase 58,516 and 5,000 shares were excluded from the diluted per share calculation for the six months ended June 30, 2006 and July 1, 2005, respectively, due to their antidilutive effect. Weighted-average exercise prices for the antidilutive shares were $15.65 and $13.76 for the six months ended June 30, 2006 and July 1, 2005, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $391,000 and $441,000 during the quarters ended June 30, 2006 and July 1, 2005, respectively. For the six months ended June 30, 2006 and July 1, 2005, the Company recorded stock-based compensation expense associated with accrued bonus awards of $825,000 and $865,000, respectively. The value of the unvested restricted stock unit awards issued is recognized over the requisite service period on a straight-line basis. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $238,000 and $167,000 during the quarters ended June 30, 2006 and July 1, 2005, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $795,000 and $264,000 during the six months ended June 30, 2006 and July 1, 2005, respectively.

Stock Options

The Company currently grants stock options under the 1999 Stock Option Plan and the 1998 Stock Option Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. During the quarter and six months ended June 30, 2006 the Company recorded stock-based compensation expense of $197,000 and $458,000, respectively, associated with stock options granted prior to, but not yet vested as of December 30, 2005. During the quarter and six months ended June 30, 2006, the Company recorded stock-based compensation expense of $29,000 and $48,000 respectively, associated with stock options granted during the six months ended June 30, 2006. There was no stock-based compensation expense associated with stock options during the quarter and six months ended July 1, 2005.

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

The assumptions used to value option grants for the six months ended June 30, 2006 and July 1, 2005 are as follows:

	Stock Option Plan
	June 30, 2006	July 1 2005

Expected life (in years)	6.6	4.8
Risk-free interest rate	4.6%	3.8%
Volatility	39%	43%
Dividend yield	0%	0%

There were no options granted during the quarters ended June 30, 2006 and July 1, 2005. The weighted-average fair value of options granted during the six months ended June 30, 2006 and July 1, 2005 were $7.47 and $5.45 respectively.

The amount of stock-based compensation expense recognized in our consolidated statements of income for the quarters and six months ended June 30, 2006 and July 1, 2005 is as follows:

	Quarters Ended		Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Compensation and related expenses:
Restricted stock units	$616	$594	$1,586	$1,102
Stock option grants	226	—	506	—

Sub-total	842	594	2,092	1,102

General and administrative expenses:
Restricted stock units	13	14	34	27

Sub-total	13	14	34	27

Total stock-based compensation expense	$855	$608	$2,126	$1,129

The following table sets forth the pro-forma amounts of net income and net income per share, for the quarter and six months ended July 1, 2005, that would have resulted if the Company had accounted for its stock option plans under the fair value recognition provisions of SFAS 123(R):

	Quarter Ended	Six Months Ended
(In thousands, except per share data)	July 1, 2005	July 1, 2005
Reported net income:	$4,094	$7,961

Add back: Intrinsic value stock-based compensation expense, net of tax	367	682
Deduct: Fair value stock-based compensation expense, net of tax	(715)	(1,424)

Adjusted net income:	$3,746	$7,219

Net income per share:
As reported:
Basic	$0.25	$0.49
Diluted	$0.23	$0.46
Adjusted:
Basic	$0.23	$0.45
Diluted	$0.22	$0.42

Shares used in per share calculations:
As reported:
Basic	16,160	16,104
Diluted	17,438	17,396
Adjusted:
Basic	16,160	16,104
Diluted	17,268	17,226

As of June 30, 2006, there was $2.3 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.8 years, related to unvested restricted stock unit awards and $1.6 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 3.1 years, related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Activity under the restricted stock plan is as follows:

	Awards available for grant	Number of awards outstanding	Weighted- average fair value
Balance of unvested restricted stock units as of December 30, 2005	1,467,730	224,838	$11.93
Additional awards authorized	320,000	—	—
Awards granted	(195,068)	195,068	15.50
Awards vested	—	(100,144)	15.31
Awards cancelled	218	(218)	14.08

Balance of unvested restricted stock units as of June 30, 2006	1,592,880	319,544	$13.05

Activity under the stock option plans is as follows:

	Options available for grant	Number of options outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value (in thousands)
Outstanding as of
December 30, 2005	1,462,818	2,613,612	$5.65
Additional shares reserved	480,000	—	—
Options granted	(75,000)	75,000	15.65
Options exercised	—	(252,038)	5.43
Options cancelled	1,500	(3,000)	4.97

Outstanding as of June 30, 2006	1,869,318	2,433,574	$5.98	4.64	$26,573

Vested and expected to vest at June 30, 2006		2,405,501	$5.90	4.70	$26,456

Exercisable at June 30, 2006		2,034,574	$5.05	4.01	$24,103

The total intrinsic value of options exercised during the quarter and six month period ended June 30, 2006 was $535,000 and $2,616,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2006, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair-value of the Company’s stock.

A summary of the Company’s unvested stock options is as follows:

	Unvested options outstanding	Weighted- average fair value
Balance of unvested stock options as of December 30, 2005	609,038	$4.58
Options granted	75,000	7.47
Options vested	(283,538)	4.06
Options forfeited	(1,500)	3.83

Balance of unvested stock options as of June 30, 2006	399,000	$5.50

Note 5: Repurchase of Common Stock

On April 4, 2006, the Company’s Board of Directors authorized $35 million for stock repurchases. The Company repurchased 757,292 shares of its common stock for $12.2 million during the six months ended June 30, 2006. The Company repurchased 362,030 shares of its common stock for $4.3 million during the six months ended July 1, 2005. As of June 30, 2006, the Company had remaining authorization under its stock repurchase plan of $23.2 million to repurchase shares of common stock.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. The purpose of the plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide for termination of employment and related benefits. Under this plan participants may elect to defer up to 100% of their compensation. Employee deferrals were $294,000 and $545,000 during the quarter and six months ended June 30, 2006, respectively. Employee deferrals were $502,000 and $1,629,000 during the quarter and six months ended July 1, 2005.

In connection with the hiring of an executive officer during the quarter ended June 30, 2006, the Company made a discretionary contribution of $1,000,000 to the non-qualified deferred compensation plan. One-eighth of this contribution will vest on each three-month anniversary of this executive officer’s date of hire, provided that this individual remains a full-time employee. The value of this contribution is recognized over the requisite service period on a straight-line basis. Compensation expense for this contribution was $36,000 during the quarter ended June 30, 2006.

Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of June 30, 2006 and July 1, 2005, the invested amounts under the plan totaled $4.7 million and $3.0 million, respectively, and were recorded as a long-term asset on the Company’s condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of June 30, 2006 and July 1, 2005, vested amounts due under the plan totaled $3.7 million and $3.0 million, respectively, and were recorded as a long-term other liability on the Company’s condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the quarters ended June 30, 2006 and July 1, 2005, the Company recognized a compensation benefit of $55,000 and compensation expense of $78,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income or expense. During the six months ended June 30, 2006 and July 1, 2005, the Company recognized compensation expense of $139,000 and $41,000, respectively, as a result of an increase in the market value of the trust assets, with a corresponding amount being recorded as other income.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005
Cash paid during period:
Interest	$2	$3
Income taxes	$3,858	$3,993
Non-cash investing and financing activities:
Capital lease for equipment	$—	$11
Unrealized (loss) gain on short-term investments	$(19)	$2
Vested stock unit awards issued to settle accrued bonuses	$1,450	$1,340
Stock repurchases payable to broker	$1,108	$—

Note 8: Accounts Receivable, Net

At June 30, 2006 and December 30, 2005, accounts receivable, net was comprised of the following:

	June 30, 2006	December 30, 2005
(In thousands)
Billed accounts receivable	$35,405	$32,482
Unbilled accounts receivable	17,592	14,951
Allowance for doubtful accounts	(1,570)	(1,222)

Total accounts receivable, net	$51,427	$46,211

Note 9: Inventory

At June 30, 2006 and July 1, 2005, the Company had $600,000 and $725,000, respectively, of work-in-process inventory included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

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

Segment information for the quarters and six months ended June 30, 2006 and July 1, 2005 follows:

Revenues

	Quarters Ended		Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Other scientific and engineering	$32,578	$30,039	$64,800	$59,913
Environmental and health	9,076	9,811	18,881	19,133

Total revenues	$41,654	$39,850	$83,681	$79,046

Operating income

	Quarters Ended		Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Other scientific and engineering	$8,444	$7,437	$17,077	$15,412
Environmental and health	1,435	2,136	3,604	4,489

Total segment operating income	9,879	9,573	20,681	19,901
Corporate operating expense	(4,551)	(3,302)	(9,963)	(7,575)

Total operating income	$5,328	$6,271	$10,718	$12,326

Capital Expenditures

	Quarters Ended		Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Other scientific and engineering	$410	$678	$1,073	$1,333
Environmental and health	91	8	185	51

Total segment capital expenditures	501	686	1,258	1,384
Corporate capital expenditures	369	10	472	408

Total capital expenditures	$870	$696	$1,730	$1,792

Depreciation and Amortization

	Quarters Ended		Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Other scientific and engineering	$607	$576	$1,210	$1,128
Environmental and health	40	43	70	86

Total segment depreciation and amortization	647	619	1,280	1,214
Corporate depreciation and amortization	251	232	500	455

Total depreciation and amortization	$898	$851	$1,780	$1,669

No single customer comprised more than 10% of the Company’s revenues for the quarters and six months ended June 30, 2006 and July 1, 2005.

Note 11: Related Party Transactions

The Company has a software licensing contract with an organization owned by the husband of one of Exponent’s Practice Directors. The Company recorded software licensing expenses related to this contract for the quarter and six months ended June 30, 2006 of approximately $25,000 and $50,000, respectively. The Company recorded software licensing expenses related to this contract for the quarter and six months ended July 1, 2005 of approximately $33,750 and $67,500, respectively.

Note 12: Goodwill

Below is a breakdown of goodwill reported by segment as of June 30, 2006:

	Environmental and health	Other scientific and engineering
(In thousands)			Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the quarter and six months ended June 30, 2006.

Note 13: Mortgage Note

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of June 30, 2006, the Company had $0 outstanding and available borrowings of $19.4 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our Annual Report on Form 10-K under the heading “Risk Factors” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in revenue recognition, estimating the allowance for doubtful accounts, accounting for income taxes, valuing goodwill and accounting for stock-based compensation have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition, estimating the allowance for doubtful accounts, accounting for income taxes and valuing goodwill are described in our 2005 Annual Report on Form 10-K under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements. Due to the adoption of FAS 123(R), our accounting policy covering stock-based compensation is described below.

Stock-based compensation. We adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS 123(R) during the six months ended June 30, 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period.

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

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Quarter Ended June 30, 2006

During the second quarter of 2006 we had a 4.5% increase in revenues and a 6.5% increase in revenues before reimbursements as compared to the same period last year. This growth was driven primarily by our biomechanics, civil engineering, construction consulting, and electrical & semiconductors practices. This growth was offset by lower revenues in our technology development practice due to a decrease in the number of large projects with the United States Department of Defense.

Our consolidated revenue growth was driven by an increase in billable hours. Billable hours for the second quarter of 2006 increased 6.7% to 191,000 as compared to 179,000 during the same period last year. Technical full-time equivalents increased 11.9% to 565 during the second quarter of 2006 as compared to 505 during the same period last year. This increase in technical full-time equivalents was due to our continuing recruiting and retention efforts. Utilization decreased to 65% for the first quarter of fiscal 2006 as compared to 68% during the same period last year. The decrease in utilization was due to the integration of our recently hired technical consultants.

The decrease in utilization negatively impacted our operating income and net income. Operating income decreased 15.0% during the second quarter of 2006 to $5.3 million as compared to $6.3 million during the same period last year. Net income decreased 10.8% during the second quarter of 2006 to $3.7 million as compared to $4.1 million during the same period last year. As a result of adopting SFAS 123(R) our operating and net income for the second quarter of fiscal 2006 were $182,000 and $142,000 lower, respectively, than if we had continued to account for stock-based compensation under APB 25.

Fiscal Quarter Ended June 30, 2006 compared to Fiscal Quarter Ended July 1, 2005

Revenues

	Quarters Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
Engineering and other scientific	$32,578	$30,039	8.5%
Percentage of total revenues	78.2%	75.4%
Environmental and health	9,076	9,811	(7.5)%
Percentage of total revenues	21.8%	24.6%

Total revenues	$41,654	$39,850	4.5%

The increase in revenues for our engineering and other scientific segment was the result of an increase in billable hours. During the second quarter of fiscal 2006 billable hours for this segment increased by 9.6% to 148,000 as compared to 135,000 during the same period last year. Technical full-time equivalents increased 12.1% to 417 from 372 for the same period last year due to our recruiting efforts. Utilization decreased to 68% for the second quarter of fiscal 2006 as compared to 70% during the same period last year. The decrease in utilization was due to the integration of our recently hired technical consultants and a decrease in activity in our technology development practice.

The decrease in revenues for our environmental and health segment was the result of a decrease in reimbursable expenses of $443,000 and a decrease in billable hours. During the second quarter of fiscal 2006 billable hours for this segment decreased by 2.3% to 43,000 as compared to 44,000 during the same period last year. The decrease in billable hours was due to a decrease in demand for services in our health sciences practice. Technical full-time equivalents increased 11.3% to 148 from 133 during same period last year due to our continued recruiting efforts. Utilization decreased to 56% for the second quarter of fiscal 2006 as compared to 64% during the same period last year. The decrease in utilization was due to a decrease in demand for services in our health sciences practice and the integration of our recently hired technical consultants.

Compensation and Related Expenses

	Quarters Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
Compensation and related expenses	$26,044	$23,642	10.2%
Percentage of total revenues	62.5%	59.3%

The increase in compensation and related expenses was due to an increase in payroll expense, an increase in fringe benefits and an increase in stock-based compensation partially offset by a decrease in bonus expense. Payroll expense increased by $2.1 million due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Fringe benefits increased by $407,000 due to the increase in technical full-time equivalent employees. Stock-based compensation expense related to matching restricted stock units and stock options increased by $298,000 due primarily to the adoption of SFAS 123(R) during the first quarter of fiscal 2006. Bonus expense decreased by $428,000 due to a decrease in profitability. We expect compensation and related expenses to increase due to the anticipated hiring of additional staff and the impact of future annual salary increases.

Other Operating Expenses

	Quarters Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
Other operating expenses	$4,967	$4,600	8.0%
Percentage of total revenues	11.9%	11.5%

Other operating expenses primarily include facilities related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. Occupancy expenses increased $125,000 due to expansion in certain offices. Computer-related expenses increased $74,000, technical materials increased $65,000 and depreciation increased $52,000 due to the costs associated with our increase in technical full-time equivalent employees.

Reimbursable Expenses

	Quarters Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
Reimbursable expenses	$2,601	$3,176	(18.1)%
Percentage of total revenues	6.2%	8.0%

The decrease in reimbursable expenses was primarily due to a decrease in project related costs in our food and chemicals practice and a decrease in purchases of project-related materials in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Quarters Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
General and administrative expenses	$2,714	$2,161	25.6%
Percentage of total revenues	6.5%	5.4%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $165,000, an increase in bad debt of $146,000 and an increase in marketing and promotion of $83,000. The increase in travel and meals was primarily due to our increase in technical full-time equivalent employees and an increase in business development activities. The increase in bad debt expense was due to an in increase in our allowance for doubtful accounts driven by an increase in days sales outstanding to 106 days during the second quarter of fiscal 2006 as compared to 97 days during the first quarter of fiscal 2006. The increase in marketing and promotion was due to the increase in our business development activities.

Other Income, Net

	Quarters Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
Other income, net	$656	$506	29.6%
Percentage of total revenues	1.6%	1.3%

Other income, net, consists primarily of investment income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The increase in other income, net, was primarily due to an increase in interest income of $259,000 and an increase in rental income of $40,000 partially offset by a decrease in other income of $158,000 associated with the change in fair value of deferred compensation plan assets. The increase in interest income was due to higher average balances of cash, cash equivalents and short-term investments and an increase in short-term interest rates. Rental income increased due to the addition of new tenants in our Silicon Valley facility.

Income Taxes

	Quarters Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
Income taxes	$2,334	$2,683	(13.0)%
Percentage of total revenues	5.6%	6.7%
Effective tax rate	39.0%	39.6%

The decrease in our effective tax rate was due to an increase in tax-exempt interest income, which was the result of higher average balances of short-term investments and cash equivalents and an increase in short-term interest rates.

Six Months Ended June 30, 2006 compared to Six Months Ended July 1, 2005

Revenues

	Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
Engineering and other scientific	$64,800	$59,913	8.2%
Percentage of total revenues	77.4%	75.8%
Environmental and health	18,881	19,133	(1.3)%
Percentage of total revenues	22.6%	24.2%

Total revenues	$83,681	$79,046	5.9%

The increase in revenues for our engineering and other scientific segment was the result of an increase in billable hours. During the first six months of fiscal 2006 billable hours for this segment increased by 9.3% to 295,000 as compared to 270,000 during the same period last year. Technical full-time equivalents increased 10.2% to 410 from 372 for the same period last year. Utilization decreased to 69% from 70% from the same period last year.

Billable hours for our environmental and health segment were 91,000 during the first six months of fiscal 2006 and 2005. Technical full-time equivalents increased 9.7% to 147 from 134 during same period last year. Utilization decreased to 59% for the first six months of fiscal 2006 as compared to 65% during the same period last year. The decrease in utilization was due to a decrease in demand for services in our health sciences practice and the integration of our recently hired technical consultants.

Compensation and Related Expenses

	Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
Compensation and related expenses	$52,790	$47,523	11.1%
Percentage of total revenues	63.1%	60.1%

The increase in compensation and related expenses was due to an increase in payroll expense, an increase in fringe benefits and an increase in stock-based compensation partially offset by a decrease in bonus expense. Payroll expense increased by $4.0 million due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Fringe benefits increased by $602,000 due to the increase in technical full-time equivalent employees. Stock-based compensation expense related to matching restricted stock units and stock options increased by $1.0 million due primarily to the adoption of SFAS 123(R) during the first quarter of fiscal 2006. Bonus expense decreased by $411,000 due to a decrease in profitability. We expect compensation and related expenses to increase due to the anticipated hiring of additional staff and the impact of future annual salary increases.

Other Operating Expenses

	Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
Other operating expenses	$9,732	$9,264	5.1%
Percentage of total revenues	11.6%	11.7%

Other operating expenses primarily include facilities related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. Occupancy expenses increased $137,000 due to expansion in certain offices. Depreciation increased $116,000, computer-related expenses increased $111,000 and technical materials increased $89,000 due to the costs associated with our increase in technical full-time equivalent employees.

Reimbursable Expenses

	Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
Reimbursable expenses	$5,009	$5,443	(8.0)%
Percentage of total revenues	6.0%	6.9%

The decrease in reimbursable expenses was primarily due to a decrease in project related costs in our food and chemicals practice and a decrease in purchases of project-related materials in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
General and administrative expenses	$5,432	$4,490	21.0%
Percentage of total revenues	6.5%	5.7%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $325,000, an increase in outside consulting services of $291,000 and an increase in marketing and promotion of $149,000. The increase in travel and meals was primarily due to our increase in technical full-time equivalent employees and an increase in business development activities. The increase in outside consulting services was due to $216,000 in sub-contractor fees related to a potential project with the United Stated government that was not fully executed by the end of fiscal 2004. This project was executed during the first quarter of fiscal 2005 and the sub-contractor fees previously expensed were recovered. The recovery of these expenses during the first six months of fiscal 2005 contributed to the period-to-period increase in outside consulting services. The increase in marketing and promotion was due to the increase in our business development activities.

Other Income, Net

	Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
Other income, net	$1,532	$854	79.4%
Percentage of total revenues	1.8%	1.1%

Other income, net, consists primarily of investment income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The increase in other income, net, was primarily due to an increase in interest income of $523,000, an increase in other income of $74,000 associated the change in fair value of deferred compensation plan assets and an increase in rental income of $72,000. The increase in interest income was due to higher average balances of cash, cash equivalents and short-term investments and an increase in short-term interest rates. Rental income increased due to the addition of new tenants in our Silicon Valley facility.

Income Taxes

	Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005	Percent Change
Income taxes	$4,778	$5,219	(8.4)%
Percentage of total revenues	5.7%	6.6%
Effective tax rate	39.0%	39.6%

The decrease in our effective tax rate was due to an increase in tax-exempt interest income, which was the result of higher average balances of short-term investments and cash equivalents and an increase in short-term interest rates.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, our cash, cash equivalents and short-term investments were $61.9 million compared to $68.9 million at December 30, 2005. We financed our business for the current period principally through operating cash.

(In thousands)	Six Months Ended
	June 30, 2006	July 1, 2005
Net cash provided by operating activities	$3,798	$5,406
Net cash used in investing activities	(2,989)	(1,098)
Net cash used in financing activities	(8,885)	(2,057)

The decrease in net cash provided by operating activities during the six months ended June 30, 2006 as compared to the same period last year was primarily due to a decrease in deferred revenue, an increase in contributions to our deferred compensation plan, a smaller increase in accounts payable and accrued liabilities, a decrease in tax benefit for stock option plans and a decrease in net income partially offset by a smaller increase in accounts receivable. Deferred revenues decreased by $292,000 during the first six months of 2006 as compared to an increase of $1.0 million during the same period in 2005. The decrease in deferred revenues was due to a decrease in pre-billed projects. During the first six months of 2006 we contributed $1.0 million to our deferred compensation plan. There were no employer contributions to our deferred compensation plan during the first six months of 2005. Accounts payable and accrued liabilities increased by $1.7 million during the first six months of 2006 as compared to an increase of $2.8 million during the same period in 2005. The smaller increase in accounts payable and accrued liabilities was due to the timing of payments to vendors and a decrease in the use of sub-contractors. During the first six months of 2005 the tax benefit for stock option plans of $733,000 was classified as cash from operating activities. This benefit was classified as cash from financing activities during the first six months of 2006 due to the adoption of SFAS 123(R). Accounts receivable increased $6.0 million during the first six months of 2006 as compared to an increase of $9.1 million during the same period in 2005. The smaller increase in accounts receivable was due to a larger beginning balance in 2006 as compared to 2005. Days sales outstanding increased to 106 days during the second quarter of 2006 as compared to 93 days during the second quarter of 2005.

The increase in net cash used in investing activities was primarily due to the purchase and sale of short-term investments. During the first six months of 2006 net purchases of short-term investments were $1.3 million as compared to net sales of short-term investments of $686,000 during the same period in 2005.

The increase in net cash used in financing activities was primarily due to an increase in repurchases of our common stock under our stock repurchase programs during the first six months of 2006 as compared to 2005.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of June 30, 2006 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2006	$2,621	$28	$1,271	$3,920
2007	4,263	49	—	4,312
2008	3,253	8	—	3,261
2009	3,017	2	—	3,019
2010	2,044	—	—	2,044
Thereafter	2,904	—	—	2,904

	$18,102	$87	$1,271	$19,460

We have a revolving reducing mortgage note with a total available borrowing amount of $19.4 million and an outstanding balance of $0 as of June 30, 2006. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

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

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of June 30, 2006 we had $0 outstanding and available borrowings of $19.4 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the second quarter of 2006:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 1 to April 28	358	$16.34	358	$29,562
April 29 to May 26	89	$15.68	89	$28,171
May 27 to June 30	310	$16.03	310	$23,194

Total	757	$16.14	757

(1)	In April 2006, the Company’s Board of Directors approved a plan to repurchase up to $35 million of the Company’s common stock. The plan has no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2006 Annual Meeting of Stockholders held on May 24, 2006 (the “Annual Meeting”), the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
Samuel H. Armacost	7,040,950	723,001
Barbara M. Barrett	7,136,393	627,558
Leslie G. Denend, Ph.D.	6,983,842	780,109
Michael R. Gaulke	7,078,104	685,847
Jon R. Katzenbach	5,229,036	2,534,915
Roger L. McCarthy, Ph.D.	7,190,339	573,612
Stephen C. Riggins	7,126,047	637,904

The stockholders at the Company’s Annual Meeting approved the following proposals:

1.	Ratify the appointment of KPMG LLP as independent registered public accounting firm for the year ending December 29, 2006.

For	7,591,803
Against	169,929
Abstain	2,219
Broker non-votes	0

2.	To approve an amendment to the Company’s certificate of incorporation to (i) increase the number of authorized shares of common stock to 100,000,000 and (ii) increase the number of authorized shares of preferred stock to 5,000,000.

For	4,246,043
Against	2,350,415
Abstain	5,214
Broker non-votes	1,162,279

3.	To approve an amendment to the Company’s certificate of incorporation to effect a two-for-one stock split of the Company’s common stock.

For	7,268,853
Against	458,867
Abstain	3,804
Broker non-votes	32,427

Item 6. Exhibits

(a)	Exhibits

Exhibit 10.21	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of Delaware on May 24, 2006.

Exhibit 10.22	Employment offer letter between Exponent, Inc. and Dr. Elizabeth Anderson dated May 15, 2006.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 99.1	Exponent Commitment to Limit Use of Common and Preferred Shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: August 9, 2006

/s/ Michael R. Gaulke
Michael R. Gaulke, President and Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer