Form 10-Q
period 2006-09-29
EXPONENT INC
filed 2006-11-08
CIK 851520

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Common Stock $.001 par value	14,839,320 shares

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 29, 2006 and December 30, 2005

(in thousands, except share data)

(unaudited)

	September 29, 2006	December 30, 2005
Assets
Current assets:
Cash and cash equivalents	$6,722	$13,216
Short-term investments	47,272	55,682
Accounts receivable, net of allowance for doubtful accounts of $1,656 and $1,222 at September 29, 2006 and December 30, 2005, respectively	51,381	46,211
Prepaid expenses and other assets	3,571	2,900
Deferred income taxes	2,268	2,156

Total current assets	111,214	120,165

Property, equipment and leasehold improvements, net	29,758	29,839
Goodwill	8,607	8,607
Other assets	9,164	5,630

	$158,743	$164,241

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,820	$4,136
Accrued payroll and employee benefits	20,005	19,910
Deferred revenues	2,113	2,364

Total current liabilities	27,938	26,410

Other liabilities	4,383	3,487
Deferred rent	1,110	1,144

Total liabilities	33,431	31,041

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,426,664 and 16,191,826 shares issued at September 29, 2006 and December 30, 2005, respectively	16	16
Additional paid-in capital	50,189	44,955
Accumulated other comprehensive income (loss)	101	(93)
Retained earnings	99,058	88,322
Treasury stock, at cost, 1,506,093 and 0 shares held at September 29, 2006 and December 30, 2005, respectively	(24,052)	—

Total stockholders’ equity	125,312	133,200

	$158,743	$164,241

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended September 29, 2006 and September 30, 2005

(in thousands, except per share data)

(unaudited)

	Quarters Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Revenues:
Revenues before reimbursements	$40,049	$34,653	$118,721	$108,256
Reimbursements	3,284	2,539	8,293	7,982

Revenues	43,333	37,192	127,014	116,238

Operating expenses:
Compensation and related expenses	26,881	22,921	79,671	70,444
Other operating expenses	4,870	4,668	14,602	13,932
Reimbursable expenses	3,284	2,539	8,293	7,982
General and administrative expenses	2,695	2,441	8,127	6,931

Total operating expenses	37,730	32,569	110,693	99,289

Operating income	5,603	4,623	16,321	16,949

Other income, net:
Interest income, net	430	309	1,461	817
Miscellaneous income, net	378	351	879	697

Total other income, net	808	660	2,340	1,514

Income before income taxes	6,411	5,283	18,661	18,463

Income taxes	2,668	1,768	7,446	6,987

Net income	$3,743	$3,515	$11,215	$11,476

Net income per share:
Basic	$0.24	$0.22	$0.69	$0.71
Diluted	$0.22	$0.20	$0.64	$0.66

Shares used in per share computations:
Basic	15,570	16,291	16,141	16,166
Diluted	16,837	17,650	17,428	17,494

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters and Nine Months Ended September 29, 2006 and September 30, 2005

(in thousands)

(unaudited)

	Quarters Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net income	$3,743	$3,515	$11,215	$11,476
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	55	(1)	139	(107)
Unrealized gain on investments, net of tax	74	10	55	12

Comprehensive income	$3,872	$3,524	$11,409	$11,381

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 29, 2006 and September 30, 2005

(in thousands)

(unaudited)

	Nine Months Ended
	September 29, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$11,215	$11,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,700	2,545
Amortization of premiums and accretion of discounts of short-term investments	439	809
Contribution to deferred compensation plan	(1,000)	—
Amortization of contribution to deferred compensation plan	169	—
Deferred rent expense	(34)	54
Provision for doubtful accounts	1,125	716
Stock-based compensation	2,991	1,640
Deferred income tax provision	(1,906)	(1,705)
Tax benefit for stock option plans	(727)	967
Changes in operating assets and liabilities:
Accounts receivable	(6,295)	(7,262)
Prepaid expenses and other assets	(883)	(2,083)
Accounts payable and accrued liabilities	1,789	1,341
Accrued payroll and employee benefits	298	106
Deferred revenues	(251)	734

Net cash provided by operating activities	9,630	9,338

Cash flows from investing activities:
Capital expenditures	(2,471)	(2,351)
Other assets	65	8
Purchase of short-term investments	(101,082)	(59,496)
Sale/maturity of short-term investments	109,137	57,575

Net cash provided by (used in) investing activities	5,649	(4,264)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(35)	(50)
Tax benefit for stock option plans	727	—
Purchases of treasury stock	(24,584)	(4,307)
Issuance of treasury stock	623	2,174
Issuance of common stock	1,313	842

Net cash used in financing activities	(21,956)	(1,341)

Effect of foreign currency exchange rates on cash and cash equivalents	183	(46)

Net (decrease) increase in cash and cash equivalents	(6,494)	3,687
Cash and cash equivalents at beginning of period	13,216	4,680

Cash and cash equivalents at end of period	$6,722	$8,367

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters Ended September 29, 2006 and September 30, 2005

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the quarter and nine months ended September 29, 2006 are not necessarily representative of the results of future quarterly or annual periods.

Stock Split. On May 24, 2006, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to (i) increase the number of authorized shares of common stock to 100,000,000, (ii) increase the number of authorized shares of preferred stock to 5,000,000, and (iii) effect a two-for-one stock split. As a result of the stock split, each shareholder of record at the close of business on May 24, 2006, received one additional share of common stock for each share held. For periods prior to the stock split, all share and per share data in the Company’s condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split.

The Company committed to stockholders in a letter dated May 23, 2006 to limit its use of the increased authorized capital stock to 40 million common shares, and 2 million preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock.

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

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under this transition method of adoption, stock-based compensation expense for the first nine months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 30, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted or modified after December 30, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. As a result, the adoption of SFAS 123(R) reduces net operating cash flows and increases net financing cash flows in the periods after the effective date. Total cash flow will remain unchanged from what would have been reported. SFAS 123(R) also requires that the

Company estimate the number of awards that are expected to vest and to revise the estimate as actual forfeitures differ from that estimate. Previously, the Company accounted for forfeitures under the provisions of SFAS 123, wherein the Company recognized forfeitures as they occurred. The Company estimated the forfeiture rate for the nine months ended September 29, 2006, based on its historical experience.

As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the quarter ended September 29, 2006, were $207,000 and $147,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Income taxes for the quarter ended September 29, 2006 were $60,000 lower due to the adoption of SFAS 123(R). The impact on both basic and diluted earnings per share for the quarter ended September 29, 2006 was a decrease of $0.01 per share. For the nine month period ended September 29, 2006, the Company’s income before income taxes and net income were $1,031,000 and $722,000 lower, respectively, than if the Company continued to account for stock-based compensation under APB 25. Income taxes for the nine months ended September 29, 2006 were $309,000 lower due to the adoption of SFAS 123(R). The impact on basic and diluted earnings per share for the nine months ended September 29, 2006 was a decrease of $0.04 per share. See Note 4 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro-forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates and expenses to its estimate of the total labor hours at standard rates and expenses it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set-up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if either party terminates the contract early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters and nine months ended September 29, 2006 and September 30, 2005 are as follows:

	Quarters Ended		Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Gross revenues	$44,489	$40,836	$130,651	$127,612
Less: Subcontractor fees	1,156	3,644	3,637	11,374

Revenues	43,333	37,192	127,014	116,238

Reimbursements:
Out-of-pocket travel reimbursements	1,064	1,033	3,265	2,882
Other outside direct expenses	2,220	1,506	5,028	5,100

	3,284	2,539	8,293	7,982

Revenues before reimbursements	$40,049	$34,653	$118,721	$108,256

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended		Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Shares used in basic per share computation	15,570	16,291	16,141	16,166
Effect of dilutive common stock options outstanding	1,075	1,278	1,123	1,268
Effect of dilutive restricted stock units outstanding	192	81	164	60

Shares used in diluted per share computation	16,837	17,650	17,428	17,494

There were no options excluded from the diluted per share calculation for the fiscal quarters ended September 29, 2006 and September 30, 2005. Common stock options to purchase 64,011 and 5,000 shares were excluded from the diluted per share calculation for the nine months ended September 29, 2006 and September 30, 2005, respectively, due to their antidilutive effect. Weighted-average exercise prices for the antidilutive shares were $15.65 and $13.76 for the nine months ended September 29, 2006 and September 30, 2005, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $422,000 and $347,000 during the quarters ended September 29, 2006 and September 30, 2005, respectively. For the nine months ended September 29, 2006 and September 30, 2005, the Company recorded stock-based compensation expense associated with accrued bonus awards of $1,247,000 and $1,213,000, respectively. The value of the unvested restricted stock unit awards issued is recognized over the requisite service period on a straight-line basis. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $208,000 and $164,000 during the quarters ended September 29, 2006 and September 30, 2005, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,003,000 and $427,000 during the nine months ended September 29, 2006 and September 30, 2005, respectively.

Stock Options

The Company currently grants stock options under the 1999 Stock Option Plan and the 1998 Stock Option Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. During the quarter and nine months ended September 29, 2006 the Company recorded stock-based compensation expense of $203,000 and $661,000, respectively, associated with stock options granted prior to, but not yet vested as of December 30, 2005. During the quarter and nine months ended September 29, 2006, the Company recorded stock-based compensation expense of $32,000 and $80,000 respectively, associated with stock options granted during the nine months ended September 29, 2006. There was no stock-based compensation expense associated with stock options during the quarter and nine months ended September 30, 2005.

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

The assumptions used to value option grants for the nine months ended September 29, 2006 and September 30, 2005 are as follows:

	Stock Option Plan
	September 29, 2006	September 30, 2005
Expected life (in years)	6.6	4.8
Risk-free interest rate	4.6%	4.1%
Volatility	39%	42%
Dividend yield	0%	0%

There were no options granted during the quarters ended September 29, 2006 and September 30, 2005. The weighted-average fair value of options granted during the nine months ended September 29, 2006 and September 30, 2005 were $7.47 and $5.45, respectively.

The amount of stock-based compensation expense recognized in our consolidated statements of income for the quarters and nine months ended September 29, 2006 and September 30, 2005 is as follows:

	Quarters Ended		Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Compensation and related expenses:
Restricted stock units	$599	$490	$2,185	$1,592
Stock option grants	235	—	741	—

Sub-total	834	490	2,926	1,592

General and administrative expenses:
Restricted stock units	31	21	65	48

Sub-total	31	21	65	48

Total stock-based compensation expense	$865	$511	$2,991	$1,640

The following table sets forth the pro-forma amounts of net income and net income per share, for the quarter and nine months ended September 30, 2005, that would have resulted if the Company had accounted for its stock option plans under the fair value recognition provisions of SFAS 123(R):

(In thousands, except per share data)	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net income:	$3,515	$11,476

Add back: Intrinsic value stock-based compensation expense, net of tax	340	1,020
Deduct: Fair value stock-based compensation expense, net of tax	(734)	(2,223)

Adjusted net income:	$3,121	$10,273

Net income per share:
As reported:
Basic	$0.22	$0.71
Diluted	$0.20	$0.66
Adjusted:
Basic	$0.19	$0.64
Diluted	$0.18	$0.59

Shares used in per share calculations:
As reported:
Basic	16,291	16,166
Diluted	17,650	17,494
Adjusted:
Basic	16,291	16,166
Diluted	17,518	17,338

As of September 29, 2006, there was $1.9 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.6 years, related to unvested restricted stock unit awards and $1.4 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 3.1 years, related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Activity under the restricted stock plan is as follows:

	Awards available for grant	Number of awards outstanding	Weighted- average fair value
Balance of unvested restricted stock units as of December 30, 2005	1,467,730	224,838	$11.93
Additional awards authorized	320,000	—	—
Awards granted	(195,068)	195,068	15.50
Awards vested	—	(100,144)	15.31
Awards cancelled	7,642	(7,642)	12.26

Balance of unvested restricted stock units as of September 29, 2006	1,600,304	312,120	$13.07

Activity under the stock option plans is as follows:

	Options available for grant	Number of options outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding as of
December 30, 2005	1,462,818	2,613,612	$5.65
Additional shares reserved	480,000	—	—
Options granted	(75,000)	75,000	15.65
Options exercised	—	(275,288)	5.43
Options cancelled	4,000	(5,500)	5.24
Outstanding as of September 29, 2006	1,871,818	2,407,824	$5.99	4.39	$25,726

Vested and expected to vest at September 29, 2006		2,373,060	$5.90	4.34	$25,554

Exercisable at September 29, 2006		2,050,824	$5.08	3.80	$23,770

The total intrinsic value of options exercised during the quarter and nine month period ended September 29, 2006 was $251,000 and $2,867,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 29, 2006, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 29, 2006. This amount changes based on the fair-value of the Company’s stock.

A summary of the Company’s unvested stock options is as follows:

	Unvested options outstanding	Weighted- average fair value
Balance of unvested stock options as of December 30, 2005	609,038	$4.58
Options granted	75,000	7.47
Options vested	(325,538)	4.39
Options forfeited	(1,500)	3.83

Balance of unvested stock options as of September 29, 2006	357,000	$5.36

Note 5: Repurchase of Common Stock

On April 4, 2006, the Company’s Board of Directors authorized $35 million for stock repurchases. The Company repurchased 1,573,492 shares of its common stock for $25.2 million during the nine months ended September 29, 2006. The Company repurchased 362,030 shares of its common stock for $4.3 million during the nine months ended September 30, 2005. As of September 29, 2006, the Company had remaining authorization under its stock repurchase plan of $10.3 million to repurchase shares of common stock.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Net employee deferrals were $196,000 and $405,000 during the quarter and nine months ended September 29, 2006, respectively. Employee deferrals were $436,000 and $2,064,000 during the quarter and nine months ended September 30, 2005, respectively.

In connection with the hiring of an executive officer in June 2006, the Company made a discretionary contribution of $1,000,000 to the non-qualified deferred compensation plan. One-eighth of this contribution will vest on each three-month anniversary of this executive officer’s date of hire, provided that this individual remains a full-time employee. The value of this contribution is recognized over the requisite service period on a straight-line basis. Compensation expense for this contribution was $133,000 and $169,000 during the quarter and nine months ended September 29, 2006, respectively.

Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of September 29, 2006 and September 30, 2005, the invested amounts under the plan totaled $5.1 million and $3.6 million, respectively, and were recorded as a long-term asset on the Company’s condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of September 29, 2006 and September 30, 2005, vested amounts due under the plan totaled $4.3 million and $3.6 million, respectively, and were recorded as a long-term other liability on the Company’s condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the quarters ended September 29, 2006 and September 30, 2005, the Company recognized compensation expense of $127,000 and $142,000, respectively, as a result of an increase in the market value of the trust assets, with a corresponding amount being recorded as other income. During the nine months ended September 29, 2006 and September 30, 2005, the Company recognized compensation expense of $230,000 and $183,000, respectively, as a result of an increase in the market value of the trust assets, with a corresponding amount being recorded as other income.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005
Cash paid during period:
Interest	$4	$6
Income taxes	$6,756	$6,882
Non-cash investing and financing activities:
Capital lease for equipment	$134	$11
Unrealized gain on short-term investments	$55	$12
Vested stock unit awards issued to settle accrued bonuses	$1,450	$1,341
Stock repurchases payable to broker	$570	$—

Note 8: Accounts Receivable, Net

At September 29, 2006 and December 30, 2005, accounts receivable, net was comprised of the following:

(In thousands)	September 29, 2006	December 30, 2005
Billed accounts receivable	$34,510	$32,482
Unbilled accounts receivable	18,527	14,951
Allowance for doubtful accounts	(1,656)	(1,222)

Total accounts receivable, net	$51,381	$46,211

Note 9: Inventory

At September 29, 2006 and September 30, 2005, the Company had $675,000 and $2.0 million, respectively, of work-in-process inventory included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

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

Segment information for the quarters and nine months ended September 29, 2006 and September 30, 2005 follows:

Revenues

	Quarters Ended		Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Other engineering and scientific	$34,009	$28,473	$98,809	$88,386
Environmental and health	9,324	8,719	28,205	27,852

Total revenues	$43,333	$37,192	$127,014	$116,238

Operating income

	Quarters Ended		Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Other engineering and scientific	$8,921	$6,449	$25,998	$21,861
Environmental and health	1,499	1,798	5,103	6,287

Total segment operating income	10,420	8,247	31,101	28,148

Corporate operating expense	(4,817)	(3,624)	(14,780)	(11,199)

Total operating income	$5,603	$4,623	$16,321	$16,949

Capital Expenditures

	Quarters Ended		Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Other engineering and scientific	$430	$443	$1,503	$1,776
Environmental and health	126	17	311	68

Total segment capital expenditures	556	460	1,814	1,844

Corporate capital expenditures	185	99	657	507

Total capital expenditures	$741	$559	$2,471	$2,351

Depreciation and Amortization

	Quarters Ended		Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Other engineering and scientific	$618	$729	$1,828	$1,857
Environmental and health	46	42	116	128

Total segment depreciation and amortization	664	771	1,944	1,985
Corporate depreciation and amortization	256	105	756	560

Total depreciation and amortization	$920	$876	$2,700	$2,545

The Company derived 12% of revenues from agencies of the federal government for the quarter ended September 29, 2006. No single customer comprised more than 10% of the Company’s revenues for the quarter ended September 30, 2005 and the nine months ended September 29, 2006 and September 30, 2005.

Note 11: Related Party Transactions

The Company has a software licensing contract with an organization owned by the husband of one of Exponent’s Practice Directors. The Company recorded software licensing expenses related to this contract for the quarter and nine months ended September 29, 2006 of $25,000 and $75,000, respectively. The Company recorded software licensing expenses related to this contract for the quarter and nine months ended September 30, 2005 of $33,750 and $101,250, respectively.

Note 12: Goodwill

Below is a breakdown of goodwill reported by segment as of September 29, 2006:

(In thousands)	Environmental and health	Other scientific and engineering	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the quarter and nine months ended September 29, 2006.

Note 13: Mortgage Note

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of September 29, 2006, the Company had $0 outstanding and available borrowings of $19.4 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in revenue recognition, estimating the allowance for doubtful accounts, accounting for income taxes, valuing goodwill and accounting for stock-based compensation have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition, estimating the allowance for doubtful accounts, accounting for income taxes and valuing goodwill are described in our 2005 Annual Report on Form 10-K under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements. Due to the adoption of SFAS 123(R), our accounting policy covering stock-based compensation is described below.

Stock-based compensation. We adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS 123(R) during the nine months ended September 29, 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period.

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

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Quarter Ended September 29, 2006

During the third quarter of 2006 we had a 16.5% increase in revenues and a 15.6% increase in revenues before reimbursements as compared to the same period last year. This growth was driven primarily by our technology development, construction consulting, civil engineering, biomechanics, and mechanics and materials practices.

Our consolidated revenue growth was driven by an increase in billable hours and higher billing rates. Billable hours for the third quarter of 2006 increased 11.0% to 192,000 as compared to 173,000 during the same period last year. The increase in billable hours was due to an increase in activity for defense-related projects in our technology development practice and the integration of our recently hired technical consultants. Technical full-time equivalents increased 9.1% to 576 during the third quarter of 2006 as compared to 528 during the same period last year. This increase in technical full-time equivalents was due to our continuing recruiting and retention efforts. Utilization increased to 64% for the third quarter of fiscal 2006 as compared to 63% during the same period last year.

Through the management of our operating expenses we were able to leverage this revenue growth to improve operating income by 21.2% and net income by 6.5%. The slower growth in net income was due to an increase in our effective tax rate. As a result of adopting SFAS 123(R) our operating and net income for the third quarter of fiscal 2006 were $207,000 and $147,000 lower, respectively, than if we had continued to account for stock-based compensation under APB 25.

Fiscal Quarter Ended September 29, 2006 compared to Fiscal Quarter Ended September 30, 2005

Revenues

	Quarters Ended		Percent Change
(In thousands)	September 29, 2006	September 30, 2005
Engineering and other scientific	$34,009	$28,473	19.4%
Percentage of total revenues	78.5%	76.6%
Environmental and health	9,324	8,719	6.9%
Percentage of total revenues	21.5%	23.4%

Total revenues	$43,333	$37,192	16.5%

The increase in revenues for our engineering and other scientific segment was driven by an increase in billable hours and higher billing rates. The increase in billable hours was due to an increase in activity for defense-related projects in our technology development practice and the integration of our recently hired technical consultants. During the third quarter of fiscal 2006 billable hours for this segment increased by 13.8% to 148,000 as compared to 130,000 during the same period last year. Technical full-time equivalents increased 10.9% to 427 from 385 for the same period last year due to our recruiting efforts. Utilization increased to 67% for the third quarter of fiscal 2006 as compared to 65% during the same period last year.

The increase in revenues for our environmental and health segment was the result of higher billing rates and an increase in billable hours, primarily in our health sciences practice. During the third quarter of fiscal 2006 billable hours for this segment increased by 2.3% to 44,000 as compared to 43,000 during the same period last year. Technical full-time equivalents increased 4.2% to 149 from 143 during same period last year due to our continued recruiting efforts. Utilization decreased to 56% for the third quarter of fiscal 2006 as compared to 58% during the same period last year. The decrease in utilization was due to a decrease in demand for services in our food & chemical and ecosciences practices.

Compensation and Related Expenses

	Quarters Ended		Percent Change
(In thousands)	September 29, 2006	September 30, 2005
Compensation and related expenses	$26,881	$22,921	17.3%
Percentage of total revenues	62.0%	61.6%

The increase in compensation and related expenses was due to increases in payroll expense, bonus expense, fringe benefits and stock-based compensation. Payroll expense increased by $2.4 million due to a corresponding increase in technical full-time equivalent employees and the impact of our annual salary increase. Bonus expense increased $599,000 due to a corresponding increase in profitability. Fringe benefits increased by $416,000 due to the increase in technical full-time equivalent employees and annual pricing increases. Stock-based compensation expense related to matching restricted stock units and stock options increased by $268,000 due primarily to the adoption of SFAS 123(R) during the first quarter of fiscal 2006. We expect compensation and related expenses to increase due to the anticipated hiring of additional staff and the impact of future annual salary increases.

Other Operating Expenses

	Quarters Ended		Percent Change
(In thousands)	September 29, 2006	September 30, 2005
Other operating expenses	$4,870	$4,668	4.3%
Percentage of total revenues	11.2%	12.6%

Other operating expenses primarily include facilities related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $185,000 in occupancy expense. This increase in occupancy expense was due to expansion in certain offices to support our increase in technical full-time equivalent employees and an increase in utilities.

Reimbursable Expenses

	Quarters Ended
(In thousands)	September 29, 2006	September 30, 2005	Percent Change
Reimbursable expenses	$3,284	$2,539	29.3%
Percentage of total revenues	7.6%	6.8%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Quarters Ended
(In thousands)	September 29, 2006	September 30, 2005	Percent Change
General and administrative expenses	$2,695	$2,441	10.4%
Percentage of total revenues	6.2%	6.6%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $160,000 and an increase in other professional services of $75,000. The increase in travel and meals was primarily due to our increase in technical full-time equivalent employees and an increase in business development activities. The increase in other professional services was due to an increase in audit fees.

Other Income, Net

	Quarters Ended
(In thousands)	September 29, 2006	September 30, 2005	Percent Change
Other income, net	$808	$660	22.4%
Percentage of total revenues	1.9%	1.8%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The increase in other income, net, was primarily due to an increase in interest income of $120,000 and an increase in other income of $27,000 associated with the change in fair value of deferred compensation plan assets. The increase in interest income was due to higher average balances of cash, cash equivalents and short-term investments and an increase in short-term interest rates.

Income Taxes

	Quarters Ended
(In thousands)	September 29, 2006	September 30, 2005	Percent Change
Income taxes	$2,668	$1,768	50.9%
Percentage of total revenues	6.2%	4.8%
Effective tax rate	41.6%	33.5%

The increase in our effective tax rate was due to $150,000 in additional income tax expense during the third quarter of fiscal 2006 related to a change in estimated federal and state income taxes for 2005. During the third quarter of fiscal 2005 we recorded a credit of $272,000 to income tax expense related to a change in estimated federal and state income taxes for 2004.

Nine Months Ended September 29, 2006 compared to Nine Months Ended September 30, 2005

Revenues

	Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	Percent Change
Engineering and other scientific	$98,809	$88,386	11.8%
Percentage of total revenues	77.8%	76.0%
Environmental and health	28,205	27,852	1.3%
Percentage of total revenues	22.2%	24.0%

Total revenues	$127,014	$116,238	9.3%

The increase in revenues for our engineering and other scientific segment was the result of an increase in billable hours and higher billing rates. During the first nine months of fiscal 2006 billable hours for this segment increased by 10.8% to 443,000 as compared to 400,000 during the same period last year. The increase in billable hours was due to the integration of our recently hired technical consultants. Technical full-time equivalents increased 10.7% to 415 from 375 for the same period last year due to our recruiting efforts. Utilization was 68% for both periods.

The increase in revenues for our environmental and health segment was the result of higher billing rates partially offset by a decrease in billable hours. During the first nine months of fiscal 2006, billable hours for our environmental and health segment decreased 0.7% to 134,000 from 135,000 during the same period last year. The decrease in billable hours was due to a decrease in demand for services in our ecosciences practice. Technical full-time equivalents increased 7.2% to 148 from 138 during same period last year due to our recruiting efforts. Utilization decreased to 58% for the first nine months of fiscal 2006 as compared to 63% during the same period last year.

Compensation and Related Expenses

	Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	Percent Change
Compensation and related expenses	$79,671	$70,444	13.1%
Percentage of total revenues	62.7%	60.6%

The increase in compensation and related expenses was due to increases in payroll expense, fringe benefits, and stock-based compensation. Payroll expense increased by $6.0 million due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Fringe benefits increased by $1.0 million due to the increase in technical full-time equivalent employees. Stock-based compensation expense related to matching restricted stock units and stock options increased by $1.3 million due primarily to the adoption of SFAS 123(R) during the first quarter of fiscal 2006. We expect compensation and related expenses to increase due to the anticipated hiring of additional staff and the impact of future annual salary increases.

Other Operating Expenses

	Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	Percent Change
Other operating expenses	$14,602	$13,932	4.8%
Percentage of total revenues	11.5%	12.0%

Other operating expenses primarily include facilities related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was due to an increase in occupancy expense, depreciation and amortization, and computer expense. Occupancy expenses increased $323,000 due to expansion in certain offices to support our increase in technical full-time equivalent employees and an increase in utilities. Depreciation and amortization increased $171,000 and computer expenses increased $150,000 due to the costs associated with our increase in technical full-time equivalent employees.

Reimbursable Expenses

	Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	Percent Change
Reimbursable expenses	$8,293	$7,982	3.9%
Percentage of total revenues	6.5%	6.9%

The increase in reimbursable expenses was primarily due to an increase in project-related costs in our construction consulting and vehicle practices and a decrease in purchases of project-related materials in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	Percent Change
General and administrative expenses	$8,127	$6,931	17.3%
Percentage of total revenues	6.4%	6.0%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $485,000, an increase in outside consulting services of $298,000, an increase in personnel expenses of $156,000 and an increase in marketing and promotion of $124,000. The increase in travel and meals was primarily due to our increase in technical full-time equivalent employees and an increase in business development activities. The increase in outside consulting services was primarily due to $216,000 in sub-contractor fees related to a potential project with the United Stated government that was not fully executed by the end of fiscal 2004. This project was executed during the first quarter of fiscal 2005 and the sub-contractor fees previously expensed were recovered. The recovery of these expenses during the nine months of fiscal 2005 contributed to the period-to-period increase in outside consulting services. The increase in personnel expenses was due an increase in recruiting costs and finders fees. The increase in marketing and promotion was due to the increase in our business development activities.

Other Income, Net

	Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	Percent Change
Other income, net	$2,340	$1,514	54.6%
Percentage of total revenues	1.8%	1.3%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The increase in other income, net, was primarily due to an increase in interest income of $644,000, an increase in other income of $100,000 associated the change in fair value of deferred compensation plan assets and an increase in rental income of $72,000. The increase in interest income was due to higher average balances of cash, cash equivalents and short-term investments and an increase in short-term interest rates. Rental income increased due to the addition of new tenants in our Silicon Valley facility.

Income Taxes

	Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005	Percent Change
Income taxes	$7,446	$6,987	6.6%
Percentage of total revenues	5.9%	6.0%
Effective tax rate	39.9%	37.8%

The increase in our effective tax rate was due to $150,000 in additional income tax expense during the first nine months of fiscal 2006 related to a change in estimated federal and state income taxes for 2005. During the first nine months of fiscal 2005 we recorded a credit of $272,000 to income tax expense related to a change in estimated federal and state income taxes for 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 29, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2006, our cash, cash equivalents and short-term investments were $54.0 million compared to $68.9 million at December 30, 2005. We financed our business for the current period principally through operating cash.

	Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005
Net cash provided by operating activities	$9,630	$9,338
Net cash provided by (used in) investing activities	5,649	(4,264)
Net cash used in financing activities	(21,956)	(1,341)

The increase in net cash provided by operating activities during the nine months ended September 29, 2006 was primarily due to an increase in stock-based compensation and a smaller increase in prepaid expenses and other current assets as compared to the same period last year partially offset by an increase in contributions to our deferred compensation plan, a decrease in the tax benefit for stock option plans, and a decrease in net income. Stock-based compensation was $3.0 million during the first nine months of 2006 as compared to $1.6 million during the same period last year. The increase in stock based compensation was primarily due to the adoption of SFAS 123(R) during 2006. Prepaid expenses and other current assets increased by $883,000 during the first nine months of 2006 as compared to an increase of $2.1 million during the same period last year. The smaller increase in prepaid expenses and other current assets was due to less inventory on hand at September 29, 2006 as compared to September 30, 2005. During the first nine months of 2006 we contributed $1.0 million to our deferred compensation plan. There were no employer contributions to our deferred compensation plan during the first nine months of 2005. During the first nine months of 2005 the tax benefit for stock option plans of $967,000 was classified as cash from operating activities. This benefit was classified as cash from financing activities during the first nine months of 2006 due to the adoption of SFAS 123(R).

The increase in net cash provided by investing activities was primarily due to the sale and purchase of short-term investments. During the first nine months of 2006 net sales of short-term investments were $8.1 million as compared to net purchases of short-term investments of $1.9 million during the same period in 2005. The net sales of short-term investments during the first nine months of 2006 were to fund our share repurchases.

The increase in net cash used in financing activities was primarily due to an increase in repurchases of our common stock under our stock repurchase programs during the first nine months of 2006 as compared to 2005.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of September 29, 2006 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2006	$1,381	$24	$590	$1,995
2007	4,808	98	—	4,906
2008	3,705	57	—	3,762
2009	3,417	27	—	3,444
2010	2,375	—	—	2,375
Thereafter	3,509	—	—	3,509

	$19,195	$206	$590	$19,991

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $4.3 million were recorded as a long-term liability on our condensed consolidated balance sheet at September 29, 2006. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of September 29, 2006 invested amounts under the plan of $5.1 million were recorded as a long-term asset on our condensed consolidated balance sheet.

We have a revolving reducing mortgage note with a total available borrowing amount of $19.4 million and an outstanding balance of $0 as of September 29, 2006. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

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

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million approximately per year until January 31, 2008. As of September 29, 2006 we had $0 outstanding and available borrowings of $19.4 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended September 29, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases for the quarter ended September 29, 2006:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1 to July 28	416	$16.16	416	$16,597
July 29 to August 25	169	$15.38	169	$13,992
August 26 to September 29	231	$16.01	231	$10,259

Total	816	$15.80	816

(1)	In April 2006, the Company’s Board of Directors approved a plan to repurchase up to $35 million of the Company’s common stock. The plan has no expiration date.

Item 6. Exhibits

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: November 8, 2006

/s/ Michael R. Gaulke
Michael R. Gaulke, President and Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer