Form 10-K
period 2006-12-29
EXPONENT INC
filed 2007-03-08
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2006.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price of the Common Stock as reported on the NASDAQ National Market on June 30, 2006, the last business day of the registrant’s most recently completed second quarter, was $218,402,435. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2006 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer’s Common Stock outstanding as of February 23, 2007 was 14,786,424.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders to be held on May 22, 2007, are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 29, 2006

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and incorporates by reference, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto under) that are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, statements other than statements of current or historical fact are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify certain of such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, tort reform and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in this Report under the heading “Risk Factors” and elsewhere. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to update or revise any such forward-looking statements.

PART I

Item 1. Business

GENERAL

The inception of Exponent, Inc. goes back to 1967, with the founding of the partnership Failure Analysis Associates, which was incorporated the following year in California and reincorporated in Delaware as Failure Analysis Associates, Inc. in 1988. The Failure Group, Inc. was organized in 1989 as a holding company for Failure Analysis Associates, Inc. and changed its name to Exponent, Inc. in 1998. Exponent, Inc. (together with its subsidiaries, “Exponent” or the “Company”), is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers, business and regulatory consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and government today. Our professional staff can perform in-depth scientific research and analysis, or very rapid-response evaluations to provide our clients with the critical information they need.

CLIENTS

General

Exponent serves clients in automotive, aviation, chemical, construction, consumer products, energy, government, health, insurance, manufacturing, technology and other sectors of the economy. Many of our engagements are initiated directly with large corporations or by lawyers or insurance companies, whose clients anticipate, or are engaged in, litigation related to their products, equipment or service. Our services in failure prevention and technology evaluation have grown as the technological complexity of products has increased over the years.

Pricing and Terms of Engagements

We generally provide our services on either a fixed-price basis or on a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $90 to $800 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

In 2007, the firm celebrates 40 years of technical excellence. From its beginning in 1967, it has expanded its service offerings from mechanical engineering and materials science to over 90 technical disciplines. Exponent’s service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate 19 practices and centers, including:

•	Biomechanics

•	Civil Engineering

•	Construction Consulting

•	EcoSciences

•	Electrical & Semiconductors

•	Environmental Sciences

•	Health Sciences

•	Center for Chemical Registration and Food Safety

•	Center for Epidemiology, Biostatistics and Computational Biology

•	Center for Toxicology and Mechanistic Biology

•	Center for Exposure Assessment and Dose Reconstruction

•	Center for Public Health and Industrial Hygiene

•	Human Factors

•	Industrial Structures

•	Mechanical Engineering & Materials Science

•	Statistical & Data Sciences

•	Technology Development

•	Thermal Sciences

•	Vehicle Analysis

•	Visual Communications

Biomechanics

Exponent’s Biomechanics staff uses engineering and biomedical science to explore the cause, nature and severity of injuries, and evaluate the performance of medical devices. The type and distribution of injuries, combined with our extensive experience in human injury tolerance, allows us to determine the forces and motions that must have occurred to produce the injuries. Through close interaction with our Vehicle Analysis and Human Factors practices, our consultants analyze the human’s overall role in an accident, including assessments of the likelihood, causation and severity of the accident.

In 2006, our staff published a study on joint replacements with the American Academy of Orthopaedic Surgeons (AAOS). As presented at the 73rd Annual Meeting of the AAOS, the study projects the number of hip and knee replacement procedures that will be performed in the United States through the year 2030. It was projected that the number of procedures for primary (first-time) total knee replacement would jump by almost 700 percent in 2030. The number of primary total hip replacements will increase by nearly 200 percent in 2030. Partial joint replacements were projected to increase by only 54 percent. Also expected to become more prevalent is the repair or replacement of the artificial joint, called revision joint replacement. The number of revision surgeries likely will double by 2015 for total knee replacement and by 2026 for total hip replacement, Currently, hip revisions outnumber knee revisions, but knee revisions should surpass hip revisions after 2007. The research team based its projections on historical procedure rates from 1990 to 2003, combined with population projections from the U.S. Census Bureau.

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

During 2006 our consultants assisted commercial, industrial and insurance clients with failure investigations and damage assessments at more than five hundred land-based and offshore sites in Louisiana, Mississippi and Alabama. Following the October 15, 2006 earthquake off the Big Island of Hawaii, we performed structural and geotechnical evaluations for insurers and corporate clients. Our hydrologists are also addressing some of the key issues in floodplain management such as delineation of flood hazards, and the identification of possible measures to mitigate potential impacts.

Construction Consulting

Exponent’s Construction Consulting practice provides construction management services to clients through all phases of the project life cycle, and, if necessary, through dispute resolution. Exponent’s engineers, cost accountants, architects and scientists provide these services to both the public and private sectors, supporting our client’s project staff through all phases of the design and construction process. Our staff identifies and evaluates construction processes and issues related to scope changes, schedule delays, production disruptions and inefficiencies, as well as the costs associated with these types of issues. They also identify the risks associated with large-scale, complex construction projects and the proactive measures to take to avoid potential obstacles.

In 2006, Exponent’s Construction Consulting practice continued to add staff and expand their construction dispute resolution services. In one particular matter Exponent was retained by a subcontractor who was being accused by the general contractor of delaying the completion of a project, which consisted of a 62 acre residential development with 324 living units in 28 three-story, wood framed buildings, and a community clubhouse and pool. Exponent analyzed the project’s schedule record to determine the project’s as-built critical path, and subsequently, quantify delays experienced along that path. In addition, Exponent analyzed and calculated the subcontractor’s extended performance costs incurred as a result of seven months of overall project delay.

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

At the end of 2006, the practice added a new practice director and six consultants from Charles Menzie and Associates, a Boston-based environmental consulting practice. Their addition adds greatly to the firm’s ability to assess environmental fate and effects of physical, biological, and chemical stressors on terrestrial and aquatic systems.

Electrical & Semiconductors

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

Over the past year, our office in China expanded its ability to provide independent manufacturing audit services for U.S. entities with manufacturing facilities in China. The safety evaluations of clients’ pre-production products continued in the U.S. as well. These are performed to minimize corporate risk as well as help to reduce warranty claims and product recalls. Products are evaluated based on the client’s safety specifications and also Exponent’s expertise in the field. We also operate a specialized laboratory in Phoenix for safety assessment of lithium ion and other battery storage systems.

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

In 2006, the practice began looking into environmental and health impacts related to coal fire power plants. According to reports, 153 new coal-fired power plants are currently proposed. Given the concurrent “boom” in general concern over mercury in the environment and, specifically, atmospheric emissions from coal-fired power plants, the transport, fate, and effects of mercury will be a significant issue for most proposed plants. Our consultants have been outlining some of the key technical issues related to mercury emissions as well as identifying some of the key issues related to evaluation of the effects of increased mercury deposition on human health and the environment.

Health Sciences

Exponent’s Health Sciences group is comprised of 5 centers as described on the previous page and specializes in solving complex health problems that require an experienced team of multidisciplined health professionals. Our epidemiologists, physicians, toxicologists, statisticians, industrial hygienists and other health care professionals apply innovative techniques to help clients address a variety of issues. These include environmental and occupational epidemiology, pharmacoepidemiology, industrial hygiene, emergency response and risk assessment. Exponent applies sophisticated approaches in study design, statistical analysis, exposure assessment and medical causation to examine a variety of health issues.

In June 2006, we added a new Group Vice President, Dr. Elizabeth Anderson, to lead our Health Sciences group. Dr. Anderson is an internationally recognized health scientist with over 30 years’ experience in health and environmental sciences. One area of research that the group has been working on over the past year is the effect of nanomaterials on human health. By the end of 2006, nearly 400 consumer products were identified as containing nanoengineered materials. Nanotechnology involves working with matter on a very small scale, loosely defined as <100 nm in at least one dimension. Amid the excitement generated by the promising application of these miraculous technologies, concern has mounted over the limited understanding of potential product failures, nanomaterial releases, their effect on human health and the environment, and the lack of regulatory guidance specific to nanoengineered particles. Creation of safe, beneficial products containing nanomaterials involves a blending of materials sciences and product engineering with health and environmental sciences to help ensure that the full potential of this technology is realized.

Our Center for Chemical Registration and Food Safety includes experienced staff of both technical and regulatory specialists who are experienced in dealing with foods, and with pesticide and non-pesticide products including conventional chemicals, biochemicals, microbials and products of biotechnology. We provide practical, creative, scientific and regulatory support to meet global business objectives at every stage of the product cycle, from R&D to retail. During the past year we recruited significantly in the area of food safety and food borne illness and added several former members of the U.S. Food & Drug Administration to our staff.

During the past year, the Center for Chemical Registration and Food Safety continued to work with a number of European biocides manufacturers to evaluate data, produce data waiver argumentation, conduct human and environmental risk assessments, and produce summary dossiers of data that are required for ongoing regulatory review in Europe. In addition, we completed a study of the relationship between flavonoid intake and cardiovascular disease. Flavonoids are a class of antioxidant compound found in a number of plant foods, including vegetables, tea, wine, nuts, seeds, herbs and spices. The study found that dietary intake of flavones and anthocyanidins, and certain foods rich in flavonoids, appear to reduce the risk of death due to coronary heart disease and cardiovascular disease.

Human Factors

Our Human Factors practice analyzes human cognition and behavior to guide product design decisions to provide better product safety and usability. Working in conjunction with other Exponent practices, our scientists look at ways to improve product design, as well as review safety information and training to help change human behavior and reduce accidents. At the 2006 annual meeting of the Human Factors and Ergonomics Society, the group presented its finding on driver inattention related to backseat occupant behavior. The publication, “Who’s in the Back Seat? A Study of Driver Inattention.” discussed the difficulty of detecting objects in a scene to people who are already expecting to see them and are aware of the objects’ presence. Visual performance limitations, environmental expectations and “inattentional blindness” effects were some of the causes that contributed to driver’s inability to see things around them – sometimes leading to tragic consequences.

Industrial Structures

Our Industrial Structures practice, based in Düsseldorf, Germany, specializes in design and assessment of industrial concrete structures subject to extreme conditions. Exponent’s Düsseldorf office has provided design reviews and assessments on more than 800 structures around the world, and our staff has participated in the creation of several engineering standards.

Mechanical Engineering & Materials Science

As the largest technical practice at Exponent, our mechanical engineers and materials scientists have both an academic and “real-world” understanding of their field, including reliability and hazard evaluation, design assessment and materials life prediction. We routinely work with manufacturers to assess risks to their products during their design and manufacturing phases of product development. In addition, we help manufacturers analyze allegations of defective design by the federal regulatory agencies such as the Consumer Product Safety Commission.

In 2006, our mechanical engineers and materials scientists worked on a number of international projects including projects in South America, the European Union and the Middle East. We also assisted a major electronic consumer product manufacturer analyze the design of products it planned to introduce into the market to assess potential failure and other risk mechanisms.

By using a multidisciplinary approach involving staff from a wide range of disciplines, we continue to provide independent third party consulting services to battery and component manufacturers and suppliers. These services cover the entire field of portable power: basic electrochemistry and cell design fundamentals, cell manufacturing and quality control, battery pack design evaluation and testing, regulatory compliance, failure analysis and disposal/recycling issues.

Statistical & Data Sciences

All living humans continually bear a certain degree of risk of injury or death. Exponent’s Statistical & Data Sciences (formerly Data/Risk Analysis) practice specializes in determining whether a particular activity or product poses an unreasonable risk. Risk estimation involves establishing a reference period and then collecting information about the number of injuries (or other adverse events) suffered and the amount of exposure during this period.

Exponent recently developed and proposed the design of an experimental study to determine which concrete mixes will possess minimum permeability at cryogenic temperatures. Factors of interest included water/cement ratio, age at filling, and percent of silica. Observations at systematically chosen factor-level combinations can be used to estimate the response surface and the manufacturing settings that will produce optimum results. Planning for implementation of the study is underway.

Technology Development

Drawing on our multidisciplinary engineering, testing and failure analysis and prevention expertise, our Technology Development practice specializes in harnessing commercial technologies to develop effective military equipment and systems. In 2006, we continued to support the U.S. Army’s efforts in Afghanistan and Iraq. In the field, our engineers are assisting the Rapid Equipping Force develop technical solutions related to combat issues. We continue to supply the U.S. Army with MARCbot – our multifunction, agile remote controlled robot for use in reconnaissance missions. Finally, we have been working with the U.S. Navy on a Network-Enabled Anti-Submarine Warfare (NEASW) sensor system. The NEASW system establishes a submarine barrier with a high probability of detection. Various configurations of the system can serve different strategic objectives: a barrier across a chokepoint, a perimeter around a sea base, or even a means of confirming and prosecuting submarines detected but not localized by a different sensor system. The system is currently under evaluation by the U.S. Navy.

Thermal Sciences

Exponent has investigated and analyzed thousands of fires and explosions ranging from high loss disasters at manufacturing facilities to small insurance claims. Information gained from these analyses has helped us assist clients in assessing preventative measures related to the design of their products.

In 2006, Exponent worked on a number of facility upsets, residential and commercial fires and fire protection evaluations. One of the more significant investigations was of the Buncefield Oil Storage Depot in the United Kingdom. On December 11, 2005, an explosion and fire occurred at Buncefield Oil Storage Depot, outside of London. The explosion measured 2.4 on the Richter scale and caused severe damage to neighboring buildings, and damaged windows over a mile from the site. The incident has been called one of the largest fires in Europe since World War II and caused large smoke plumes over Southern England. Despite the significant damage caused by the event there were no fatalities or serious injuries.

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

In 2006, we continued to develop expertise in the analysis of the Event Data Recorder (EDR), which is a device installed in a motor vehicle to record technical vehicle and occupant information for a brief period of time (seconds, not minutes) before, during and after a crash. For instance, EDRs may record (1) pre-crash vehicle dynamics and system status, (2) driver inputs, (3) vehicle crash signature, (4) restraint usage/deployment status, and (5) post-crash data such as the activation of an automatic collision notification (ACN) system. In the October 2006 edition of the SAE Magazine, Automotive Engineering International, Exponent consultants published an article entitled “EDR’s (Event Data Recorders) take to the road”. In the article, we discussed the development of a new SAE Recommended Practice for heavy vehicle EDRs.

Visual Communications

The Visual Communications practice combines art and science to help clients create compelling, fact-based visual displays that communicate complex subject matter, conveying important information to audiences unfamiliar with the matters at hand. Specific components include animation, graphics, multimedia and photography.

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

EMPLOYEES

As of December 29, 2006, we employed 835 full-time and part-time employees, including 548 engineering and scientific staff, 110 technical support staff and 177 administrative and support staff. Our staff includes 453 employees with advanced degrees, of which 268 employees have achieved the level of Ph.D. or M.D.

ADDITIONAL INFORMATION

The address of our internet website is www.exponent.com. We make available, free of charge through our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC. The content of our internet website is not incorporated into and is not part of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS

The executive officers of Exponent and their ages as of March 7, 2007 are as follows:

Name	Age	Position
Michael R. Gaulke	61	President, Chief Executive Officer and Director

Elizabeth L. Anderson, Ph.D.	67	Group Vice President

Paul D. Boehm, Ph.D.	58	Group Vice President

Robert D. Caligiuri, Ph.D.	55	Group Vice President

Paul R. Johnston, Ph.D.	53	Chief Operating Officer

Subbaiah V. Malladi, Ph.D.	60	Chief Technical Officer

John E. Moalli, Sc.D.	42	Group Vice President

John D. Osteraas, Ph.D.	53	Group Vice President

Richard L. Schlenker, Jr.	41	Chief Financial Officer and Corporate Secretary

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

Elizabeth L. Anderson, Ph.D., joined the Company in June 2006 as a Group Vice President. Prior to joining Exponent, Dr. Anderson was President and CEO of Sciences International, a health and environmental consulting firm. Dr. Anderson received her Ph.D. (1970) in Organic Chemistry from The American University, M.S. (1964) in Organic Chemistry from the University of Virginia and B.S. (1962) in Chemistry from the College of William and Mary. Dr. Anderson is a Fellow of the Academy of Toxicological Sciences, founder and past-President of the Society for Risk Analysis and Editor-in-Chief of the journal, Risk Analysis: An International Journal.

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

Paul R. Johnston, Ph.D., joined the Company in 1981, was promoted to Principal Engineer in 1987, and to Vice President in 1996. In 1997, he assumed responsibility for the firm’s network of offices. In July 2003, he was appointed Chief Operating Officer and added responsibility for the Health and Environmental Groups. In 2006, he assumed line responsibility for all of the firm’s consulting groups. He received his Ph.D. (1981) in Civil Engineering and M.S. (1977) in Structural Engineering from Stanford University. He received his B.A.I. (1976) in Civil Engineering with First Class Honors from Trinity College, University of Dublin, Ireland where he was elected a Foundation Scholar in 1975. Dr. Johnston is a Registered Professional Civil Engineer in the State of California and a Chartered Engineer in Ireland.

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

John D. Osteraas, Ph.D. joined the Company in 1990. He was promoted to Principal Engineer in 1992 and Group Vice President in 2006. Dr. Osteraas received his Ph.D. (1990) in Civil Engineering and M.S. (1977) in Civil Engineering: Structural Engineering from Stanford University and B.S. (1976) in Civil and Environmental Engineering from the University of Wisconsin. Dr. Osteraas is a Registered Professional Engineer in nine states and is a Fellow of the American Society of Civil Engineers.

Richard L. Schlenker, Jr. joined the Company in 1990. Mr. Schlenker is the Chief Financial Officer and Corporate Secretary of the Company. He was appointed Chief Financial Officer in July 1999 and was appointed Secretary of the Company in November 1997. Mr. Schlenker was the Director of Human Resources from 1998 until his appointment as CFO. He was the Manager of Corporate Development from 1996 until 1998. From 1993 to 1996, Mr. Schlenker was a Business Manager, where he managed the business activities for multiple consulting practices within the Company. Prior to 1993, he held several different positions in finance and accounting within the Company. Mr. Schlenker holds a B.S. in Finance from the University of Southern California.

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

Customer Concentration

We currently derive and believe that we will continue to derive a significant portion of our revenues from clients, organizations and insurers related to the transportation industry. Transportation industry related engagements accounted for approximately 17% of our revenues for the fiscal year ended

December 29, 2006. In addition, we performed engagements for the government sector, which accounted for approximately 10% of our revenues for the fiscal year ended December 29, 2006. The loss of any large client, organization or insurer related to either the transportation industry or government sector could have a material adverse effect on our business, financial condition or results of operations.

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

Our Test and Engineering Center (“TEC”) occupies 147 acres in Phoenix, Arizona. We lease this land from the state of Arizona under a 30-year lease agreement that expires in January 2028 and have options to renew for two fifteen-year periods. We constructed an indoor test facility as well as an engineering and test preparation building at the TEC.

In addition, we lease office, warehouse and laboratory space in 21 other locations in 13 states and the District of Columbia, as well as in Germany, China and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2006 for all leased properties was $4,804,000.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, which up until July 1, 2006 was the NASDAQ National Market, under the symbol “EXPO”. The following table sets forth for the fiscal periods indicated the high and low closing sales prices for our common stock.

Stock prices by quarter	High	Low
Fiscal Year Ended December 30, 2005:
First Quarter	$14.75	$11.44
Second Quarter	$14.56	$11.74
Third Quarter	$15.70	$13.77
Fourth Quarter	$15.33	$13.68

Fiscal Year Ended December 29, 2006:
First Quarter	$16.63	$14.27
Second Quarter	$17.00	$14.94
Third Quarter	$17.55	$14.70
Fourth Quarter	$19.05	$16.60

As of February 23, 2007, there were 348 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We have never paid cash dividends on our common stock. See Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The following table provides information on the Company’s share repurchases for the quarter ended December 29, 2006:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(1)
September 30 to October 27	84	$17.23	84	$8,832
October 28 to November 24	70	$18.03	70	$7,577
November 25 to December 29	125	$18.01	125	$5,323

Total	279	$17.86	279

(1)	In April 2006, the Company’s Board of Directors approved a plan to repurchase up to $35 million of the Company’s common stock. The plan has no expiration date.

COMPANY STOCK PRICE PERFORMANCE GRAPH

The graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2001 through 2006 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2001. Note that the historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
(In thousands, except per share data)	2006	2005	2004	2003	2002
Consolidated Statements of Income Data:

Revenues before reimbursements	$156,742	$142,861	$138,718	$125,943	$115,298
Revenues	$168,496	$155,196	$151,509	$139,676	$126,055
Operating income	$20,189	$20,380	$19,324	$16,902	$14,036
Net income	$14,194	$14,186	$12,040	$10,166	$7,924

Net income per share:
Basic	$0.89	$0.88	$0.78	$0.71	$0.58
Diluted	$0.83	$0.81	$0.71	$0.64	$0.53

Consolidated Balance Sheet Data:

Cash and cash equivalents	$5,238	$13,216	$4,680	$5,666	$22,480
Short-term investments	$52,844	$55,682	$55,366	$35,932	$—
Working capital	$81,280	$93,755	$78,972	$57,519	$44,696
Total assets	$161,216	$164,241	$144,132	$121,842	$107,216
Long-term liabilities	$6,185	$4,631	$2,571	$2,494	$1,864
Total stockholders’ equity	$124,305	$133,200	$117,022	$95,118	$83,786

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Exponent, Inc. is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers, business and regulatory consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and government today. Our services include analysis of products, people, property, processes and finances related to litigation, product recall, regulatory compliance, research, development and design.

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

Estimating the allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for doubtful accounts based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms. As of December 29, 2006, our accounts receivable balance was $48.2 million, net of an allowance for doubtful accounts of $1.8 million.

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

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets, such as current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections and operating plan for fiscal 2007, we currently believe that we will be able to utilize our deferred tax assets.

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

We completed our annual impairment review as of the end of the 47th week of fiscal 2006 and determined that we had no impairment of our goodwill and therefore did not record an impairment charge. As of December 29, 2006, goodwill totaled $8.6 million.

Stock-based compensation. We adopted the provisions of, and accounted for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) during fiscal 2006. We elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES FOR FISCAL YEARS			PERIOD TO PERIOD CHANGE
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues	100.0%	100.0%	100.0%	8.6%	2.4%

Operating expenses:
Compensation and related expenses	62.8	60.5	59.9	12.7	3.5
Other operating expenses	11.8	12.0	12.4	6.8	(1.0)
Reimbursable expenses	7.0	8.0	8.4	(4.7)	(3.6)
General and administrative expenses	6.4	6.4	6.5	9.2	0.7

	88.0	86.9	87.2	10.0	2.0

Operating income	12.0	13.1	12.8	(0.9)	5.5

Other income, net	2.0	1.5	0.7	51.4	107.4

Income before income taxes	14.0	14.6	13.5	4.2	10.9

Provision for income taxes	5.6	5.5	5.6	11.3	0.8

Net income	8.4%	9.1%	7.9%	0.1%	17.8%

OVERVIEW OF THE YEAR ENDED DECEMBER 29, 2006

During fiscal 2006, we had an 8.6% increase in revenues as compared to fiscal 2005. This growth was driven primarily by our civil engineering, construction consulting, mechanics and materials and biomechanics practices. Our civil engineering practice had a strong year as we assisted our clients in evaluating the impact of natural disasters. Construction consulting is a strategic growth area that we continued to expand during 2006. In our mechanics and materials practice we expanded our portfolio of projects in the energy sector and product design consulting work for consumer electronics companies. In our biomechanics practice, we continued to grow our business, working with clients in their medical device development as well as in accident injury analysis. This growth was offset by lower revenues in our technology development practice due to a decrease in the number of large projects with the United States Department of Defense.

Our revenue growth was driven primarily by an increase in billable hours and higher billing rates. Total billable hours increased 6.2% to 757,000 during fiscal 2006 as compared to 713,000 during fiscal 2005. The increase in billable hours was supported by a 9.4% increase in technical full-time equivalent employees to 568 during fiscal 2006 as compared to 519 during fiscal 2005. This increase in technical full time equivalent employees was due to our continuing recruiting and retention efforts. Utilization decreased to 64% for fiscal 2006 as compared to 66% for fiscal 2005. This decrease in utilization was due to the integration of our recently hired technical consultants. The decrease in utilization and the adoption of SFAS 123(R) negatively affected our operating income. As a result of the adoption of SFAS 123(R) our operating income and net income were $1.2 million and $850,000 lower, respectively.

FISCAL YEARS ENDED DECEMBER 29, 2006, AND DECEMBER 30, 2005

Revenues

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, as well as reimbursements for outside direct expenses associated with the services performed that are billed to our clients. We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004 included 52 weeks of activity.

	Fiscal Years		Percent Change
(In thousands)	2006	2005
Engineering and other scientific	$130,960	$119,037	10.0%
Percentage of total revenues	77.7%	76.7%
Environmental and health	37,536	36,159	3.8%
Percentage of total revenues	22.3%	23.3%

Total revenues	$168,496	$155,196	8.6%

The increase in revenues for our engineering and other scientific segment during fiscal 2006 was the result of higher billing rates and an increase in billable hours. During fiscal 2006, billable hours for this segment increased by 8.8% to 582,000 as compared to 535,000 during fiscal 2005. Technical full-time equivalents for this segment increased by 10.3% to 419 during fiscal 2006 as compared to 380 during fiscal 2005. Utilization for this segment decreased to 67% for fiscal 2006 as compared to 68% for fiscal 2005.

The increase in revenues for our environmental and health segment during fiscal 2006 was the result of higher billing rates, partially offset by a decrease in billable hours. During fiscal 2006 billable hours for this segment decreased by 1.7% to 175,000 as compared to 178,000 during fiscal 2005. This decrease in billable hours was primarily due to a decrease in the volume and size of new and recurring engagements in our ecosciences practice. This practice operates in one of our more competitive markets. Technical full-time equivalents for this segment increased by 7.2% to 149 during fiscal 2006 as compared to 139 during fiscal 2005. Utilization for this segment decreased to 57% for fiscal 2006 as compared to 61% for fiscal 2005.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

	Fiscal Years		Percent Change
(In thousands)	2006	2005
Compensation and related expenses	$105,860	$93,963	12.7%
Percentage of total revenues	62.8%	60.5%

The increase in compensation and related expenses during fiscal 2006 was due to an increase in payroll expense, stock-based compensation, and fringe benefits. Payroll expense increased by $8.0 million due to a corresponding increase in technical full-time equivalent employees and the impact of our annual salary increase. Fringe benefits increased by $1.3 million due to the increase in technical full-time equivalent employees. Stock-based compensation expense related to matching restricted stock units and stock options increased by $1.6 million due primarily to the adoption of SFAS 123(R) during 2006. We expect compensation and related expenses to increase due to the anticipated hiring of additional staff and the impact of future annual salary increases.

Other Operating Expenses

	Fiscal Years		Percent Change
(In thousands)	2006	2005
Other operating expenses	$19,886	$18,618	6.8%
Percentage of total revenues	11.8%	12.0%

Other operating expenses primarily include facilities related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $650,000 in occupancy expense, an increase of $285,000 in computer-related expenses, and a $223,000 increase in depreciation and amortization. The increase in occupancy expense, computer-related expenses, and depreciation and amortization were due to expansion in certain offices to support our increase in technical-full time equivalent employees. We anticipate other operating expenses to increase due to the support associated with the anticipated hiring of additional staff and the anticipated expansion of our offices.

Reimbursable Expenses

	Fiscal Years		Percent Change
(In thousands)	2006	2005
Reimbursable expenses	$11,754	$12,335	(4.7)%
Percentage of total revenues	7.0%	8.0%

The decrease in reimbursable expenses during fiscal 2006 was primarily due to a decrease in purchases of technical materials related to projects in our technology development practice.

General and Administrative Expenses

	Fiscal Years		Percent Change
(In thousands)	2006	2005
General and administrative expenses	$10,807	$9,900	9.2%
Percentage of total revenues	6.4%	6.4%

The increase in general and administrative expenses during fiscal 2006 was primarily due to an increase in travel and meals of $388,000 and an increase in other professional services of $295,000. The increase in travel and meals was primarily due to our increase in technical full-time equivalent employees and an increase in business development activities. The increase in outside consulting services was primarily due to $216,000 in sub-contractor fees related to a potential project with the United States government that was not executed by the end of fiscal 2004. This project was executed during the first quarter of fiscal 2005 and the sub-contractor fees previously expensed were recovered. The recovery of these expenses during fiscal 2005 contributed to the period-to-period increase in outside consulting services.

Other Income and Expense

	Fiscal Years		Percent Change
(In thousands)	2006	2005
Other income and expense	$3,389	$2,238	51.4%
Percentage of total revenues	2.0%	1.5%

Other income and expense, net, consists primarily of investment income earned on available cash, cash equivalents and short-term investments, rental income from leasing excess space in our Silicon Valley facility, and changes in the value of assets associated with our deferred compensation plan. The increase in other income and expense during fiscal

2006 was primarily due to an increase in interest income of $723,000, an increase in the fair value of deferred compensation plan assets of $251,000 and an increase in rental income of $94,000. The increase in interest income was due to higher balances of cash, cash equivalents and short-term investments and an increase in short term interest rates. Rental income increased due to the addition of a new tenant in our Silicon Valley facility.

Income Taxes

	Fiscal Years		Percent Change
(In thousands)	2006	2005
Income taxes	$9,384	$8,432	11.3%
Percentage of total revenues	5.6%	5.5%
Effective tax rate	39.8%	37.3%

The increase in our effective tax rate during fiscal 2006 was primarily due to $150,000 in additional income tax expense related to a change in estimated federal and state income taxes for 2005. During fiscal 2005 we recorded a credit of $272,000 to income tax expense related to a change in estimated federal and state income taxes for 2004.

FISCAL YEARS ENDED DECEMBER 30, 2005, AND DECEMBER 31, 2004

Revenues

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

Compensation and Related Expenses

	Fiscal Years		Percent
(In thousands)	2005	2004	Change
Compensation and related expenses	$93,963	$90,760	3.5%
Percentage of total revenues	60.5%	59.9%

The increase in compensation and related expenses during fiscal 2005 was due to the effects of our annual salary increase and an increase in bonuses. Our annual salary increase, which was approximately 5%, took effect at the beginning of April 2005. Bonuses are based on profitability and increased by $700,000 during fiscal 2005 as compared to fiscal 2004.

Other Operating Expenses

	Fiscal Years		Percent
(In thousands)	2005	2004	Change
Other operating expenses	$18,618	$18,801	(1.0)%
Percentage of total revenues	12.0%	12.4%

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

General and Administrative Expenses

	Fiscal Years		Percent Change
(In thousands)	2005	2004
General and administrative expenses	$9,900	$9,833	0.7%
Percentage of total revenues	6.4%	6.5%

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2006	2005	2004
Net cash provided by (used in):
Operating activities	$19,582	$13,815	$16,038
Investing activities	$(795)	$(4,347)	$(22,716)
Financing activities	$(26,974)	$(869)	$5,646

We financed our business in fiscal 2006 principally through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. At the end of fiscal 2006, we had $58.1 million in cash, cash equivalents and short-term investments compared to $68.9 million at the end of the prior year. We also maintain a revolving reducing mortgage note, secured by our headquarters building. As of December 29, 2006, our available borrowings under this mortgage note were $19.4 million and the outstanding balance was $0.

The increase in cash provided by operating activities during fiscal 2006 as compared to fiscal 2005 was due to a smaller increase in accounts receivable and an increase in stock-based compensation partially offset by an increase in deferred income taxes. The smaller increase in accounts receivable was driven by lower days sales outstanding, which decreased to 94 days in fiscal 2006 as compared to 101 days in fiscal 2005. Stock-based compensation was $4.4 million during fiscal 2006 as compared to $2.1 million during fiscal 2005. The increase in stock-based compensation was primarily due to the adoption of SFAS 123(R) during fiscal 2006. During fiscal 2006 deferred income taxes were $3.2 million as compared to $1.5 million during fiscal 2005. The increase in deferred income taxes was due to the corresponding increase in stock-based compensation expense and an increase in amounts deferred under our non-qualified deferred compensation plan.

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

During fiscal 2006, 2005 and 2004, net cash used in investing activities primarily related to the purchase and sale or maturity of short-term investments.

The increase in net cash used in financing activities during fiscal 2006 was primarily due to an increase in repurchases of our common stock under our stock repurchase programs. The decrease in net cash provided by financing activities during fiscal 2005, as compared to fiscal 2004, was due to a decrease in proceeds from the issuance of common stock and an increase in common stock repurchases. Proceeds from the issuance of common stock are primarily related to the exercise of employee stock options and the purchase of common stock under our employee stock purchase plan.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of December 29, 2006 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2007	$5,058	$94	$383	$5,535
2008	3,963	60	—	4,023
2009	3,633	30	—	3,663
2010	2,572	3	—	2,575
2011	1,906	2	—	1,908
Thereafter	2,245	—	—	2,245

	$19,377	$189	$383	$19,949

We have a revolving reducing mortgage note with a total available borrowing amount of $17.4 million and an outstanding balance of $0 as of February 23, 2007. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated cash needs through at least the next twelve-month period.

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

Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investments. We do not use derivative financial instruments in our short-term investment portfolio. The average effective maturity of our investment portfolio of short-term investments and cash equivalents at December 29, 2006 was 0.48 years.

Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

We are exposed to some foreign currency exchange rate risk associated with our foreign operations. Given the limited nature of these operations, we believe that any exposure would be minimal.

Exponent has a revolving reducing mortgage note (the “Mortgage Note”) secured by our Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between approximately $1.3 million to $2.1 million per year until January 31, 2008. As of December 29, 2006 we had $0 outstanding and available borrowings of $19.4 million. As of February 23, 2007 our available borrowings under this note decreased to $17.4 million due to the annual reductions in the amount available to be borrowed. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, six months, nine months, or twelve months.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2006.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2006. The report on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 29, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

(c)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A(b), that Exponent, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Exponent, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Exponent, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Exponent, Inc. maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Exponent, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exponent, Inc. and subsidiaries as of December 29, 2006 and December 30, 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2006, and our report dated March 7, 2007 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP

San Francisco, California

March 7, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to our directors, code of ethics and compliance with section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Proposal No. 1: Election of Directors,” “Code of Business Conduct and Corporate Governance” and “Compliance with Section 16(a) of the Exchange Act.” See Item 1 for information regarding the executive officers of the Company.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Executive Officer Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections of the Proxy Statement entitled “Stock Ownership” and “Equity Compensation Plan Information”.

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

The following financial statement schedule of Exponent, Inc. for the years ended December 29, 2006, December 30, 2005 and December 31, 2004 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Exponent, Inc.

Page
Schedule II - Valuation and qualifying accounts	54

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page
(a) Exhibit Index	55

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries as of December 29, 2006 and December 30, 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2006. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the management of Exponent, Inc. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of December 29, 2006 and December 30, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effect December 31, 2005, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Exponent, Inc.’s internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

San Francisco, California

March 7, 2007

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2006	2005	2004
Revenues:
Revenues before reimbursements	$156,742	$142,861	$138,718
Reimbursements	11,754	12,335	12,791

Revenues	168,496	155,196	151,509

Operating expenses:
Compensation and related expenses	105,860	93,963	90,760
Other operating expenses	19,886	18,618	18,801
Reimbursable expenses	11,754	12,335	12,791
General and administrative expenses	10,807	9,900	9,833

	148,307	134,816	132,185

Operating income	20,189	20,380	19,324
Other income:
Interest income, net	1,927	1,205	471
Miscellaneous income, net	1,462	1,033	608

Income before income taxes	23,578	22,618	20,403

Provision for income taxes	9,384	8,432	8,363

Net income	$14,194	$14,186	$12,040

Net income per share:
Basic	$0.89	$0.88	$0.78
Diluted	$0.83	$0.81	$0.71
Shares used in per share computations:
Basic	15,883	16,212	15,414
Diluted	17,196	17,538	17,074

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

	Fiscal Years
(In thousands, except per share data)	2006	2005
Assets

Current assets:
Cash and cash equivalents	$5,238	$13,216
Short-term investments	52,844	55,682
Accounts receivable, net of allowance for doubtful accounts of $1,793 and $1,222, respectively	48,208	46,211
Prepaid expenses and other assets	3,484	2,900
Deferred income taxes	2,232	2,156

Total current assets	112,006	120,165

Property, equipment and leasehold improvements, net	29,577	29,839
Goodwill	8,607	8,607
Deferred income taxes	4,602	1,648
Other assets	6,424	3,982

	$161,216	$164,241

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$4,887	$4,136
Accrued payroll and employee benefits	21,773	19,910
Deferred revenues	4,066	2,364

Total current liabilities	30,726	26,410

Other liabilities	142	101
Deferred compensation	4,946	3,386
Deferred rent	1,097	1,144

Total liabilities	36,911	31,041

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value; 100,000 shares authorized; 16,427 and 16,192 shares issued, respectively	16	16
Additional paid-in capital	50,799	44,955
Accumulated other comprehensive income	93	(93)
Retained earnings	101,226	88,322
Treasury stock, at cost: 1,714 and 0 shares held, respectively	(27,829)	—

Total stockholders’ equity	124,305	133,200

	$161,216	$164,241

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2006	2005	2004
Net income	$14,194	$14,186	$12,040

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	154	(133)	57
Unrealized gain (loss) arising during the period on short-term investments, net of tax	32	5	(77)

Comprehensive income	$14,380	$14,058	$12,020

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury Stock		Total
(In thousands)	Shares	Amount				Shares	Amount
Balance at January 2, 2004	15,986	$16	$36,220	$94	$64,237	1,390	$(5,449)	$95,118
Employee stock purchase plan	26	—	1,014	—	—	(148)	494	1,508
Exercise of stock options, net of swaps	—	—	—	—	(752)	(1,242)	4,955	4,203
Tax benefit for stock option plans	—	—	2,864	—	—	—	—	2,864
Amortization of unrecognized stock-based compensation	—	—	256	—	—	—	—	256
Foreign currency translation adjustments	—	—	—	97	—	—	—	97
Issuance of restricted stock units	—	—	985	—	—	—	—	985
Unrealized loss on investments	—	—	—	(77)	—	—	—	(77)
Other	—	—	28	—	—	—	—	28
Net income	—	—	—	—	12,040	—	—	12,040

Balance at December 31, 2004	16,012	16	41,367	114	75,525	—	—	117,022
Employee stock purchase plan	76	—	773	—	(50)	(86)	1,037	1,760
Exercise of stock options, net of swaps	104	—	(192)	—	(1,339)	(276)	3,270	1,739
Tax benefit for stock option plans	—	—	1,068	—	—	—	—	1,068
Amortization of unrecognized stock-based compensation	—	—	604	—	—	—	—	604
Purchase of treasury shares	—	—	—	—	—	362	(4,307)	(4,307)
Foreign currency translation adjustments	—	—	—	(212)	—	—	—	(212)
Issuance of restricted stock units	—	—	1,342	—	—	—	—	1,342
Unrealized gain on investments	—	—	—	5	—	—	—	5
Other	—	—	(7)	—	—	—	—	(7)
Net income	—	—	—	—	14,186	—	—	14,186

Balance at December 30, 2005	16,192	16	44,955	(93)	88,322	—	—	133,200

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury Stock		Total
(In thousands)	Shares	Amount				Shares	Amount
Balance at December 30, 2005	16,192	16	44,955	(93)	88,322	—	—	133,200
Employee stock purchase plan	14	—	231	—	(10)	(35)	566	787
Exercise of stock options, net of swaps	221	—	1,097	—	(1,280)	(104)	1,695	1,512
Tax benefit for stock option plans	—	—	869	—	—	—	—	869
Amortization of unrecognized stock-based compensation	—	—	2,197	—	—	—	—	2,197
Purchase of treasury shares	—	—	—	—	—	1,853	(30,090)	(30,090)
Foreign currency translation adjustments	—	—	—	154	—	—	—	154
Issuance of restricted stock units	—	—	1,450	—	—	—	—	1,450
Unrealized gain on investments	—	—	—	32	—	—	—	32
Net income	—	—	—	—	14,194	—	—	14,194

Balance at December 29, 2006	16,427	$16	$50,799	$93	$101,226	1,714	$(27,829)	$124,305

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$14,194	$14,186	$12,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,628	3,432	3,285
Amortization of premiums and accretion of discounts of short-term investments	532	1,040	803
Contribution to deferred compensation plan	(1,000)	—	—
Amortization of deferred compensation contribution	314	—	—
Deferred rent expense	(47)	57	56
Provision for doubtful accounts	1,634	1,158	1,846
Stock-based compensation	4,414	2,055	1,596
Deferred income tax provision	(3,158)	(1,477)	(1,443)
Tax benefit for stock option plans	(869)	1,068	2,864
Changes in operating assets and liabilities:
Accounts receivable	(3,631)	(8,783)	(4,588)
Prepaid expenses and other assets	(791)	(684)	(369)
Accounts payable and accrued liabilities	1,564	(194)	(513)
Accrued payroll and employee benefits	1,096	1,274	1,644
Deferred revenues	1,702	683	(1,183)

Net cash provided by operating activities	19,582	13,815	16,038

Cash flows from investing activities:
Capital expenditures	(3,205)	(3,015)	(2,616)
Other assets	57	8	264
Purchase of short-term investments	(117,569)	(82,435)	(76,620)
Sale/maturity of short-term investments	119,922	81,095	56,256

Net cash used in investing activities	(795)	(4,347)	(22,716)

Cash flows from financing activities:
Repayments of borrowings	(52)	(61)	(65)
Tax benefit for stock option plans	869	—	—
Repurchase of common stock	(30,090)	(4,307)	—
Issuance of treasury stock	986	2,174	4,697
Issuance of common stock	1,313	1,325	1,014

Net cash (used in) provided by financing activities	(26,974)	(869)	5,646

Effect of foreign currency exchange rates on cash and cash equivalents	209	(63)	46

Net (decrease) increase in cash and cash equivalents	(7,978)	8,536	(986)
Cash and cash equivalents at beginning of year	13,216	4,680	5,666

Cash and cash equivalents at end of year	$5,238	$13,216	$4,680

The accompanying notes are an integral part of the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

Exponent, Inc. together with its subsidiaries (referred to as the “Company”) is a science and engineering consulting firm that provides solutions to complex problems. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal periods 2006, 2005 and 2004 included 52 weeks of activity and ended on December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

Stock Split

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if the contract is terminated early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively, were:

	Fiscal Years
(In thousands)	2006	2005	2004
Gross revenues	$173,084	$167,994	$158,445
Less: Subcontractor fees	4,588	12,798	6,936

Revenues	168,496	155,196	151,509

Reimbursements:
Out-of-pocket travel reimbursements	4,548	3,989	3,798
Other outside direct expenses	7,206	8,346	8,993

	11,754	12,335	12,791

Revenues before reimbursements	$156,742	$142,861	$138,718

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

Short-Term Investments

Short-term investments consist of debt securities classified as available-for-sale and are carried at their fair value as of the balance sheet date. Short-term investments generally mature between three months and three years from the purchase date. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent investments readily available for current operations. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses are determined on the specific identification method and are reflected in other income. Net unrealized gains and losses are recorded directly in accumulated other comprehensive income except for unrealized losses that are deemed to be other-than-temporary, which are reflected in net income.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal 2006, 2005 or 2004.

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

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects. The Company had $4,066,000 and $2,364,000 in deferred revenues as of December 29, 2006 and December 30, 2005, respectively.

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

Stock-Based Compensation

During the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock unit grants based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. Under this transition method of adoption, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 30, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted or modified after December 30, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. As a result, the adoption of SFAS 123(R) reduces net operating cash flows and increases net financing cash flows in the periods after the effective date. Total cash flow will remain unchanged from what would have been reported. Pursuant to the income tax provisions included in SFAS 123(R), the Company has elected the “short-cut method” of computing our hypothetical additional paid-in capital pool. SFAS 123(R) also requires that the Company estimate the number of awards that are expected to vest and to revise the estimate as actual forfeitures differ from that estimate. Previously, the Company accounted for forfeitures under the provisions of SFAS 123, wherein the Company recognized forfeitures as they occurred. The Company estimated the forfeiture rate for 2006 based on its historical experience.

As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for fiscal 2006 were $1.2 million and $850,000 lower, respectively. Income taxes for fiscal 2006 were $358,000 lower due to the adoption of SFAS 123(R). The impact on both basic and diluted earnings per share for the year ended December 29, 2006 was a decrease of $0.05 per share. See Note 9 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro-forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2006	2005	2004
Shares used in basic per share computation	15,883	16,212	15,414
Effect of dilutive common stock options outstanding	1,143	1,268	1,632
Effect of non-vested restricted stock units outstanding	170	58	28

Shares used in diluted per share computation	17,196	17,538	17,074

There were no options excluded from the diluted per share calculation for the fiscal year ended December 29, 2006. Common stock options to purchase 5,000 shares were excluded from the diluted per share calculation for the fiscal year ended December 30, 2005 due to their antidilutive effect. There were no options excluded from the diluted per share calculation for the fiscal year ended December 31, 2004.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company was required to adopt SAB 108 in fiscal 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of December 29, 2006:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$4,775	$—	$—	$4,775

Cash equivalents:
Money market securities	463	—	—	463

Total cash equivalents	463	—	—	463

Total cash and cash equivalents	5,238	—	—	5,238

Short-term investments:
State and municipal bonds	52,903	11	(70)	52,844

Total short-term investments	52,903	11	(70)	52,844

Total cash, cash equivalents and short-term investments	$58,141	$11	$(70)	$58,082

Cash, cash equivalents and short-term investments consisted of the following as of December 30, 2005:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$3,355	$—	$—	$3,355

Cash equivalents:
Money market securities	161	—	—	161
Commercial paper	9,700	—	—	9,700

Total cash equivalents	9,861	—	—	9,861

Total cash and cash equivalents	13,216	—	—	13,216

Short-term investments:
State and municipal bonds	55,789	3	(110)	55,682

Total short-term investments	55,789	3	(110)	55,682

Total cash, cash equivalents and short-term investments	$69,005	$3	$(110)	$68,898

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 29, 2006:

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and municipal bonds	$10,867	$(43)	$10,117	$(27)	$20,984	$(70)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. All cash equivalents and short-term investments had effective maturities of three years or less, with an average effective maturity of 0.48 years as of December 29, 2006.

Note 3: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2006	2005
Property:
Land	$4,450	$4,450
Buildings	32,687	32,671
Construction in progress	681	400
Equipment:
Machinery and equipment	20,468	18,992
Office furniture and equipment	5,768	5,257
Leasehold improvements	6,689	6,297

	70,743	68,067
Less accumulated depreciation and amortization	41,166	38,228

Property, equipment and leasehold improvements, net	$29,577	$29,839

Depreciation and amortization for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, was $3,614,000, $3,398,000 and $3,232,000, respectively.

Note 4: Goodwill

Below is a breakdown of goodwill, reported by segment as of December 29, 2006:

(In thousands)	Environmental and health	Engineering and other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the year ended December 29, 2006. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the year ended December 29, 2006.

Note 5: Long-term Obligations

	Fiscal Years
(In thousands)	2006	2005
Capital leases	$177	$112
Other	45	41

	222	153
Less current installments	80	52

Long-term obligations, net of current portion	$142	$101

Principal payments due on capital lease obligations are $80,000, $63,000, $29,000, $3,000 and $2,000 in fiscal 2007 through fiscal 2011, respectively, and $0 thereafter. See Note 11 for information regarding the Company’s deferred compensation plan.

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30,000,000, is subject to automatic annual reductions in the amount available to be borrowed of between $1,250,000 to $2,053,000 per year until January 31, 2008, as scheduled in the Mortgage Note agreement. As of December 29, 2006, $19,378,000 was available to be borrowed and the outstanding balance was $0. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the Mortgage Note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% (6.75% at December 29, 2006) or the fixed LIBOR plus 1.25% (6.59% at December 29, 2006) with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty.

Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2006	2005
Billed accounts receivable	$32,527	$32,482
Unbilled accounts receivable	17,474	14,951
Allowance for doubtful accounts	(1,793)	(1,222)

Total accounts receivable, net	$48,208	$46,211

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2006	2005
Accounts payable	$2,855	$3,013
Accrued liabilities	2,032	1,123

Total accounts payable and other accrued liabilities	$4,887	$4,136

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2006	2005
Accrued bonuses payable	$11,491	$10,838
Accrued 401(k) contributions	4,790	4,148
Accrued vacation	4,568	4,093
Other accrued payroll and employee benefits	924	831

Total accrued payroll and employee benefits	$21,773	$19,910

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs.

Note 7: Income Taxes

Total income tax expense for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004 consisted of the following:

	Fiscal Years
(In thousands)	2006	2005	2004
Current
Federal	$10,154	$7,950	$8,039
State	2,387	1,959	1,767

	12,541	9,909	9,806
Deferred
Federal	(2,567)	(1,204)	(1,184)
State	(590)	(273)	(259)

	(3,157)	(1,477)	(1,443)

Total	$9,384	$8,432	$8,363

The Company’s effective tax rate differs from the statutory federal tax rate of 35% as shown in the following schedule:

	Fiscal Years
(In thousands)	2006	2005	2004
Tax at federal statutory rate	$8,252	$7,916	$7,141
State taxes, net of federal benefit	1,168	1,094	983
Tax exempt interest income	(654)	(424)	(165)
Non-deductible expenses	190	177	172
Non-deductible stock-based compensation	110	—	—
Other	318	(331)	232

Tax expense	$9,384	$8,432	$8,363

Effective tax rate	39.8%	37.3%	41.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2006 and December 30, 2005 are presented in the following schedule:

	Fiscal Years
(In thousands)	2006	2005
Deferred tax assets:
Deferred compensation	$3,247	$1,788
Accrued liabilities and allowances	5,307	3,961
Property, equipment and leasehold improvements	242	—
Other	55	138

Total deferred tax assets	8,851	5,887

Deferred tax liabilities:
State taxes	(448)	(241)
Deductible goodwill	(1,411)	(1,142)
Property, equipment and leasehold improvements	—	(696)
Other	(158)	(4)

Total deferred tax liabilities	(2,017)	(2,083)

Net deferred tax assets	$6,834	$3,804

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004 the net deduction in tax payable arising from employees’ stock option activity was $869,000, $1,068,000 and $2,864,000 respectively.

Note 8: Stockholders’ Equity

Preferred Stock

The Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of the shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. There are no shares of preferred stock outstanding.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments and unrealized gains or losses on short-term investments.

Treasury Stock

Net losses related to the re-issuance of treasury stock of $1,290,000, $1,389,000 and $752,000 were recorded as a reduction to retained earnings during fiscal 2006, 2005 and 2004, respectively.

Repurchase of Common Stock

On April 4, 2006, the Company’s Board of Directors authorized an additional $35 million for stock repurchases. The Company repurchased 1,853,000 shares of its common stock for $30.1 million during the twelve months ended December 29, 2006. The Company repurchased 362,000 shares of its common stock for $4.3 million during the twelve months ended December 30, 2005. As of December 29, 2006, the Company had remaining authorization under its stock repurchase plan of $5.3 million to repurchase shares of common stock.

Note 9: Stock-Based Compensation

Employee Stock Purchase Plan

The Company authorized 800,000 shares of common stock for issuance under the original 1992 Employee Stock Purchase Plan (The “Purchase Plan”). All shares initially authorized under the Purchase Plan were distributed by the second quarter of fiscal 1999. At the 1999 Stockholders’ Meeting an amendment to the Purchase Plan was approved. This amendment authorized an additional 800,000 shares for distribution and also inserted a clause in the Purchase Plan that states “that an annual increase can be added on each anniversary date of the adoption of the Plan equal to the lesser of: 400,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors.” The Board of Directors did not approve an increase to this plan in 2006 and 2005. The Board of Directors approved an increase to this plan of 370,000 shares in 2004.

Qualified employees may elect to have a certain percentage (not to exceed 15%) of their salary withheld for purchase of stock pursuant to this plan. The Purchase Plan allows employees to purchase Company shares at 95% of the fair market value of the common stock on the date of purchase. As of December 29, 2006, 2,044,303 shares have been sold and 1,135,697 shares were available for issuance under the Purchase Plan. Weighted average purchase prices for shares sold under the plan in fiscal 2006, 2005 and 2004 were $16.06, $10.91 and $8.68, respectively.

Restricted Stock Plan

The Restricted Stock Plan was approved at the 1999 Stockholders’ Meeting. The terms of the restrictions are to be determined by the Board of Directors upon grant. This plan initially provided for 200,000 shares to be available for grant and includes a clause which states “that an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 400,000 shares, 2% of outstanding shares on such date or a lesser amount determined by the Board of Directors.” The Board of Directors approved increases of 320,000 shares, 320,000 shares and 304,000 shares in 2006, 2005 and 2004, respectively. As of December 29, 2006, 654,352 awards have been granted under the 1999 Restricted Stock Plan, 322,118 of which are outstanding.

Activity under the Restricted Stock Plan is as follows1:

	Awards available for grant	Number of awards outstanding	Weighted- average fair value
Balance as of January 2, 2004	1,272,000	—	$—
Awards granted	(185,128)	185,128	11.45
Awards vested	—	(86,546)	11.38
Awards cancelled	1,584	(1,584)	11.38
Additional shares reserved	304,000	—	—

Balance as of December 31, 2004	1,392,456	96,998	$11.51
Awards granted	(264,156)	264,156	12.09
Awards vested	—	(116,886)	11.90
Awards cancelled	19,430	(19,430)	12.29
Additional shares reserved	320,000	—	—

Balance as of December 30, 2005	1,467,730	224,838	$11.93
Awards granted	(205,068)	205,068	15.63
Awards vested	—	(100,146)	15.31
Awards cancelled	7,642	(7,642)	12.26
Additional shares reserved	320,000	—	—

Balance as of December 29, 2006	1,590,304	322,118	$13.22

[1]	Does not include employee stock purchase or stock option plans.

Stock Option Plans

The 1999 Stock Option Plan was approved at the 1999 Stockholders’ Meeting. The 1999 Stock Option Plan is an incentive stock option plan, which provided initially for 800,000 shares to be available for grant. The plan includes a clause which states “an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 600,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors.” The Board of Directors approved increases of 480,000 shares, 480,000 shares and

456,000 shares in 2006, 2005 and 2004, respectively. The plan provides for a grant of incentive stock options, non-statutory stock options and stock purchase rights at an exercise price equal to the fair market value of the shares at the date of grant. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of December 29, 2006, the Company has granted 2,355,000 options under the 1999 Stock Option Plan, 1,438,480 of which are outstanding.

The 1998 Stock Option Plan is a non-statutory stock option plan, which initially covered up to an aggregate of 600,000 shares of common stock. The 1998 Stock Option Plan provides for the grant of restricted stock or non-qualified options. The non-qualified options are exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of December 29, 2006, the Company has granted 1,525,768 shares under the 1998 Stock Option Plan, of which 71,996 were restricted shares. There were 189,650 shares outstanding under this plan at December 29, 2006.

The 1990 Stock Option Plan is an incentive stock option plan, which covers up to an aggregate of 4,000,000 shares of common stock. This plan expired in 2000. The 1990 Stock Option Plan provided for the grant of either incentive stock options, exercisable at a price equal to the fair market value of the shares at the date of grant, or non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. All 4,000,000 shares have been granted, of which 713,229 shares were outstanding as of December 29, 2006.

Option activity under the stock option plans is as follows1:

	Options available for grant	Number of shares outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance as of January 2, 2004	731,232	4,179,382	$4.60
Options granted	(155,000)	155,000	11.70
Options cancelled	55,838	(55,838)	4.62
Options exercised	—	(1,362,692)	3.88
Additional shares reserved	456,000	—	—

Balance as of December 31, 2004	1,088,070	2,915,852	$5.32
Options granted	(110,000)	110,000	11.91
Options cancelled	4,748	(7,248)	5.49
Options exercised	—	(404,992)	4.94
Additional shares reserved	480,000	—	—

Balance as of December 30, 2005	1,462,818	2,613,612	$5.65
Options granted	(75,000)	75,000	15.65
Options cancelled	4,000	(5,500)	5.24
Options exercised	—	(341,753)	5.18
Additional shares Reserved	480,000	—	—

Balance as of December 29, 2006	1,871,818	2,341,359	$6.04	4.18	$29,552

Vested and expected to vest at December 29, 2006		2,312,632	$5.96	4.13	$29,378

Exercisable at December 29, 2006		1,985,609	$5.12	3.58	$26,892

[1]	Does not include restricted stock or employee stock purchase plans

The total intrinsic value of options exercised during the twelve month period ended December 29, 2006, December 30, 2005 and December 31, 2004 was $3,785,000, 3,143,000 and $11,452,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended

December 29, 2006, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 29, 2006. This amount changes based on the fair-value of the Company’s stock.

Information regarding options outstanding at December 29, 2006 is summarized below:

	Outstanding			Exercisable
Range of exercise price	Number of options	Weighted- average remaining life in years	Weighted- average exercise price	Number of shares	Weighted average exercise price
$2.88-$3.61	626,724	2.12	$3.28	626,724	$3.28
$3.75-$5.09	562,655	2.47	$4.49	562,655	$4.49
$5.48-$6.57	481,480	4.89	$6.19	472,730	$6.18
$6.65-$7.68	345,500	6.17	$7.09	245,500	$7.09
$11.31-$15.65	325,000	7.97	$12.70	78,000	$11.72

	2,341,359	4.18	$6.04	1,985,609	$5.12

Restricted Stock Units

The Company grants restricted stock units to employees and outside directors under the 1999 Restricted Stock Plan. These restricted stock unit grants are designed to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. For a select group of employees, up to 40% of their annual bonus is settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. Each individual who received a fully vested restricted stock unit award is also granted a matching number of unvested restricted stock unit awards. These unvested restricted stock unit awards cliff vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions. In the case of retirement at 59 1/2 years or older, all unvested restricted stock unit awards will continue to vest provided the holder of each award does all consulting work through the company and does not become an employee for a past or present client, beneficial party or competitor of the company.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For the twelve months ended December 29, 2006, December 30, 2005 and December 31, 2004, the Company recorded stock-based compensation expense associated with accrued bonus awards of $2,217,000, $1,450,000 and $1,340,000, respectively. Prior to the adoption of FAS 123(R) the value of the unvested restricted stock unit awards was amortized on a straight-line basis over the four-year vesting period regardless of the age of the award recipient. Subsequent to the adoption of FAS 123(R) the value of these awards was amortized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient was 59 1/2 years or older on the date of grant, the value of the entire award was expensed upon grant. Stock-based compensation cost recognized in fiscal 2006 that would have been recognized in prior years had the requisite service period provisions of SFAS 123(R) been applied to awards granted prior to 2006 was $218,000.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,223,000, $604,000 and $256,000 during the twelve months ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

Stock Options

The Company currently grants stock options under the 1999 Stock Option Plan and the 1998 Stock Option Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. During the twelve months ended December 29, 2006 the Company recorded stock-based compensation expense of $862,000 associated with stock options granted prior to, but not yet vested as of December 30, 2005. During the twelve months ended December 29, 2006, the Company recorded stock-based compensation expense of $112,000 associated with stock options granted during the twelve months ended December 29, 2006. There was no stock-based compensation expense associated with stock options recognized during the twelve months ended December 30, 2005 and December 31, 2004.

Stock-Based Compensation

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

The Company used historical exercise and post-vesting forfeiture and expiration data to estimate the expected term of options granted. The historical volatility of the Company’s common stock over a period of time equal to the expected term of the options granted was used to estimate expected volatility. The risk-free interest rate used in the option-pricing model was based on U.S. Treasury zero coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option-pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting option forfeitures and stock-based compensation expense was recorded only for those awards that are expected to vest. All share based payment awards are recognized on a straight-line basis over the requisite service periods of the awards.

The assumptions used to value option grants for the twelve months ended December 29, 2006, December 30, 2005 and December 31, 2004 are as follows:

	Stock Option Plan
	2006	2005	2004
Expected life (in years)	6.6	4.6	4.9
Risk-free interest rate	4.6%	4.3%	3.7%
Volatility	39%	40%	47%
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted during the twelve months ended December 29, 2006, December 30, 2005 and December 31, 2004 were $7.47, $5.45 and $6.22, respectively.

The amount of stock-based compensation expense recognized in our consolidated statements of income for the twelve months ended December 29, 2006, December 30, 2005 and December 31, 2004 is as follows:

(In thousands)	2006	2005	2004
Compensation and related expenses:
Restricted stock units	$3,344	$1,985	$1,567
Stock option grants	974	—	—

Sub-total	4,318	1,985	1,567

General and administrative expenses:
Restricted stock units	96	69	29

Sub-total	96	69	29

Total stock-based compensation expense	$4,414	$2,054	$1,596

The following table sets forth the pro-forma amounts of net income and net income per share, for the twelve months ended December 30, 2005 and December 31, 2004, that would have resulted if the Company had accounted for its stock option plans under the fair value recognition provisions of SFAS 123(R):

(In thousands, except per share data)	2005	2004
Reported net income:	$14,186	$12,040
Add back: Intrinsic value stock-based compensation expense, net of tax	1,300	942
Deduct: Fair value stock-based compensation expense, net of tax	(2,878)	(2,595)

Adjusted net income:	$12,608	$10,387

Net income per share:
As reported:
Basic	$0.88	$0.78
Diluted	$0.81	$0.71
Adjusted:
Basic	$0.78	$0.67
Diluted	$0.72	$0.62
Shares used in per share calculations:
As reported:
Basic	16,212	15,414
Diluted	17,538	17,074
Adjusted:
Basic	16,212	15,414
Diluted	17,394	16,848

As of December 29, 2006, there was $1.9 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.5 years, related to unvested restricted stock unit awards and $1.2 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 3.1 years, related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

A summary of the Company’s unvested stock options is as follows:

	Unvested options outstanding	Weighted- average fair value
Balance of unvested stock options as of December 30, 2005	609,038	$4.58
Options granted	75,000	7.47
Options vested	(326,788)	4.37
Options forfeited	(1,500)	3.83

Balance of unvested stock options as of December 29, 2006	355,750	$5.38

Note 10: Retirement Plans

The Company provides a 401(k) plan for its employees whereby the Company contributes to each eligible employee’s 401(k) account, 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $4,673,000, $3,986,000 and $4,026,000 in fiscal 2006, 2005 and 2004, respectively.

Note 11: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Net employee deferrals were $720,000 and $1,690,000 during fiscal years 2006 and 2005, respectively.

In connection with the hiring of an executive officer in June 2006, the Company made a discretionary contribution of $1,000,000 to the non-qualified deferred compensation plan. One-eighth of this contribution will vest on each three-month anniversary of this executive officer’s date of hire, provided that this individual remains a full-time employee. The value of this contribution is recognized over the requisite service period on a straight-line basis. Compensation expense for this contribution was $314,000 during fiscal 2006.

Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of December 29, 2006 and December 30, 2005, the invested amounts under the plan totaled $5.7 million and $3.4 million, respectively, and were recorded as a long-term asset on the Company’s condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of December 29, 2006 and December 30, 2005, vested amounts due under the plan totaled $4.9 million and $3.4 million, respectively, and were recorded as a long-term other liability on the Company’s condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the fiscal years 2006, 2005 and 2004, the Company recognized compensation expense of $479,000, $330,000 and $110,000, respectively, as a result of an increase in the market value of the trust assets, with a corresponding amount being recorded as other income.

Note 12: Inventory

At December 29, 2006, the Company has $520,000 and $364,000 of finished goods and work-in-process inventory, respectively, included in prepaid expenses and other current assets in the accompanying balance sheet.

Note 13: Commitments and Contingencies

The following is a summary of the future minimum payments, net of sub-lease income, required under non-cancelable operating leases, with terms in excess of one year, as of December 29, 2006:

(In thousands) Fiscal year	Lease commitments	Sub-lease income	Total
2007	$5,058	$(329)	$4,729
2008	3,963	(232)	3,731
2009	3,633	(106)	3,527
2010	2,572	—	2,572
2011	1,906	—	1,906
Thereafter	2,245	—	2,245

	$19,377	$(667)	$18,710

As of December 29, 2006 the Company had outstanding purchase obligations of $383,000.

Total rent expense from property leases in 2006, 2005 and 2004 was $4,804,000, $4,644,000 and $4,671,000, respectively. Total expense from other operating leases and commitments in 2006, 2005 and 2004 was $938,000, $1,079,000 and $1,018,000, respectively.

From time to time, the Company may be subject to legal and other claims that arise in the ordinary course of business. In the opinion of management, there are currently no matters that would have a material adverse effect on the Company’s consolidated financial position, if unfavorably resolved.

Note 14: Other Income, Net

Interest and other income, net, consisted of the following:

	Fiscal Years
(In thousands)	2006	2005	2004
Interest income	$1,942	$1,218	$489
Interest expense	(15)	(13)	(18)
Rental income	719	625	477
Gain on deferred compensation investments	581	330	110
Other	162	78	21

Total	$3,389	$2,238	$1,079

Note 15: Client and Industry Credit Risk

The Company serves clients in various segments of the economy. During 2006, 2005 and 2004 the Company provided services representing approximately 17%, 20% and 21%, respectively, of revenues to clients and to organizations and insurers acting on behalf of clients in the transportation industry. In addition, during 2006, 2005 and 2004 the Company derived approximately 10%, 11% and 15%, respectively, of revenues from professional services provided to government agencies and contractors.

Note 16: Related Party Transactions

The Company has a software licensing contract with an organization owned by the husband of one of Exponent’s former Practice Directors. Exponent recorded software licensing fees and consulting expenses related to this contract of $100,000, $135,000 and $165,000 during fiscal years 2006, 2005 and 2004, respectively. The terms of this contract call for a payment of $100,000 in fiscal 2007.

Note 17: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2006	2005	2004
Cash paid during the year:
Interest	$9	$8	$13
Income taxes	$9,730	$8,891	$6,726
Non-cash investing and financing activities:
Capital leases for equipment	$147	$11	$34
Unrealized gain (loss) on short-term investments	$47	$5	$(128)
Vested stock unit awards issued to settle accrued bonus	$1,450	$1,342	$985

Note 18: Segment Reporting

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

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2006, 2005 and 2004. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 29, 2006 and December 30, 2005.

Revenues

(In thousands)	Fiscal Years
	2006	2005	2004
Engineering and other scientific	$130,960	$119,037	$115,558
Environmental and health	37,536	36,159	35,951

Total revenues	$168,496	$155,196	$151,509

Operating Income

	Fiscal Years
(In thousands)	2006	2005	2004
Engineering and other scientific	$33,414	$27,943	$27,905
Environmental and health	6,563	7,663	5,905

Total segment operating income	39,977	35,606	33,810
Corporate operating expense	(19,788)	(15,226)	(14,486)

Total operating income	$20,189	$20,380	$19,324

Assets

	Fiscal Years
(In thousands)	2006	2005
Engineering and other scientific	$63,022	$56,497
Environmental and health	11,858	12,590

Total segment assets	74,880	69,087
Corporate assets	86,336	95,154

Total assets	$161,216	$164,241

Capital Expenditures

	Fiscal Years
(In thousands)	2006	2005	2004
Engineering and other scientific	$2,026	$2,210	$1,949
Environmental and health	356	134	123

Total segment capital expenditures	2,382	2,344	2,072
Corporate capital expenditures	823	671	544

Total capital expenditures	$3,205	$3,015	$2,616

Depreciation and Amortization

	Fiscal Years
(In thousands)	2006	2005	2004
Engineering and other scientific	$2,471	$2,324	$2,175
Environmental and health	164	169	172

Total segment depreciation and amortization	2,635	2,493	2,347
Corporate depreciation and amortization	993	939	938

Total depreciation and amortization	$3,628	$3,432	$3,285

Information regarding Exponent’s operations in different geographical areas:

Revenues 1

(In thousands)	Fiscal Years
	2006	2005	2004
United States	$155,947	$145,510	$142,305
Foreign Countries	12,549	9,686	9,204

Total	$168,496	$155,196	$151,509

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2006	2005
United States	$29,223	$29,716
Foreign Countries	354	123

Total	$29,577	$29,839

[1]	Geographic revenues are allocated based on the location of the client.

No single customer comprised more than 10% of the Company’s revenues for the years ended December 29, 2006 and December 30, 2005. The Company derived 11% of revenues from agencies of the United States federal government for the year ended December 31, 2004. No single customer comprised more than 10% of the Company’s accounts receivable at December 29, 2006 and December 30, 2005.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2006 (In thousands, except per share data)	March 31, 2006	June 30, 2006	September 29, 2006	December 29, 2006
Revenues before reimbursements	$39,619	$39,053	$40,049	$38,021
Revenues	42,027	41,654	43,333	41,482
Operating income	5,390	5,328	5,603	3,868
Income before income taxes	6,266	5,984	6,411	4,917

Net income	$3,822	$3,650	$3,743	$2,979

Net income per share
Basic	$0.23	$0.22	$0.24	$0.20
Diluted	$0.21	$0.21	$0.22	$0.18
Shares used in per share computations
Basic	16,496	16,357	15,570	15,107
Diluted	17,788	17,631	16,837	16,455

Fiscal 2005 (In thousands, except per share data)	April 1, 2005	July 1, 2005	September 30, 2005	December 30, 2005
Revenues before reimbursements	$36,929	$36,674	$34,653	$34,605
Revenues	39,196	39,850	37,192	38,958
Operating income	6,055	6,271	4,623	3,431
Income before income taxes	6,403	6,777	5,283	4,155

Net income	$3,867	$4,094	$3,515	$2,710

Net income per share
Basic	$0.24	$0.25	$0.22	$0.17
Diluted	$0.22	$0.23	$0.20	$0.15
Shares used in per share computations
Basic	16,046	16,160	16,291	16,346
Diluted	17,346	17,438	17,650	17,690

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: March 7, 2007	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Chief Financial Officer and
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael R. Gaulke Michael R. Gaulke	Chief Executive Officer, President and Director	March 7, 2007

/s/ Richard L. Schlenker, Jr. Richard L. Schlenker, Jr.	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 7, 2007

/s/ Leslie G. Denend Leslie G. Denend	Chairman of the Board of Directors	March 7, 2007

/s/ Roger L. McCarthy Roger L. McCarthy	Chairman Emeritus and Director	March 7, 2007

/s/ Samuel H. Armacost Samuel H. Armacost	Director	March 7, 2007

/s/ Barbara M. Barrett Barbara M. Barrett	Director	March 7, 2007

/s/ Jon R. Katzenbach Jon R. Katzenbach	Director	March 7, 2007

/s/ Stephen C. Riggins Stephen C. Riggins	Director	March 7, 2007

Schedule II

Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Additions		Deletions [1]	Balance at End of Year
		Provision Charged to Expense	Provision Charged to Revenues	Accounts Written-off Net of Recoveries
Year Ended December 29, 2006
Allowance for Bad Debt	$513	$199	$—	$(120)	$592
Allowance for Revenue	$709	$—	$1,435	$(943)	$1,201

Year Ended December 30, 2005
Allowance for Bad Debt	$513	$437	$—	$(437)	$513
Allowance for Revenue	$990	$—	$718	$(999)	$709

Year Ended December 31, 2004
Allowance for Bad Debt	$561	$625	$—	$(673)	$513
Allowance for Revenue	$687	$—	$1,222	$(919)	$990

[1]	Balance includes currency translation adjustments.

Recoveries of accounts receivable were $58,000, $133,000 and $127,000 for the years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Companys Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Registration statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.1	1990 Stock Option and Rights Plan, as amended through March 31, 1993 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

*10.2	Form of Incentive Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.3	Form of Nonqualified Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.4	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

10.5	Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1994).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.7	Revolving reducing note with Wells Fargo Bank dated January 27, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.8	Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.9	Exponent, Inc. Employee Stock Purchase Plan, as amended and restated December 8, 2005 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.12	First Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.13	Second Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.14	Third Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.16	Fourth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2004).

*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.18	Fifth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

*10.19	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.20	Services Agreement between the Company and Exponent Engineering P.C. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2006).

*10.21	Employment Offer Letter between the Company and Dr. Elizabeth Anderson (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2006).

*10.22	Employment Agreement between the Company and Roger L. McCarthy (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2007).

10.23	Sixth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999.

10.24	Amendment No. 1 to Exponent, Inc. 1998 Nonstatutory Stock Option Plan dated January 29, 2007.

10.25	Amendment No. 1 to Exponent, Inc. 1999 Stock Option Plan dated January 29, 2007.

10.26	Amendment No. 1 to Exponent, Inc. 1999 Restricted Stock Plan dated January 29, 2007.

21.1	List of subsidiaries.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification of Chief Executive Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer as required by Rule 13a – 14(b) of the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer as required by Rule 13a – 14(b) of the Securities Exchange Act of 1934.

*	Indicates management compensatory plan, contract or arrangement.