Form 10-Q
period 2007-03-30
EXPONENT INC
filed 2007-05-09
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

As of May 4, 2007, the latest practicable date, the registrant had 14,837,623 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 30, 2007 and December 29, 2006

(in thousands, except share data)

(unaudited)

	March 30, 2007	December 29, 2006

Assets
Current assets:
Cash and cash equivalents	$5,748	$5,238
Short-term investments	49,847	52,844
Accounts receivable, net of allowance for doubtful accounts of $2,079 and $1,793 at March 30, 2007 and December 29, 2006, respectively	56,638	48,208
Prepaid expenses and other assets	3,859	3,484
Deferred income taxes	2,528	2,232

Total current assets	118,620	112,006

Property, equipment and leasehold improvements, net	29,408	29,577
Goodwill	8,607	8,607
Other assets	10,212	11,026

	$166,847	$161,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,171	$4,887
Accrued payroll and employee benefits	18,907	21,773
Deferred revenues	3,793	4,066

Total current liabilities	30,871	30,726

Other liabilities	87	142
Deferred compensation	3,681	4,946
Deferred rent	1,095	1,097

Total liabilities	35,734	36,911

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,426,664 shares issued at March 30, 2007 and December 29, 2006, respectively	16	16
Additional paid-in capital	55,141	50,799
Accumulated other comprehensive income	121	93
Retained earnings	103,667	101,226
Treasury stock, at cost, 1,687,913 and 1,713,580 shares held at March 30, 2007 and December 29, 2006, respectively	(27,832)	(27,829)

Total stockholders’ equity	131,113	124,305

	$166,847	$161,216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended March 30, 2007 and March 31, 2006

(in thousands, except per share data)

(unaudited)

	Quarters Ended
	March 30, 2007	March 31, 2006
Revenues:
Revenues before reimbursements	$45,433	$39,619
Reimbursements	3,440	2,408

Revenues	48,873	42,027

Operating expenses:
Compensation and related expenses	30,022	26,746
Other operating expenses	5,137	4,765
Reimbursable expenses	3,440	2,408
General and administrative expenses	2,815	2,718

Total operating expenses	41,414	36,637

Operating income	7,459	5,390

Other income, net:
Interest income, net	484	498
Miscellaneous income, net	395	378

Total other income, net	879	876

Income before income taxes	8,338	6,266

Income taxes	3,283	2,444

Net income	$5,055	$3,822

Net income per share:
Basic	$0.34	$0.23
Diluted	$0.31	$0.21

Shares used in per share computations:
Basic	15,049	16,496
Diluted	16,377	17,788

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters Ended March 30, 2007 and March 31, 2006

(in thousands)

(unaudited)

	Quarters Ended
	March 30, 2007	March 31, 2006
Net income	$5,055	$3,822
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	23	14
Unrealized gain (loss) on investments, net of tax	5	(7)

Comprehensive income	$5,083	$3,829

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended March 30, 2007 and March 31, 2006

(in thousands)

(unaudited)

	Quarters Ended
	March 30, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$5,055	$3,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	917	882
Amortization of premiums and accretion of discounts of short-term investments	75	173
Amortization of contribution to deferred compensation plan	148	—
Deferred rent expense	(2)	(7)
Provision for doubtful accounts	397	354
Stock-based compensation	1,983	1,271
Deferred income tax provision	(1,010)	(854)
Tax benefit for stock option plans	(954)	(424)
Changes in operating assets and liabilities:
Accounts receivable	(8,827)	(2,180)
Prepaid expenses and other assets	548	298
Accounts payable and accrued liabilities	4,238	1,087
Accrued payroll and employee benefits	(2,288)	(3,141)
Deferred revenues	(273)	61

Net cash provided by operating activities	7	1,342

Cash flows from investing activities:
Capital expenditures	(748)	(860)
Other assets	11	15
Purchase of short-term investments	(25,841)	(48,814)
Sale/maturity of short-term investments	28,771	43,841

Net cash provided by (used in) investing activities	2,193	(5,818)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(24)	(11)
Tax benefit for stock option plans	954	424
Purchases of treasury stock	(3,236)	—
Issuance of treasury stock	604	—
Issuance of common stock	—	1,044

Net cash (used in) provided by financing activities	(1,702)	1,457

Effect of foreign currency exchange rates on cash and cash equivalents	12	(1)

Net increase (decrease) in cash and cash equivalents	510	(3,020)
Cash and cash equivalents at beginning of period	5,238	13,216

Cash and cash equivalents at end of period	$5,748	$10,196

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters Ended March 30, 2007 and March 31, 2006

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the quarter ended March 30, 2007 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006.

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

Recent Accounting Pronouncements. The Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on December 30, 2006. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. However, the tax disclosures in the condensed consolidated financial statements have been updated to comply with the adopted standard. At December 30, 2006, the Company had unrecognized tax benefits of $258,000, which primarily related to uncertainty regarding the sustainability of certain deductions taken on the Company’s federal and state income tax returns. There have been no significant changes to this amount during the quarter ended March 30, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at March 30, 2007.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates and expenses to its estimate of the total labor hours at standard rates and expenses it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set-up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if the contract is terminated early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters ended March 30, 2007 and March 31, 2006 are as follows:

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006
Gross revenues	$50,065	$42,954
Less: Subcontractor fees	1,192	927

Revenues	48,873	42,027

Reimbursements:
Out-of-pocket travel reimbursements	1,063	992
Other outside direct expenses	2,377	1,416

	3,440	2,408

Revenues before reimbursements	$45,433	$39,619

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006
Shares used in basic per share computation	15,049	16,496
Effect of dilutive common stock options outstanding	1,097	1,160
Effect of dilutive restricted stock units outstanding	231	132

Shares used in diluted per share computation	16,377	17,788

Common stock options to purchase 0 and 42,032 shares were excluded from the diluted per share calculation for the fiscal quarters ended March 30, 2007 and March 31, 2006, respectively, due to their antidilutive effect. The weighted average exercise price for the antidilutive shares was $15.65 for the fiscal quarter ended March 31, 2006.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $868,000 and $434,000 during the quarters ended March 30, 2007 and March 31, 2006, respectively. The value of the unvested restricted stock unit awards issued is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient is 59 1/2 years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $904,000 and $557,000 during the quarters ended March 30, 2007 and March 31, 2006, respectively.

Stock Options

The Company currently grants stock options under the 1999 Stock Option Plan and the 1998 Stock Option Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $211,000 and $280,000 during the quarters ended March 30, 2007 and March 31, 2006, respectively, associated with stock option grants.

Stock Compensation

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

Note 5: Repurchase of Common Stock

The Company repurchased 176,319 shares of its common stock for $3.2 million during the quarter ended March 30, 2007.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Employee deferrals were $408,000 and $251,000 during the quarters ended March 30, 2007 and March 31, 2006, respectively. Employee distributions were $1,150,000 and $148,000 during the quarters ended March 30, 2007 and March 31, 2006, respectively.

Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of March 30, 2007 and December 29, 2006, the invested amounts under the plan totaled $5.2 million and $5.7 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of March 30, 2007 and December 29, 2006, vested amounts due under the plan totaled $4.5 million and $4.9 million, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the quarters ended March 30, 2007 and March 31, 2006, the Company recognized compensation expense of $166,000 and $195,000, respectively, as a result of an increase in the market value of the trust assets, with a corresponding amount being recorded as other income.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006
Cash paid during period:
Income taxes	$870	$1,237
Non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$5	$(7)
Vested stock unit awards issued to settle accrued bonuses	$2,288	$1,450

Note 8: Accounts Receivable, Net

At March 30, 2007 and December 29, 2006, accounts receivable, net was comprised of the following:

(In thousands)	March 30, 2007	December 29, 2006

Billed accounts receivable	$37,832	$32,527
Unbilled accounts receivable	20,885	17,474
Allowance for doubtful accounts	(2,079)	(1,793)

Total accounts receivable, net	$56,638	$48,208

Note 9: Inventory

At March 30, 2007, the Company had $283,000 of finished goods inventory included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. At December 29, 2006, the Company had $520,000 and $364,000 of finished goods and work-in-process inventory, respectively, included in prepaid expenses and other current assets in the accompanying balance sheet.

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

Segment information for the quarters ended March 30, 2007 and March 31, 2006 follows:

Revenues

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006
Engineering and other scientific	$37,304	$32,222
Environmental and health	11,569	9,805

Total revenues	$48,873	$42,027

Operating income

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006
Engineering and other scientific	$9,590	$8,633
Environmental and health	3,073	2,169

Total segment operating income	12,663	10,802
Corporate operating expense	(5,204)	(5,412)

Total operating income	$7,459	$5,390

Capital Expenditures
	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006
Engineering and other scientific	$592	$663
Environmental and health	7	94

Total segment capital expenditures	599	757
Corporate capital expenditures	149	103

Total capital expenditures	$748	$860

Depreciation and Amortization

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006
Engineering and other scientific	$640	$603
Environmental and health	46	30

Total segment depreciation and amortization	686	633
Corporate depreciation and amortization	231	249

Total depreciation and amortization	$917	$882

No single customer comprised more than 10% of the Company’s revenues for the quarters ended March 30, 2007 and March 31, 2006.

Note 11: Goodwill

Below is a breakdown of goodwill reported by segment as of March 30, 2007:

(In thousands)	Environmental and health	Other scientific and engineering	Total

Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the quarter ended March 30, 2007.

Note 12: Mortgage Note

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million per year until January 31, 2008. As of March 30, 2007, the Company had $0 outstanding and available borrowings of $17.4 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2006, which are contained in our fiscal 2006 Annual Report on Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our Annual Report on Form 10-K under the heading “Risk Factors” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

Business Overview

Exponent, Inc. is an engineering and scientific consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers and business consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and business today. Our services include analysis of product development, product recall, regulatory compliance, discovery of potential problems related to products, people or property and impending litigation, as well as the development of highly technical new products.

CRITICAL ACCOUNTING ESTIMATES

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in revenue recognition, estimating the allowance for doubtful accounts, accounting for income taxes, valuing goodwill and accounting for stock-based compensation have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition, estimating the allowance for doubtful accounts, accounting for income taxes, valuing goodwill and accounting for stock-based compensation are described in our 2006 Annual Report on Form 10-K under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Quarter Ended March 30, 2007

During the first quarter of 2007 we had a 16.3% increase in revenues and a 14.7% increase in revenues before reimbursements as compared to the same period last year. This growth was driven primarily by our electrical, mechanics and materials, ecological sciences, and health practices. Our consolidated revenue growth was primarily driven by an increase in billable hours and higher billing rates. Billable hours for the first quarter of 2007 increased 5.7% to 204,000 as compared to 193,000 during the same period last year. Technical full-time equivalents increased 3.3% to 568 during the first quarter of 2007 as compared to 550 during the same period last year. This increase in technical full-time equivalents was due to our continuing recruiting and retention efforts. Utilization increased to 69% for the first quarter of 2007 as compared to 68% during the same period last year. Through the management of our operating expenses we were able to leverage this revenue growth to improve operating income by 38.4% and net income by 32.3%.

Quarter Ended March 30, 2007 compared to Quarter Ended March 31, 2006

Revenues

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006	Percent Change
Engineering and other scientific	$37,304	$32,222	15.8%
Percentage of total revenues	76.3%	76.7%
Environmental and health	11,569	9,805	18.0%
Percentage of total revenues	23.7%	23.3%

Total revenues	$48,873	$42,027	16.3%

The increase in revenues for our engineering and other scientific segment was driven by higher billing rates, an increase in billable hours and an increase in revenues related to robot sales in our technology development practice. The increase in billable hours was due to an increase in activity in our electrical and mechanics and materials practices. During the first quarter of 2007 billable hours for this segment increased by 4.1% to 152,000 as compared to 146,000 during the same period last year. Technical full-time equivalents increased 4.5% to 421 from 403 for the same period last year due to our recruiting efforts. Utilization was 70% for the first quarter of 2007 and 2006. During the first quarter of 2007 revenue related to the sale of robots increased to $985,000 as compared to $118,000 during the same period last year.

The increase in revenues for our environmental and health segment was the result of higher billing rates and an increase in billable hours. The increase in billable hours was due to an increase in activity in our ecological sciences and health practices. During the first quarter of 2007 billable hours for this segment increased by 10.6% to 52,000 as compared to 47,000 during the same period last year. Technical full-time equivalents were 147 for the first quarter of 2007 and 2006. Utilization increased to 68% for the first quarter of 2007 as compared to 62% during the same period last year.

Compensation and Related Expenses

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006	Percent Change
Compensation and related expenses	$30,022	$26,746	12.2%
Percentage of total revenues	61.4%	63.6%

The increase in compensation and related expenses was due to an increase in payroll expense, bonus expense, and stock-based compensation. Payroll expense increased by $1.4 million due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Bonus expense increased $1.4 million due to a corresponding increase in profitability. Stock-based compensation expense related to matching restricted stock units and stock options increased by $266,000 due to additional restricted stock unit grants during the first quarter of 2007. If the recipient of a matching restricted stock unit award was 59 1/2 years or older on the date of grant, the value of the entire award was expensed upon grant. The value of matching restricted stock unit awards expensed upon grant was $672,000 and $448,000 for the quarters ended March 30, 2007 and March 31, 2006, respectively. We expect payroll expense to increase for the remainder of 2007 due to the anticipated hiring of additional staff and the impact of our annual salary increase on April 1. We expect stock-based compensation expense related to matching restricted stock unit awards to decrease for the remainder of 2007 due to the annual grant of these awards in the first quarter of each year and the impact of the awards expensed upon grant.

Other Operating Expenses

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006	Percent Change
Other operating expenses	$5,137	$4,765	7.8%
Percentage of total revenues	10.5%	11.3%

Other operating expenses include facilities related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $246,000 in occupancy expense. This increase in occupancy expense was due to expansion in certain offices to support our increase in technical full-time equivalent employees.

Reimbursable Expenses

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006	Percent Change
Reimbursable expenses	$3,440	$2,408	42.9%
Percentage of total revenues	7.0%	5.7%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006	Percent Change
General and administrative expenses	$2,815	$2,718	3.6%
Percentage of total revenues	5.8%	6.5%

The increase in general and administrative expenses was primarily due to an increase in insurance expense of $68,000 and an increase in marketing and promotion of $58,000. The increase in insurance expense was due to higher premiums and the increase in marketing and promotion was due to costs associated with the 40th anniversary of the Company.

Other Income, Net

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006	Percent Change
Other income, net	$879	$876	0.3%
Percentage of total revenues	1.8%	2.1%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility.

Income Taxes

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006	Percent Change
Income taxes	$3,283	$2,444	34.3%
Percentage of total revenues	6.7%	5.8%
Effective tax rate	39.4%	39.0%

The increase in income tax expense was due to a corresponding increase in pre-tax income.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 2007, our cash, cash equivalents and short-term investments were $55.6 million compared to $58.1 million at December 29, 2006. We financed our business for the current period principally through operating cash.

	Quarters Ended
(In thousands)	March 30, 2007	March 31, 2006
Net cash provided by operating activities	$7	$1,342
Net cash provided by (used in) investing activities	2,193	(5,818)
Net cash (used in) provided by financing activities	(1,702)	1,457

The decrease in net cash provided by operating activities during the quarter ended March 30, 2007 was primarily due to a larger increase in accounts receivable as compared to the same period last year partially offset by a larger increase in accounts payable and accrued liabilities, an increase in net income and an increase in stock-based compensation. The larger increase in accounts receivable was due to a corresponding increase in revenues and an increase in days sales outstanding to 104 days for the first quarter of 2007 as compared to 98 days for the same period last year. The larger increase in accounts payable and accrued liabilities was due to the timing of our first quarter estimated tax payments. The increase in stock-based compensation was due to additional restricted stock unit grants during the first quarter of 2007.

The increase in net cash provided by investing activities was primarily due to the sale and purchase of short-term investments. During the first quarter of 2007, net sales of short-term investments were $2.9 million as compared to net purchases of short-term investments of $5.0 million during the same period in 2006. The net sales of short-term investments during the first quarter of 2007 were to fund our share repurchases.

The increase in net cash used in financing activities was primarily due to an increase in repurchases of our common stock under our stock repurchase programs during the first quarter of 2007 as compared to 2006.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of March 30, 2007 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total

2007	$3,738	$74	$165	$3,977
2008	3,969	60	—	4,029
2009	3,633	30	—	3,663
2010	2,572	3	—	2,575
2011	1,906	2	—	1,908
Thereafter	2,245	—	—	2,245

	$18,063	$169	$165	$18,397

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $3.7 million were recorded as a long-term liability on our condensed consolidated balance sheet at March 30, 2007. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of March 30, 2007 invested amounts under the plan of $4.3 million were recorded as a long-term asset on our condensed consolidated balance sheet.

We have a revolving reducing mortgage note with a total available borrowing amount of $17.4 million and an outstanding balance of $0 as of March 30, 2007. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended March 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

Exponent operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control. These uncertainties include, but are not limited to, those mentioned elsewhere in this report and those set forth below. There are no material changes to the risk factors set forth below relative to those included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006.

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

Customer Concentration

We currently derive, and believe that we will continue to derive, a significant portion of our revenues from organizations related to the transportation industry and the government sector. The loss of any large client could have a material adverse effect on our business, financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases for the quarter ended March 30, 2007:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
December 30 to January 26	26	$18.50	26	$4,836
January 27 to February 23	22	$17.53	22	$4,450
February 24 to March 30	86	$18.50	86	$2,863

Total	134	$18.29	134

(1)	In April 2006, the Company’s Board of Directors approved a plan to repurchase up to $35 million of the Company’s common stock. The plan has no expiration date.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)
Date: May 9, 2007
/s/ Michael R. Gaulke
Michael R. Gaulke, President and Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer