Form 10-Q
period 2007-06-29
EXPONENT INC
filed 2007-08-08
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

As of August 3, 2007, the latest practicable date, the registrant had 14,566,589 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 29, 2007 and December 29, 2006

(in thousands, except share data)

(unaudited)

	June 29, 2007	December 29, 2006
Assets
Current assets:
Cash and cash equivalents	$6,243	$5,238
Short-term investments	45,958	52,844
Accounts receivable, net of allowance for doubtful accounts of $2,642 and $1,793 at June 29, 2007 and December 29, 2006, respectively	61,492	48,208
Prepaid expenses and other assets	4,698	3,484
Deferred income taxes	3,821	2,232

Total current assets	122,212	112,006

Property, equipment and leasehold improvements, net	29,293	29,577
Goodwill	8,607	8,607
Other assets	10,565	11,026

	$170,677	$161,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,032	$4,887
Accrued payroll and employee benefits	23,667	21,773
Deferred revenues	4,200	4,066

Total current liabilities	34,899	30,726

Other liabilities	105	142
Deferred compensation	3,989	4,946
Deferred rent	1,987	1,097

Total liabilities	40,980	36,911

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized;
16,426,664 shares issued at June 29, 2007 and
December 29, 2006, respectively	16	16
Additional paid-in capital	56,567	50,799
Accumulated other comprehensive income	125	93
Retained earnings	106,171	101,226
Treasury stock, at cost, 1,853,480 and 1,713,580 shares held at
June 29, 2007 and December 29, 2006, respectively	(33,182)	(27,829)

Total stockholders’ equity	129,697	124,305

	$170,677	$161,216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended June 29, 2007 and June 30, 2006

(in thousands, except per share data)

(unaudited)

	Quarters Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenues:
Revenues before reimbursements	$45,816	$39,053	$91,249	$78,672
Reimbursements	4,821	2,601	8,261	5,009

Revenues	50,637	41,654	99,510	83,681

Operating expenses:
Compensation and related expenses	30,207	26,044	60,229	52,790
Other operating expenses	5,305	4,967	10,442	9,732
Reimbursable expenses	4,821	2,601	8,261	5,009
General and administrative expenses	3,244	2,714	6,059	5,432

Total operating expenses	43,577	36,326	84,991	72,963

Operating income	7,060	5,328	14,519	10,718
Other income, net:
Interest income, net	460	533	944	1,031
Miscellaneous income, net	808	123	1,203	501

Total other income, net	1,268	656	2,147	1,532

Income before income taxes	8,328	5,984	16,666	12,250
Income taxes	3,326	2,334	6,609	4,778

Net income	$5,002	$3,650	$10,057	$7,472

Net income per share:
Basic	$0.33	$0.22	$0.67	$0.45
Diluted	$0.30	$0.21	$0.61	$0.42
Shares used in per share computations:
Basic	15,193	16,357	15,121	16,427
Diluted	16,532	17,631	16,461	17,711

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Quarters and Six Months Ended June 29, 2007 and June 30, 2006

(in thousands)

(unaudited)

	Quarters Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net income	$5,002	$3,650	$10,057	$7,472
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	34	108	57	122
Unrealized loss on investments, net of tax	(30)	(12)	(25)	(19)

Comprehensive income	$5,006	$3,746	$10,089	$7,575

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 29, 2007 and June 30, 2006

(in thousands)

(unaudited)

	Six Months Ended
	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$10,057	$7,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,886	1,780
Amortization of premiums and accretion of discounts of short-term investments	144	309
Contribution to deferred compensation plan	—	(1,000)
Amortization of contribution to deferred compensation plan	316	36
Deferred rent expense	890	(18)
Provision for doubtful accounts	1,155	780
Stock-based compensation	3,292	2,126
Deferred income tax provision	(2,209)	(1,295)
Tax benefit for stock option plans	(1,837)	(628)
Changes in operating assets and liabilities:
Accounts receivable	(14,439)	(5,996)
Prepaid expenses and other assets	17	(373)
Accounts payable and accrued liabilities	2,493	1,741
Accrued payroll and employee benefits	1,656	(844)
Deferred revenues	134	(292)

Net cash provided by operating activities	3,555	3,798

Cash flows from investing activities:
Capital expenditures	(1,602)	(1,730)
Other assets	1	63
Purchase of short-term investments	(54,269)	(76,889)
Sale/maturity of short-term investments	60,970	75,567

Net cash provided by (used in) investing activities	5,100	(2,989)

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(35)	(23)
Tax benefit for stock option plans	1,837	628
Purchases of treasury stock	(11,142)	(11,112)
Issuance of treasury stock	1,634	309
Issuance of common stock	—	1,313

Net cash used in financing activities	(7,706)	(8,885)

Effect of foreign currency exchange rates on cash and cash equivalents	56	89

Net increase (decrease) in cash and cash equivalents	1,005	(7,987)
Cash and cash equivalents at beginning of period	5,238	13,216

Cash and cash equivalents at end of period	$6,243	$5,229

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarters and Six Months Ended June 29, 2007 and June 30, 2006

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the quarter and six months ended June 29, 2007 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006.

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

Recent Accounting Pronouncements. The Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on December 30, 2006. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. However, the tax disclosures in the condensed consolidated financial statements have been updated to comply with the adopted standard. At December 30, 2006, the Company had unrecognized tax benefits of $258,000, which primarily related to uncertainty regarding the sustainability of certain deductions taken on the Company’s federal and state income tax returns. There have been no significant changes to this amount during the quarter or six month period ended June 29, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at June 29, 2007.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates and expenses to its estimate of the total labor hours at standard rates and expenses it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set-up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if the contract is terminated early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the quarters and six months ended June 29, 2007 and June 30, 2006 are as follows:

	Quarters Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Gross revenues	$51,885	$43,208	$101,950	$86,162
Less: Subcontractor fees	1,248	1,554	2,440	2,481

Revenues	50,637	41,654	99,510	83,681
Reimbursements:
Out-of-pocket travel reimbursements	1,013	1,209	2,076	2,201
Other outside direct expenses	3,808	1,392	6,185	2,808

	4,821	2,601	8,261	5,009

Revenues before reimbursements	$45,816	$39,053	$91,249	$78,672

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Quarters Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Shares used in basic per share computation	15,193	16,357	15,121	16,427
Effect of dilutive common stock options outstanding	1,050	1,102	1,083	1,136
Effect of dilutive restricted stock units outstanding	289	172	257	148

Shares used in diluted per share computation	16,532	17,631	16,461	17,711

Common stock options to purchase 8,571 and 0 shares were excluded from the diluted per share calculation for the fiscal quarters ended June 29, 2007 and June 30, 2006, respectively, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $22.02 for the quarter ended June 29, 2007. Common stock options to purchase 4,286 and 58,516 shares were excluded from the diluted per share calculation for the six months ended June 29, 2007 and June 30, 2006, respectively, due to their antidilutive effect. Weighted-average exercise prices for the antidilutive shares were $22.02 and $15.65 for the six months ended June 29, 2007 and June 30, 2006, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $816,000 and $391,000 during the quarters ended June 29, 2007 and June 30, 2006, respectively. For the six months ended June 29, 2007 and June 30, 2006, the Company recorded stock-based compensation expense associated with accrued bonus awards of $1,684,000 and $825,000, respectively. The value of the unvested restricted stock unit awards issued is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient is 59 1/2 years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $314,000 and $238,000 during the quarters ended June 29, 2007 and June 30, 2006, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,218,000 and $795,000 during the six months ended June 29, 2007 and June 30, 2006, respectively.

Stock Options

The Company currently grants stock options under the 1999 Stock Option Plan and the 1998 Stock Option Plan. Options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $179,000 and $226,000 during the quarters ended June 29, 2007 and June 30, 2006, respectively, associated with stock option grants. The Company recorded stock-based compensation expense of $390,000 and $506,000 during the six months ended June 29, 2007 and June 30, 2006, respectively, associated with stock option grants.

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

Note 5: Repurchase of Common Stock

On April 4, 2006, the Company’s Board of Directors authorized $35 million for stock repurchases. On May 22, 2007, the Company’s Board of Directors authorized an additional $35 million for stock repurchases.

The Company repurchased 525,749 shares of its common stock for $11.3 million during the six months ended June 29, 2007. The Company repurchased 757,292 shares of its common stock for $12.2 million during the six months ended June 30, 2006. As of June 29, 2007, the Company had remaining authorization under its stock repurchase plans of $29.0 million to repurchase shares of common stock.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Employee deferrals were $483,000 and $891,000 during the quarter and six months ended June 29, 2007, respectively. Employee deferrals were $294,000 and $545,000 during the quarter and six months ended June 30, 2006, respectively. Employee distributions were $0 and $1,150,000 during the quarter and six months ended June 29, 2007, respectively. Employee distributions were $192,000 and $340,000 during the quarter and six months ended June 30, 2006, respectively.

Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of June 29, 2007 and December 29, 2006, the invested amounts under the plan totaled $5.9 million and $5.7 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of June 29, 2007 and December 29, 2006, vested amounts due under the plan totaled $5.4 million and $4.9 million, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the quarters ended June 29, 2007 and June 30, 2006, the Company recognized compensation expense of $304,000 and a compensation benefit of $80,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income or expense. During the six months ended June 29, 2007 and June 30, 2006, the Company recognized compensation expense of $472,000 and $114,000, respectively, as a result of an increase in the market value of the trust assets, with a corresponding amount being recorded as other income.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006
Cash paid during period:
Income taxes	$6,905	$3,858
Non-cash investing and financing activities:
Unrealized loss on short-term investments	$25	$19
Vested stock unit awards issued to settle accrued bonuses	$2,288	$1,450
Stock repurchases payable to broker	$922	$1,108

Note 8: Accounts Receivable, Net

At June 29, 2007 and December 29, 2006, accounts receivable, net was comprised of the following:

(In thousands)	June 29, 2007	December 29, 2006
Billed accounts receivable	$41,962	$32,527
Unbilled accounts receivable	22,172	17,474
Allowance for doubtful accounts	(2,642)	(1,793)

Total accounts receivable, net	$61,492	$48,208

Note 9: Inventory

At June 29, 2007, the Company had $949,000 of raw materials inventory included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. At December 29, 2006, the Company had $520,000 and $364,000 of finished goods and work-in-process inventory, respectively, included in prepaid expenses and other current assets in the accompanying balance sheet.

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

Segment information for the quarters and six months ended June 29, 2007 and June 30, 2006 follows:

Revenues

	Quarters Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Other scientific and engineering	$38,964	$32,578	$76,268	$64,800
Environmental and health	11,673	9,076	23,242	18,881

Total revenues	$50,637	$41,654	$99,510	$83,681

Operating income

	Quarters Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Other scientific and engineering	$10,409	$8,444	$19,999	$17,077
Environmental and health	2,725	1,435	5,798	3,604

Total segment operating income	13,134	9,879	25,797	20,681
Corporate operating expense	(6,074)	(4,551)	(11,278)	(9,963)

Total operating income	$7,060	$5,328	$14,519	$10,718

Capital Expenditures

	Quarters Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Other scientific and engineering	$646	$410	$1,238	$1,073
Environmental and health	41	91	48	185

Total segment capital expenditures	687	501	1,286	1,258
Corporate capital expenditures	167	369	316	472

Total capital expenditures	$854	$870	$1,602	$1,730

Depreciation and Amortization

	Quarters Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Other scientific and engineering	$678	$607	$1,318	$1,210
Environmental and health	44	40	90	70

Total segment depreciation and amortization	722	647	1,408	1,280
Corporate depreciation and amortization	247	251	478	500

Total depreciation and amortization	$969	$898	$1,886	$1,780

The Company derived 10% of revenues from agencies of the federal government for the quarter and six months ended June 29, 2007. No single customer comprised more than 10% of the Company’s revenues for the quarters and six months ended June 30, 2006.

Note 11: Goodwill

Below is a breakdown of goodwill reported by segment as of June 29, 2007:

(In thousands)	Environmental and health	Other scientific and engineering	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the quarter and six months ended June 29, 2007.

Note 12: Mortgage Note

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million per year until January 31, 2008. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. As of June 29, 2007, the Company had $0 outstanding and available borrowings of $17.4 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

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

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Quarter Ended June 29, 2007

During the second quarter of 2007 we had a 21.6% increase in revenues and a 17.3% increase in revenues before reimbursements as compared to the same period last year. This growth was driven primarily by our technology development, health, mechanics and materials, and thermal practices. Our consolidated revenue growth was primarily driven by an increase in billable hours and higher billing rates. Billable hours for the second quarter of 2007 increased 11.0% to 212,000 as compared to 191,000 during the same period last year. Technical full-time equivalents increased 1.6% to 574 during the second quarter of 2007 as compared to 565 during the same period last year. This increase in technical full-time equivalents was due to our continuing recruiting and retention efforts. Utilization increased to 71% for the second quarter of 2007 as compared to 65% during the same period last year. Due to the increase in utilization and the management of our operating expenses we were able to leverage this revenue growth to improve operating income by 32.5% and net income by 37.0%.

Quarter Ended June 29, 2007 compared to Quarter Ended June 30, 2006

Revenues

	Quarters Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
Engineering and other scientific	$38,964	$32,578	19.6%
Percentage of total revenues	76.9%	78.2%
Environmental and health	11,673	9,076	28.6%
Percentage of total revenues	23.1%	21.8%

Total revenues	$50,637	$41,654	21.6%

The increase in revenues for our engineering and other scientific segment was driven by higher billing rates, an increase in billable hours and an increase in reimbursable expenses. The increase in billable hours was primarily due to an increase in activity in our technology development, mechanics and materials, and thermal practices. During the second quarter of 2007 billable hours for this segment increased by 6.8% to 158,000 as compared to 148,000 during the same period last year. Technical full-time equivalents increased 2.2% to 426 from 417 for the same period last year due to our recruiting efforts. Utilization increased to 72% for the second quarter of 2007 as compared to 68% during the same period last year. The increase in reimbursable expenses was due to an increase in project related costs in our technology development practice.

The increase in revenues for our environmental and health segment was the result of higher billing rates and an increase in billable hours. The increase in billable hours was due to an increase in activity in our health, ecological sciences, environmental, and food & chemical practices. During the second quarter of 2007 billable hours for this segment increased by 25.6% to 54,000 as compared to 43,000 during the same period last year. Technical full-time equivalents were 148 for the second quarter of 2007 and 2006. Utilization increased to 69% for the second quarter of 2007 as compared to 56% during the same period last year.

Compensation and Related Expenses

	Quarters Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
Compensation and related expenses	$30,207	$26,044	16.0%
Percentage of total revenues	59.7%	62.5%

The increase in compensation and related expenses was due to an increase in payroll expense, an increase in bonus expense and an increase in market gains related to the investment for our deferred compensation plan. Payroll expense increased by $2.0 million due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Bonus expense increased by $1.6 million due to a corresponding increase in profitability. Gains related to our deferred compensation plan were $304,000 during the second quarter of 2007 as compared to a loss $80,000 during the same period last year. We expect payroll expense to increase for the remainder of 2007 due to the anticipated hiring of additional staff.

Other Operating Expenses

	Quarters Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
Other operating expenses	$5,305	$4,967	6.8%
Percentage of total revenues	10.5%	11.9%

Other operating expenses include facilities related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $268,000 in occupancy expense. This increase in occupancy expense was due to expansion in certain offices to support our increase in technical full-time equivalent employees.

Reimbursable Expenses

	Quarters Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
Reimbursable expenses	$4,821	$2,601	85.4%
Percentage of total revenues	9.5%	6.2%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Quarters Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
General and administrative expenses	$3,244	$2,714	19.5%
Percentage of total revenues	6.4%	6.5%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $367,000 and an increase in bad debt expense of $131,000. The increase in travel and meals was due primarily to the costs associated with a manager’s meeting held during the second quarter of 2007. The increase in bad debt expense was due to an increase in our allowance for doubtful accounts.

Other Income, Net

	Quarters Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
Other income, net	$1,268	$656	93.3%
Percentage of total revenues	2.5%	1.6%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The increase in other income was due to a $304,000 increase in the fair value of deferred compensation plan assets during the second quarter of 2007 as compared to an $80,000 decrease during the same period last year. The increase in other income was also due to a $165,000 gain on the sale of a tenant’s common stock issued to us in connection with a lease of space in our Silicon Valley facility.

Income Taxes

	Quarters Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
Income taxes	$3,326	$2,334	42.5%
Percentage of total revenues	6.6%	5.6%
Effective tax rate	39.9%	39.0%

The increase in income tax expense was due to a corresponding increase in pre-tax income.

Six Months Ended June 29, 2007 compared to Six Months Ended June 30, 2006

Revenues

	Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
Engineering and other scientific	$76,268	$64,800	17.7%
Percentage of total revenues	76.6%	77.4%
Environmental and health	23,242	18,881	23.1%
Percentage of total revenues	23.4%	22.6%

Total revenues	$99,510	$83,681	18.9%

The increase in revenues for our engineering and other scientific segment was driven by higher billing rates, an increase in billable hours and an increase in reimbursable expenses. The increase in billable hours was primarily due to an increase in activity in our mechanics and materials, electrical and technology development practices. During the first six months of 2007 billable hours for this segment increased by 5.4% to 311,000 as compared to 295,000 during the same period last year. Technical full-time equivalents increased 3.2% to 423 from 410 for the same period last year due to our recruiting efforts. Utilization increased to 71% for the first six months of 2007 as compared to 69% during the same period last year. The increase in reimbursable expenses was due to an increase in project related costs in our technology development practice.

The increase in revenues for our environmental and health segment was the result of higher billing rates and an increase in billable hours. The increase in billable hours was due to an increase in activity in our health, ecological sciences, environmental, and food & chemical practices. During the first six months of 2007 billable hours for this segment increased by 15.4% to 105,000 as compared to 91,000 during the same period last year. Technical full-time equivalents were 147 for the first six months of 2007 and 2006. Utilization increased to 69% for the first six months of 2007 as compared to 59% during the same period last year.

Compensation and Related Expenses

	Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
Compensation and related expenses	$60,229	$52,790	14.1%
Percentage of total revenues	60.5%	63.1%

The increase in compensation and related expenses was due to an increase in payroll expense, an increase in bonus expense and an increase in market gains related to the investment for our deferred compensation plan. Payroll expense increased by $3.4 million due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Bonus expense increased by $3.0 million due to a corresponding increase in profitability. Gains related to our deferred compensation plan were $472,000 during the first six months of 2007 as compared to a gain of $114,000 during the same period last year.

Other Operating Expenses

	Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
Other operating expenses	$10,442	$9,732	7.3%
Percentage of total revenues	10.5%	11.6%

Other operating expenses include facilities related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $514,000 in occupancy expense. This increase in occupancy expense was due to expansion in certain offices to support our increase in technical full-time equivalent employees.

Reimbursable Expenses

	Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
Reimbursable expenses	$8,261	$5,009	64.9%
Percentage of total revenues	8.3%	6.0%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
General and administrative expenses	$6,059	$5,432	11.5%
Percentage of total revenues	6.1%	6.5%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $349,000 and an increase in bad debt expense of $125,000. The increase in travel and meals was due primarily to the costs associated with a manager’s meeting held during the second quarter of 2007. The increase in bad debt expense was due to an increase in our allowance for doubtful accounts.

Other Income, Net

	Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
Other income, net	$2,147	$1,532	40.1%
Percentage of total revenues	2.2%	1.8%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The increase in other income was due to a $472,000 increase in the fair value of deferred compensation plan assets during the first six months of 2007 as compared to a $114,000 increase during the same period last year. The increase in other income was also due to a $165,000 gain on the sale of a tenant’s common stock originally issued to us in connection with a lease of space in our Silicon Valley facility.

Income Taxes

	Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	Percent Change
Income taxes	$6,609	$4,778	38.3%
Percentage of total revenues	6.6%	5.7%
Effective tax rate	39.7%	39.0%

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2007, our cash, cash equivalents and short-term investments were $52.2 million compared to $58.1 million at December 29, 2006. We financed our business for the current period principally through operating cash.

	Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006
Net cash provided by operating activities	$3,555	$3,798
Net cash provided by (used in) investing activities	5,100	(2,989)
Net cash used in financing activities	(7,706)	(8,885)

The decrease in net cash provided by operating activities during the first six months of 2007 was primarily due to a larger increase in accounts receivable as compared to the same period last year partially offset by an increase in net income, a larger increase in accrued payroll and employee benefits, an increase in stock-based compensation, a decrease in contributions to our deferred compensation plan, and an increase in deferred rent. The larger increase in accounts receivable was due to a corresponding increase in revenues. The larger increase in accrued payroll and employee benefits was due to an increase in accrued bonuses driven by a corresponding increase in profitability. The increase in stock-based compensation was due to additional restricted stock unit grants during the first six months of 2007 and an increase in the accrued bonus that we expect to settle with fully vested restricted stock units. The increase in deferred rent was due to a pre-payment made by one of our tenants.

The increase in net cash provided by investing activities was primarily due to the sale and purchase of short-term investments. During the first six months of 2007, net sales of short-term investments were $6.7 million as compared to net purchases of short-term investments of $1.3 million during the same period in 2006. The net sales of short-term investments during the first six months of 2007 were to fund our share repurchases.

The decrease in net cash used in financing activities was primarily due to an increase in the tax benefit for stock option plans during the first six months of 2007 as compared to 2006.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of June 29, 2007 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2007	$2,775	$40	$693	$3,508
2008	4,638	60	—	4,698
2009	4,170	30	—	4,200
2010	3,036	3	—	3,039
2011	2,359	2	—	2,361
Thereafter	5,144	—	—	5,144

	$22,122	$135	$693	$22,950

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $4.0 million were recorded as a long-term liability on our condensed consolidated balance sheet at June 29, 2007. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of June 29, 2007 invested amounts under the plan of $4.5 million were recorded as a long-term asset on our condensed consolidated balance sheet.

We have a revolving reducing mortgage note with a total available borrowing amount of $17.4 million and an outstanding balance of $0 as of June 29, 2007. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

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

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended June 29, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases for the quarter ended June 29, 2007:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
March 31 to April 27	—	—	—	$2,863
April 28 to May 25	94	$21.60	94	$830
Additional funds authorized for share repurchases				$35,000
May 26 to June 29	298	$22.84	298	$29,034

Total	392	$22.54	392

(1)

In April 2006, the Company’s Board of Directors approved up to $35 million for repurchases of the Company’s common stock. On May 22, 2007, the Company’s Board of Directors authorized an additional $35 million for stock repurchases. These plans have no expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2007 Annual Meeting of Stockholders held on May 22, 2007 (the “Annual Meeting”), the following individuals were elected to the Board of Directors with the following number of votes cast for and withheld:

	Votes For	Votes Withheld
Samuel H. Armacost	12,180,188	300,779
Barbara M. Barrett	12,292,848	188,119
Michael R. Gaulke	12,162,199	318,768
Jon R. Katzenbach	12,333,948	147,019
Stephen C. Riggins	12,301,398	179,569

The stockholders at the Company’s Annual Meeting approved the following proposal with the following number of votes cast for and against, as well as the number of abstentions and broker non-votes:

1.	Ratify the appointment of KPMG LLP as independent registered public accounting firm for the year ending December 28, 2007.

For	12,180,143
Against	230,020
Abstentions	70,804
Broker non-votes	0

Item 6.	Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)
Date: August 8, 2007

/s/ Michael R. Gaulke
Michael R. Gaulke, Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer