Form 10-Q
period 2007-09-28
EXPONENT INC
filed 2007-11-07
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 2, 2007, the latest practicable date, the registrant had 14,533,848 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 28, 2007 and December 29, 2006

(in thousands, except share data)

(unaudited)

	September 28, 2007	December 29, 2006
Assets
Current assets:
Cash and cash equivalents	$8,689	$5,238
Short-term investments	43,857	52,844
Accounts receivable, net of allowance for doubtful accounts of $2,719 and $1,793 at September 28, 2007 and December 29, 2006, respectively	62,824	48,208
Inventory	1,812	884
Prepaid expenses and other assets	4,477	2,600
Deferred income taxes	3,571	2,232

Total current assets	125,230	112,006
Property, equipment and leasehold improvements, net	28,984	29,577
Goodwill	8,607	8,607
Other assets	11,285	11,026

Total assets	$174,106	$161,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,315	$4,887
Accrued payroll and employee benefits	26,087	21,773
Deferred revenues	4,230	4,066

Total current liabilities	37,632	30,726
Other liabilities	65	142
Deferred compensation	4,335	4,946
Deferred rent	1,853	1,097

Total liabilities	43,885	36,911

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,426,664 shares issued at September 28, 2007 and December 29, 2006, respectively	16	16
Additional paid-in capital	58,584	50,799
Accumulated other comprehensive income	267	93
Retained earnings	108,579	101,226
Treasury stock, at cost; 1,956,446 and 1,713,580 shares held at September 28, 2007 and December 29, 2006, respectively	(37,225)	(27,829)

Total stockholders’ equity	130,221	124,305

Total liabilities and stockholders’ equity	$174,106	$161,216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 28, 2007 and September 29, 2006

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Revenues:
Revenues before reimbursements	$44,916	$40,049	$136,165	$118,721
Reimbursements	3,988	3,284	12,249	8,293

Total revenues	48,904	43,333	148,414	127,014

Operating expenses:
Compensation and related expenses	29,268	26,881	89,497	79,671
Other operating expenses	5,484	4,870	15,926	14,602
Reimbursable expenses	3,988	3,284	12,249	8,293
General and administrative expenses	2,701	2,695	8,760	8,127

Total operating expenses	41,441	37,730	126,432	110,693

Operating income	7,463	5,603	21,982	16,321
Other income, net:
Interest income, net	407	430	1,351	1,461
Miscellaneous income, net	433	378	1,636	879

Total other income, net	840	808	2,987	2,340

Income before income taxes	8,303	6,411	24,969	18,661
Income taxes	3,266	2,668	9,875	7,446

Net income	$5,037	$3,743	$15,094	$11,215

Net income per share:
Basic	$0.34	$0.24	$1.00	$0.69
Diluted	$0.31	$0.22	$0.92	$0.64
Shares used in per share computations:
Basic	14,902	15,570	15,048	16,141
Diluted	16,163	16,837	16,372	17,428

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 28, 2007 and September 29, 2006

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net income	$5,037	$3,743	$15,094	$11,215
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	79	55	136	139
Unrealized gain on investments, net of tax	63	74	38	55

Comprehensive income	$5,179	$3,872	$15,268	$11,409

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 28, 2007 and September 29, 2006

(in thousands)

(unaudited)

	Nine Months Ended
	September 28, 2007	September 29, 2006
Cash flows from operating activities:
Net income	$15,094	$11,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,888	2,700
Amortization of premiums and accretion of discounts of short-term investments	224	439
Contribution to deferred compensation plan	—	(1,000)
Amortization of contribution to deferred compensation plan	489	169
Deferred rent expense	756	(34)
Allowance for doubtful accounts	1,654	1,125
Stock-based compensation	4,666	2,991
Deferred income tax provision	(2,563)	(1,906)
Tax benefit for stock option plans	(3,332)	(727)
Changes in operating assets and liabilities:
Accounts receivable	(16,270)	(6,295)
Prepaid expenses and other assets	(1,768)	(883)
Accounts payable and accrued liabilities	4,219	1,789
Accrued payroll and employee benefits	3,205	298
Deferred revenues	164	(251)

Net cash provided by operating activities	9,426	9,630

Cash flows from investing activities:
Capital expenditures	(2,295)	(2,471)
Other assets	10	65
Purchase of short-term investments	(69,940)	(101,082)
Sale/maturity of short-term investments	79,920	109,137

Net cash provided by investing activities	7,695	5,649

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(45)	(35)
Tax benefit for stock option plans	3,332	727
Purchases of treasury stock	(19,733)	(24,584)
Issuance of treasury stock	2,650	623
Issuance of common stock	—	1,313

Net cash used in financing activities	(13,796)	(21,956)

Effect of foreign currency exchange rates on cash and cash equivalents	126	183

Net increase (decrease) in cash and cash equivalents	3,451	(6,494)
Cash and cash equivalents at beginning of period	5,238	13,216

Cash and cash equivalents at end of period	$8,689	$6,722

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 28, 2007 and September 29, 2006

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 28, 2007 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Adopted Accounting Pronouncements. The Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on December 30, 2006. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the benefit of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. However, the tax disclosures in the condensed consolidated financial statements have been updated to comply with the adopted standard. At December 30, 2006, the Company had unrecognized tax benefits of $258,000, which primarily related to uncertainty regarding the sustainability of certain deductions taken on the Company’s federal and state income tax returns. There have been no significant changes to this amount during the three or nine-month period ended September 28, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years prior to 2004. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examination by tax authorities for years prior to 2003. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at September 28, 2007.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates and expenses to its estimate of the total labor hours at standard rates and expenses it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set-up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;

•	if the contract is terminated early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for the three and nine months ended September 28, 2007 and September 29, 2006 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Gross revenues	$50,337	$44,489	$152,287	$130,651
Less: Subcontractor fees	1,433	1,156	3,873	3,637

Revenues	48,904	43,333	148,414	127,014
Reimbursements:
Out-of-pocket travel reimbursements	1,154	1,064	3,230	3,265
Other outside direct expenses	2,834	2,220	9,019	5,028

	3,988	3,284	12,249	8,293

Revenues before reimbursements	$44,916	$40,049	$136,165	$118,721

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Shares used in basic per share computation	14,902	15,570	15,048	16,141
Effect of dilutive common stock options outstanding	970	1,075	1,055	1,123
Effect of dilutive restricted stock units outstanding	291	192	269	164

Shares used in diluted per share computation	16,163	16,837	16,372	17,428

There were no options excluded from the diluted per share calculation for the three months ended September 28, 2007 and September 29, 2006. Common stock options to purchase 9,524 and 64,011 shares were excluded from the diluted per share calculation for the nine months ended September 28, 2007 and September 29, 2006, respectively, due to their antidilutive effect. Weighted-average exercise prices for the antidilutive shares were $22.02 and $15.65 for the nine months ended September 28, 2007 and September 29, 2006, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $871,000 and $422,000 during the three months ended September 28, 2007 and September 29, 2006, respectively. For the nine months ended September 28, 2007 and September 29, 2006, the Company recorded stock-based compensation expense associated with accrued bonus awards of $2,555,000 and $1,247,000, respectively. The value of the unvested restricted stock unit awards issued is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient is 59 1/2 years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $326,000 and $208,000 during the three months ended September 28, 2007 and September 29, 2006, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,544,000 and $1,003,000 during the nine months ended September 28, 2007 and September 29, 2006, respectively.

Stock Options

The Company currently grants stock options under the 1999 Stock Option Plan and the 1998 Stock Option Plan. Options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $177,000 and $235,000 during the three months ended September 28, 2007 and September 29, 2006, respectively, associated with stock option grants. The Company recorded stock-based compensation expense of $567,000 and $741,000 during the nine months ended September 28, 2007 and September 29, 2006, respectively, associated with stock option grants.

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

The Company repurchased 853,271 shares of its common stock for $19.0 million during the nine months ended September 28, 2007. The Company repurchased 1,573,492 shares of its common stock for $25.2 million during the nine months ended September 29, 2006. As of September 28, 2007, the Company had remaining authorization under its stock repurchase plans of $21.4 million to repurchase shares of common stock.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Employee deferrals were $392,000 and $1,283,000 during the three and nine months ended September 28, 2007, respectively. Employee deferrals were $272,000 and $817,000 during the three and nine months ended September 29, 2006, respectively. Employee distributions were $524,000 and $1,674,000 during the three and nine months ended September 28, 2007, respectively. Employee distributions were $75,000 and $415,000 during the three and nine months ended September 29, 2006, respectively.

Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of September 28, 2007 and December 29, 2006, the invested amounts under the plan totaled $5.9 million and $5.7 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of September 28, 2007 and December 29, 2006, vested amounts due under the plan totaled $5.5 million and $4.9 million, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended September 28, 2007 and September 29, 2006, the Company recognized compensation expense of $78,000 and $169,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income or expense. During the nine months ended September 28, 2007 and September 29, 2006, the Company recognized compensation expense of $550,000 and $283,000, respectively, as a result of an increase in the market value of the trust assets, with a corresponding amount being recorded as other income.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006
Cash paid during period:
Income taxes	$10,103	$6,756
Non-cash investing and financing activities:
Capital lease for equipment	$—	$134
Unrealized gain on short-term investments	$38	$55
Vested stock unit awards issued to settle accrued bonuses	$2,288	$1,450
Stock repurchases payable to broker	$—	$570

Note 8: Accounts Receivable, Net

At September 28, 2007 and December 29, 2006, accounts receivable, net was comprised of the following:

(In thousands)	September 28, 2007	December 29, 2006
Billed accounts receivable	$43,355	$32,527
Unbilled accounts receivable	22,188	17,474
Allowance for doubtful accounts	(2,719)	(1,793)

Total accounts receivable, net	$62,824	$48,208

Note 9: Inventory

At September 28, 2007, the Company had $1,812,000 of raw materials inventory. At December 29, 2006, the Company had $520,000 and $364,000 of finished goods and work-in-process inventory, respectively.

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

Segment information for the three and nine months ended September 28, 2007 and September 29, 2006 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Other scientific and engineering	$37,038	$34,009	$113,306	$98,809
Environmental and health	11,866	9,324	35,108	28,205

Total revenues	$48,904	$43,333	$148,414	$127,014

Operating income

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Other scientific and engineering	$8,952	$8,921	$28,951	$25,998
Environmental and health	3,202	1,499	9,000	5,103

Total segment operating income	12,154	10,420	37,951	31,101
Corporate operating expense	(4,691)	(4,817)	(15,969)	(14,780)

Total operating income	$7,463	$5,603	$21,982	$16,321

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Other scientific and engineering	$451	$430	$1,689	$1,503
Environmental and health	45	126	93	311

Total segment capital expenditures	496	556	1,782	1,814
Corporate capital expenditures	197	185	513	657

Total capital expenditures	$693	$741	$2,295	$2,471

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Other scientific and engineering	$687	$618	$2,005	$1,828
Environmental and health	45	46	135	116

Total segment depreciation and amortization	732	664	2,140	1,944
Corporate depreciation and amortization	270	256	748	756

Total depreciation and Amortization	$1,002	$920	$2,888	$2,700

No single customer comprised more than 10% of the Company’s revenues for the three and nine months ended September 28, 2007. The Company derived 12% of revenues from agencies of the federal government for the three months ended September 29, 2006. No single customer comprised more than 10% of the Company’s revenues for the nine months ended September 29, 2006.

Note 11: Goodwill

Below is a breakdown of goodwill reported by segment as of September 28, 2007:

(In thousands)	Environmental and health	Other scientific and engineering	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the three and nine months ended September 28, 2007.

Note 12: Mortgage Note

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note had an initial borrowing amount up to $30.0 million and is subject to automatic annual reductions in the amount available to be borrowed of between $1.3 million to $2.1 million per year until January 31, 2008. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. As of September 28, 2007, the Company had $0 outstanding and available borrowings of $17.4 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

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

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Three Months Ended September 28, 2007

During the third quarter of 2007 we had a 12.9% increase in revenues and a 12.2% increase in revenues before reimbursements as compared to the same period last year. This growth was driven primarily by our mechanics and materials, health sciences, thermal sciences, electrical and semiconductors, and ecological sciences practices. Our consolidated revenue growth was primarily driven by an increase in billable hours and higher billing rates. Billable hours for the third quarter of 2007 increased 6.3% to 203,000 as compared to 191,000 during the same period last year. Technical full-time equivalents increased 1.6% to 585 during the third quarter of 2007 as compared to 576 during the same period last year. This increase in technical full-time equivalents was due to our continuing recruiting and retention efforts. Utilization increased to 67% for the third quarter of 2007 as compared to 64% during the same period last year. Due to the increase in utilization and the management of our operating expenses we were able to leverage this revenue growth to improve operating income by 33.2% and net income by 34.6%.

Three Months Ended September 28, 2007 compared to Three Months Ended September 29, 2006

Revenues

	Three Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
Engineering and other scientific	$37,038	$34,009	8.9%
Percentage of total revenues	75.7%	78.5%
Environmental and health	11,866	9,324	27.3%
Percentage of total revenues	24.3%	21.5%

Total revenues	$48,904	$43,333	12.9%

The increase in revenues for our engineering and other scientific segment was driven by higher billing rates and an increase in billable hours. The increase in billable hours was primarily due to an increase in activity in our mechanics and materials, electrical and semiconductors, and thermal sciences practices. During the third quarter of 2007 billable hours for this segment increased by 3.4% to 153,000 as compared to 148,000 during the same period last year. Technical full-time equivalents increased 2.6% to 438 from 427 for the same period last year due to our recruiting efforts. Utilization was 67% for both periods.

The increase in revenues for our environmental and health segment was the result of higher billing rates and an increase in billable hours. The increase in billable hours was due to an increase in activity in our health sciences, ecological sciences and food & chemical practices. During the third quarter of 2007 billable hours for this segment increased by 16.3% to 50,000 as compared to 43,000 during the same period last year. Technical full-time equivalents decreased 1.3% to 147 from 149 for the same period last year. Utilization increased to 66% for the third quarter of 2007 as compared to 56% during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
Compensation and related expenses	$29,268	$26,881	8.9%
Percentage of total revenues	59.8%	62.0%

The increase in compensation and related expenses was due to an increase in payroll expense and an increase in bonus expense. Payroll expense increased by $1.1 million due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Bonus expense increased by $1.0 million due to a corresponding increase in profitability.

Other Operating Expenses

	Three Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
Other operating expenses	$5,484	$4,870	12.6%
Percentage of total revenues	11.2%	11.2%

Other operating expenses include facilities related costs, technical materials, computer related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $229,000 in occupancy expense, an increase of $99,000 in technical materials and an increase of $98,000 in computer expenses. This increase in occupancy expense was due to maintenance costs associated with our Silicon Valley facility and expansion in certain offices to support our increase in technical full-time equivalent employees. The increases in technical materials and computer related expenses were also due to an increase in technical full-time equivalent employees and consulting costs associated with a new accounting and project reporting system.

Reimbursable Expenses

	Three Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
Reimbursable expenses	$3,988	$3,284	21.4%
Percentage of total revenues	8.2%	7.6%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
General and administrative expenses	$2,701	$2,695	0.2%
Percentage of total revenues	5.5%	6.2%

General and administrative expenses during the third quarter of 2007 were consistent with the same period last year.

Other Income, Net

	Three Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
Other income, net	$840	$808	4.0%
Percentage of total revenues	1.7%	1.9%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. Other income, net, during the third quarter of 2007 was consistent with the same period last year.

Income Taxes

	Three Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
Income taxes	$3,266	$2,668	22.4%
Percentage of total revenues	6.7%	6.2%
Effective tax rate	39.3%	41.6%

The increase in income tax expense was due to a corresponding increase in pre-tax income. The decrease in our effective tax rate was due to $150,000 in additional income tax expense during the third quarter of fiscal 2006 related to a change in estimated federal and state income taxes for 2005.

Nine Months Ended September 28, 2007 compared to Nine Months Ended September 29, 2006

Revenues

	Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
Engineering and other scientific	$113,306	$98,809	14.7%
Percentage of total revenues	76.3%	77.8%
Environmental and health	35,108	28,205	24.5%
Percentage of total revenues	23.7%	22.2%

Total revenues	$148,414	$127,014	16.8%

The increase in revenues for our engineering and other scientific segment was driven by higher billing rates, an increase in billable hours and an increase in reimbursable expenses. The increase in billable hours was primarily due to an increase in activity in our mechanics and materials, electrical and semiconductors, and thermal sciences practices. During the first nine months of 2007, billable hours for this segment increased by 4.7% to 464,000 as compared to 443,000 during the same period last year. Technical full-time equivalents increased 2.9% to 428 from 416 for the same period last year due to our recruiting efforts. Utilization increased to 70% for the first nine months of 2007 as compared to 68% during the same period last year. The increase in reimbursable expenses was due to an increase in project related costs in our technology development practice.

The increase in revenues for our environmental and health segment was the result of higher billing rates and an increase in billable hours. The increase in billable hours was due to an increase in activity in our health sciences, ecological sciences, and food & chemical practices. During the first nine months of 2007 billable hours for this segment increased by 16.4% to 156,000 as compared to 134,000 during the same period last year. Technical full-time equivalents decreased 0.7% to 147 from 148 for the same period last year. Utilization increased to 68% for the first nine months of 2007 as compared to 58% during the same period last year.

Compensation and Related Expenses

	Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
Compensation and related expenses	$89,497	$79,671	12.3%
Percentage of total revenues	60.3%	62.7%

The increase in compensation and related expenses was due to an increase in payroll expense and an increase in bonus expense. Payroll expense increased by $5.1 million due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Bonus expense increased by $4.0 million due to a corresponding increase in profitability.

Other Operating Expenses

	Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
Other operating expenses	$15,926	$14,602	9.1%
Percentage of total revenues	10.7%	11.5%

Other operating expenses include facilities related costs, technical materials, computer related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $743,000 in occupancy expense and an increase of $204,000 in depreciation and amortization. This increases in occupancy expense was due to maintenance costs associated with our Silicon Valley facility and expansion in certain offices to support our increase in technical full-time equivalent employees. The increase in depreciation and amortization was due to an increase in capital expenditures during 2006 associated with a new accounting and project reporting system and our growth in technical full-time equivalent employees.

Reimbursable Expenses

	Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
Reimbursable expenses	$12,249	$8,293	47.7%
Percentage of total revenues	8.3%	6.5%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
General and administrative expenses	$8,760	$8,127	7.8%
Percentage of total revenues	5.9%	6.4%

The increase in general and administrative expenses was primarily due to an increase in travel and meals expense of $325,000 and an increase in bad debt expense of $184,000. The increase in travel and meals expense was due primarily to the costs associated with a manager’s meeting held during the second quarter of 2007. The increase in bad debt expense was due to an increase in our allowance for doubtful accounts.

Other Income, Net

	Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
Other income, net	$2,987	$2,340	27.6%
Percentage of total revenues	2.0%	1.8%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The increase in other income was due to a $287,000 increase in rental income, an increase of $266,000 associated with the change in fair value of deferred compensation plan assets and a $165,000 gain on the sale of a tenant’s common stock originally issued to us in connection with a lease of space in our Silicon Valley facility.

Income Taxes

	Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	Percent Change
Income taxes	$9,875	$7,446	32.6%
Percentage of total revenues	6.7%	5.9%
Effective tax rate	39.5%	39.9%

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2007, our cash, cash equivalents and short-term investments were $52.5 million compared to $58.1 million at December 29, 2006. We financed our business for the current period principally through operating cash.

	Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006
Net cash provided by operating activities	$9,426	$9,630
Net cash provided by investing activities	7,695	5,649
Net cash used in financing activities	(13,796)	(21,956)

The decrease in net cash provided by operating activities during the first nine months of 2007 was primarily due to a larger increase in accounts receivable as compared to the same period last year, partially offset by an increase in net income, a larger increase in accrued payroll and employee benefits, an increase in stock-based compensation and a decrease in contributions to our deferred compensation plan. The larger increase in accounts receivable was due to a corresponding increase in revenues and an increase in days sales outstanding. Days sales outstanding increased to 108 days during the third quarter of 2007 as compared to 103 days during the third quarter of 2006. The larger increase in accrued payroll and employee benefits was due to an increase in accrued bonuses driven by a corresponding increase in profitability. The increase in stock-based compensation was due to additional restricted stock unit grants during the first nine months of 2007 and an increase in the accrued bonus that we expect to settle with fully vested restricted stock units.

The increase in net cash provided by investing activities was primarily due to the sale and purchase of short-term investments. During the first nine months of 2007, net sales of short-term investments were $10.0 million as compared to net sales of short-term investments of $8.1 million during the same period in 2006. The net sales of short-term investments during the first nine months of 2007 and 2006 were to partially fund our share repurchases.

The decrease in net cash used in financing activities was primarily due to a $4.9 million decrease in treasury repurchases and a $2.6 million increase in the tax benefit for stock option plans during the first nine months of 2007 as compared to 2006.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of September 28, 2007 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2007	$1,421	$15	$4,658	$6,094
2008	4,912	60	—	4,972
2009	4,496	30	—	4,526
2010	3,217	3	—	3,220
2011	2,545	2	—	2,547
Thereafter	5,770	—	—	5,770

	$22,361	$110	$4,658	$27,129

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $4.3 million were recorded as a long-term liability on our condensed consolidated balance sheet at September 28, 2007. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of September 28, 2007 invested amounts under the plan of $4.7 million were recorded as a long-term asset on our condensed consolidated balance sheet.

We have a revolving reducing mortgage note with a total available borrowing amount of $17.4 million and an outstanding balance of $0 as of September 28, 2007. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

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

Exponent is exposed to interest rate risk associated with our balances of cash, cash equivalents and short-term investments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average effective maturities (auction rate maturity set at date of next auction) in accordance with the Company’s investment policy. The maximum effective maturity of any issue in our portfolio of cash equivalents and short-term investments is 3 years and the maximum average effective maturity of the portfolio cannot exceed 12 months. Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investments. We do not use derivative financial instruments in our short-term investment portfolio. Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 28, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases for the three months ended September 28, 2007:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
June 30 to July 27	141	$22.71	141	$25,831
July 28 to August 24	144	$23.79	144	$22,403
August 25 to September 28	42	$24.46	42	$21,366

Total	327	$23.41	327

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

Date: November 7, 2007

/s/ Michael R. Gaulke
Michael R. Gaulke, Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer