Form 10-K
period 2007-12-28
EXPONENT INC
filed 2008-03-05
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2007.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price of the Common Stock as reported on the NASDAQ National Market on June 29, 2007, the last business day of the registrant’s most recently completed second quarter, was $266,359,814. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 29, 2007 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer’s Common Stock outstanding as of February 22, 2008 was 14,582,196.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders to be held on May 29, 2008, are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 28, 2007

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

CLIENTS

General

Exponent serves clients in automotive, aviation, chemical, construction, consumer products, energy, government, health, insurance, manufacturing, technology and other sectors of the economy. Many of our engagements are initiated directly with large corporations or by lawyers or insurance companies, whose clients anticipate, or are engaged in, litigation related to their products, equipment, processes or service. Our services in failure prevention and technology evaluation have grown as the technological complexity of products has increased over the years.

Pricing and Terms of Engagements

We generally provide our services on either a fixed-price basis or on a “time and expenses” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $80 to $800 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Now in our 41st year of service, Exponent continues to provide the highest quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate 20 practices and centers, including:

•	Biomechanics

•	Buildings & Structures

•	Civil Engineering

•	Construction Consulting

•	Ecological & Biological Sciences

•	Electrical & Semiconductors

•	Environmental & Earth Sciences

•	Health Sciences

•	Center for Chemical Registration & Food Safety

•	Center for Epidemiology, Biostatistics & Computational Biology

•	Center for Toxicology & Mechanistic Biology

•	Center for Exposure Assessment & Dose Reconstruction

•	Center for Public Health & Industrial Hygiene

•	Human Factors

•	Industrial Structures

•	Mechanical Engineering & Materials Science

•	Statistical & Data Sciences

•	Technology Development

•	Thermal Sciences

•	Vehicle Analysis

•	Visual Communications

Biomechanics

Exponent’s Biomechanics staff uses engineering and biomedical science to explore the cause, nature and severity of injuries as well as to address the interaction between the body and the physical environment. Staff consultants use medical records, testing, computer modeling and extensive knowledge of human injury tolerance to determine whether an injury or claimed injury is consistent with a specific set of actions, an allegation of product defect or exposure to a specific accident environment.

The medical device sector of the Biomechanics practice obtained the ISO 17025, better known as the A2LA accreditation, in order to better assist companies seeking market clearance or approval from the U.S. Food and Drug Administration (FDA). This accreditation applies to the laboratory procedures our staff routinely use to support clients in the FDA submission process. In August of 2007, we received official notice that Exponent’s laboratory was accredited to ISO 17025. This step is in an effort to align Exponent’s laboratory for Good Laboratory Practices (GLP) compliance in the future.

Buildings & Structures

The basic function of a building is to provide structurally sound and environmentally controlled spaces to house and protect occupants and contents. If this basic function is not achieved, some aspect of the building has likely failed to meet its intended purpose. Exponent’s architects, engineers and scientists have a broad range of expertise with failures in the built environment and provide clients with in-depth investigations of individual components, as well as evaluations of these components’ interdependence with the entire building system.

During the past year, in addition to performing structural assessments of a variety of residential, commercial and industrial buildings, our structural engineers managed the development of a publication of General Guidelines for the Assessment and Repair of Earthquake Damage to Residential Woodframe Buildings for CUREE (Consortium of Universities for Research in Earthquake Engineering). The comprehensive reference was developed to bring sound science and engineering to the important but infrequent undertaking of earthquake damage assessment and repair of typical single- and multi-family woodframe residential buildings. The extensively illustrated 371 page publication provides an overview of earthquake effects on woodframe buildings and detailed descriptions of major building components and common patterns of earthquake damage. It also includes checklists to assist with a systematic damage survey and guidance for retaining and working with technical consultants.

Civil Engineering

Exponent provides broad expertise in geotechnical engineering, geological engineering, geophysics, geomechanics and groundwater hydrology to address a host of geo-failures, including landslides, foundation and retaining wall failures, oil-well distress and floods, as well as earthwork construction claims. Our Water Resources group specializes in the application of proven hydrologic, hydraulic, hydrodynamic and sediment transport research and science to provide scientifically sound and cost-effective solutions to our clients

In 2007, Exponent continued to assist with the analysis of structures affected by natural disasters. As a result of the October 15, 2006 earthquake off the Island of Hawaii, we performed structural and geotechnical evaluations for insurance and corporate clients. We also addressed issues related to the landslides and fires in southern California in 2007. Our hydrologists continue to address key issues in floodplain management such as delineation of flood hazards, and the identification of possible measures to mitigate potential impacts.

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

Ecological & Biological Sciences

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

In 2007, Exponent scientists assisted clients with examining the implications of blended ethanol- gasoline use and release. Given the rise in the use of ethanol and bio-fuels and their potential to play a major role in the future of the energy industry, evaluating and understanding the environmental, health and engineering implications of switching to these alternative fuel sources will be increasingly important.

Electrical & Semiconductors

Exponent continues to be a highly sought-after resource for understanding current and potential risks involving electrical and electronic components. Exponent’s team of electrical engineers performs a wide array of investigations ranging from electric power systems to semiconductor devices. We operate laboratories for testing both heavy equipment and light electronic equipment. Computers and specialized software are used to analyze electric power systems, circuits, and other equipment configurations.

In 2007, our engineers performed a number of investigations related to the interaction between software and hardware in a controlling mechanical system. The primary technical area to date has been embedded systems, where software is interacting with or controlling mechanical systems that may be responsible for the health and safety of the user. Some of the products that were recently analyzed include embedded automotive controllers, software for medical devices, consumer products, battery systems, recreational computers and process control systems.

Environmental & Earth Sciences

Exponent’s environmental scientists and engineers provide proven, cost-effective, scientifically defensible and realistic assessments and solutions to complex environmental issues. Central to Exponent’s environmental expertise is a deep capability in environmental forensics. We have applied our expertise and experience to a wide variety of situations: refineries, former manufactured gas plants, mines, smelters, foundries, pulp and paper mills, wood treatment facilities, pesticide formulation and mixing operations, oil spills, fuel terminals and many manufacturing facilities with contaminants in air, groundwater, surface water, sediment, and soil.

Health Sciences

Exponent’s Health Sciences group is comprised of 5 centers as described below and specializes in solving complex health science problems that require an experienced team of multidisciplinary health professionals.

Center for Chemical Registration & Food Safety

Our Center for Chemical Registration and Food Safety includes an experienced staff of both technical and regulatory specialists who are experienced in dealing with foods, and with pesticide and non-pesticide products including conventional chemicals, biochemicals, microbials and products of biotechnology. We provide practical, creative, scientific and regulatory support at every stage of the product cycle, from R&D to retail.

The Registration, Evaluation and Authorisation of Chemicals (REACH) regulation was implemented on June 1, 2007 by the European Union (EU). Under the new system, all chemicals manufactured or imported in the EU at levels greater than one tonne per year need to be registered. Exponent’s scientists in the EU and the United States are assisting clients with REACH by helping them to establish priorities, assessing the affect it has on their business and providing them with regulatory advice. We are also deeply involved in the development of guidance documents through the REACH Implementation Process.

Center for Epidemiology, Biostatistics & Computational Biology

Exponent health scientists apply epidemiologic methods to examine and solve complex health issues in a variety of settings. Through the principles of epidemiology, we analyze the interaction of host, agent and environment to reach conclusions about the causes and occurrence of disease in human populations.

In 2007, Dr. Suresh Moolgavkar joined our team as Center Director and Corporate Vice President. Dr. Moolgavkar has more than 30 years of experience in the fields of epidemiology, biostatistics and quantitative risk assessment. He is internationally known for his work in developing mechanistically- based dose-response models for carcinogenesis, and, in particular, for the two-mutation clonal expansion model, which is also known as the Moolgavkar-Venzon-Knudson (MVK) model. Since 1984 Dr. Moolgavkar has been a Member of the Fred Hutchinson Cancer Research Center and a Professor of Epidemiology and Biostatistics at the University of Washington.

Center for Toxicology & Mechanistic Biology

Exponent’s comprehensive experience in toxicology and related disciplines allows us to provide critical insight in resolving important issues on toxicity and risk for a wide variety of substances. We evaluate the mechanisms by which a substance effects biological systems, provide perspectives on potential effects at realistic human and environmental exposure levels, and technically-support strategies to mitigate risks.

Exponent is involved in the assessment of the implications of nanomaterials. We recently completed a state-of-the-science review and assessment of potential health and ecological risks and regulatory implications of nanometal oxides used in a product intended for widespread consumer use. Potential exposures and risks were considered for manufacture, use, misuse, wear and disposal.

Center for Exposure Assessment & Dose Reconstruction

Exposure assessment is the science of estimating human exposure to chemical, physical, and biological agents, accounting for the frequency, magnitude, and duration of the exposure events. Exposure estimates can be compared to toxicity benchmarks or guidelines to assess potential risks to human health, and are used for many purposes, including in epidemiology, risk assessment, and regulatory compliance.

In 2007, Exponent’s health professionals were retained to conduct an in-depth scientific study regarding the safety of gaming chips used in a casino environment. Exponent completed a study to determine the likelihood that the handling of the gaming chips would produce any significant health risk to the players or dealers.

Center for Public Health & Industrial Hygiene

This center is composed of scientists, engineers, physicians and industrial hygienists, with specialized training in the anticipation, recognition, evaluation, risk assessment and control of human health hazards. At Exponent, our professional staff conducts workplace, community and food and water exposure measurements, and evaluates risk to human health. We have developed, implemented and are overseeing workforce biomonitoring programs for industrial clients. We also assisted in the development of an emergency response plan for business and employees that also addresses community emergency response issues. In 2007, we also provided consultation to global companies addressing ongoing travel health issues, preparations for SARs-like events and pandemic influenza.

Human Factors

Our Human Factors practice analyzes human cognition and behavior to guide product design decisions to provide better product safety and usability. Working in conjunction with other Exponent practices, our scientists look at ways to improve product design, as well as review safety information and training to help change human behavior and reduce accidents.

As part of our work, Exponent scientists analyze the developmental abilities and limitations of children at different ages, the ways these impact how children engage in activities and use products in different environments, and how caregivers respond to children’s needs and safety concerns. Exponent scientists investigate the accident patterns that are unique to children (e.g., choking, suffocation, drowning and poisoning) and the effectiveness of strategies used to reduce child injury. As part of this work, Exponent scientists have tested children of various ages to examine the ways in which they are able to use a variety of products, including those intended for child use (e.g., high chairs, car seats and toys) and those not intended for child use (e.g., lighters and motor vehicles).

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

Mechanical Engineering & Materials Science

As part of the largest technical practice at Exponent, our mechanical engineers and materials scientists have both an academic and “real-world” understanding of their field, including reliability and hazard evaluation, design assessment and materials life prediction. We routinely work with manufacturers to assess risks to their products during their design and manufacturing phases of product development. In addition, we help manufacturers analyze allegations of defective design by federal regulatory agencies such as the Consumer Product Safety Commission.

At the request of the Inter-American Development Bank, Exponent evaluated the integrity of the pipeline components in the Camisea Transportation System in Peru, which experienced five spill incidents between December 2004 and March of 2006, and a sixth spill incident in April 2007. The intent of our investigation was to develop a risk profile for the two component pipelines and identify the factors that contributed to the incidents. During our investigation of causal factors in the five incidents and assessment of pipeline integrity, Exponent made recommendations to Transportadora de Gas del Peru S.A. (TgP) in order to improve future pipeline integrity by mitigating and controlling identified risks to the system.

Statistical & Data Sciences

All living humans continually bear a certain degree of risk of injury or death. Exponent’s Statistical & Data Sciences practice specializes in determining whether a particular activity or product poses an unreasonable risk. Risk estimation involves establishing a reference period and then collecting information about the number of injuries (or other adverse events) suffered and the amount of exposure during this period.

Exponent recently developed and proposed the design of an experimental study to determine which concrete mixes will possess minimum permeability at cryogenic temperatures. Factors of interest included water/cement ratio, age at filling and percent of silica. Observations at systematically chosen factor-level combinations, depicted as points along the edges of a cube, can be used to estimate the response surface and the manufacturing settings that will produce optimum results. Planning for implementation of the study is underway.

Technology Development

Drawing on our multidisciplinary engineering, testing and failure analysis and prevention expertise, our Technology Development practice specializes in harnessing commercial technologies to develop effective military equipment and systems.

In 2007, Exponent assisted the Army’s Rapid Equipping Force to develop the Rapid Deployment Integrated Surveillance System (RDISS) to improve situational awareness for soldiers at joint security stations and combat outposts throughout Iraq. The new surveillance system minimizes soldiers’ exposure to harm while providing continual observation in operating areas. The RDISS system was fielded in Iraq after just three weeks of design and manufacturing. An indefinite-delivery-quantity (IDIQ) contract for the RDISS systems was awarded in October. We also continued to supply the U.S. Army with MARCbot – our multifunction, agile remote controlled robot for use in reconnaissance missions.

Thermal Sciences

Exponent has investigated and analyzed thousands of fires and explosions ranging from high loss disasters at manufacturing facilities to small insurance claims. Information gained from these analyses has helped us assist clients in assessing preventative measures related to the design of their products.

In 2007, Exponent continued to expand its presence in the energy industry. Working with the Liquified Natural Gas (LNG) industry, our consultants have developed a modeling approach to quantify the fog generation, dispersion and dissipation caused by the cold air effluent from a large field of ambient air vaporizers (AAVs). Exponent developed this modeling approach to successfully address questions and concerns from regulatory agencies with regards to the potential effects on visibility from the fog cloud due to the AAV operation

Vehicle Analysis

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

We recently completed a patent infringement evaluation of an automotive security system. The primary issue involved was the manner in which the internal parts of the security sensor moved. Exponent used high-speed film to document and analyze the motions of the two different sensors.

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

EMPLOYEES

As of December 28, 2007, we employed 875 full-time and part-time employees, including 584 engineering and scientific staff, 106 technical support staff and 185 administrative and support staff. Our staff includes 497 employees with advanced degrees, of which 304 employees have achieved the level of Ph.D. or M.D.

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

EXECUTIVE OFFICERS

The executive officers of Exponent and their ages as of March 5, 2008 are as follows:

Name	Age	Position
Michael R. Gaulke	62	Chief Executive Officer and Chairman of the Board of Directors

Paul R. Johnston, Ph.D.	54	President and Chief Operating Officer

Elizabeth L. Anderson, Ph.D.	68	Group Vice President

Paul D. Boehm, Ph.D.	59	Group Vice President

Robert D. Caligiuri, Ph.D.	56	Group Vice President

Subbaiah V. Malladi, Ph.D.	61	Chief Technical Officer

John E. Moalli, Sc.D.	43	Group Vice President

John D. Osteraas, Ph.D.	54	Group Vice President

Richard L. Schlenker, Jr.	42	Chief Financial Officer and Corporate Secretary

Executive officers of Exponent are appointed by the Board of Directors and serve at the discretion of the Board or until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

Michael R. Gaulke joined the Company in September 1992, as Executive Vice President and Chief Financial Officer. He was named President in March 1993 and he was appointed as a member of the Board of Directors of the Company in January 1994. He assumed his current role of Chief Executive Officer in June 1996, and was appointed Chairman of the Board of Directors in May 2007. From November 1988 to September 1992, Mr. Gaulke served as Executive Vice President and Chief Financial Officer at Raynet Corporation, a subsidiary of Raychem Corporation. Prior to joining Raynet, Mr. Gaulke was Executive Vice President and Chief Financial Officer of Spectra Physics, Inc., where he was employed from 1979 to 1988. From 1972 to 1979, Mr. Gaulke served as a consultant with McKinsey & Company. Mr. Gaulke is a member of the Board of Directors of Cymer, Inc. and serves on the Board of Trustees of the Palo Alto Medical Foundation. Mr. Gaulke received an M.B.A. (1972) in Marketing and Operations from the Stanford University Graduate School of Business and a B.S.

(1968) in Electrical Engineering from Oregon State University.

Paul R. Johnston, Ph.D., joined the Company in 1981, was promoted to Principal Engineer in 1987, and to Vice President in 1996. In 1997, he assumed responsibility for the firm’s network of offices. In July 2003, he was appointed Chief Operating Officer and added responsibility for the Health and Environmental Groups. In 2006, he assumed line responsibility for all of the firm’s consulting groups. Dr. Johnston was named President in May 2007. He received his Ph.D. (1981) in Civil Engineering and M.S. (1977) in Structural Engineering from Stanford University. He received his B.A.I. (1976) in Civil Engineering with First Class Honors from Trinity College, University of Dublin, Ireland where he was elected a Foundation Scholar in 1975. Dr. Johnston is a Registered Professional Civil Engineer in the State of California and a Chartered Engineer in Ireland.

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

John D. Osteraas, Ph.D., worked for the Company from 1982 to 1985 as a Senior Engineer. He rejoined the Company in 1990 as a Managing Engineer. He was promoted to Principal Engineer in 1992 and Group Vice President in 2006. Dr. Osteraas received his Ph.D. (1990) in Civil Engineering and M.S. (1977) in Civil Engineering: Structural Engineering from Stanford University and B.S. (1976) in Civil and Environmental Engineering from the University of Wisconsin. Dr. Osteraas is a Registered Professional Engineer in nine states and is a Fellow of the American Society of Civil Engineers.

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

Customer Concentration

We currently derive and believe that we will continue to derive a significant portion of our revenues from clients, organizations and insurers related to the transportation industry and the government sector. For the fiscal year ended December 28, 2007 transportation industry related engagements accounted for approximately 14% of our revenues and government sector related engagements accounted for approximately 14% of our revenues. The loss of any large client, organization or insurer related to the transportation industry or the government sector could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, we lease office, warehouse and laboratory space in 21 other locations in 13 states and the District of Columbia, as well as in Germany, China, Switzerland and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2007 for all leased properties was $4,996,000.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

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

Stock prices by quarter	High	Low
Fiscal Year Ended December 29, 2006:
First Quarter	$16.63	$14.27
Second Quarter	$17.00	$14.94
Third Quarter	$17.55	$14.70
Fourth Quarter	$19.05	$16.60

Fiscal Year Ended December 28, 2007:
First Quarter	$19.95	$17.27
Second Quarter	$23.32	$19.85
Third Quarter	$26.43	$20.70
Fourth Quarter	$30.21	$25.40

As of February 22, 2008, there were 371 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We have never paid cash dividends on our common stock. See Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended December 28, 2007 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
September 29 to October 26	—	—	—	$21,366
October 27 to November 23	40	$27.60	40	$20,262
November 24 to December 28	149	$27.66	149	$16,136

Total	189	$27.65	189

(1)

In April 2006, the Company’s Board of Directors approved up to $35 million for repurchases of the Company’s common stock. On May 22, 2007, the Company’s Board of Directors authorized an additional $35 million for stock repurchases. These plans have no expiration date.

COMPANY STOCK PRICE PERFORMANCE GRAPH

The graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2002 through 2007 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2002. Note that the historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
(In thousands, except per share data)	2007	2006	2005	2004	2003
Consolidated Statements of Income Data:

Revenues before reimbursements	$183,139	$156,742	$142,861	$138,718	$125,943
Revenues	$205,148	$168,496	$155,196	$151,509	$139,676
Operating income	$29,944	$20,189	$20,380	$19,324	$16,902
Net income	$20,341	$14,194	$14,186	$12,040	$10,166

Net income per share:
Basic	$1.36	$0.89	$0.88	$0.78	$0.71
Diluted	$1.25	$0.83	$0.81	$0.71	$0.64

Consolidated Balance Sheet Data:

Cash and cash equivalents	$10,700	$5,238	$13,216	$4,680	$5,666
Short-term investments	$53,034	$52,844	$55,682	$55,366	$35,932
Working capital	$88,794	$81,280	$93,755	$78,972	$57,519
Total assets	$182,391	$161,216	$164,241	$144,132	$121,842
Long-term liabilities	$6,509	$6,185	$4,631	$2,571	$2,494
Total stockholders’ equity	$131,919	$124,305	$133,200	$117,022	$95,118

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the assumptions, judgements and estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Revenue recognition. We derive our revenues primarily from professional fees earned on consulting engagements, product sales in our technology development practice, fees earned for the use of our equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to our clients.

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

All contracts are subject to review by management, which requires a positive assessment of the collectibility of contract amounts. If, during the course of the contract, we determine that collection of revenue is not reasonably assured, we do not recognize the revenue until its collection becomes reasonably assured, which in those situations would generally be upon receipt of cash. We assess collectibility based on a number of factors, including past transaction history with the client, as well as the credit-worthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

Estimating the allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for doubtful accounts based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions and changes in customer payment terms. As of December 28, 2007, our accounts receivable balance was $59.8 million, net of an allowance for doubtful accounts of $2.2 million.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES FOR FISCAL YEARS			PERIOD TO PERIOD CHANGE
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenues	100.0%	100.0%	100.0%	21.8%	8.6%

Operating expenses:
Compensation and related expenses	58.2	62.8	60.5	12.9	12.7
Other operating expenses	10.6	11.8	12.0	8.9	6.8
Reimbursable expenses	10.7	7.0	8.0	87.2	(4.7)
General and administrative expenses	5.9	6.4	6.4	11.4	9.2

	85.4	88.0	86.9	18.1	10.0

Operating income	14.6	12.0	13.1	48.3	(0.9)

Other income, net	1.8	2.0	1.5	8.6	51.4

Income before income taxes	16.4	14.0	14.6	42.6	4.2

Provision for income taxes	6.5	5.6	5.5	41.6	11.3

Net income	9.9%	8.4%	9.1%	43.3%	0.1%

OVERVIEW OF THE YEAR ENDED DECEMBER 28, 2007

During fiscal 2007, we had a 21.8% increase in revenues as compared to fiscal 2006. This growth was driven by a broad set of practices including technology development, health sciences, mechanical engineering & materials science, vehicle analysis, electrical & semiconductors and eco-sciences. Our technology development practice had a strong year as we continued to support the U.S. Army’s efforts in Afghanistan and Iraq. In our health sciences group we expanded our business, providing solutions to complex health problems that require an experienced team of multi-disciplined health professionals. Our mechanical engineering & materials science practice continued to expand our portfolio of projects in the energy sector and product design consulting work for consumer electronics companies. In our vehicle analysis practice, we continued to grow our business, providing design analysis, vehicle crash testing, component testing and accident reconstruction services.

Our revenue growth was driven primarily by an increase in billable hours, higher billing rates and an increase in product sales in our technology development practice. Total billable hours increased 9.0% to 825,000 during fiscal 2007 as compared to 757,000 during fiscal 2006. The increase in billable hours was supported by an increase in utilization and technical full-time equivalent employees. Utilization increased to 68% for fiscal 2007 as compared to 64% for fiscal 2006. This increase in utilization was due to an increase in demand for our services across a broad set of practices. Technical full-time equivalent employees increased by 2.3% to 581 during fiscal 2007 as compared to 568 during fiscal 2006. This increase in technical full time equivalent employees was due to our continued recruiting and retention efforts. Product sales in our technology development practice increased 272% to $11.9 million for fiscal 2007 as compared to $3.2 million for fiscal 2006. This increase in product sales was primarily due to an increase in sales of robots and surveillance systems to the U.S. Army.

Due to the increase in utilization, the increase in product sales and the management of our operating expenses we were able to leverage this revenue growth to improve operating income by 48.3% and net income by 43.3%.

FISCAL YEARS ENDED DECEMBER 28, 2007, AND DECEMBER 29, 2006

Revenues

Our revenues consist of professional fees earned on consulting engagements, product sales in our technology development practice, fees for use of our equipment and facilities, as well as reimbursements for outside direct expenses associated with the services performed that are billed to our clients. We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 included 52 weeks of activity.

	Fiscal Years		Percent Change
(In thousands)	2007	2006
Engineering and other scientific	$157,987	$130,960	20.6%
Percentage of total revenues	77.0%	77.7%
Environmental and health	47,161	37,536	25.6%
Percentage of total revenues	23.0%	22.3%

Total revenues	$205,148	$168,496	21.8%

The increase in revenues for our engineering and other scientific segment during fiscal 2007 was the result of an increase in billable hours, higher billing rates and an increase in product sales in our technology development practice. During fiscal 2007, billable hours for this segment increased by 6.0% to 617,000 as compared to 582,000 during fiscal 2006. The increase in billable hours was supported by an increase in utilization and technical full-time equivalent employees. Utilization for this segment increased to 69% for fiscal 2007 as compared to 67% for fiscal 2006. Technical full-time equivalents for this segment increased by 3.1% to 432 during fiscal 2007 as compared to 419 during fiscal 2006. Product sales in our technology development practice increased 272% to $11.9 million for fiscal 2007 as compared to $3.2 million for fiscal 2006.

The increase in revenues for our environmental and health segment during fiscal 2007 was the result of an increase in billable hours and higher billing rates. During fiscal 2007 billable hours for this segment increased by 18.9% to 208,000 as compared to

175,000 during fiscal 2006. This increase in billable hours was supported by an increase in utilization. Utilization for this segment increased to 67% for fiscal 2007 as compared to 57% for fiscal 2006. Technical full-time equivalents for this segment were 149 for fiscal 2007 and 2006.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

	Fiscal Years		Percent Change
(In thousands)	2007	2006
Compensation and related expenses	$119,496	$105,860	12.9%
Percentage of total revenues	58.2%	62.8%

The increase in compensation and related expenses during fiscal 2007 was due to an increase in payroll expense, bonus expense and stock-based compensation. Payroll expense increased by $6.8 million due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Bonus expense increased by $6.2 million due to a corresponding increase in profitability. Stock-based compensation increased by $401,000 due to additional restricted stock unit grants during 2007. We expect compensation and related expenses to increase due to the anticipated hiring of additional staff and the impact of future annual salary increases.

Other Operating Expenses

	Fiscal Years		Percent Change
(In thousands)	2007	2006
Other operating expenses	$21,662	$19,886	8.9%
Percentage of total revenues	10.6%	11.8%

Other operating expenses primarily include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $961,000 in occupancy expense, an increase of $273,000 in computer-related expenses and a $236,000 increase in depreciation and amortization. The increase in occupancy expense, computer-related expenses, and depreciation and amortization were due to expansion in certain offices to support our increase in technical-full time equivalent employees. We anticipate other operating expenses to increase due to the support associated with the anticipated hiring of additional staff and the anticipated expansion of our offices.

Reimbursable Expenses

	Fiscal Years		Percent Change
(In thousands)	2007	2006
Reimbursable expenses	$22,009	$11,754	87.2%
Percentage of total revenues	10.7%	7.0%

The increase in reimbursable expenses during fiscal 2007 was primarily due to a $6.0 million increase in project related costs associated with product sales in our technology development practice.

General and Administrative Expenses

	Fiscal Years		Percent Change
(In thousands)	2007	2006
General and administrative expenses	$12,037	$10,807	11.4%
Percentage of total revenues	5.9%	6.4%

The increase in general and administrative expenses during fiscal 2007 was primarily due to an increase in travel and meals of $560,000 and an increase in bad debt of $300,000. The increase in travel and meals was primarily due to the costs associated with a manager’s meeting held during 2007 and an increase in technical full-time equivalent employees. The increase in bad debt expense was due to an increase in write-offs and an increase in our allowance for doubtful accounts.

Other Income and Expense

	Fiscal Years		Percent Change
(In thousands)	2007	2006
Other income and expense	$3,681	$3,389	8.6%
Percentage of total revenues	1.8%	2.0%

Other income and expense, net, consists primarily of investment income earned on available cash, cash equivalents and short-term investments, rental income from leasing excess space in our Silicon

Valley facility, and changes in the value of assets associated with our deferred compensation plan. The increase in other income and expense during fiscal 2007 was primarily due to an increase in rental income of $421,000 due to the addition of a new tenant in our Silicon Valley facility during fiscal 2007. The increase in rental income was partially offset by a smaller increase in the fair value of deferred compensation plan assets. The fair value of deferred compensation plan assets increased by $356,000 during fiscal 2007 as compared to an increase of $581,000 during fiscal 2006.

Income Taxes

	Fiscal Years		Percent Change
(In thousands)	2007	2006
Income taxes	$13,284	$9,384	41.6%
Percentage of total revenues	6.5%	5.6%
Effective tax rate	39.5%	39.8%

The increase in income tax expense was due to a corresponding increase in pre-tax income.

FISCAL YEARS ENDED DECEMBER 29, 2006, AND DECEMBER 30, 2005

	Fiscal Years		Percent Change
(In thousands)	2006	2005
Engineering and other scientific	$130,960	$119,037	10.0%
Percentage of total revenues	77.7%	76.7%
Environmental and health	37,536	36,159	3.8%
Percentage of total revenues	22.3%	23.3%

Total revenues	$168,496	$155,196	8.6%

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

The increase in general and administrative expenses during fiscal 2006 was primarily due to an increase in travel and meals of $388,000 and an increase in other professional services of $295,000. The increase in travel and meals was primarily due to our increase in technical full-time equivalent employees and an increase in business development activities. The increase in other professional services was primarily due to $216,000 in sub-contractor fees related to a potential project with the U. S. government that was not executed by the end of fiscal 2004. This project was executed during the first quarter of fiscal 2005 and the sub-contractor fees previously expensed were recovered. The recovery of these expenses during fiscal 2005 contributed to the period-to-period increase in outside consulting services.

Other Income and Expense

	Fiscal Years		Percent Change
(In thousands)	2006	2005
Other income and expense	$3,389	$2,238	51.4%
Percentage of total revenues	2.0%	1.5%

The increase in other income and expense during fiscal 2006 was primarily due to an increase in interest income of $723,000, an increase in the fair value of deferred compensation plan assets of $581,000 during fiscal 2006 as compared to $330,000 during fiscal 2005 and an increase in rental income of $94,000. The increase in interest income was due to higher balances of cash, cash equivalents and short-

term investments and an increase in short term interest rates. Rental income increased due to the addition of a new tenant in our Silicon Valley facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, we expect to adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. We are currently evaluating FAS 157, but do not expect the partial adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after November 15, 2008. We intend to adopt SFAS 141R and SFAS 160 in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2007	2006	2005
Net cash provided by (used in):
Operating activities	$26,950	$19,582	$13,815
Investing activities	$(3,915)	$(795)	$(4,347)
Financing activities	$(17,633)	$(26,974)	$(869)

We financed our business in fiscal 2007 principally through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. At the end of fiscal 2007, we had $63.7 million in cash, cash equivalents and short-term investments compared to $58.1 million at the end of the prior year.

The increase in cash provided by operating activities during fiscal 2007 as compared to fiscal 2006 was due to an increase in net income, a larger increase in accrued payroll and employee benefits, a larger increase in accounts payable and accrued liabilities, and an increase in stock-based compensation partially offset by a larger increase in accounts receivable. The larger increase in accrued payroll and employee benefits was primarily due to an increase in accrued bonuses driven by a corresponding increase in profitability. The larger increase in accounts payable and accrued liabilities was due to the timing of payments to our vendors. The increase in stock-based compensation was due to additional restricted stock unit grants during fiscal 2007 and an increase in the accrued bonus that we expect to settle with fully vested restricted stock units. The larger increase in accounts receivable was due to an increase in revenues. Days sales outstanding decreased to 88 days at the end of fiscal 2007 as compared to 94 days at the end of fiscal 2006.

The increase in cash provided by operating activities during fiscal 2006 as compared to fiscal 2005 was due to a smaller increase in accounts receivable and an increase in stock-based compensation partially offset by an increase in deferred income taxes. The smaller increase in accounts receivable was driven by lower days sales outstanding, which decreased to 94 days at the end of fiscal 2006 as compared to 101 days at the end of fiscal 2005. Stock-based compensation was $4.4 million during fiscal 2006 as compared to $2.1 million during fiscal 2005. The increase in stock-based compensation was primarily due to the adoption of SFAS 123(R) during fiscal 2006. During fiscal 2006 deferred income taxes were $3.2 million as compared to $1.5 million during fiscal 2005. The increase in deferred income taxes was due to the corresponding increase in stock-based compensation expense and an increase in amounts deferred under our non-qualified deferred compensation plan.

During fiscal 2007, 2006 and 2005, net cash used in investing activities primarily related to the purchase and sale or maturity of short-term investments.

The decrease in net cash used in financing activities during fiscal 2007, as compared to fiscal 2006, was due to a decrease in repurchases of our common stock under our stock repurchase programs partially offset by an increase in proceeds from the issuance of common stock. Proceeds from the issuance of common stock are primarily related to the exercise of employee stock options and the purchase of common stock under our employee stock purchase plan. The increase in net cash used in financing activities during fiscal 2006 was primarily due to an increase in repurchases of our common stock under our stock repurchase programs.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of December 28, 2007 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2008	$5,465	$47	$1,026	$6,538
2009	5,171	37	—	5,208
2010	3,895	3	—	3,898
2011	3,240	2	—	3,242
2012	3,044	—	—	3,044
Thereafter	5,194	—	—	5,194

	$26,009	$89	$1,026	$27,124

The above table does not reflect unrecognized tax benefits of $265,000, the timing of which is uncertain. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $4.7 million were recorded as a long-term liability on our consolidated balance sheet at December 28, 2007. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of December 28, 2007 invested amounts under the plan of $4.9 million were recorded as a long-term asset on our consolidated balance sheet.

We have a revolving reducing mortgage note with a total available borrowing amount of $15.4 million and an outstanding balance of $0 as of February 22, 2008. Any amounts borrowed under the revolving reducing mortgage note are due and payable on January 31, 2009. We believe that our funds generated from operations will provide adequate cash to fund our anticipated cash needs through at least the next twelve-month period.

In addition, we believe that the our funds generated from operations will provide adequate cash to fund our anticipated long-term cash needs beyond the next twelve-month period; however, we intend to grow our business by pursuing potential acquisitions, which could increase the need for additional sources of funds over the long-term.

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

Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investments. We do not use derivative financial instruments in our short-term investment portfolio. The average effective maturity of our investment portfolio of short-term investments and cash equivalents at December 28, 2007 was 0.76 years.

Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

We are exposed to liquidity and credit risk associated with our municipal auction rate securities. In the event of a failed auction we would not have access to these funds until a future auction is successful. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate we may be required to adjust the carrying value of these investments through an impairment charge. Included within our investment portfolio at February 22, 2008 is one AAA rated municipal auction rate security valued at $1.0 million. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash we do not expect any lack of liquidity related to this investment to negatively impact our ability to operate our business as usual.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2007.

(c)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to our directors, code of ethics and compliance with section 16(a) of the Exchange Act is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Proposal No. 1: Election of Directors,” “Code of Business Conduct and Corporate Governance” and “Compliance with Section 16(a) of the Exchange Act.” See Item 1 for information regarding the executive officers of the Company.

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

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Related Party Transactions” and “Proposal No. 1 – Election of Directors”.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Principal Accounting Fees and Services”.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are included herewith:

2.	Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended December 28, 2007, December 29, 2006 and December 30, 2005 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Exponent, Inc.

Page
Schedule II - Valuation and qualifying accounts	52

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page
(a) Exhibit Index	53

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of December 28, 2007 and December 29, 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2007. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule II. We also have audited the Company’s internal control over financial reporting as of December 28, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of December 28, 2007 and December 29, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Exponent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

As discussed in Note 1 to the consolidated financial statements, effective December 31, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

KPMG LLP

San Francisco, California

March 5, 2008

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2007	2006	2005
Revenues:
Revenues before reimbursements	$183,139	$156,742	$142,861
Reimbursements	22,009	11,754	12,335

Revenues	205,148	168,496	155,196

Operating expenses:
Compensation and related expenses	119,496	105,860	93,963
Other operating expenses	21,662	19,886	18,618
Reimbursable expenses	22,009	11,754	12,335
General and administrative expenses	12,037	10,807	9,900

	175,204	148,307	134,816

Operating income	29,944	20,189	20,380
Other income:
Interest income, net	1,821	1,927	1,205
Miscellaneous income, net	1,860	1,462	1,033

Income before income taxes	33,625	23,578	22,618

Provision for income taxes	13,284	9,384	8,432

Net income	$20,341	$14,194	$14,186

Net income per share:
Basic	$1.36	$0.89	$0.88
Diluted	$1.25	$0.83	$0.81
Shares used in per share computations:
Basic	15,007	15,883	16,212
Diluted	16,322	17,196	17,538

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

	Fiscal Years
(In thousands, except per share data)	2007	2006
Assets

Current assets:
Cash and cash equivalents	$10,700	$5,238
Short-term investments	53,034	52,844
Accounts receivable, net of allowance for doubtful accounts of $2,177 and $1,793, respectively	59,819	48,208
Prepaid expenses and other assets	5,754	3,484
Deferred income taxes	3,450	2,232

Total current assets	132,757	112,006

Property, equipment and leasehold improvements, net	29,409	29,577
Goodwill	8,607	8,607
Deferred income taxes	5,969	4,602
Other assets	5,649	6,424

	$182,391	$161,216

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$7,139	$4,887
Accrued payroll and employee benefits	30,366	21,773
Deferred revenues	6,458	4,066

Total current liabilities	43,963	30,726

Other liabilities	89	142
Deferred compensation	4,665	4,946
Deferred rent	1,755	1,097

Total liabilities	50,472	36,911

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value; 100,000 shares authorized; 16,427 shares issued	16	16
Additional paid-in capital	59,772	50,799
Accumulated other comprehensive income	347	93
Retained earnings	113,018	101,226
Treasury stock, at cost: 2,068 and 1,714 shares held, respectively	(41,234)	(27,829)

Total stockholders’ equity	131,919	124,305

	$182,391	$161,216

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2007	2006	2005
Net income	$20,341	$14,194	$14,186

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	150	154	(133)
Unrealized gain arising during the period on short-term investments, net of tax	104	32	5

Comprehensive income	$20,595	$14,380	$14,058

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury Stock		Total
(In thousands)	Shares	Amount				Shares	Amount
Balance at December 31, 2004	16,012	$16	$41,367	$114	$75,525	—	$—	$117,022
Employee stock purchase plan	76	—	773	—	(50)	(86)	1,037	1,760
Exercise of stock options, net of swaps	104	—	(192)	—	(1,339)	(276)	3,270	1,739
Tax benefit for stock option plans	—	—	1,068	—	—	—	—	1,068
Amortization of unrecognized stock-based compensation	—	—	604	—	—	—	—	604
Purchase of treasury shares	—	—	—	—	—	362	(4,307)	(4,307)
Foreign currency translation adjustments	—	—	—	(212)	—	—	—	(212)
Issuance of restricted stock units	—	—	1,342	—	—	—	—	1,342
Unrealized gain on investments	—	—	—	5	—	—	—	5
Other	—	—	(7)	—	—	—	—	(7)
Net income	—	—	—	—	14,186	—	—	14,186

Balance at December 30, 2005	16,192	16	44,955	(93)	88,322	—	—	133,200
Employee stock purchase plan	14	—	231	—	(10)	(35)	566	787
Exercise of stock options, net of swaps	221	—	1,097	—	(1,280)	(104)	1,695	1,512
Tax benefit for stock option plans	—	—	869	—	—	—	—	869
Amortization of unrecognized stock-based compensation	—	—	2,197	—	—	—	—	2,197
Purchase of treasury shares	—	—	—	—	—	1,853	(30,090)	(30,090)
Foreign currency translation adjustments	—	—	—	154	—	—	—	154
Issuance of restricted stock units	—	—	1,450	—	—	—	—	1,450
Unrealized gain on investments	—	—	—	32	—	—	—	32
Net income	—	—	—	—	14,194	—	—	14,194

Balance at December 29, 2006	16,427	16	50,799	93	101,226	1,714	(27,829)	124,305

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury Stock		Total
(In thousands)	Shares	Amount				Shares	Amount
Balance at December 29, 2006	16,427	16	50,799	93	101,226	1,714	(27,829)	124,305
Employee stock purchase plan	—	—	198	—	23	(35)	555	776
Exercise of stock options, net of swaps	—	—	(132)	—	(8,382)	(641)	10,036	1,522
Tax benefit for stock option plans	—	—	3,989	—	—	—	—	3,989
Amortization of unrecognized stock-based compensation	—	—	2,630	—	—	—	—	2,630
Purchase of treasury shares	—	—	—	—	—	1,042	(24,186)	(24,186)
Foreign currency translation adjustments	—	—	—	150	—	—	—	150
Issuance of restricted stock units	—	—	2,288	—	—	—	—	2,288
Settlement of restricted stock units	—	—	—	—	(190)	(12)	190	—
Unrealized gain on investments	—	—	—	104	—	—	—	104
Net income	—	—	—	—	20,341	—	—	20,341

Balance at December 28, 2007	16,427	$16	$59,772	$347	$113,018	2,068	$(41,234)	$131,919

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$20,341	$14,194	$14,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,845	3,628	3,432
Amortization of premiums and accretion of discounts of short-term investments	309	532	1,040
Contribution to deferred compensation plan	—	(1,000)	—
Amortization of deferred compensation contribution	632	314	—
Deferred rent expense	658	(47)	57
Provision for doubtful accounts	2,486	1,634	1,158
Stock-based compensation	6,195	4,414	2,055
Deferred income tax provision	(2,652)	(3,158)	(1,477)
Tax benefit for stock option plans	(3,989)	(869)	1,068
Changes in operating assets and liabilities:
Accounts receivable	(14,097)	(3,631)	(8,783)
Prepaid expenses and other assets	(1,126)	(791)	(684)
Accounts payable and accrued liabilities	5,484	1,564	(194)
Accrued payroll and employee benefits	6,472	1,096	1,274
Deferred revenues	2,392	1,702	683

Net cash provided by operating activities	26,950	19,582	13,815

Cash flows from investing activities:
Capital expenditures	(3,677)	(3,205)	(3,015)
Other assets	90	57	8
Purchase of short-term investments	(99,371)	(117,569)	(82,435)
Sale/maturity of short-term investments	99,043	119,922	81,095

Net cash used in investing activities	(3,915)	(795)	(4,347)

Cash flows from financing activities:
Repayments of borrowings	(51)	(52)	(61)
Tax benefit for stock option plans	3,989	869	—
Repurchase of common stock	(24,647)	(30,090)	(4,307)
Issuance of treasury stock	3,076	986	2,174
Issuance of common stock	—	1,313	1,325

Net cash used in financing activities	(17,633)	(26,974)	(869)

Effect of foreign currency exchange rates on cash and cash equivalents	60	209	(63)

Net increase (decrease) in cash and cash equivalents	5,462	(7,978)	8,536
Cash and cash equivalents at beginning of year	5,238	13,216	4,680

Cash and cash equivalents at end of year	$10,700	$5,238	$13,216

See accompanying notes to the Consolidated Financial Statements.

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal periods 2007, 2006 and 2005 included 52 weeks of activity and ended on December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

Stock Split

On May 24, 2006, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to (i) increase the number of authorized shares of common stock to 100,000,000, (ii) increase the number of authorized shares of preferred stock to 5,000,000, and (iii) effect a two-for-one stock split. As a result of the stock split, each shareholder of record at the close of business on May 24, 2006, received one additional share of common stock for each share held. For periods prior to the stock split, all share and per share data in the Company’s consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split.

The Company committed to stockholders in a letter dated May 23, 2006 to limit its use of the increased authorized capital stock to 40 million common shares, and 2 million preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock.

Revenue Recognition

The Company derives its revenues primarily from professional fees earned on consulting engagements, product sales in its technology development practice, fees earned for the use of its equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to its clients.

The Company reports service revenues net of subcontractor fees. The Company has determined that it is not the primary obligor with respect to these subcontractors because:

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

Product revenue is recognized, when both title and risk of loss transfer to the customer and customer acceptance has occurred, provided that no significant obligations remain. Revenue from multiple-element arrangements is allocated based on the relative fair value of each element, which is generally based on the relative sales price for each element when sold separately. If the fair value of one or more delivered elements cannot be determined revenue is allocated based on the residual method.

Gross revenues and reimbursements for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively, were:

	Fiscal Years
(In thousands)	2007	2006	2005
Gross revenues	$210,253	$173,084	$167,994
Less: Subcontractor fees	5,105	4,588	12,798

Revenues	205,148	168,496	155,196

Reimbursements:
Out-of-pocket travel reimbursements	4,525	4,548	3,989
Other outside direct expenses	17,484	7,206	8,346

	22,009	11,754	12,335

Revenues before reimbursements	$183,139	$156,742	$142,861

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

All contracts are subject to review by management, which requires a positive assessment of the collectibility of contract amounts. If, during the course of the contract, the Company determines that collection of revenue is not reasonably assured, it does not recognize the revenue until its collection becomes reasonably assured, which in those situations would generally be upon receipt of cash. The Company assesses collectibility based on a number of factors, including past transaction history with the client, as well as the credit-worthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal 2007, 2006 or 2005.

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

When determining whether the carrying value of amortizable intangible assets is impaired, based upon the existence of one or more of the above factors, the Company compares the carrying amount of the asset to the undiscounted future cash flows to be generated by the asset. If such cash flows are less than the carrying amount, the assets are tested for impairment. The impairment is measured and recognized as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company did not recognize any goodwill impairment losses in fiscal 2007, 2006 or 2005.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects. The Company had $6,458,000 and $4,066,000 in deferred revenues as of December 28, 2007 and December 29, 2006, respectively.

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

SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. As a result, the adoption of SFAS 123(R) reduces net operating cash flows and increases net financing cash flows in the periods after the effective date. Total cash flow will remain unchanged from what would have been reported. Pursuant to the income tax provisions included in SFAS 123(R), the Company has elected the “short-cut method” of computing our hypothetical additional paid-in capital pool. SFAS 123(R) also requires that the Company estimate the number of awards that are expected to vest and to revise the estimate as actual forfeitures differ from that estimate. Previously, the Company accounted for forfeitures under the provisions of SFAS 123, wherein the Company recognized forfeitures as they occurred. The Company estimated the forfeiture rates based on its historical experience.

Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2007	2006	2005
Shares used in basic per share computation	15,007	15,883	16,212
Effect of dilutive common stock options outstanding	1,042	1,143	1,268
Effect of non-vested restricted stock units outstanding	273	170	58

Shares used in diluted per share computation	16,322	17,196	17,538

There were no options excluded from the diluted per share calculation for the fiscal years ended December 28, 2007 and December 29, 2006. Common stock options to purchase 5,000 shares were excluded from the diluted per share calculation for the fiscal year ended December 30, 2005 due to their antidilutive effect.

Recent Accounting Pronouncements

The Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on December 30, 2006. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the benefit of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. However, the tax disclosures in the consolidated financial statements have been updated to comply with the adopted standard.

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of December 28, 2007:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$8,524	$—	$—	$8,524

Cash equivalents:
Money market securities	176	—	—	176
Commercial Paper	2,000	—	—	2,000

Total cash equivalents	2,176	—	—	2,176

Total cash and cash equivalents	10,700	—	—	10,700

Short-term investments:
State and municipal auction rate securities	2,500	—	—	2,500
State and municipal bonds	50,422	154	(42)	50,534

Total short-term investments	52,922	154	(42)	53,034

Total cash, cash equivalents and short-term investments	$63,622	$154	$(42)	$63,734

Cash, cash equivalents and short-term investments consisted of the following as of December 29, 2006:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$4,775	$—	$—	$4,775

Cash equivalents:
Money market securities	463	—	—	463

Total cash equivalents	463	—	—	463

Total cash and cash equivalents	5,238	—	—	5,238

Short-term investments:
State and municipal auction rate securities	9,300	—	—	9,300
State and municipal bonds	43,603	11	(70)	43,544

Total short-term investments	52,903	11	(70)	52,844

Total cash, cash equivalents and short-term investments	$58,141	$11	$(70)	$58,082

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 28, 2007:

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and municipal bonds	$4,881	$(9)	$3,621	$(33)	$8,502	$(42)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. All cash equivalents and short-term investments had effective maturities of three years or less, with an average effective maturity of 0.76 years as of December 28, 2007.

Note 3: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2007	2006
Property:
Land	$4,450	$4,450
Buildings	32,791	32,687
Construction in progress	419	681
Equipment:
Machinery and equipment	23,602	20,468
Office furniture and equipment	6,061	5,768
Leasehold improvements	6,885	6,689

	74,208	70,743
Less accumulated depreciation and amortization	44,799	41,166

Property, equipment and leasehold improvements, net	$29,409	$29,577

Depreciation and amortization for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, was $3,845,000, $3,614,000 and $3,398,000, respectively.

Note 4: Goodwill

Below is a breakdown of goodwill, reported by segment as of December 28, 2007:

(In thousands)	Environmental and health	Engineering and other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the year ended December 28, 2007. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the year ended December 28, 2007.

Note 5: Long-term Obligations

	Fiscal Years
(In thousands)	2007	2006
Capital leases	$89	$177
Other	47	45

	136	222
Less current installments	47	80

Long-term obligations, net of current portion	$89	$142

Principal payments due on capital lease obligations are $47,000, $37,000, $3,000, $2,000 and $0 in fiscal 2008 through fiscal 2012, respectively, and $0 thereafter. See Note 11 for information regarding the Company’s deferred compensation plan.

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. The Mortgage Note, which had an initial borrowing amount up to $30,000,000, is subject to automatic annual reductions in the amount available to be borrowed of between $1,250,000 to $2,053,000 per year until January 31, 2008, as scheduled in the Mortgage Note agreement. As of December 28, 2007, $17,448,000 was available to be borrowed and the outstanding balance was $0. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. The Company may from time to time during the term of the Mortgage Note borrow, partially or wholly repay its outstanding borrowings and re-borrow up to the maximum principal amounts, subject to the reductions in availability contained in the note. The Mortgage Note is also subject to two interest rate options of either prime less 1.5% (5.75% at December 28, 2007) or the fixed LIBOR plus 1.25% (5.75% at December 28, 2007) with a term option of one month, two months, three months, six months, nine months, or twelve months. Interest will be paid on a monthly basis. Principal amounts subject to the prime interest rate may be repaid at any time without penalty.

Principal amounts subject to the fixed LIBOR rate may also be repaid at any time but are subject to a prepayment penalty if paid before the fixed rate term, or additional interest if paid after the fixed rate term.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2007	2006
Billed accounts receivable	$42,967	$32,527
Unbilled accounts receivable	19,029	17,474
Allowance for doubtful accounts	(2,177)	(1,793)

Total accounts receivable, net	$59,819	$48,208

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2007	2006
Accounts payable	$4,117	$2,855
Accrued liabilities	3,022	2,032

Total accounts payable and other accrued liabilities	$7,139	$4,887

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2007	2006
Accrued bonuses payable	$17,651	$11,491
Accrued 401(k) contributions	4,965	4,790
Accrued vacation	5,236	4,568
Other accrued payroll and employee benefits	2,514	924

Total accrued payroll and employee benefits	$30,366	$21,773

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs.

Note 7: Income Taxes

Income before income taxes includes income from foreign operations of $1,943,000, $817,000 and $448,000 for fiscal 2007, 2006 and 2005, respectively.

Total income tax expense for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 consisted of the following:

	Fiscal Years
(In thousands)	2007	2006	2005
Current
Federal	$12,170	$9,883	$7,828
Foreign	684	271	122
State	3,072	2,387	1,959

	15,926	12,541	9,909
Deferred
Federal	(2,152)	(2,567)	(1,204)
State	(490)	(590)	(273)

	(2,642)	(3,157)	(1,477)

Total	$13,284	$9,384	$8,432

The Company’s effective tax rate differs from the statutory federal tax rate of 35% as shown in the following schedule:

	Fiscal Years
(In thousands)	2007	2006	2005
Tax at federal statutory rate	$11,767	$8,252	$7,916
State taxes, net of federal benefit	1,678	1,168	1,094
Tax exempt interest income	(613)	(654)	(424)
Non-deductible expenses	214	190	177
Non-deductible stock-based compensation	69	110	—
Other	169	318	(331)

Tax expense	$13,284	$9,384	$8,432

Effective tax rate	39.5%	39.8%	37.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2007 and December 29, 2006 are presented in the following schedule:

	Fiscal Years
(In thousands)	2007	2006
Deferred tax assets:
Accrued liabilities and allowances	$7,101	$5,307
Deferred compensation	4,308	3,247
Property, equipment and leasehold improvements	546	242
Other	—	55

Total deferred tax assets	11,955	8,851

Deferred tax liabilities:
State taxes	(622)	(448)
Deductible goodwill	(1,679)	(1,411)
Other	(235)	(158)

Total deferred tax liabilities	(2,536)	(2,017)

Net deferred tax assets	$9,419	$6,834

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 the net deduction in tax payable arising from employees’ stock option activity was $3,989,000, $869,000 and $1,068,000 respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years prior to 2004. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examination by tax authorities for years prior to 2003.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on December 30, 2006. At December 30, 2006, the Company had unrecognized tax benefits of $258,000, which primarily related to uncertainty regarding the sustainability of certain deductions taken on the Company’s federal and state income tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2006	$258,000
Additions based on tax positions related to the current year	54,000
Additions for tax positions of prior years	3,000
Reductions for tax positions of prior years	(45,000)
Settlements	(5,000)

Balance at December 28, 2007	$265,000

Unrecognized tax benefits are included in accounts payable and accrued liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at December 28, 2007.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. The Company committed to stockholders in a letter dated May 23, 2006 to limit its use to 2,000,000 preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock. None of the preferred shares were issued and outstanding at December 28, 2007 and December 29, 2006.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments and unrealized gains or losses on short-term investments.

Treasury Stock

Net losses related to the re-issuance of treasury stock of $8,549,000, $1,290,000 and $1,389,000 were recorded as a reduction to retained earnings during fiscal 2007, 2006 and 2005, respectively.

Repurchase of Common Stock

On May 22, 2007, the Company’s Board of Directors authorized an additional $35 million for stock repurchases. The Company repurchased 1,042,000 shares of its common stock for $24.2 million during the twelve months ended December 28, 2007. The Company repurchased 1,853,000 shares of its common stock for $30.1 million during the twelve months ended December 29, 2006. As of December 28, 2007, the Company had remaining authorization under its stock repurchase plan of $16.1 million to repurchase shares of common stock.

Note 9: Stock-Based Compensation

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (The “Purchase Plan”), amended in 1999, an annual increase can be added on each anniversary date of the adoption of the Plan equal to the lesser of: 400,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors. The Board of Directors did not approve an increase to this plan in 2007, 2006 or 2005. Qualified employees may elect to have a certain percentage (not to exceed 15%) of their salary withheld for purchase of stock pursuant to this plan. The Purchase Plan allows employees to purchase Company shares at 95% of the fair market value of the common stock on the date of purchase. As of December 28, 2007, 2,079,212 shares have been sold and 1,100,788 shares were available for issuance under the Purchase Plan. Weighted average purchase prices for shares sold under the plan in fiscal 2007, 2006 and 2005 were $22.33, $16.06 and $10.91, respectively.

Restricted Stock Plan

The Restricted Stock Plan was approved at the 1999 Stockholders’ Meeting. The terms of the restrictions are to be determined by the Board of Directors upon grant. This plan initially provided for 200,000 shares to be available for grant and includes a clause which states “that an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 400,000 shares, 2% of outstanding shares on such date or a lesser amount determined by the Board of Directors.” The Board of Directors approved increases of 296,000 shares, 320,000 shares and 320,000 shares in 2007, 2006 and 2005, respectively. As of December 28, 2007, 926,115 awards have been granted under the 1999 Restricted Stock Plan, 452,373 of which are outstanding.

Activity under the Restricted Stock Plan is as follows(1):

	Awards available for grant	Number of awards outstanding	Weighted- average fair value
Balance as of December 31, 2004	1,392,456	96,998	$11.51
Awards granted	(264,156)	264,156	12.09
Awards vested	—	(116,886)	11.90
Awards cancelled	19,430	(19,430)	12.29
Additional shares reserved	320,000	—	—

Balance as of December 30, 2005	1,467,730	224,838	$11.93
Awards granted	(205,068)	205,068	15.63
Awards vested	—	(100,146)	15.31
Awards cancelled	7,642	(7,642)	12.26
Additional shares reserved	320,000	—	—

Balance as of December 29, 2006	1,590,304	322,118	$13.22
Awards granted	(271,763)	271,763	18.83
Awards vested	—	(132,128)	18.26
Awards cancelled	9,380	(9,380)	13.12
Additional shares reserved	296,000	—	—

Balance as of December 28, 2007	1,623,921	452,373	$15.12

(1)	Does not include employee stock purchase or stock option plans.

Stock Option Plans

The 1999 Stock Option Plan was approved at the 1999 Stockholders’ Meeting. The 1999 Stock Option Plan is an incentive stock option plan, which provided initially for 800,000 shares to be available for grant. The plan includes a clause which states “an annual increase can be added on each anniversary date of the adoption of the plan equal to the lesser of: 600,000 shares, 3% of outstanding shares on such date or an amount determined by the Board of Directors.” The Board of Directors approved increases of 0 shares, 480,000 shares and 480,000 shares in 2007, 2006 and 2005, respectively. The plan provides for a grant of incentive stock options, non-statutory stock options and stock purchase rights at an exercise price equal to the fair market value of the shares at the date of grant. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of December 28, 2007, the Company has granted 2,455,000 options under the 1999 Stock Option Plan, 1,385,400 of which are outstanding.

The 1998 Stock Option Plan is a non-statutory stock option plan, which initially covered up to an aggregate of 600,000 shares of common stock. The 1998 Stock Option Plan provides for the grant of restricted stock or non-qualified options. The non-qualified options are exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. Options are granted for terms of up to ten years and generally vest ratably over a four-year period from the grant date. As of December 28, 2007, the Company has granted 1,525,768 shares under the 1998 Stock Option Plan, of which 71,996 were restricted shares. There were 132,750 shares outstanding under this plan at December 28, 2007.

The 1990 Stock Option Plan is an incentive stock option plan, which covers up to an aggregate of 4,000,000 shares of common stock. This plan expired in 2000. The 1990 Stock Option Plan provided for the grant of either incentive stock options, exercisable at a price equal to the fair market value of the shares at the date of grant, or non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares at the date of grant. All 4,000,000 shares have been granted, of which 193,200 shares were outstanding as of December 28, 2007.

Option activity under the stock option plans is as follows(1):

	Options available for grant	Number of shares outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance as of December 31, 2004	1,088,070	2,915,852	$5.32
Options granted	(110,000)	110,000	11.91
Options cancelled	4,748	(7,248)	5.49
Options exercised	—	(404,992)	4.94
Additional shares reserved	480,000	—	—

Balance as of December 30, 2005	1,462,818	2,613,612	$5.65
Options granted	(75,000)	75,000	15.65
Options cancelled	4,000	(5,500)	5.24
Options exercised	—	(341,753)	5.18
Additional shares Reserved	480,000	—	—

Balance as of December 29, 2006	1,871,818	2,341,359	$6.04
Options granted	(100,000)	100,000	19.10
Options cancelled	—	—	—
Options exercised	—	(730,009)	4.43
Additional shares Reserved	—	—	—

Balance as of December 28, 2007	1,771,818	1,711,350	$7.49	4.34	$33,978

Vested and expected to vest at December 28, 2007		1,686,172	$7.37	4.28	$33,681

Exercisable at December 28, 2007		1,443,350	$6.02	3.67	$30,773

(1)	Does not include restricted stock or employee stock purchase plans

The total intrinsic value of options exercised during the twelve month period ended December 28, 2007, December 29, 2006 and December 30, 2005 was $12,980,000, $3,785,000 and 3,143,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 28, 2007, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 28, 2007. This amount changes based on the fair-value of the Company’s stock.

Information regarding options outstanding at December 28, 2007 is summarized below:

	Outstanding			Exercisable
Range of exercise price	Number of options	Weighted- average remaining life in years	Weighted- average exercise price	Number of shares	Weighted average exercise price
$2.88-$4.44	499,600	1.90	$3.62	499,600	$3.62
$5.00-$7.02	746,750	4.14	$6.29	746,750	$6.29
$7.66-$11.45	155,000	6.00	$10.16	117,500	$9.78
$12.02-$15.65	210,000	7.36	$13.43	79,500	$13.01
$18.37-$22.02	100,000	9.16	$19.10	—	$—

	1,711,350	4.34	$7.49	1,443,350	$6.02

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For the twelve months ended December 28, 2007, December 29, 2006 and December 30, 2005, the Company recorded stock-based compensation expense associated with accrued bonus awards of $3,565,000, $2,217,000 and $1,450,000, respectively. Prior to the adoption of FAS 123(R) the value of the unvested restricted stock unit awards was amortized on a straight-line basis over the four-year vesting period regardless of the age of the award recipient. Subsequent to the adoption of FAS 123(R) the value of these awards was amortized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient was 59 1/2 years or older on the date of grant, the value of the entire award was expensed upon grant. Stock-based compensation cost recognized in fiscal 2007 and 2006 that would have been recognized in prior years had the requisite service period provisions of SFAS 123(R) been applied to awards granted prior to 2006 was $189,000 and $218,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,887,000, $1,223,000 and $604,000 during the twelve months ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

Stock Options

The Company currently grants stock options under the 1999 Stock Option Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. During the twelve months ended December 28, 2007 and December 29, 2006, the Company recorded stock-based compensation expense of $447,000 and $862,000, respectively, associated with stock options granted prior to, but not yet vested as of December 30, 2005. During the twelve months ended December 28, 2007 and December 29, 2006, the

Company recorded stock-based compensation expense of $296,000 and $112,000, respectively, associated with stock options granted after December 30, 2005. There was no stock-based compensation expense associated with stock options recognized during the twelve months ended December 30, 2005.

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.

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

The assumptions used to value option grants for the twelve months ended December 28, 2007, December 29, 2006 and December 30, 2005 are as follows:

	Stock Option Plan
	2007	2006	2005
Expected life (in years)	6.4	6.6	4.6
Risk-free interest rate	4.8%	4.6%	4.3%
Volatility	35%	39%	40%
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted during the twelve months ended December 28, 2007, December 29, 2006 and December 30, 2005 were $8.48, $7.47 and $5.45, respectively.

The amount of stock-based compensation expense recognized in the Company’s consolidated statements of income for the twelve months ended December 28, 2007, December 29, 2006 and December 30, 2005 is as follows:

(In thousands)	2007	2006	2005
Compensation and related expenses:
Restricted stock units	$5,325	$3,344	$1,986
Stock option grants	743	974	—

Sub-total	6,068	4,318	1,986

General and administrative expenses:
Restricted stock units	127	96	69

Sub-total	127	96	69

Total stock-based compensation expense	$6,195	$4,414	$2,055

The following table sets forth the pro-forma amounts of net income and net income per share, for the twelve months ended December 30, 2005 that would have resulted if the Company had accounted for its stock option plans under the fair value recognition provisions of SFAS 123(R):

(In thousands, except per share data)	2005
Reported net income:	$14,186
Add back: Intrinsic value stock-based compensation expense, net of tax	1,300
Deduct: Fair value stock-based compensation expense, net of tax	(2,878)

Adjusted net income:	$12,608

Net income per share:
As reported:
Basic	$0.88
Diluted	$0.81
Adjusted:
Basic	$0.78
Diluted	$0.72
Shares used in per share calculations:
As reported:
Basic	16,212
Diluted	17,538
Adjusted:
Basic	16,212
Diluted	17,394

As of December 28, 2007, there was $2.5 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.5 years, related to unvested restricted stock unit awards and $1.3 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 3.0 years, related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

A summary of the Company’s unvested stock options is as follows:

	Unvested options outstanding	Weighted- average fair value
Balance of unvested stock options as of December 30, 2005	609,038	$4.58
Options granted	75,000	7.47
Options vested	(326,788)	4.37
Options forfeited	(1,500)	3.83

Balance of unvested stock options as of December 29, 2006	355,750	$5.38

Options granted	100,000	8.48
Options vested	(187,750)	4.74
Options forfeited	—	—

Balance of unvested stock options as of December 28, 2007	268,000	$6.99

Note 10: Retirement Plans

The Company provides a 401(k) plan for its employees whereby the Company contributes to each eligible employee’s 401(k) account, 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $4,587,000, $4,673,000 and $3,986,000 in fiscal 2007, 2006 and 2005, respectively.

Note 11: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Net employee deferrals were $66,000, $720,000 and $1,690,000 during fiscal years 2007, 2006 and 2005, respectively.

Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of December 28, 2007 and December 29, 2006, the invested amounts under the plan totaled $6.2 million and $5.7 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of December 28, 2007 and December 29, 2006, vested amounts due under the plan totaled $5.9 million and $4.9 million, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the fiscal years 2007, 2006 and 2005, the Company recognized compensation expense of $270,000, $479,000 and $330,000, respectively, as a result of an increase in the market value of the trust assets, with a corresponding amount being recorded as other income.

Note 12: Inventory

At December 28, 2007, the Company had $181,000 and $1,620,000 of raw materials and finished goods inventory, respectively, included in prepaid expenses and other current assets in the accompanying balance sheet. Inventory is stated at the lower of cost or market using the specific identification method.

Note 13: Commitments and Contingencies

The following is a summary of the future minimum payments, net of sub-lease income, required under non-cancelable operating leases, with terms in excess of one year, as of December 28, 2007:

(In thousands) Fiscal year	Lease commitments	Sub-lease income	Total
2008	$5,465	$(217)	$5,248
2009	5,171	(106)	5,065
2010	3,895	—	3,895
2011	3,240	—	3,240
2012	3,044	—	3,044
Thereafter	5,194	—	5,194

	$26,009	$(323)	$25,686

As of December 28, 2007 the Company had outstanding purchase obligations of $1,026,000.

Total rent expense from property leases in 2007, 2006 and 2005 was $4,996,000, $4,804,000 and $4,644,000, respectively. Total expense from other operating leases and commitments in 2007, 2006 and 2005 was $1,016,000, $938,000 and $1,079,000, respectively.

From time to time, the Company may be subject to legal and other claims that arise in the ordinary course of business. In the opinion of management, there are currently no matters that would have a material adverse effect on the Company’s consolidated financial position, if unfavorably resolved.

Note 14: Other Income, Net

Interest and other income, net, consisted of the following:

	Fiscal Years
(In thousands)	2007	2006	2005
Interest income	$1,835	$1,942	$1,218
Interest expense	(14)	(15)	(13)
Rental income	1,140	719	625
Gain on deferred compensation investments	356	581	330
Other	364	162	78

Total	$3,681	$3,389	$2,238

Note 15: Client and Industry Credit Risk

The Company serves clients in various segments of the economy. During 2007, 2006 and 2005 the Company provided services representing approximately 14%, 17% and 20%, respectively, of revenues to clients and to organizations and insurers acting on behalf of clients in the transportation industry. During 2007, 2006 and 2005 the Company derived approximately 14%, 10% and 11%, respectively, of revenues from government agencies and contractors.

Note 16: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2007	2006	2005
Cash paid during the year:
Income taxes	$12,551	$9,730	$8,891
Non-cash investing and financing activities:
Capital leases for equipment	$—	$147	$11
Unrealized gain on short-term investments	$104	$47	$5
Vested stock unit awards issued to settle accrued bonus	$2,288	$1,450	$1,342
Stock repurchases payable to broker	$315	$—	$—

Note 17: Segment Reporting

The Company reports two operating segments based on two primary areas of service. One operating segment is a broad service group providing technical consulting in different practices primarily in the areas of impending litigation and technology development. The Company’s other operating segment provides services in the area of environmental, epidemiology and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment.

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2007, 2006 and 2005. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 28, 2007 and December 29, 2006.

Revenues

(In thousands)	Fiscal Years
	2007	2006	2005
Engineering and other scientific	$157,987	$130,960	$119,037
Environmental and health	47,161	37,536	36,159

Total revenues	$205,148	$168,496	$155,196

Operating Income

	Fiscal Years
(In thousands)	2007	2006	2005
Engineering and other scientific	$39,629	$33,414	$27,943
Environmental and health	12,380	6,563	7,663

Total segment operating income	52,009	39,977	35,606
Corporate operating expense	(22,065)	(19,788)	(15,226)

Total operating income	$29,944	$20,189	$20,380

Capital Expenditures

	Fiscal Years
(In thousands)	2007	2006	2005
Engineering and other scientific	$2,672	$2,026	$2,210
Environmental and health	105	356	134

Total segment capital expenditures	2,777	2,382	2,344
Corporate capital expenditures	900	823	671

Total capital expenditures	$3,677	$3,205	$3,015

Depreciation and Amortization

	Fiscal Years
(In thousands)	2007	2006	2005
Engineering and other scientific	$2,647	$2,471	$2,324
Environmental and health	179	164	169

Total segment depreciation and amortization	2,826	2,635	2,493
Corporate depreciation and amortization	1,019	993	939

Total depreciation and amortization	$3,845	$3,628	$3,432

Information regarding the Company’s operations in different geographical areas:

Revenues (1)

	Fiscal Years
(In thousands)	2007	2006	2005
United States	$193,260	$155,947	$145,510
Foreign Countries	11,888	12,549	9,686

Total	$205,148	$168,496	$155,196

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2007	2006
United States	$29,081	$29,223
Foreign Countries	328	354

Total	$29,409	$29,577

(1)	Geographic revenues are allocated based on the location of the client.

The Company derived 12% of revenues from agencies of the U.S. federal government for the year ended December 28, 2007. No single customer comprised more than 10% of the Company’s revenues for the years ended December 29, 2006 and December 30, 2005. Agencies of the U.S. federal government comprised 10% of the Company’s accounts receivable at December 30, 2007. No single customer comprised more than 10% of the Company’s accounts receivable at December 29, 2006.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2007 (In thousands, except per share data)	March 30, 2007	June 29, 2007	September 28, 2007	December 28, 2007
Revenues before reimbursements	$45,433	$45,816	$44,916	$46,974
Revenues	48,873	50,637	48,904	56,734
Operating income	7,459	7,060	7,463	7,962
Income before income taxes	8,338	8,328	8,303	8,656

Net income	$5,055	$5,002	$5,037	$5,247

Net income per share
Basic	$0.34	$0.33	$0.34	$0.35
Diluted	$0.31	$0.30	$0.31	$0.33
Shares used in per share computations
Basic	15,049	15,193	14,902	14,885
Diluted	16,377	16,532	16,163	16,140

Fiscal 2006 (In thousands, except per share data)	March 31, 2006	June 30, 2006	September 29, 2006	December 29, 2006
Revenues before reimbursements	$39,619	$39,053	$40,049	$38,021
Revenues	42,027	41,654	43,333	41,482
Operating income	5,390	5,328	5,603	3,868
Income before income taxes	6,266	5,984	6,411	4,917

Net income	$3,822	$3,650	$3,743	$2,979

Net income per share
Basic	$0.23	$0.22	$0.24	$0.20
Diluted	$0.21	$0.21	$0.22	$0.18
Shares used in per share computations
Basic	16,496	16,357	15,570	15,107
Diluted	17,788	17,631	16,837	16,455

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: March 5, 2008	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael R. Gaulke Michael R. Gaulke	Chief Executive Officer and Chairman of the Board of Directors	March 5, 2008

/s/ Richard L. Schlenker, Jr. Richard L. Schlenker, Jr.	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 5, 2008

/s/ Samuel H. Armacost Samuel H. Armacost	Director	March 5, 2008

/s/ Barbara M. Barrett Barbara M. Barrett	Director	March 5, 2008

/s/ Jon R. Katzenbach Jon R. Katzenbach	Director	March 5, 2008

/s/ Stephen C. Riggins Stephen C. Riggins	Director	March 5, 2008

/s/ John B. Shoven John B. Shoven, Ph.D.	Director	March 5, 2008

Schedule II

Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Additions		Deletions (1)	Balance at End of Year
		Provision Charged to Expense	Provision Charged to Revenues	Accounts Written-off Net of Recoveries
Year Ended December 28, 2007
Allowance for Bad Debt	$592	$498	$—	$(524)	$566
Allowance for Revenue	$1,201	$—	$1,988	$(1,578)	$1,611

Year Ended December 29, 2006
Allowance for Bad Debt	$513	$199	$—	$(120)	$592
Allowance for Revenue	$709	$—	$1,435	$(943)	$1,201

Year Ended December 30, 2005
Allowance for Bad Debt	$513	$437	$—	$(437)	$513
Allowance for Revenue	$990	$—	$718	$(999)	$709

(1)	Balance includes currency translation adjustments.

Recoveries of accounts receivable were $14,000, $58,000 and $133,000 for the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Registration statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33- 35562).

*10.1	1990 Stock Option and Rights Plan, as amended through March 31, 1993 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

*10.2	Form of Incentive Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.3	Form of Nonqualified Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.4	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

10.5	Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1994).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.7	Revolving reducing note with Wells Fargo Bank dated January 27, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.8	Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.9	Exponent, Inc. Employee Stock Purchase Plan, as amended and restated December 8, 2005 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.12	First Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.13	Second Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.14	Third Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.16	Fourth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2004).

*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.18	Fifth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

*10.19	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.20	Services Agreement between the Company and Exponent Engineering P.C. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2006).

*10.21	Employment Offer Letter between the Company and Dr. Elizabeth Anderson (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2006).

*10.22	Employment Agreement between the Company and Roger L. McCarthy (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2007).

10.23	Sixth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.24	Amendment No. 1 to Exponent, Inc. 1998 Nonstatutory Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.25	Amendment No. 1 to Exponent, Inc. 1999 Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.26	Amendment No. 1 to Exponent, Inc. 1999 Restricted Stock Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.27	Seventh Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer as required by Rule 13a – 14(b) of the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer as required by Rule 13a – 14(b) of the Securities Exchange Act of 1934.

*	Indicates management compensatory plan, contract or arrangement.