Form 10-Q
period 2008-03-28
EXPONENT INC
filed 2008-05-07
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2008, the latest practicable date, the registrant had 14,737,456 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 28, 2008 and December 28, 2007

(in thousands, except share data)

(unaudited)

	March 28, 2008	December 28, 2007
Assets
Current assets:
Cash and cash equivalents	$11,972	$10,700
Short-term investments	48,986	53,034
Accounts receivable, net of allowance for doubtful accounts of $2,470 and $2,177 at March 28, 2008 and December 28, 2007, respectively	63,468	59,819
Prepaid expenses and other assets	4,678	5,754
Deferred income taxes	4,083	3,450

Total current assets	133,187	132,757
Property, equipment and leasehold improvements, net	29,618	29,409
Goodwill	8,607	8,607
Other assets	12,727	11,618

Total assets	$184,139	$182,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,811	$7,139
Accrued payroll and employee benefits	22,442	30,366
Deferred revenues	5,725	6,458

Total current liabilities	33,978	43,963
Other liabilities	30	89
Deferred compensation	4,800	4,665
Deferred rent	1,652	1,755

Total liabilities	40,460	50,472

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,426,664 shares issued at March 28, 2008 and December 28, 2007	16	16
Additional paid-in capital	69,164	59,772
Accumulated other comprehensive income	654	347
Retained earnings	112,086	113,018
Treasury stock, at cost; 1,694,844 and 2,067,944 shares held at March 28, 2008 and December 28, 2007, respectively	(38,241)	(41,234)

Total stockholders’ equity	143,679	131,919

Total liabilities and stockholders’ equity	$184,139	$182,391

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 28, 2008 and March 30, 2007

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 28, 2008	March 30, 2007
Revenues:
Revenues before reimbursements	$52,022	$45,433
Reimbursements	4,238	3,440

Revenues	56,260	48,873

Operating expenses:
Compensation and related expenses	33,510	30,022
Other operating expenses	5,428	5,137
Reimbursable expenses	4,238	3,440
General and administrative expenses	2,989	2,815

Total operating expenses	46,165	41,414

Operating income	10,095	7,459

Other income, net:
Interest income, net	502	484
Miscellaneous income (expense), net	(65)	395

Total other income, net	437	879

Income before income taxes	10,532	8,338
Income taxes	4,185	3,283

Net income	$6,347	$5,055

Net income per share:
Basic	$0.43	$0.34
Diluted	$0.40	$0.31
Shares used in per share computations:
Basic	14,847	15,049
Diluted	15,991	16,377

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 28, 2008 and March 30, 2007

(in thousands)

(unaudited)

	Three Months Ended
	March 28, 2008	March 30, 2007
Net income	$6,347	$5,055
Other comprehensive income:
Foreign currency translation adjustments, net of tax	120	23
Unrealized gain on investments, net of tax	187	5

Comprehensive income	$6,654	$5,083

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 28, 2008 and March 30, 2007

(in thousands)

(unaudited)

	Three Months Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net income	$6,347	$5,055
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	941	917
Amortization of premiums and accretion of discounts of short-term investments	104	75
Amortization of contribution to deferred compensation plan	110	148
Deferred rent expense	(103)	(2)
Allowance for doubtful accounts	596	397
Stock-based compensation	2,867	1,983
Deferred income tax provision	(982)	(1,010)
Tax benefit for stock option plans	(4,046)	(954)
Changes in operating assets and liabilities:
Accounts receivable	(4,245)	(8,827)
Prepaid expenses and other assets	876	548
Accounts payable and accrued liabilities	3,345	4,238
Accrued payroll and employee benefits	(5,453)	(2,288)
Deferred revenues	(733)	(273)

Net cash (used in) provided by operating activities	(376)	7

Cash flows from investing activities:
Capital expenditures	(1,150)	(748)
Other assets	15	11
Purchase of short-term investments	(48,259)	(25,841)
Sale/maturity of short-term investments	51,515	28,771

Net cash provided by investing activities	2,121	2,193

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(30)	(24)
Tax benefit for stock option plans	4,046	954
Purchases of treasury stock	(5,137)	(3,236)
Issuance of treasury stock	544	604

Net cash used in financing activities	(577)	(1,702)

Effect of foreign currency exchange rates on cash and cash equivalents	104	12

Net increase in cash and cash equivalents	1,272	510
Cash and cash equivalents at beginning of period	10,700	5,238

Cash and cash equivalents at end of period	$11,972	$5,748

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 28, 2008 and March 30, 2007

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended March 28, 2008 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Authorized Capital Stock. The Company committed to stockholders in a letter dated May 23, 2006 to limit its use of the authorized capital stock to 40 million common shares, and 2 million preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock.

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

Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective December 29, 2007, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 2 for information and related disclosures regarding fair value measurements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. Effective December 29, 2007, the Company adopted SFAS 159 and did not elect the fair value option.

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in our deferred compensation plan and the liability associated with our deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 28, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$50,939	$953	$49,986	$—
Fixed income trading securities held in deferred compensation plan (2)	1,084	$1,084	—	—
Equity trading securities held in deferred compensation plan (2)	4,697	$4,697	—	—

Total	$56,720	$6,734	$49,986	$—

Liabilities
Deferred compensation plan (3)	5,691	5,691	$—	$—

Total	$5,691	$5,691	$—	$—

(1)	Included in cash and cash equivalents, short-term investments and other assets on our condensed consolidated balance sheet.

(2)	Included in other current assets and other assets on our condensed consolidated balance sheet.

(3)	Included in accrued liabilities and deferred compensation on our condensed consolidated balance sheet.

Fixed income available-for-sale securities represent primarily obligations of state and local government agencies. Included in fixed income available-for-sale securities is approximately $953,000 of money market securities classified as cash equivalents. Fixed income and equity trading securities represent mutual funds held in our deferred compensation plan. See Note 7 for additional information about our deferred compensation plan.

Note 3: Revenue Recognition

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

Gross revenues and reimbursements for the three months ended March 28, 2008 and March 30, 2007 are as follows:

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Gross revenues	$57,905	$50,065
Less: Subcontractor fees	1,645	1,192

Revenues	56,260	48,873
Reimbursements:
Out-of-pocket travel reimbursements	1,071	1,063
Other outside direct expenses	3,167	2,377

	4,238	3,440

Revenues before reimbursements	$52,022	$45,433

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

Note 4: Net Income Per Share

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Shares used in basic per share computation	14,847	15,049
Effect of dilutive common stock options outstanding	820	1,097
Effect of dilutive restricted stock units outstanding	324	231

Shares used in diluted per share computation	15,991	16,377

Common stock options to purchase 60,000 and 0 shares were excluded from the diluted per share calculation for the three months ended March 28, 2008 and March 30, 2007, respectively, due to their antidilutive effect. The weighted average exercise price for the antidilutive shares was $31.01 for the three months ended March 28, 2008.

Note 5: Stock-Based Compensation

Restricted Stock Units

The Company currently grants restricted stock units to employees and outside directors under the 1999 Restricted Stock Award Plan. These restricted stock unit grants are designed to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. For a select group of employees, up to 40% of their annual bonus is settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. Each individual who received a fully vested restricted stock unit award is also granted a matching number of unvested restricted stock unit awards. These unvested restricted stock unit awards generally cliff vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions. In the case of retirement at 59 1/2 years or older, all unvested restricted stock unit awards will continue to vest provided the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,166,000 and $868,000 during the three months ended March 28, 2008 and March 30, 2007, respectively. The value of the unvested restricted stock unit awards issued is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient is 59 1/2 years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,517,000 and $904,000 during the three months ended March 28, 2008 and March 30, 2007, respectively.

Stock Options

The Company currently grants stock options under the 1999 Stock Option Plan and the 1998 Stock Option Plan. Options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $184,000 and $211,000 during the three months ended March 28, 2008 and March 30, 2007, respectively, associated with stock option grants.

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

Note 6: Repurchase of Common Stock

On April 4, 2006, the Company’s Board of Directors authorized $35 million for stock repurchases. On May 22, 2007, the Company’s Board of Directors authorized an additional $35 million for stock repurchases.

The Company repurchased 174,835 shares of its common stock for $4.8 million during the three months ended March 28, 2008. The Company repurchased 176,319 shares of its common stock for $3.2 million during the three months ended March 30, 2007. As of March 28, 2008, the Company had remaining authorization under its stock repurchase plans of $11.4 million to repurchase shares of common stock.

Note 7: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Employee deferrals were $902,000 and $408,000 during the three months ended March 28, 2008 and March 30, 2007, respectively. Employee distributions were $838,000 and $1,150,000 during the three months ended March 28, 2008 and March 30, 2007, respectively.

Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of March 28, 2008 and December 28, 2007, the invested amounts under the plan totaled $5.8 million and $6.2 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of March 28, 2008 and December 28, 2007, vested amounts due under the plan totaled $5.7 million and $5.9 million, respectively. Changes in the liability are recorded as adjustments to compensation expense. The Company recognized a compensation benefit of $423,000 during the three months ended March 28, 2008 as a result of changes in the market value of the trust assets, with a corresponding amount being recorded as other expense. During the three months ended March 30, 2007, the Company recognized compensation expense of $166,000 as a result of changes in the market value of the trust assets, with a corresponding amount being recorded as other income.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Cash paid during period:
Income taxes	$984	$870
Non-cash investing and financing activities:
Unrealized gain on short-term investments	$187	$5
Vested stock unit awards issued to settle accrued bonuses	$3,637	$2,288

Note 9: Accounts Receivable, Net

At March 28, 2008 and December 28, 2007, accounts receivable, net was comprised of the following:

(In thousands)	March 28, 2008	December 28, 2007
Billed accounts receivable	$42,222	$42,967
Unbilled accounts receivable	23,716	19,029
Allowance for doubtful accounts	(2,470)	(2,177)

Total accounts receivable, net	$63,468	$59,819

Note 10: Inventory

At March 28, 2008, the Company had $100,000 and $553,000 of finished goods and work-in-process inventory, respectively. At December 28, 2007, the Company had $181,000 and $1,620,000 of finished goods and work-in-process inventory, respectively.

Note 11: Segment Reporting

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

Segment information for the three months ended March 28, 2008 and March 30, 2007 follows:

Revenues

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Engineering and other scientific	$43,595	$37,304
Environmental and health	12,665	11,569

Total revenues	$56,260	$48,873

Operating income

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Engineering and other scientific	$12,728	$9,590
Environmental and health	3,528	3,073

Total segment operating income	16,256	12,663
Corporate operating expense	(6,161)	(5,204)

Total operating income	$10,095	$7,459

Capital Expenditures

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Engineering and other scientific	$931	$592
Environmental and health	26	7

Total segment capital expenditures	957	599
Corporate capital expenditures	193	149

Total capital expenditures	$1,150	$748

Depreciation and Amortization

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Engineering and other scientific	$610	$640
Environmental and health	44	46

Total segment depreciation and amortization	654	686
Corporate depreciation and amortization	287	231

Total depreciation and amortization	$941	$917

The Company derived 10% of revenues from agencies of the federal government for the three months ended March 28, 2008. No single customer comprised more than 10% of the Company’s revenues for the three months ended March 30, 2007.

Note 12: Goodwill

Below is a breakdown of goodwill reported by segment as of March 28, 2008:

(In thousands)	Environmental and health	Other scientific and engineering	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the three months ended March 28, 2008.

Note 13: Mortgage Note

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. As of March 28, 2008, the Company had $0 outstanding and available borrowings of $15.4 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25% with a term of one month, two months, three months, nine months, or twelve months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2007, which are contained in our fiscal 2007 Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition and estimating the allowance for doubtful accounts are described in our 2007 Annual Report on Form 10-K under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Three Months Ended March 28, 2008

During the first quarter of 2008 we had a 15.1% increase in revenues and a 14.5% increase in revenues before reimbursements as compared to the same period last year. This growth was driven primarily by our mechanics and materials, technology development, thermal sciences, electrical and semiconductors practices, and our center for chemical registration and food safety. Our consolidated revenue growth was primarily driven by an increase in billable hours, higher billing rates and an increase in product sales to the United States Army in our technology development practice. Billable hours for the first quarter of 2008 increased 7.6% to 220,069 as compared to 204,597 during the same period last year. Technical full-time equivalents increased 7.2% to 609 during the first quarter of 2008 as compared to 568 during the same period last year. This increase in technical full-time equivalents was due to our continuing recruiting and retention efforts. Utilization was 69% for the first quarter of 2008 and 2007. Product sales in our technology development practice increased 116% to $3,250,000 for the first quarter of 2008 as compared to $1,504,000 during the same period last year. This increase in product sales was primarily due to an increase in sales of surveillance systems to the United States Army. Due to the management of our operating expenses we were able to leverage this revenue growth to improve net income by 25.6% as compared to the same period last year.

Three Months Ended March 28, 2008 compared to Three Months Ended March 30, 2007

Revenues

	Three Months Ended		Percent Change
(In thousands)	March 28, 2008	March 30, 2007
Engineering and other scientific	$43,595	$37,304	16.9%
Percentage of total revenues	77.5%	76.3%
Environmental and health	12,665	11,569	9.5%
Percentage of total revenues	22.5%	23.7%

Total revenues	$56,260	$48,873	15.1%

The increase in revenues for our engineering and other scientific segment was driven by an increase in billable hours, higher billing rates and an increase in product sales in our technology development practice. The increase in billable hours was primarily due to an increase in activity in our mechanics and materials, technology development, thermal sciences, and electrical and semiconductors practices. During the first quarter of 2008 billable hours for this segment increased by 9.5% to 167,380 as compared to 152,804 during the same period last year. Technical full-time equivalents increased 7.4% to 452 from 421 for the same period last year due to our recruiting efforts. Utilization increased to 71% for the first quarter of 2008 as compared to 70% during the same period last year. Product sales in our technology development practice increased 116% to $3,250,000 for the first quarter of 2008 as compared to $1,504,000 during the same period last year.

The increase in revenues for our environmental and health segment was the result of higher billing rates and an increase in billable hours. The increase in billable hours was due to an increase in activity in our center for chemical registration and food safety. During the first quarter of 2008 billable hours for this segment increased by 1.7% to 52,689 as compared to 51,793 during the same period last year. Technical full-time equivalents increased 6.8% to 157 from 147 for the same period last year. Utilization decreased to 65% for the first quarter of 2008 as compared to 68% during the same period last year.

Compensation and Related Expenses

	Three Months Ended		Percent Change
(In thousands)	March 28, 2008	March 30, 2007
Compensation and related expenses	$33,510	$30,022	11.6%
Percentage of total revenues	59.6%	61.4%

The increase in compensation and related expenses during the first quarter of 2008 was due to an increase in payroll, bonus, fringe benefits and stock-based compensation related to matching restricted stock units and stock options partially offset by the change in value of assets associated with our deferred compensation plan. Payroll increased by $2,071,000 due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Bonuses increased by $769,000 due to a corresponding increase in profitability. Fringe benefits increased by $746,000 due to an increase in technical full-time equivalent employees. Stock-based compensation expense related to matching restricted stock units and stock options increased by $584,000 due to additional restricted stock unit grants during the first quarter of 2008 and the impact of awards expensed upon grant. If the recipient of a matching restricted stock unit award was 59 1/2 years or older on the date of grant, the value of the entire award was expensed upon grant. The increase in the value of awards expensed upon grant was $483,000.

During the first quarter of 2008, we recorded a decrease to compensation expense of $423,000 associated with a decline in the value of assets associated with our deferred compensation plan as compared to an increase to compensation expense of $166,000 associated with a gain in the value of plan assets during the same period last year.

We expect payroll expense to increase for the reminder of 2008 due to the anticipated hiring of additional staff and the impact of our annual salary increase on March 31. We expect stock-based compensation expense related to matching restricted stock unit awards to decrease for each of the remaining quarters of 2008, as compared to the first quarter of 2008, due to the annual grant of these awards in the first quarter of each year and the impact of the awards expensed upon grant.

Other Operating Expenses

	Three Months Ended		Percent Change
(In thousands)	March 28, 2008	March 30, 2007
Other operating expenses	$5,428	$5,137	5.7%
Percentage of total revenues	9.6%	10.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $216,000 in occupancy expense. This increase in occupancy expense was due to maintenance costs associated with our Silicon Valley facility and expansion in certain offices to support our increase in technical full-time equivalent employees.

Reimbursable Expenses

	Three Months Ended		Percent Change
(In thousands)	March 28, 2008	March 30, 2007
Reimbursable expenses	$4,238	$3,440	23.2%
Percentage of total revenues	7.5%	7.0%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended		Percent Change
(In thousands)	March 28, 2008	March 30, 2007
General and administrative expenses	$2,989	$2,815	6.2%
Percentage of total revenues	5.3%	5.8%

The increase in general and administrative expenses was primarily due to an increase of $108,000 in employee relocation expenses.

Other Income, Net

	Three Months Ended		Percent Change
(In thousands)	March 28, 2008	March 30, 2007
Other income, net	$437	$879	(50.3%)
Percentage of total revenues	0.8%	1.8%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in rental income. During the first quarter of 2008 we recorded a decrease to other income, net, of $423,000 associated with a decrease in the value of assets associated with our deferred compensation plan. During the first quarter of 2007 we recorded an increase to other income, net, of $168,000 due to an increase in the value of assets associated with our deferred compensation plan. Rental income increased by $165,000 primarily due to the addition of a new tenant in our Silicon Valley facility.

Income Taxes

	Three Months Ended		Percent Change
(In thousands)	March 28, 2008	March 30, 2007
Income taxes	$4,185	$3,283	27.5%
Percentage of total revenues	7.4%	6.7%
Effective tax rate	39.7%	39.4%

The increase in income tax expense was due to a corresponding increase in pre-tax income.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, and amendment of Accounting Research Bulletin, No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after November 15, 2008. We intend to adopt SFAS 141R and SFAS 160 in fiscal 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective December 29, 2007, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. We are currently evaluating FSP FAS 157-b, but do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

As of March 28, 2008, our cash, cash equivalents and short-term investments were $61.0 million compared to $63.7 million at December 28, 2007. We financed our business for the current period principally through operating cash.

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Net cash (used in) provided by operating activities	$(376)	$7
Net cash provided by investing activities	2,121	2,193
Net cash used in financing activities	(577)	(1,702)

The increase in net cash used in operating activities during the first three months of 2008 was primarily due to a larger decrease in accrued payroll and employee benefits and a smaller increase in accounts payable and accrued liabilities as compared to the same period last year, partially offset by a smaller increase in accounts receivable. The larger decrease in accrued payroll and employee benefits was due to an increase in the amount of accrued bonus paid during the first three months of 2008 as compared to the same period in 2007. The smaller increase in accounts payable and accrued liabilities was due to the timing of payment to vendors. The smaller increase in accounts receivable was due to a decrease in days sales outstanding. Days sales outstanding decreased to 96 days during the first three months of 2008 as compared to 104 days during the first three months of 2007.

Net cash provided by investing activities was primarily due to net sales and maturities of short-term investments. The net sales of short-term investments during the first three months of 2008 and 2007 were to partially fund our share repurchases.

The decrease in net cash used in financing activities was primarily due to a $3.1 million increase in the tax benefit for stock plans partially offset by an increase of $1.9 million in treasury repurchases during the first three months of 2008 as compared to the same period last year.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of March 28, 2008 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2008	$4,329	$39	$963	$5,331
2009	5,568	29	—	5,597
2010	4,144	3	—	4,147
2011	3,485	2	—	3,487
2012	3,289	—	—	3,289
Thereafter	5,411	—	—	5,411

	$26,226	$73	$963	$27,262

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $4.8 million were recorded as a long-term liability on our condensed consolidated balance sheet at March 28, 2008. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of March 28, 2008 invested amounts under the plan of $4.9 million were recorded as a long-term asset on our condensed consolidated balance sheet.

We have a revolving reducing mortgage note with a total available borrowing amount of $15.4 million and an outstanding balance of $0 as of March 28, 2008. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

In addition, we believe that the funds generated from operations will provide adequate cash to fund our anticipated long-term cash needs beyond the next twelve-month period; however, we intend to grow our business by pursuing potential acquisitions, which could increase the need for additional sources of funds over the long term.

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

We are exposed to liquidity and credit risk associated with our municipal auction rate securities. In the event of a failed auction we would not have access to these funds until a future auction is successful. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate we may be required to adjust the carrying value of these investments through an impairment charge. Included within our investment portfolio at

March 28, 2008 is one AAA rated municipal auction rate security valued at $1.0 million. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other sources of cash we do not expect any lack of liquidity related to this investment to negatively impact our ability to operate our business as usual.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended March 28, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

Exponent operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control. These uncertainties include, but are not limited to, those mentioned elsewhere in this report and those set forth below. There are no material changes to the risk factors set forth below relative to those included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2007.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases of the Company’s common stock for the three months ended March 28, 2008:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
December 29 to January 25	175	$27.29	175	$11,364
January 26 to February 22	—	—	—	$11,364
February 23 to March 28	—	—	—	$11,364

Total	175	$27.29	175

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

EXPONENT, INC.
(Registrant)

Date: May 7, 2008	/s/ Michael R. Gaulke
Michael R. Gaulke, Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer