Form 10-Q
period 2008-06-27
EXPONENT INC
filed 2008-08-06
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

As of August 1, 2008, the latest practicable date, the registrant had 14,328,845 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 27, 2008 and December 28, 2007

(in thousands, except share data)

(unaudited)

	June 27,	December 28,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$7,206	$10,700
Short-term investments	52,993	53,034
Accounts receivable, net of allowance for doubtful accounts of $2,431 and $2,177 at June 27, 2008 and December 28, 2007, respectively	65,338	59,819
Prepaid expenses and other assets	6,841	5,754
Deferred income taxes	4,089	3,450

Total current assets	136,467	132,757
Property, equipment and leasehold improvements, net	30,534	29,409
Goodwill	8,607	8,607
Other assets	13,856	11,618

Total assets	$189,464	$182,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,472	$7,139
Accrued payroll and employee benefits	26,889	30,366
Deferred revenues	5,934	6,458

Total current liabilities	43,295	43,963
Other liabilities	16	89
Deferred compensation	5,167	4,665
Deferred rent	1,560	1,755

Total liabilities	50,038	50,472

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized;
16,426,664 shares issued at June 27, 2008 and December 28, 2007	16	16
Additional paid-in capital	70,162	59,772
Accumulated other comprehensive income	513	347
Retained earnings	117,643	113,018
Treasury stock, at cost; 2,014,013 and 2,067,944 shares held at June 27, 2008 and December 28, 2007, respectively	(48,908)	(41,234)

Total stockholders’ equity	139,426	131,919

Total liabilities and stockholders’ equity	$189,464	$182,391

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 27, 2008 and June 29, 2007

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revenues:
Revenues before reimbursements	$50,801	$45,816	$102,823	$91,249
Reimbursements	4,155	4,821	8,393	8,261

Revenues	54,956	50,637	111,216	99,510

Operating expenses:
Compensation and related expenses	33,197	30,207	66,707	60,229
Other operating expenses	5,588	5,305	11,016	10,442
Reimbursable expenses	4,155	4,821	8,393	8,261
General and administrative expenses	3,207	3,244	6,196	6,059

Total operating expenses	46,147	43,577	92,312	84,991

Operating income	8,809	7,060	18,904	14,519
Other income, net:
Interest income, net	463	460	965	944
Miscellaneous income, net	355	808	290	1,203

Total other income, net	818	1,268	1,255	2,147

Income before income taxes	9,627	8,328	20,159	16,666
Income taxes	3,834	3,326	8,019	6,609

Net income	$5,793	$5,002	$12,140	$10,057

Net income per share:
Basic	$0.38	$0.33	$0.81	$0.67
Diluted	$0.36	$0.30	$0.76	$0.61
Shares used in per share computations:
Basic	15,086	15,193	14,966	15,121
Diluted	16,100	16,532	16,050	16,461

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 27, 2008 and June 29, 2007

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net income	$5,793	$5,002	$12,140	$10,057
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(24)	34	96	57
Unrealized (loss) gain on investments, net of tax	(117)	(30)	70	(25)

Comprehensive income	$5,652	$5,006	$12,306	$10,089

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 27, 2008 and June 29, 2007

(in thousands)

(unaudited)

	Six Months Ended
	June 27, 2008	June 29, 2007
Cash flows from operating activities:
Net income	$12,140	$10,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,925	1,886
Amortization of premiums and accretion of discounts of short-term investments	233	144
Amortization of contribution to deferred compensation plan	181	316
Deferred rent	(195)	890
Allowance for doubtful accounts	1,147	1,155
Stock-based compensation	4,626	3,292
Deferred income tax provision	(1,801)	(2,209)
Tax benefit for stock option plans	(4,288)	(1,837)
Changes in operating assets and liabilities:
Accounts receivable	(6,666)	(14,439)
Prepaid expenses and other assets	(1,178)	17
Accounts payable and accrued liabilities	6,837	2,493
Accrued payroll and employee benefits	(2,026)	1,656
Deferred revenues	(524)	134

Net cash provided by operating activities	10,411	3,555

Cash flows from investing activities:
Capital expenditures	(2,762)	(1,602)
Other assets	40	1
Purchase of short-term investments	(72,477)	(54,269)
Sale/maturity of short-term investments	71,403	60,970

Net cash (used in) provided by investing activities	(3,796)	5,100

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(43)	(35)
Tax benefit for stock option plans	4,288	1,837
Purchases of treasury stock	(15,282)	(11,142)
Issuance of treasury stock	873	1,634

Net cash used in financing activities	(10,164)	(7,706)

Effect of foreign currency exchange rates on cash and cash equivalents	55	56

Net (decrease) increase in cash and cash equivalents	(3,494)	1,005
Cash and cash equivalents at beginning of period	10,700	5,238

Cash and cash equivalents at end of period	$7,206	$6,243

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 27, 2008 and June 29, 2007

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 27, 2008 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 27, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$54,822	$828	$52,994	$1,000
Fixed income trading securities held in deferred compensation plan (2)	1,172	1,172	—	—
Equity trading securities held in deferred compensation plan (2)	4,988	4,988	—	—

Total	$60,982	$6,988	$52,994	$1,000

Liabilities
Deferred compensation plan (3)	5,860	5,860	—	—

Total	$5,860	$5,860	$—	$—

(1)	Included in cash and cash equivalents, short-term investments and other assets on the Company’s condensed consolidated balance sheet.

(2)	Included in other current assets and other assets on the Company’s condensed consolidated balance sheet.

(3)	Included in accrued liabilities and deferred compensation on the Company’s condensed consolidated balance sheet.

Fixed income available-for-sale securities represent primarily obligations of state and local government agencies. Included in fixed income available-for-sale securities is approximately $828,000 of money market securities classified as cash equivalents. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

Included within the Company’s investment portfolio and classified as a long-term asset on its balance sheet is one AA rated student loan secured auction rate security purchased and valued at $1 million. During the second quarter of 2008 the auction for this security failed. Due to the failed auction during the quarter, the company concluded that this auction rate security represents a Level 3 valuation within the SFAS No. 157 hierarchy. The security was valued based on a market comparable analysis for a reasonable period of time and there did not appear to be any factors causing a material difference between the fair value and the purchase price. The Company intends to hold this security until a future auction is successful or the security is restructured.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates and expenses to its estimate of the total labor hours at standard rates and expenses it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;

•	the Company generally does not incur set-up costs on its contracts;

•	the Company does not believe that there are reliable milestones by which to measure progress toward completion;

•	if the contract is terminated early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;

•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;

•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;

•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and

•	its contracts are typically progress billed on a monthly basis.

Product revenue is recognized, when both title and risk of loss transfer to the customer and customer acceptance has occurred, provided that no significant obligations remain. Revenue from multiple-element arrangements is allocated based on the relative fair value of each element, which is generally based on the relative sales price for each element when sold separately. If the fair value of one or more delivered elements cannot be determined, then revenue is allocated based on the residual method.

Gross revenues and reimbursements for the three and six months ended June 27, 2008 and June 29, 2007 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Gross revenues	$56,830	$51,885	$114,735	$101,950
Less: Subcontractor fees	1,874	1,248	3,519	2,440

Revenues	54,956	50,637	111,216	99,510
Reimbursements:
Out-of-pocket travel reimbursements	1,398	1,013	2,469	2,076
Other outside direct expenses	2,757	3,808	5,924	6,185

	4,155	4,821	8,393	8,261

Revenues before reimbursements	$50,801	$45,816	$102,823	$91,249

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Shares used in basic per share computation	15,086	15,193	14,966	15,121
Effect of dilutive common stock options outstanding	696	1,050	762	1,083
Effect of dilutive restricted stock units outstanding	318	289	322	257

Shares used in diluted per share computation	16,100	16,532	16,050	16,461

Common stock options to purchase 0 and 8,571 shares were excluded from the diluted per share calculation for the three months ended June 27, 2008 and June 29, 2007, respectively, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $22.02 for the three months ended June 29, 2007. Common stock options to purchase 0 and 4,286 shares were excluded from the diluted per share calculation for the six months ended June 27, 2008 and June 29, 2007, respectively, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $22.02 for the six months ended June 29, 2007.

Note 5: Stock-Based Compensation

On May 29, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan and the 2008 Employee Stock Purchase Plan (“ESPP”). The 2008 Equity Incentive Plan and ESPP were previously adopted by the Company’s Board of Directors on April 8, 2008, subject to stockholder approval. Upon stockholder approval of the 2008 Equity Incentive Plan and ESPP each of the following plans were terminated: the 1999 Stock Option Plan, the Restricted Stock Award Plan, the 1998 Stock Option Plan and the Employee Stock Purchase Plan established in 1992.

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares available for issuance under the 2008 Equity Incentive Plan is 1,200,000 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares available for issuance under the ESPP is 200,000 shares of common stock.

Restricted Stock Units

Restricted stock unit grants are designed to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. For a select group of employees, up to 40% of their annual bonus is settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. Each individual who receives a fully vested restricted stock unit award is also granted a matching number of unvested restricted stock unit awards. These unvested restricted stock unit awards generally cliff vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions. In the case of retirement at 59 1/2 years or older, all unvested restricted stock unit awards will continue to vest, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,020,000 and $816,000 during the three months ended June 27, 2008 and June 29, 2007, respectively. For the six months ended June 27, 2008 and June 29, 2007, the Company recorded stock-based compensation expense associated with accrued bonus awards of $2,186,000 and $1,684,000, respectively. The value of the unvested restricted stock unit awards issued is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient is 59 1/ 2 years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $560,000 and $314,000 during the three months ended June 27, 2008 and June 29, 2007, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,077,000 and $1,218,000 during the six months ended June 27, 2008 and June 29, 2007, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $179,000 during the three months ended June 27, 2008 and June 29, 2007, associated with stock option grants. The Company recorded stock-based compensation expense of $363,000 and $390,000 during the six months ended June 27, 2008 and June 29, 2007 respectively, associated with stock option grants.

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

The Company used historical exercise and post-vesting forfeiture and expiration data to estimate the expected term of options granted. The historical volatility of the Company’s common stock over a period of time equal to the expected term of the options granted was used to estimate expected volatility. The risk-free interest rate used in the option-pricing model was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option-pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting option forfeitures and stock-based compensation expense was recorded only for those awards that are expected to vest. All share-based payment awards are recognized on a straight-line basis over the requisite service periods of the awards.

Note 6: Repurchase of Common Stock

On May 22, 2007, the Company’s Board of Directors approved up to $35 million for repurchases of the Company’s common stock. On May 29, 2008, the Company’s Board of Directors authorized an additional $35 million for stock repurchases.

The Company repurchased 526,926 shares of its common stock for $16.0 million during the six months ended June 27, 2008. The Company repurchased 525,749 shares of its common stock for $11.3 million during the six months ended June 29, 2007. As of June 27, 2008, the Company had remaining authorization under its stock repurchase plans of $35.1 million to repurchase shares of common stock.

Note 7: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Employee deferrals were $412,000 and $1,314,000 during the three and six months ended June 27, 2008, respectively. Employee deferrals were $483,000 and $891,000 during the three and six months ended June 29, 2007, respectively. Employee distributions were $300,000 and $1,138,000 during the three and six months ended June 27, 2008, respectively. Employee distributions were $0 and $1,150,000 during the three and six months ended June 29, 2007, respectively.

Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of June 27, 2008 and December 28, 2007, the invested amounts under the plan totaled $6.2 million. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of June 27, 2008 and December 28, 2007, vested amounts due under the plan totaled $5.9 million. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended June 27, 2008 and June 29, 2007, the Company recognized a decrease to compensation expense of $83,000 and an increase to compensation expense of $304,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income or expense. During the six months ended June 27, 2008 and June 29, 2007, the Company recognized a decrease to compensation expense of $506,000 and an increase to compensation expense of $472,000, respectively, as a result of changes in the market value of the trust assets, with a corresponding amount being recorded as other income.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007
Cash paid during period:
Income taxes	$5,397	$6,905
Non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$70	$(25)
Vested stock unit awards issued to settle accrued bonuses	$3,637	$2,288
Stock repurchases payable to broker	$1,070	$922

Note 9: Accounts Receivable, Net

At June 27, 2008 and December 28, 2007, accounts receivable, net was comprised of the following:

(In thousands)	June 27, 2008	December 28, 2007
Billed accounts receivable	$44,389	$42,967
Unbilled accounts receivable	23,380	19,029
Allowance for doubtful accounts	(2,431)	(2,177)

Total accounts receivable, net	$65,338	$59,819

Note 10: Inventory

At June 27, 2008, the Company had $2,480,000 and $783,000 of raw materials and work-in-process inventory, respectively. At December 28, 2007, the Company had $181,000 and $1,620,000 of raw materials and finished goods inventory, respectively.

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

Segment information for the three and six months ended June 27, 2008 and June 29, 2007 follows:

Revenues

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Engineering and other scientific	$42,138	$38,964	$85,733	$76,268
Environmental and health	12,818	11,673	25,483	23,242

Total revenues	$54,956	$50,637	$111,216	$99,510

Operating income

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Engineering and other scientific	$10,990	$10,409	$23,718	$19,999
Environmental and health	3,253	2,725	6,781	5,798

Total segment operating income	14,243	13,134	30,499	25,797
Corporate operating expense	(5,434)	(6,074)	(11,595)	(11,278)

Total operating income	$8,809	$7,060	$18,904	$14,519

Capital Expenditures

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Engineering and other scientific	$1,398	$646	$2,329	$1,238
Environmental and health	35	41	61	48

Total segment capital expenditures	1,433	687	2,390	1,286
Corporate capital expenditures	179	167	372	316

Total capital expenditures	$1,612	$854	$2,762	$1,602

Depreciation and Amortization

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Engineering and other scientific	$698	$678	$1,308	$1,318
Environmental and health	11	44	55	90

Total segment depreciation and amortization	709	722	1,363	1,408
Corporate depreciation and amortization	275	247	562	478

Total depreciation and amortization	$984	$969	$1,925	$1,886

No single customer comprised more than 10% of the Company’s revenues for the three and six months ended June 27, 2008. The Company derived 10% of revenues from agencies of the federal government for the three and six months ended June 29, 2007.

Note 12: Goodwill

Below is a breakdown of goodwill reported by segment as of June 27, 2008:

(In thousands)	Environmental and health	Engineering and other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the three and six months ended June 27, 2008.

Note 13: Mortgage Note

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. As of June 27, 2008, the Company had $0 outstanding and available borrowings of $15.4 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25%.

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

Business Overview

Exponent, Inc. is an engineering and scientific consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers and business consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and business today. Our services include analysis of product development, product recall, regulatory compliance, and discovery of potential problems related to products, people or property and impending litigation, as well as the development of highly technical new products.

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

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Three Months Ended June 27, 2008

During the second quarter of 2008 we had an 8.5% increase in revenues and a 10.9% increase in revenues before reimbursements as compared to the same period last year. This growth was driven by our mechanics and materials, biomechanics, thermal sciences, electrical and semiconductors practices, and our center for chemical registration and food safety. Our consolidated revenue growth was primarily driven by an increase in billable hours, higher billing rates and an increase in product sales to the United States Army in our technology development practice. Billable hours for the second quarter of 2008 increased 4.2% to 220,608 as compared to 211,778 during the same period last year. Technical full-time equivalents increased 7.0% to 614 during the second quarter of 2008 as compared to 574 during the same period last year. This increase in technical full-time equivalents was due to our continuing recruiting and retention efforts. Utilization decreased to 69% for the second quarter of 2008 as compared to 71% during the same period last year. Product sales in our technology development practice increased 607% to $1,972,000 for the second quarter of 2008 as compared to $279,000 during the same period last year. This increase in product sales was primarily due to an increase in sales of surveillance systems to the United States Army. Due to the management of our operating expenses we were able to leverage this revenue growth to improve net income by 15.8% as compared to the same period last year.

Three Months Ended June 27, 2008 compared to Three Months Ended June 29, 2007

Revenues

	Three Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
Engineering and other scientific	$42,138	$38,964	8.1%
Percentage of total revenues	76.7%	76.9%
Environmental and health	12,818	11,673	9.8%
Percentage of total revenues	23.3%	23.1%

Total revenues	$54,956	$50,637	8.5%

The increase in revenues for our engineering and other scientific segment was driven by an increase in billable hours, higher billing rates and an increase in product sales in our technology development practice. The increase in billable hours was primarily due to an increase in activity in our mechanics and materials, biomechanics, thermal sciences, and electrical and semiconductors practices. During the second quarter of 2008 billable hours for this segment increased by 4.5% to 165,364 as compared to 158,310 during the same period last year. Technical full-time equivalents increased 6.6% to 454 from 426 for the same period last year due to our continuing recruiting and retention efforts. Utilization decreased to 70% for the second quarter of 2008 as compared to 72% during the same period last year. Product sales in our technology development practice increased 607% to $1,972,000 for the second quarter of 2008 as compared to $279,000 during the same period last year. This increase in product sales was primarily due to an increase in sales of surveillance systems to the United States Army.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. The increase in billable hours was due to an increase in activity in our center for chemical registration and food safety. During the second quarter of 2008 billable hours for this segment increased by 3.3% to 55,244 as compared to 53,468 during the same period last year. Technical full-time equivalents increased 8.1% to 160 from 148 for the same period last year due to our continuing recruiting and retention efforts. Utilization decreased to 66% for the second quarter of 2008 as compared to 69% during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
Compensation and related expenses	$33,197	$30,207	9.9%
Percentage of total revenues	60.4%	59.7%

The increase in compensation and related expenses during the second quarter of 2008 was due to an increase in payroll, fringe benefits and bonuses partially offset by the change in value of assets associated with our deferred compensation plan. Payroll increased by $1,877,000 due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Fringe benefits increased by $655,000 due to an increase in technical full-time equivalent employees. Bonuses increased by $529,000 due to a corresponding increase in profitability. During the second quarter of 2008, we recorded a decrease to compensation expense of $83,000 associated with a decline in the value of assets associated with our deferred compensation plan as compared to an increase to compensation expense of $304,000 associated with a gain in the value of plan assets during the same period last year. We expect payroll expense to increase for the reminder of 2008 due to the anticipated hiring of additional staff.

Other Operating Expenses

	Three Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
Other operating expenses	$5,588	$5,305	5.3%
Percentage of total revenues	10.2%	10.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $226,000 in occupancy expense. This increase in occupancy expense was due to maintenance costs associated with our Silicon Valley facility and costs associated with our increase in technical full-time equivalent employees.

Reimbursable Expenses

	Three Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
Reimbursable expenses	$4,155	$4,821	(13.8%)
Percentage of total revenues	7.6%	9.5%

The decrease in reimbursable expenses was primarily due to a decrease in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
General and administrative expenses	$3,207	$3,244	(1.1%)
Percentage of total revenues	5.8%	6.4%

The decrease in general and administrative expenses was primarily due to a decrease in bad debt expense of $95,000 due to a reduction in our provision for doubtful accounts during the second quarter of 2008 as compared to the same period last year.

Other Income, Net

	Three Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
Other income, net	$818	$1,268	(35.5%)
Percentage of total revenues	1.5%	2.5%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was due to a change in the value of assets associated with our deferred compensation plan. During the second quarter of 2008 we recorded a decrease to other income, net, of $83,000 associated with a decrease in the value of assets associated with our deferred compensation plan. During the second quarter of 2007 we recorded an increase to other income, net, of $304,000 due to an increase in the value of assets associated with our deferred compensation plan.

Income Taxes

	Three Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
Income taxes	$3,834	$3,326	15.3%
Percentage of total revenues	7.0%	6.6%
Effective tax rate	39.8%	39.9%

The increase in income tax expense was due to a corresponding increase in pre-tax income.

Six Months Ended June 27, 2008 compared to Six Months Ended June 29, 2007

Revenues

	Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
Engineering and other scientific	$85,733	$76,268	12.4%
Percentage of total revenues	77.1%	76.6%
Environmental and health	25,483	23,242	9.6%
Percentage of total revenues	22.9%	23.4%

Total revenues	$111,216	$99,510	11.8%

The increase in revenues for our engineering and other scientific segment was driven by an increase in billable hours, higher billing rates and an increase in product sales in our technology development practice. The increase in billable hours was primarily due to an increase in activity in our mechanics and materials, biomechanics, thermal sciences, and electrical and semiconductors practices. During the first six months of 2008, billable hours for this segment increased by 6.9% to 332,551 as compared to 311,135 during the same period last year. Technical full-time equivalents increased 6.9% to 452 from 423 for the same period last year due to our continuing recruiting and retention efforts. Utilization was 71% for the first six months of 2008 and 2007. Product sales in our technology development practice increased 193% to $5,223,000 for the first six months of 2008 as compared to $1,783,000 during the same period last year. This increase in product sales was primarily due to an increase in sales of surveillance systems to the United States Army.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. The increase in billable hours was due to an increase in activity in our center for chemical registration and food safety. During the first six months of 2008, billable hours for this segment increased by 2.6% to 107,931 as compared to 105,207 during the same period last year. Technical full-time equivalents increased 7.5% to 158 from 147 for the same period last year due to our continuing recruiting and retention efforts. Utilization decreased to 66% for the first six months of 2008 as compared to 69% during the same period last year.

Compensation and Related Expenses

	Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
Compensation and related expenses	$66,707	$60,229	10.8%
Percentage of total revenues	60.0%	60.5%

The increase in compensation and related expenses during the first six months of 2008 was due to an increase in payroll, fringe benefits, bonuses and stock-based compensation related to matching restricted stock units and stock options partially offset by the change in value of assets associated with our deferred compensation plan. Payroll increased by $3,948,000 due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Fringe benefits increased by $1,401,000 due to an increase in technical full-time equivalent employees. Bonuses increased by $1,297,000 due to a corresponding increase in profitability. Stock-based compensation expense related to matching restricted stock units and stock options increased by $826,000 due to additional restricted stock unit grants during the first six months of 2008 and the impact of awards expensed upon grant. If the recipient of a matching restricted stock unit award was 59  1/2 years or older on the date of grant, the value of the entire award was expensed upon grant. The increase in the value of awards expensed upon grant was $483,000. During the first six months of 2008, we recorded a decrease to compensation expense of $506,000 associated with a decline in the value of assets associated with our deferred compensation plan as compared to an increase to compensation expense of $472,000 associated with a gain in the value of plan assets during the same period last year.

Other Operating Expenses

	Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
Other operating expenses	$11,016	$10,442	5.5%
Percentage of total revenues	9.9%	10.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $442,000 in occupancy expense. This increase in occupancy expense was due to maintenance costs associated with our Silicon Valley facility and costs associated with our increase in technical full-time equivalent employees.

Reimbursable Expenses

	Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
Reimbursable expenses	$8,393	$8,261	1.6%
Percentage of total revenues	7.5%	8.3%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
General and administrative expenses	$6,196	$6,059	2.3%
Percentage of total revenues	5.6%	6.1%

The increase in general and administrative expenses was primarily due to an increase of $149,000 in employee relocation and professional development expenses.

Other Income, Net

	Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
Other income, net	$1,255	$2,147	(41.5%)
Percentage of total revenues	1.1%	2.2%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was due to a change in the value of assets associated with our deferred compensation plan. During the first six months of 2008 we recorded a decrease to other income, net, of $506,000 associated with a decrease in the value of assets associated with our deferred compensation plan. During the first six months of 2007 we recorded an increase to other income, net, of $472,000 due to an increase in the value of assets associated with our deferred compensation plan.

Income Taxes

	Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	Percent Change
Income taxes	$8,019	$6,609	21.3%
Percentage of total revenues	7.2%	6.6%
Effective tax rate	39.8%	39.7%

The increase in income tax expense was due to a corresponding increase in pre-tax income.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin, No. 51.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after November 15, 2008. We intend to adopt SFAS 141R and SFAS 160 in fiscal 2009.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective December 29, 2007, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

As of June 27, 2008, our cash, cash equivalents and short-term investments were $60.2 million compared to $63.7 million at December 28, 2007. We financed our business for the current period principally through operating cash.

	Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007
Net cash provided by operating activities	$10,411	$3,555
Net cash (used in) provided by investing activities	(3,796)	5,100
Net cash used in financing activities	(10,164)	(7,706)

The increase in net cash provided by operating activities during the first six months of 2008 was primarily due to a smaller increase in accounts receivable and an increase in net income partially offset by the change in accrued payroll and employee benefits. The smaller increase in accounts receivable was due to a decrease in days sales outstanding. Days sales outstanding decreased to 96 days during the first six months of 2008 as compared to 104 days during the first six months of 2007. Accrued payroll and employee benefits decreased by $2.0 million during the first six months of 2008 as compared to an increase of $1.7 million during the first six months of 2007. The decrease in accrued payroll and employee benefits during the first six months of 2008 was due to an increase in the amount of accrued bonus paid during the first six months of 2008 as compared to the same period in 2007.

The decrease in net cash provided by investing activities was primarily due to net sales and maturities of short-term investments and an increase in capital expenditures. During the first six months of 2008, net purchases of short-term investments were $1.1 million as compared to net sales of $6.7 million during the same period last year. The net sales of short-term investments during the first six months of 2007 were to fund our share repurchases. Capital expenditures increased by $1.2 million during the first six months of 2008 due to leasehold improvements associated with a new lease for office and lab space.

The increase in net cash used in financing activities was primarily due to a $4.1 million increase in treasury repurchases partially offset by a $2.5 million increase in the tax benefit for stock option plans during the first six months of 2008 as compared to the same period last year.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of June 27, 2008 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2008	$2,921	$26	$1,976	$4,923
2009	5,675	29	204	5,908
2010	4,216	3	204	4,423
2011	3,514	2	—	3,516
2012	3,289	—	—	3,289
Thereafter	5,423	—	—	5,423

	$25,038	$60	$2,384	$27,482

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $5.1 million were recorded as a long-term liability on our condensed consolidated balance sheet at June 27, 2008. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of June 27, 2008 invested amounts under the plan of $5.1 million were recorded as a long-term asset on our condensed consolidated balance sheet.

We have a revolving reducing mortgage note with a total available borrowing amount of $15.4 million and an outstanding balance of $0 as of June 27, 2008. We believe that our existing revolving note, together with funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period.

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

We are exposed to liquidity and credit risk associated with our student loan secured auction rate security. Included within our investment portfolio and classified as a long-term asset on our balance sheet at June 27, 2008 is one AA rated student loan secured auction rate security purchased and valued at $1.0 million. During the second quarter of 2008 the auction for this security failed. The issuer has expressed its intent to restructure this security and the next scheduled auction is in May of 2009. We will not have access to these funds until the security is restructured or a future auction is successful. If the issuer is unable to restructure this security or successfully close future auctions and its credit ratings deteriorate, we may be required to adjust the carrying value of this investment through an impairment charge. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other sources of cash we do not expect any lack of liquidity related to this investment to negatively impact our ability to operate our business as usual.

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

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended June 27, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases of the Company’s common stock for the three months ended June 27, 2008:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
March 29 to April 25	—	$—	—	$11,364
April 26 to May 23	166	31.47	166	$6,145
May 24 to June 27	186	32.20	186	$149
Additional funds authorized for share repurchases				$35,000

Total	352	$31.85	352	$35,149

(1)

In May 2007, the Company’s Board of Directors approved up to $35 million for repurchases of the Company’s common stock. On May 29, 2008, the Company’s Board of Directors authorized an additional $35 million for stock repurchases. These plans have no expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2008 Annual Meeting of Stockholders held on May 29, 2008 (the “Annual Meeting”), the following individuals were elected to the Board of Directors with the following number of votes cast for and withheld:

	Votes For	Votes Withheld
Samuel H. Armacost	13,100,428	378,541
Michael R. Gaulke	13,230,531	248,438
Jon R. Katzenbach	13,202,494	276,475
Stephen C. Riggins	13,263,632	215,337
John B. Shoven, Ph.D.	13,271,187	207,782

The stockholders at the Company’s Annual Meeting approved the following proposals with the following number of votes cast for and against, as well as the number of abstentions and broker non-votes:

1.	Ratify the appointment of KPMG LLP as independent registered public accounting firm for the year ending January 2, 2009.

For	13,107,815
Against	326,513
Abstentions	44,641
Broker non-votes	0

2.	To approve the 2008 Equity Incentive Plan.

For	7,428,502
Against	4,786,868
Abstentions	64,257
Broker non-votes	1,199,342

3.	To approve the 2008 Employee Stock Purchase Plan

For	12,124,415
Against	99,384
Abstentions	55,828
Broker non-votes	1,199,342

Item 6.	Exhibits

(a)	Exhibits

3.2(ii)	Certificate of Amendment of Amended and Restated Bylaws of Exponent, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2008).

10.28	2008 Equity Incentive Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 4, 2008).

10.29	2008 Employee Stock Purchase Plan (incorporated by reference from the Company’s Current Report on From 8-K filed on June 4, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: August 6, 2008	/s/ Michael R. Gaulke
Michael R. Gaulke, Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer