Form 10-Q
period 2008-09-26
EXPONENT INC
filed 2008-11-05
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

Yes  ☐    No  ☒

As of October 31, 2008, the latest practicable date, the registrant had 13,668,691 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 26, 2008 and December 28, 2007

(in thousands, except share data)

(unaudited)

	September 26, 2008	December 28, 2007
Assets
Current assets:
Cash and cash equivalents	$18,659	$10,700
Short-term investments	33,417	53,034
Accounts receivable, net of allowance for doubtful accounts of $2,974 and $2,177 at September 26, 2008 and December 28, 2007, respectively	68,132	59,819
Prepaid expenses and other assets	6,007	5,754
Deferred income taxes	4,380	3,450

Total current assets	130,595	132,757
Property, equipment and leasehold improvements, net	31,273	29,409
Goodwill	8,607	8,607
Other assets	14,377	11,618

Total assets	$184,852	$182,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,999	$7,139
Accrued payroll and employee benefits	30,456	30,366
Deferred revenues	5,669	6,458

Total current liabilities	42,124	43,963
Other liabilities	211	89
Deferred compensation	5,196	4,665
Deferred rent	1,959	1,755

Total liabilities	49,490	50,472

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,426,664 shares issued at September 26, 2008 and December 28, 2007	16	16
Additional paid-in capital	71,897	59,772
Accumulated other comprehensive income	153	347
Retained earnings	122,470	113,018
Treasury stock, at cost; 2,307,373 and 2,067,944 shares held at September 26, 2008 and December 28, 2007, respectively	(59,174)	(41,234)

Total stockholders’ equity	135,362	131,919

Total liabilities and stockholders’ equity	$184,852	$182,391

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 26, 2008 and September 28, 2007

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Revenues:
Revenues before reimbursements	$51,751	$44,916	$154,574	$136,165
Reimbursements	6,979	3,988	15,372	12,249

Revenues	58,730	48,904	169,946	148,414

Operating expenses:
Compensation and related expenses	33,097	29,268	99,804	89,497
Other operating expenses	5,620	5,484	16,636	15,926
Reimbursable expenses	6,979	3,988	15,372	12,249
General and administrative expenses	3,346	2,701	9,542	8,760

Total operating expenses	49,042	41,441	141,354	126,432

Operating income	9,688	7,463	28,592	21,982
Other income, net:
Interest income, net	397	407	1,362	1,351
Miscellaneous income, net	(43)	433	247	1,636

Total other income, net	354	840	1,609	2,987

Income before income taxes	10,042	8,303	30,201	24,969
Income taxes	4,100	3,266	12,119	9,875

Net income	$5,942	$5,037	$18,082	$15,094

Net income per share:
Basic	$0.40	$0.34	$1.21	$1.00
Diluted	$0.38	$0.31	$1.13	$0.92
Shares used in per share computations:
Basic	14,736	14,902	14,890	15,048
Diluted	15,709	16,163	15,937	16,372

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 26, 2008 and September 28, 2007

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net income	$5,942	$5,037	$18,082	$15,094
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(271)	79	(175)	136
Unrealized (loss) gain on investments, net of tax	(89)	63	(19)	38

Comprehensive income	$5,582	$5,179	$17,888	$15,268

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 26, 2008 and September 28, 2007

(in thousands)

(unaudited)

	Nine Months Ended
	September 26, 2008	September 28, 2007
Cash flows from operating activities:
Net income	$18,082	$15,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,984	2,888
Amortization of premiums and accretion of discounts of short-term investments	359	224
Amortization of contribution to deferred compensation plan	181	489
Deferred rent	204	756
Allowance for doubtful accounts	2,239	1,654
Stock-based compensation	6,352	4,666
Deferred income tax provision	(2,581)	(2,563)
Tax benefit for stock option plans	(5,391)	(3,332)
Changes in operating assets and liabilities:
Accounts receivable	(10,552)	(16,270)
Prepaid expenses and other assets	(340)	(1,768)
Accounts payable and accrued liabilities	4,533	4,219
Accrued payroll and employee benefits	464	3,205
Deferred revenues	(789)	164

Net cash provided by operating activities	15,745	9,426

Cash flows from investing activities:
Capital expenditures	(4,364)	(2,295)
Other assets	194	10
Purchase of short-term investments	(77,911)	(69,940)
Sale/maturity of short-term investments	96,140	79,920

Net cash provided by investing activities	14,059	7,695

Cash flows from financing activities:
Repayments of borrowings and long-term obligations	(52)	(45)
Tax benefit for stock option plans	5,391	3,332
Purchases of treasury stock	(28,485)	(19,733)
Issuance of treasury stock	1,672	2,650

Net cash used in financing activities	(21,474)	(13,796)

Effect of foreign currency exchange rates on cash and cash equivalents	(371)	126

Net increase in cash and cash equivalents	7,959	3,451
Cash and cash equivalents at beginning of period	10,700	5,238

Cash and cash equivalents at end of period	$18,659	$8,689

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 26, 2008 and September 28, 2007

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 26, 2008 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007.

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

In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The Staff Position clarified the application of SFAS 157 in an inactive market and illustrates how an entity may determine fair value when the market for a financial asset is not active. FASB Staff Position 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The Company adopted FASB Staff Position 157-3 during the third quarter of fiscal 2008 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 26, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$40,976	$6,559	$33,417	$1,000
Fixed income trading securities held in deferred compensation plan (2)	1,089	1,089	—	—
Equity trading securities held in deferred compensation plan (2)	4,748	4,748	—	—

Total	$46,813	$12,396	$33,417	$1,000

Liabilities
Deferred compensation plan (3)	5,837	5,837	—	—

Total	$5,837	$5,837	$—	$—

(1)	Included in cash and cash equivalents, short-term investments and other assets on the Company’s condensed consolidated balance sheet.

(2)	Included in other current assets and other assets on the Company’s condensed consolidated balance sheet.

(3)	Included in accrued liabilities and deferred compensation on the Company’s condensed consolidated balance sheet.

Fixed income available-for-sale securities represent primarily obligations of state and local government agencies. Included in fixed income available-for-sale securities is $6,559,000 of money market securities classified as cash equivalents. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

Included within the Company’s investment portfolio and classified as a long-term asset on its balance sheet is one AA rated student loan secured auction rate security purchased and valued at $1 million. During the second quarter of 2008 the auction for this security failed. Due to the failed auction, the company concluded that this auction rate security represents a Level 3 valuation within the SFAS No. 157 hierarchy. The security was valued based on a market comparable analysis for a reasonable period of time and there did not appear to be any factors causing a material difference between the fair value and the purchase price. The Company intends to hold this security until a future auction is successful or the security is restructured.

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

Gross revenues and reimbursements for the three and nine months ended September 26, 2008 and September 28, 2007 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Gross revenues	$59,574	$50,337	$174,309	$152,287
Less: Subcontractor fees	844	1,433	4,363	3,873

Revenues	58,730	48,904	169,946	148,414
Reimbursements:
Out-of-pocket reimbursements	1,424	1,154	3,893	3,230
Other outside direct expenses	5,555	2,834	11,479	9,019

	6,979	3,988	15,372	12,249

Revenues before reimbursements	$51,751	$44,916	$154,574	$136,165

Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. These judgments and estimates include an assessment of collectability and, for fixed-price engagements, an estimate as to the total effort required to complete the project. If the Company made different judgments or utilized different estimates, the amount and timing of its revenue for any period could be materially different.

All consulting contracts are subject to review by management, which requires a positive assessment of the collectability of contract amounts. If, during the course of the contract, the Company determines that collection of revenue is not reasonably assured, it does not recognize the revenue until its collection becomes reasonably assured, which is generally upon receipt of cash. The Company assesses collectability based on a number of factors, including past transaction history with the client and project manager, as well as the creditworthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Shares used in basic per share computation	14,736	14,902	14,890	15,048
Effect of dilutive common stock options outstanding	647	970	727	1,055
Effect of dilutive restricted stock units outstanding	326	291	320	269

Shares used in diluted per share computation	15,709	16,163	15,937	16,372

There were no common stock options excluded from the diluted per share calculation for the three months ended September 26, 2008 and September 28, 2007. Common stock options to purchase 0 and 9,524 shares were excluded from the diluted per share calculation for the nine months ended September 26, 2008 and September 28, 2007, respectively, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares were $22.02 for the nine months ended September 28, 2007.

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

Restricted Stock Units

Restricted stock unit grants are designed to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. For a select group of employees, up to 40% of their annual bonus is settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. Each individual who receives a fully vested restricted stock unit award is also granted a matching number of unvested restricted stock unit awards. Unvested restricted stock unit awards are also granted for select new hires and promotions. These unvested restricted stock unit awards generally cliff vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions. In the case of retirement at 59 1/2 years or older, all unvested restricted stock unit awards will continue to vest, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,077,000 and $871,000 during the three months ended September 26, 2008 and September 28, 2007, respectively. For the nine months ended September 26, 2008 and September 28, 2007, the Company recorded stock-based compensation expense associated with accrued bonus awards of $3,263,000 and $2,555,000, respectively. The value of the unvested restricted stock unit awards issued is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient is 59 1/2 years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $467,000 and $326,000 during the three months ended September 26, 2008 and September 28, 2007, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,544,000 and $1,544,000 during the nine months ended September 26, 2008 and September 28, 2007, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $182,000 and $177,000 during the three months ended September 26, 2008 and September 28, 2007, respectively, associated with stock option grants. The Company recorded stock-based compensation expense of $545,000 and $567,000 during the nine months ended September 26, 2008 and September 28, 2007, respectively, associated with stock option grants.

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

The Company repurchased 933,718 shares of its common stock for $28.2 million during the nine months ended September 26, 2008. The Company repurchased 853,271 shares of its common stock for $19.0 million during the nine months ended September 28, 2007. As of September 26, 2008, the Company had remaining authorization under its stock repurchase plans of $23.0 million to repurchase shares of common stock.

Note 7: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. For the three and nine months ended September 26, 2008, employee deferrals were $364,000 and $1,677,000, respectively. Employee deferrals were $392,000 and $1,283,000, respectively, during the three and nine months ended September 28, 2007. For the three and nine months ended September 26, 2008, employee distributions were $315,000 and $1,154,000, respectively. Employee distributions were $524,000 and $1,674,000, respectively, during the three and nine months ended September 28, 2007.

Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of September 26, 2008 and December 28, 2007, the invested amounts under the plan totaled $5.8 million and $6.2 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of September 26, 2008 and December 28, 2007, vested amounts due under the plan totaled $5.8 million. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended September 26, 2008 and September 28, 2007, the Company recognized a decrease to compensation expense of $442,000 and an increase to compensation expense of $78,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income or expense. During the nine months ended September 26, 2008 and September 28, 2007, the Company recognized a decrease to compensation expense of $947,000 and an increase to compensation expense of $550,000, respectively, as a result of changes in the market value of the trust assets, with a corresponding amount being recorded as other income or expense.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007
Cash paid during period:
Income taxes	$10,025	$10,103
Non-cash investing and financing activities:
Unrealized (loss) gain on short-term investments	$(19)	$38
Vested stock unit awards issued to settle accrued bonuses	$3,637	$2,288
Stock repurchases payable to broker	$71	$—

Note 9: Accounts Receivable, Net

At September 26, 2008 and December 28, 2007, accounts receivable, net was comprised of the following:

(In thousands)	September 26, 2008	December 28, 2007
Billed accounts receivable	$47,379	$42,967
Unbilled accounts receivable	23,727	19,029
Allowance for doubtful accounts	(2,974)	(2,177)

Total accounts receivable, net	$68,132	$59,819

Note 10: Inventory

At September 26, 2008, the Company had $775,000 and $875,000 of raw materials and work-in-process inventory, respectively, included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. At December 28, 2007, the Company had $181,000 and $1,620,000 of raw materials and finished goods inventory, respectively, included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

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

Segment information for the three and nine months ended September 26, 2008 and September 28, 2007 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Engineering and other scientific	$45,710	$37,038	$131,443	$113,306
Environmental and health	13,020	11,866	38,503	35,108

Total revenues	$58,730	$48,904	$169,946	$148,414

Operating income

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Engineering and other scientific	$11,813	$8,952	$35,531	$28,951
Environmental and health	3,679	3,202	10,460	9,000

Total segment operating income	15,492	12,154	45,991	37,951
Corporate operating expense	(5,804)	(4,691)	(17,399)	(15,969)

Total operating income	$9,688	$7,463	$28,592	$21,982

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Engineering and other scientific	$1,152	$451	$3,481	$1,689
Environmental and health	30	45	91	93

Total segment capital expenditures	1,182	496	3,572	1,782
Corporate capital expenditures	420	197	792	513

Total capital expenditures	$1,602	$693	$4,364	$2,295

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Engineering and other scientific	$661	$687	$1,969	$2,005
Environmental and health	91	45	146	135

Total segment depreciation and Amortization	752	732	2,115	2,140
Corporate depreciation and Amortization	307	270	869	748

Total depreciation and Amortization	$1,059	$1,002	$2,984	$2,888

During the three and nine months ended September 26, 2008, the Company derived 15% and 11%, respectively, of revenues from agencies of the federal government. No single customer comprised more than 10% of the Company’s revenues for the three and nine months ended September 28, 2007.

Note 12: Goodwill

Below is a breakdown of goodwill reported by segment as of September 26, 2008:

(In thousands)	Environmental and health	Engineering and other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the three and nine months ended September 26, 2008.

Note 13: Mortgage Note

The Company has a revolving reducing mortgage note (the “Mortgage Note”) secured by its Silicon Valley headquarters building. Any outstanding amounts on the Mortgage Note are due and payable in full on January 31, 2009. As of September 26, 2008, the Company had $0 outstanding and available borrowings of $15.4 million. The Mortgage Note is subject to two interest rate options of either prime less 1.5% or the fixed LIBOR plus 1.25%.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition and estimating the allowance for doubtful accounts are described in our fiscal 2007 Annual Report on Form 10-K under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Three Months Ended September 26, 2008

During the third quarter of 2008 we had a 20.1% increase in revenues and a 15.2% increase in revenues before reimbursements as compared to the same period last year. Our consolidated revenue growth was primarily driven by an increase in billable hours across a broad group of practices, higher billing rates, and an increase in product sales to the United States Army in our technology development practice. The growth in billable hours was driven by our mechanics and materials, biomechanics, thermal sciences, and electrical and semiconductors practices, and our center for chemical registration and food safety. Billable hours for the third quarter of 2008 increased 10.3% to 224,229 as compared to 203,315 during the same period last year. Technical full-time equivalents increased 7.4% to 628 during the third quarter of 2008 as compared to 585 during the same period last year. This increase in technical full-time equivalents was due to our continuing recruiting and retention efforts. Utilization increased to 69% for the third quarter of 2008 as compared to 67% during the same period last year. Product sales in our technology development practice increased 799% to $5,638,000 for the third quarter of 2008 as compared to $627,000 during the same period last year. This increase in product sales was primarily due to an increase in sales of surveillance systems to the United States Army. Due to the management of our operating expenses we were able to leverage this revenue growth to improve net income by 18.0% as compared to the same period last year.

Three Months Ended September 26, 2008 compared to Three Months Ended September 28, 2007

Revenues

	Three Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
Engineering and other scientific	$45,710	$37,038	23.4%
Percentage of total revenues	77.8%	75.7%
Environmental and health	13,020	11,866	9.7%
Percentage of total revenues	22.2%	24.3%

Total revenues	$58,730	$48,904	20.1%

The increase in revenues for our engineering and other scientific segment was driven by an increase in billable hours, higher billing rates and an increase in product sales in our technology development practice. The increase in billable hours was primarily due to an increase in activity in our mechanics and materials, biomechanics, thermal sciences, and electrical and semiconductors practices. During the third quarter of 2008 billable hours for this segment increased by 10.0% to 168,288 as compared to 152,926 during the same period last year. Technical full-time equivalents increased 6.6% to 467 from 438 for the same period last year due to our continuing recruiting and retention efforts. Utilization increased to 69% for the third quarter of 2008 as compared to 67% during the same period last year. Product sales in our technology development practice increased 799% to $5,638,000 for the third quarter of 2008 as compared to $627,000 during the same period last year. This increase in product sales was primarily due to an increase in sales of surveillance systems to the United States Army.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. The increase in billable hours was due to an increase in activity in our center for chemical registration and food safety. During the third quarter of 2008 billable hours for this segment increased by 11.0% to 55,941 as compared to 50,389 during the same period last year. Technical full-time equivalents increased 9.5% to 161 from 147 for the same period last year due to our continuing recruiting and retention efforts. Utilization increased to 67% for the third quarter of 2008 as compared to 66% during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
Compensation and related expenses	$33,097	$29,268	13.1%
Percentage of total revenues	56.4%	59.8%

The increase in compensation and related expenses during the third quarter of 2008 was due to an increase in payroll, fringe benefits and bonuses partially offset by the change in value of assets associated with our deferred compensation plan. Payroll increased by $2,594,000 due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Fringe benefits increased by $471,000 due to an increase in technical full-time equivalent employees. Bonuses increased by $1,058,000 due to a corresponding increase in profitability. During the third quarter of 2008, we recorded a decrease to compensation expense of $442,000 associated with a decline in the value of assets associated with our deferred compensation plan as compared to an increase to compensation expense of $78,000 associated with a gain in the value of plan assets during the same period last year. We expect payroll expense to increase for the remainder of 2008 due to the anticipated hiring of additional staff.

Other Operating Expenses

	Three Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
Other operating expenses	$5,620	$5,484	2.5%
Percentage of total revenues	9.6%	11.2%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $163,000 in occupancy expense. This increase in occupancy expense was due to maintenance costs associated with our Silicon Valley facility and costs associated with our increase in technical full-time equivalent employees.

Reimbursable Expenses

	Three Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
Reimbursable expenses	$6,979	$3,988	75.0%
Percentage of total revenues	11.9%	8.2%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
General and administrative expenses	$3,346	$2,701	23.9%
Percentage of total revenues	5.7%	5.5%

The increase in general and administrative expenses during the third quarter of 2008 was due to an increase in travel, bad debt, and recruiting expenses. Travel expenses increased by $163,000 primarily due to a managers’ meeting for one of our practice groups held during the third quarter of 2008, which was previously held in the second quarter of 2007. An increase in fuel costs also contributed to the increase in travel expenses. Bad debt increased by $144,000 due to an increase in our provision for doubtful accounts during the third quarter of 2008 as compared to the same period last year. Recruiting increased by $83,000 due to our increased efforts in this area.

Other Income, Net

	Three Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
Other income, net	$354	$840	-57.9%
Percentage of total revenues	0.6%	1.7%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was due to a change in the value of assets associated with our deferred compensation plan. During the third quarter of 2008 we recorded a decrease to other income, net, of $442,000 associated with a decrease in the value of assets associated with our deferred compensation plan. During the third quarter of 2007 we recorded an increase to other income, net, of $78,000 due to an increase in the value of assets associated with our deferred compensation plan.

Income Taxes

	Three Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
Income taxes	$4,100	$3,266	25.5%
Percentage of total revenues	7.0%	6.7%
Effective tax rate	40.8%	39.3%

The increase in income tax expense was due to a corresponding increase in pre-tax income. The increase in our effective tax rate was due to a decrease in tax-exempt interest income.

Nine Months Ended September 26, 2008 compared to Nine Months Ended September 28, 2007

Revenues

	Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
Engineering and other scientific	$131,443	$113,306	16.0%
Percentage of total revenues	77.3%	76.3%
Environmental and health	38,503	35,108	9.7%
Percentage of total revenues	22.7%	23.7%

Total revenues	$169,946	$148,414	14.5%

The increase in revenues for our engineering and other scientific segment was driven by an increase in billable hours, higher billing rates and an increase in product sales in our technology development practice. The increase in billable hours was primarily due to an increase in activity in our mechanics and materials, biomechanics, thermal sciences, construction and electrical and semiconductors practices. During the first nine months of 2008, billable hours for this segment increased by 7.8% to 500,506 as compared to 464,125 during the same period last year. Technical full-time equivalents increased 6.8% to 457 from 428 for the same period last year due to our continuing recruiting and retention efforts. Utilization was 70% for the first nine months of 2008 and 2007. Product sales in our technology development practice increased 351% to $10,861,000 for the first nine months of 2008 as compared to $2,410,000 during the same period last year. This increase in product sales was primarily due to an increase in sales of surveillance systems to the United States Army.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. The increase in billable hours was due to an increase in activity in our center for chemical registration and food safety. During the first nine months of 2008, billable hours for this segment increased by 5.3% to 163,870 as compared to 155,598 during the same period last year. Technical full-time equivalents increased 8.2% to 159 from 147 for the same period last year due to our continuing recruiting and retention efforts. Utilization decreased to 66% for the first nine months of 2008 as compared to 68% during the same period last year.

Compensation and Related Expenses

	Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
Compensation and related expenses	$99,804	$89,497	11.5%
Percentage of total revenues	58.7%	60.3%

The increase in compensation and related expenses during the first nine months of 2008 was due to an increase in payroll, fringe benefits, bonuses and stock-based compensation related to matching restricted stock units and stock options partially offset by the change in value of assets associated with our deferred compensation plan. Payroll increased by $6,542,000 due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Fringe benefits increased by $1,872,000 due to an increase in technical full-time equivalent employees. Bonuses increased by $2,356,000 due to a corresponding increase in profitability. Stock-based compensation expense related to matching restricted stock units and stock options increased by $972,000 due to additional restricted stock unit grants during the first nine months of 2008 and the impact of awards expensed upon grant. If the recipient of a matching restricted stock unit award was 59 1/2 years or older on the date of grant, the value of the entire award was expensed upon grant. The increase in the value of awards expensed upon grant was $483,000. During the first nine months of 2008, we recorded a decrease to compensation expense of $947,000 associated with a decline in the value of assets associated with our deferred compensation plan as compared to an increase to compensation expense of $550,000 associated with a gain in the value of plan assets during the same period last year.

Other Operating Expenses

	Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
Other operating expenses	$16,636	$15,926	4.5%
Percentage of total revenues	9.8%	10.7%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $605,000 in occupancy expense. This increase in occupancy expense was due to maintenance costs associated with our Silicon Valley facility and costs associated with our increase in technical full-time equivalent employees.

Reimbursable Expenses

	Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
Reimbursable expenses	$15,372	$12,249	25.5%
Percentage of total revenues	9.0%	8.3%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
General and administrative expenses	$9,542	$8,760	8.9%
Percentage of total revenues	5.6%	5.9%

The increase in general and administrative expenses during the first nine months of 2008 was due to an increase in travel, recruiting and professional development, and legal expenses. Travel expenses increased $215,000 due to the increase in technical full time employees and an increase in fuel charges. Recruiting and professional development increased $192,000 due to our continued recruiting and retention efforts. Legal fees increased $166,000 primarily due to costs associated with the adoption of the 2008 Equity Incentive Plan and the 2008 Employee Stock Purchase Plan.

Other Income, Net

	Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
Other income, net	$1,609	$2,987	-46.1%
Percentage of total revenues	0.9%	2.0%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in rental income. During the first nine months of 2008 we recorded a decrease to other income, net, of $947,000 associated with a decrease in the value of assets associated with our deferred compensation plan. During the first nine months of 2007 we recorded an increase to other income, net, of $550,000 due to an increase in the value of assets associated with our deferred compensation plan. Rental income increased $346,000 due to an increase in the amount of space leased.

Income Taxes

	Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	Percent Change
Income taxes	$12,119	$9,875	22.7%
Percentage of total revenues	7.1%	6.7%
Effective tax rate	40.1%	39.5%

The increase in income tax expense was due to a corresponding increase in pre-tax income. The increase in our effective tax rate was due to a decrease in tax-exempt interest income.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 26, 2008, our cash, cash equivalents and short-term investments were $52.1 million compared to $63.7 million at December 28, 2007. We financed our business for the current period principally through operating cash.

	Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007
Net cash provided by operating activities	$15,745	$9,426
Net cash provided by investing activities	14,059	7,695
Net cash used in financing activities	(21,474)	(13,796)

The increase in net cash provided by operating activities during the first nine months of 2008 was primarily due to a smaller increase in accounts receivable and an increase in net income partially offset by the change in accrued payroll and employee benefits. The smaller increase in accounts receivable was due to a decrease in days sales outstanding. Days sales outstanding decreased to 97 days during the first nine months of 2008 as compared to 105 days during the first nine months of 2007. Accrued payroll and employee benefits increased by $464,000 during the first nine months of 2008 as compared to an increase of $3,205,000 during the first nine months of 2007. The smaller increase in accrued payroll and employee benefits during the first nine months of 2008 was due to an increase in the amount of accrued bonus paid during the first nine months of 2008 as compared to 2007.

The increase in net cash provided by investing activities was primarily due to net sales and maturities of short-term investments and an increase in capital expenditures. During the first nine months of 2008, net sales of short-term investments were $18.2 million as compared to net sales of short-term investments of $10.0 million during the same period last year. The net sales of short-term investments during the first nine months of 2008 and 2007 were to fund our share repurchases. Capital expenditures increased by $2.1 million during the first nine months of 2008 primarily due to leasehold improvements associated with a new lease for office and lab space and our increase in technical full time equivalent employees.

The increase in net cash used in financing activities was primarily due to a $8.8 million increase in treasury repurchases partially offset by a $2.1 million increase in the tax benefit for stock option plans during the first nine months of 2008 as compared to the same period last year.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of September 26, 2008 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2008	$1,475	$13	$1,691	$3,179
2009	5,682	29	—	5,711
2010	4,217	3	—	4,220
2011	3,514	2	—	3,516
2012	3,289	—	—	3,289
Thereafter	5,423	—	—	5,423

	$23,600	$47	$1,691	$25,338

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $5.2 million were recorded as a long-term liability on our condensed consolidated balance sheet at September 26, 2008. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of September 26, 2008 invested amounts under the plan of $5.2 million were recorded as a long-term asset on our condensed consolidated balance sheet.

We have a revolving reducing mortgage note with a total available borrowing amount of $15.4 million and an outstanding balance of $0 as of September 26, 2008. Any outstanding amounts on the mortgage note are due and payable in full on January 31, 2009. We believe that our funds generated from operations, will provide adequate cash to fund our anticipated operating cash needs through at least the next twelve-month period. In addition, we believe that the funds generated from operations will provide adequate cash to fund our anticipated long-term cash needs beyond the next twelve-month period; however, we intend to grow our business by pursuing potential acquisitions, which could increase the need for additional sources of funds over the long term.

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

We are exposed to interest rate risk associated with our balances of cash, cash equivalents and short-term investments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average effective maturities in accordance with the Company’s investment policy. The maximum effective maturity of any issue in our portfolio of cash equivalents and short-term investments is 3 years and the maximum average effective maturity of the portfolio cannot exceed 12 months. Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investments. If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair market value of our portfolio of cash equivalents and short-term investments would not have a material impact on our financial statements. We do not use derivative financial instruments in our short-term investment portfolio. There have not been any material changes during the period covered by this Quarterly Report on Form 10-Q to our interest rate risk exposures, or how these exposures are managed. Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

We are exposed to liquidity and credit risk associated with our student loan secured auction rate security. Included within our investment portfolio and classified as a long-term asset on our balance sheet at September 26, 2008 is one AA rated student loan secured auction rate security purchased and valued at $1.0 million. During the second quarter of 2008 the auction for this security failed. The issuer has expressed its intent to restructure this security and the next scheduled auction is in May of 2009. We will not have access to these funds until the security is restructured or a future auction is successful. If the issuer is unable to restructure this security or successfully close future auctions and its credit ratings deteriorate, we may be required to adjust the carrying value of this investment through an impairment charge. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other sources of cash we do not expect any lack of liquidity related to this investment to negatively impact our ability to operate our business as usual.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 26, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment Portfolio

Our cash equivalent and short-term investment portfolio as of September 26, 2008 consisted primarily of obligations of state and local government agencies. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, may pose risks arising from liquidity and credit concerns. As of September 26, 2008, we had no impairment charge associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

We are exposed to liquidity and credit risk associated with our student loan secured auction rate security. Included within our investment portfolio and classified as a long-term asset on our balance sheet at September 26, 2008 is one AA rated student loan secured auction rate security purchased and valued at $1.0 million. During the second quarter of 2008 the auction for this security failed. The issuer has expressed its intent to restructure this security and the next scheduled auction is in May of 2009. We will not have access to these funds until the security is restructured or a future auction is successful. If the issuer is unable to restructure this security or successfully close future auctions and its credit ratings deteriorate, we may be required to adjust the carrying value of this investment through an impairment charge. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other sources of cash we do not expect any lack of liquidity related to this investment to negatively impact our ability to operate our business as usual.

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

The following table provides information on the Company’s share repurchases of the Company’s common stock for the three months ended September 26, 2008:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
June 28 to July 25	—	$—	—	$35,149
July 26 to August 22	216	30.02	216	$28,657
August 23 to September 26	190	29.95	190	$22,952

Total	406	$29.98	406

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

Date: November 5, 2008

/s/ Michael R. Gaulke
Michael R. Gaulke, Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer