Form 10-K
period 2009-01-02
EXPONENT INC
filed 2009-02-25
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  for the fiscal year ended January 2, 2009.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   for the transition period from              to             .

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California 94025

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (650) 326-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the closing sales price of the Common Stock as reported on the NASDAQ National Market on June 27, 2008, the last business day of the registrant’s most recently completed second quarter, was $385,723,423. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 27, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer’s Common Stock outstanding as of February 20, 2009 was 13,700,114.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders to be held on May 28, 2009, are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED JANUARY 2, 2009

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

PART I

Item 1. Business

GENERAL

The history of Exponent, Inc. goes back to 1967, with the founding of the partnership Failure Analysis Associates, which was incorporated the following year in California and reincorporated in Delaware as Failure Analysis Associates, Inc. in 1988. The Failure Group, Inc. was organized in 1989 as a holding company for Failure Analysis Associates, Inc. and changed its name to Exponent, Inc. in 1998. Exponent, Inc. (together with its subsidiaries, “Exponent” or the “Company”), is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers, business and regulatory consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and government today. Our professional staff can perform in-depth scientific research and analysis, or very rapid-response evaluations to provide our clients with the critical information they need.

CLIENTS

General

Exponent serves clients in automotive, aviation, chemical, construction, consumer products, energy, government, health, insurance, manufacturing, technology and other sectors of the economy. Many of our engagements are initiated directly by large corporations or by lawyers or insurance companies, whose clients anticipate, or are engaged in, litigation related to their products, equipment, processes or service. Our services in failure prevention and technology evaluation have grown as the technological complexity of products has increased over the years.

Pricing and Terms of Engagements

We generally provide our services on either a fixed-price basis or on a “time and material” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $95 to $800 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Exponent provides high quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate 21 practices and centers, including:

•	Biomechanics

•	Buildings & Structures

•	Civil Engineering

•	Construction Consulting

•	Ecological & Biological Sciences

•	Electrical & Semiconductors

•	Engineering Management Consulting

•	Environmental & Earth Sciences

•	Health Sciences

•	Center for Chemical Registration and Food Safety

•	Center for Epidemiology, Biostatistics and Computational Biology

•	Center for Exposure Assessment and Dose Reconstruction

•	Center for Public Health and Industrial Hygiene

•	Center for Toxicology and Mechanistic Biology

•	Human Factors

•	Industrial Structures

•	Mechanical Engineering & Materials Science

•	Statistical & Data Sciences

•	Technology Development

•	Thermal Sciences

•	Vehicle Analysis

•	Visual Communications

Biomechanics

Exponent’s biomechanics staff use engineering and biomedical science to explore the cause, nature, and severity of injuries as well as to address the interaction between the body and the physical environment. Staff consultants use medical records, testing, computer modeling, and extensive knowledge of human injury tolerance to determine whether an injury or claimed injury is consistent with a specific set of actions, an allegation of product defect, or exposure to a specific accident environment.

In 2008, Exponent assisted an implant manufacturer in the evaluation of various state-of-the-art hip implant designs. These bone conserving implants were designed to provide an alternative treatment option to conventional total hip replacements in younger, more active patients. As part of this work, we developed computational (finite element) models of the femur to examine the biomechanical effects of implant length and the fit-and-fill of the devices. Exponent helped to establish the short term stability and load transfer capabilities of the implants. From this study, we determined that the use of certain bone conserving designs may be feasible from a biomechanical perspective.

Buildings & Structures

The basic function of a building is to provide structurally sound, durable and environmentally controlled space to house and protect occupants and contents. If this basic function is not achieved, it is often because some aspect(s) of the building design or construction failed to perform the intended function. Exponent’s architects, engineers, and scientists have a broad range of expertise with such failures, and we provide clients with in-depth investigations of problems with building systems and components, including finding the best options for repairing the problem and mitigating the risk of future failures.

During the past year, in addition to performing structural assessments of a variety of residential, commercial and industrial buildings, our engineers responded to the devastation of Hurricanes Ike and Gustav. Our evaluations included property inspections and engineering analysis of more than 150 buildings to assess the nature and extent of storm damage and develop repair recommendations. In addition to failure investigations, the Buildings and Structures practice has been performing engineering risk assessments for private owners and government entities to help them decide how best to prepare for catastrophic hazards such as hurricanes, earthquakes or terrorist attacks.

Civil Engineering

Exponent’s Civil Engineering practice provides broad expertise that includes geotechnical engineering, geological engineering, engineering geology, and geology to address a host of geo-failures, including landslides, foundation and retaining wall failures, dam and levee failures as well as earthwork construction claims. Our Water Resources staff specialize in the application of proven hydrologic, hydraulic, hydrodynamic, and sediment transport research and science to provide scientifically sound and cost-effective solutions to our clients.

In 2008, we continued to analyze the effects of natural disasters and broadened our services to the energy sector. We have analyzed a host of large and small landslides in Southern California. Noteworthy landslide investigations have included the La Conchita landslide and the La Jolla landslide. We have also expanded our services for the energy sector by evaluating the cause of foundation failures of a large ethanol production facility and providing analysis services for design of new nuclear reactors. Our hydrologists continue to address key issues in floodplain management such as delineation of flood hazards, and the identification of possible measures to mitigate potential impacts

Construction Consulting

Exponent’s Construction Consulting practice provides risk management, project oversight, and dispute resolution services to help our clients manage the complexities inherent to large construction projects around the world. Our multi-disciplinary staff, which includes engineers, architects, scientists, cost accountants, and technical specialists, provide these services to both the public and private sectors. From a risk management perspective, Exponent’s construction professionals help anticipate problems and avoid pitfalls in cost, scheduling, and scope by improving the project control framework, conducting four-dimensional and probabilistic scheduling analyses, and performing comprehensive constructability reviews. The project oversight services team supports the project from the design and contract review phase, through project planning and procurement, and throughout the course of construction to project completion. Exponent’s dispute resolution services professionals assist clients in quantifying schedule delay or acceleration impacts, with cost and damages analysis, or in determining entitlement through claim resolution and project closeout.

In 2008, Exponent’s Construction Consulting practice continued its efforts to expand in risk management and project oversight service areas, relying on its unique blend of construction and engineering professionals to help clients cut costs, increase efficiencies, and steer clear of potential project crises. Exponent’s construction consultants integrate into their work advanced construction scheduling techniques, including probabilistic and four-dimensional analysis, and conducted constructability reviews to help clients mitigate risk around ambitious projects in an uncertain economic environment. In addition, Exponent advises clients on the construction process by providing project monitoring expertise and implementing appropriate project controls that helped ensure timely execution and delivery of client goals within budget forecasts.

Ecological & Biological Sciences

Exponent’s ecological scientists provide strategic support to clients on issues related to Natural Resources Damages (NRD), clean-up of hazardous waste sites, restoration of wetlands and other natural resources, large development projects, resource utilization (mineral mining, oil and gas, and wood pulp), and the use of chemicals and other products in commerce. The practice specializes on assessing the fate and effects of chemical, biological, and physical stressors on aquatic and terrestrial ecosystems. The practice is comprised of nationally-recognized experts that cover all disciplines related to the ecological implications and risks associated with these projects.

During 2008, Exponent continued to provide expertise on NRD and remained one of the leading companies in the nation in this technical area. In addition, the Ecological and Biological Sciences practice, together with other practices, initiated several new efforts. These included a focus on the potential impacts of climate change on natural resources and on businesses and communities. This multi-disciplinary initiative draws upon the expertise within several Exponent practices. Another multi-disciplinary initiative involves work for the utility industry on assessing the environmental and economic risks associated with aging infrastructure. The practice also introduced a new service related to Ecological Assets, a methodology that enables businesses with large land holdings to quantify the incremental benefits and value of those properties with respect to their ecological attributes. These “hidden values” can be used in credit systems such as wetland banks, carbon credits, offsets for resource damages, and valued ecological services.

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

In 2008, our engineers continued to expand the scope of their intellectual property support services. This past year, the practice worked on multiple high profile complex patent and trade secret litigation cases in the district court system and the United States International Trade Commission. Services provided by our engineers included software source code review, electrical testing, over a million pages of technical document review, validity and infringement analysis, calculation of economic damages, and patent portfolio due-diligence analysis.

Engineering Management Consulting

In late 2008, Exponent launched a new practice in Engineering Management Consulting. This practice provides multi-disciplinary expertise and rapid response to assist clients with technical and management consulting services, often in extremely short time frames. Our consultants provide services in the areas of asset strategy and planning, project management, engineering, construction, maintenance, operations, environmental and risk analysis. Staff have evaluated strategic options of generation assets and performed organizational assessments, root cause analyses and independent design reviews. Our consultants help organizations identify, map and improve their core business processes. We perform risk analysis ranging from compliance to total business-based approaches and address a number of issues critical to the operation of a client’s facility.

Exponent has been engaged by a large electric and gas utility to develop a well defined, effective and efficient Quality Management System for several of its essential maintenance activities. This effort includes the development of: a policy document clearly stating management’s expectations with respect to the quality of the work performed and the controls necessary to insure in-process quality; detailed process maps outlining both the key maintenance activities and the organizational responsibility for each; associated work procedures; and the identification and analysis of key in-process metrics that allow management to determine what is working and what is not working.

Environmental and Earth Sciences

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

In 2008 our ecologists and resource economists expanded the services we provide companies and government agencies by assisting with strategic support on implementing strategies for identifying, accounting for, and sustaining ecological assets. We also provided engineering and environmental support related to financial transactions, including project finance, corporate finance, mergers and acquisitions, and structured finance. An area of particular opportunity for the firm has been in Latin America where we provided technical due-diligence on a refinery acquisition in Argentina and environmental and social due diligence services for companies in Columbia, Panama and the Dominican Republic.

Health Sciences

Center for Chemical Registration & Food Safety

Our Center for Chemical Registration and Food Safety includes experienced staff of both technical and regulatory specialists who are experienced in dealing with foods, and with pesticide and non-pesticide products including conventional chemicals, biochemicals, microbials, biocides, products of biotechnology, and industrial chemicals. We provide practical, creative, scientific and regulatory support to assist global businesses at every stage of the product cycle, from research & development to retail and beyond.

Highlights for 2008 include growth and expansion in current business sectors, as well as expansion into new areas. The United States pesticide service area continued to expand in 2008 with growth in product development and new United States product registration, due diligence, and data compensation areas, as well as the inert ingredients tolerance re-assessment and new approvals work. The European Union team continued their pesticides and biocides expansion with involvement in the listing of 5 active substances; services provided included full dossier preparation, strategic and risk assessment. The United States foods related business was highlighted by food contact notifications, generally recognized as safe submissions, nutritional assessments, and an array of contamination (microbiological, chemical, and physical) cases. The growth of the foods business led to the initiation of a foods offering group in the European Union.

Center for Epidemiology, Biostatistics & Computational Biology

Exponent health scientists apply epidemiologic methods to examine and solve complex health issues in a variety of settings. Through the principles of epidemiology, we analyze the interaction of host, agent, and environment to reach conclusions about the causes and occurrence of disease in human populations.

Our scientists have successfully conducted numerous cancer cluster investigations, literature reviews, meta-analyses, and epidemiologic studies of various designs related to cancer concerns or allegations. These studies often involve collaboration with toxicology, exposure assessment, computer science, and medical personnel in other areas of the firm. Our epidemiologists’ expertise includes such diverse exposures as TCE, benzene, asbestos, radiation, chemotherapeutic agents, butadiene, ethylene oxide, dioxins, beryllium, chromium, radio frequency, electromagnetic fields, vinyl chloride, and others. Some of the cancers that we have studied are brain cancer, leukemia, non-Hodgkins lymphoma, breast cancer, lung cancer, mesothelioma, testicular cancer, and pancreatic cancer.

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

In 2008, Exponent’s health professionals were retained to address emerging issues associated with benzene exposure from historical solvent uses, including publishing the results of an experiment on benzene exposures to solvent parts washers. Also, Exponent was heavily involved in current issues associated with lead exposure from items potentially used by children.

Center for Public Health & Industrial Hygiene

This center is composed of scientists, engineers, physicians, and industrial hygienists, with specialized training in the anticipation, recognition, evaluation, risk assessment, and control of human health hazards. Our professional staff conducts workplace, community, environmental as well as occupational quantitative exposure measurements and human risk assessments. We also provide medical evaluations for clinical case findings. In 2008, this center worked on a number of national and international public health and industrial hygiene projects. Our projects ranged from site and plant surveys and sample collection, to major food and pharmaceutical recalls to technical support on large product liability lawsuits.

In 2008, we developed, implemented, and have ongoing oversight projects for workforce bio-monitoring programs for a major United States heavy equipment manufacturer and helped multiple companies evaluate the safety of their products, both in their production and customer utilization. We also assisted in the development of an emergency response plan for business and employees that also addresses community emergency response issues. Working for one of the largest property owners in the United States, we conducted 74 separate site inspections and risk assessments. In 2008, we also provided consultation to global companies addressing ongoing travel health issues in response to outbreaks of norovirus and outbreaks of Legionella.

Center for Toxicology & Mechanistic Biology

Exponent’s expertise in toxicology and related disciplines provides critical insight for resolving important toxicity and risk issues related to a wide variety of chemicals. We evaluate mechanisms by which a substance or mixture may affect biological systems, determine potential health effects at realistic human and environmental exposure levels, and technically support strategies to mitigate risks.

Exponent has developed new capabilities in neurotoxicology and developmental and reproductive toxicology to meet increasing legal and regulatory focus on effects of chemicals and pharmaceuticals on children’s health and endocrine disruption. There have also been significant additions to the center in pharmaceutical and pesticide scientific capabilities.

Human Factors

Exponent’s Human Factors staff evaluates human performance and safety in product and system use. Our consultants study how the limitations and capabilities of people, including memory, perception, reaction time, judgment, physical size and dexterity affect the way they use a product, interact with an organization or environment, process information or participate in an activity.

As part of our work, we reviewed labeling of over-the-counter (OTC) medications and consumer compliance with warnings on OTC labels. Some of the issues examined included label format, length, user comprehension, and the impact of including information about rare adverse events. We also examined physician compliance with information provided with prescription medications. In one project, work was done to examine factors influencing physician response to warnings against the co-prescription of specific drugs. Human factors analyses of the usability by consumers of different types of drug delivery systems were also an area of study.

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

Mechanical Engineering & Materials Science

As the largest technical practice at Exponent, our mechanical engineers and materials scientists have both an academic and “real-world” understanding of their field, including failure analysis, materials characterization, reliability and hazard evaluation, design assessment and materials life prediction. We routinely work with manufacturers to assess risks to their products during their design and manufacturing phases of product development and recommend measures that could be taken to reduce those risks. For example, we frequently work with manufacturers to help them analyze allegations of defective design by the federal regulatory agencies such as the Consumer Product Safety Commission and the Food and Drug Administration.

In addition to the above services, Exponent’s scientists and engineers are increasingly providing services in the area of patent litigation. As mechanical devices become increasingly complex, the technical staff members at Exponent are increasingly being asked to help interpret the language of the patent from a scientific and engineering perspective and provide valuable insight regarding the proper technical interpretation of the patent claims. For example, in 2008 the Mechanical Engineering and Materials Science practice was involved with a patent infringement case that was tried in the International Trade Commission (ITC) regarding certain components of refrigerators related to the ice making and delivery system. In this instance, Exponent was retained by the United States patent holder to review whether the ice making and delivery systems from a foreign manufacturer utilized the technologies described in the patent claim language. Exponent reviewed more than a dozen exemplar models from both the United States and the foreign manufacturers and performed a detailed part-by-part comparison of each of the units with the claim language. Exponent then provided several reports and trial testimony before the ITC judge regarding whether the products from the foreign manufacturer as well as those from the United States manufacturer are utilizing the technologies as described in the patent.

Statistical & Data Sciences

All living humans continually bear a certain degree of risk of injury or death. Exponent’s Statistical & Data Sciences (formerly Data & Risk Analysis) practice specializes in determining whether a particular activity or product poses an unreasonable risk. Risk estimation involves establishing a reference period and then collecting information about the number of injuries (or other adverse events) suffered and the amount of exposure during this period. The practice also provides statistical consulting services at all stages of the product life cycle to assist companies in addressing development, manufacturing, regulatory and safety issues.

Since early 2008, Exponent statisticians have assisted a medical device manufacturer in developing its product for market. Exponent will manage and analyze the data generated from several clinical trials, some currently in progress, in accordance with Food and Drug Administration (FDA) guidelines. In addition, we have developed a customized clinical study design and analysis plan to meet the needs of the client, since existing industry standards for measuring device performance were not directly applicable. As part of the submission package to the FDA, we will report the results of the statistical data analysis and provide the client with technical and regulatory support as needed.

Technology Development

Drawing on our multidisciplinary engineering, testing and failure analysis and prevention expertise, our Technology Development practice specializes in harnessing commercial technologies to develop effective military equipment and systems. In 2008, we continued to support the United States Army’s efforts in Afghanistan and Iraq. In the field, our engineers are assisting the Army’s Rapid Equipping Force to develop technical solutions to combat issues. We continue to supply the United States Army with Rapid Deployment Integrated Surveillance System to improve situational awareness for soldiers at joint security stations and combat outposts throughout Iraq. We have also been working with the United States Army to develop innovative application modules and personal area network technologies capable of supporting Future Warrior Technology Integration efforts.

Thermal Sciences

Exponent has investigated and analyzed thousands of fires and explosions ranging from high loss disasters at manufacturing facilities to small insurance claims. Information gained from these analyses has helped us assist clients in assessing preventative measures related to the design of their products. We also provide engineering analysis and pro-active risk support to a variety of industries.

For an operator of a natural gas storage field, Exponent used gas chemical composition and isotope data to investigate the migration of natural gas from an underground storage formation. Recently, pressure monitoring wells around the storage formation (storage field) indicated that a fault was leaking gas. Property owners adjacent to the field began producing gas that was claimed to be native gas and not the escaping storage gas. Exponent designed and supervised a field sampling and analysis program to collect samples from gas injection/withdrawal wells within the storage field and from gas observation wells surrounding the field. Through gas chemical composition and isotope analysis, Exponent was able to determine that the surrounding property owners are extracting storage gas, and assisted the storage field operator in filing a petition to expand the site boundaries to contain the escaped gas.

Vehicle Analysis

Our Vehicle Analysis practice provides design analysis, vehicle crash testing, component testing and accident reconstruction services to clients developing new automotive products, facing unexpected performance issues, or seeking information on how an accident occurred. At our 147-acre Test and

Engineering Center in Phoenix, Arizona, we develop unique test protocols and conduct proprietary tests developed by our consulting staff. Our clients include manufacturers of passenger vehicles, heavy trucks, and vehicle components as well as government entities, vehicle fleet operators, tire retailers, and insurers.

In 2008, we continued to expand our breadth of services throughout all areas of the ground transportation industry – from bicycles to heavy trucks. We have focused increased attention on diversifying our services to a wide range of clients from product and component manufacturers to end users. We have teamed with the Technology Development Practice on several significant projects to create new and improved equipment to enhance the safety of United States Armed Forces. This work is continuing to provide new opportunities in the defense industry and homeland security. The Vehicle Analysis practice continued to fund on-going research into motor vehicle safety, utilizing its test facilities to conduct instrumented vehicle rollovers allowing measurement of the injury potential of occupants in relationship to roof deformation. The results of this research have been published as well as submitted to the National Highway Traffic Safety Administration Docket in support of its on-going study of occupant protection in rollover accidents and anticipated updates to the Federal Motor Vehicle Safety Standard 216 regarding Roof Crush Resistance. We have expanded the application of our indoor testing facilities by developing new methodologies for testing motorcycles that were featured in a fall 2008 episode of History Channel’s “Modern Marvels” series.

Visual Communications

The Visual Communications practice combines art and science to help clients create compelling, fact-based visual displays that communicate complex subject matter, conveying important information to audiences unfamiliar with the matters at hand. Specific components include animation, graphics, multimedia, video and photography.

In 2008, the Visual Communication practice invested in and began offering High Definition Video (HDV) services to our clients. This new capability was embraced and used extensively to support a four month documentation and demonstration of the capabilities of an off-road vehicle for a Fortune 500 manufacturer. The Visual Communication practice is committed to investing in and providing Exponent’s clients with the latest visual tools to communicate the issues at hand.

COMPETITION

The marketplace for our services is fragmented and we face different sources of competition in providing various services. In addition, the services that we provide to some of our clients can be performed in-house by those clients. However, because of independence concerns, clients that have the capability to perform such services themselves often retain Exponent or other independent consultants.

In each of the foregoing practices, we believe that the principal competitive factors are: technical capability and breadth of services, ability to deliver services on a timely basis, professional reputation and knowledge of the litigation and regulatory processes. Although we believe that we generally compete favorably in each of these areas, some of our competitors may be able to provide services acceptable to our clients at lower prices.

We believe that the barriers to entry in particular areas of engineering expertise are low and that for many of our technical disciplines, competition is increasing. In response to competitive forces in the marketplace, we continue to explore new markets for our various technical disciplines.

EMPLOYEES

As of January 2, 2009, we employed 937 full-time and part-time employees, including 643 engineering and scientific staff, 98 technical support staff and 196 administrative and support staff. Our staff includes 550 employees with advanced degrees, of which 342 employees have achieved the level of Ph.D. or M.D.

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

EXECUTIVE OFFICERS

The executive officers of Exponent and their ages as of February 24, 2009 are as follows:

Name	Age	Position
Michael R. Gaulke	63	Chief Executive Officer and Chairman of the Board of Directors

Paul R. Johnston, Ph.D.	55	President and Chief Operating Officer

Elizabeth L. Anderson, Ph.D.	68	Group Vice President

Paul D. Boehm, Ph.D.	60	Group Vice President

Robert D. Caligiuri, Ph.D.	57	Group Vice President

Robert C. Lange	61	Group Vice President

Subbaiah V. Malladi, Ph.D.	62	Chief Technical Officer

John E. Moalli, Sc.D.	44	Group Vice President

John D. Osteraas, Ph.D.	54	Group Vice President

Richard L. Schlenker, Jr.	43	Chief Financial Officer and Corporate Secretary

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

Robert C. Lange worked for the Company from 1982 to 1994. During this period, he was promoted to Principal Engineer and Vice President in 1985. Mr. Lange rejoined Exponent in November 2008 as Group Vice President and Principal Engineer. From 1994 to 2008, Mr. Lange was Executive-In-Charge, Engineering Director, and Executive Director Vehicle Structure and Safety Integration at General Motors Corporation. Mr. Lange received his M.S. (1975) and B.S. (1969) in Mechanical Engineering from the University of Michigan. Mr. Lange is a past Director of the National Safety Council. Mr. Lange is a member of the Transportation Research Board

Advisory Committee for Congressional Report on the Strategic Highway Research Plan, SHRP-2 and a past member of the Board of Directors of the National Safety Council. He was Chair of the Society of Automotive Engineers’ Motor Vehicle Systems Board from 2004 to 2008.

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

John E. Moalli, Sc.D., joined the Company in 1992. He was promoted to Principal in 1997, served as an Office and Practice Director and became Group Vice President in 2002. Dr. Moalli received his Sc.D. (1992) in Polymers from the Massachusetts Institute of Technology and B.S. (1987) in Civil Engineering from Northeastern University. Dr. Moalli is a nationally recognized expert in polymetric materials and is a member of the faculty at Stanford University.

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

Lack of sizable backlog may lead to less predictable, and perhaps lower, future revenues.

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

Failure to attract and retain key employees may adversely affect our business.

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

Competition could reduce our pricing and adversely affect our business.

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

The loss of a large client could adversely affect our business.

We currently derive and believe that we will continue to derive a significant portion of our revenues from clients, organizations and insurers related to the transportation industry and the government sector. For the fiscal year ended January 2, 2009, transportation industry related engagements accounted for approximately 14% of our revenues and government sector related engagements accounted for approximately 15% of our revenues. The loss of any large client, organization or insurer related to the transportation industry or the government sector could have a material adverse effect on our business, financial condition or results of operations.

Our business can be adversely affected by downturns in the overall economy.

The markets that we serve are cyclical and subject to general economic conditions. The direction and relative strength of the global economy has recently been increasingly uncertain. If the economy in the United States, where we primarily operate, were to experience a prolonged slowdown, demand for our services could be reduced considerably and our clients may consolidate or go out of business.

We hold substantial investments that could present liquidity risks.

Our cash equivalent and investment portfolio as of January 2, 2009 consisted primarily of obligations of state and local government agencies. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of January 2, 2009, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Our business is dependent on our professional reputation.

The professional reputation of Exponent and its consultants is critical to our ability to successfully compete for new client engagements and attract or retain professionals. Any factors that damage our professional reputation could have a material adverse effect on our business.

Our business can be adversely impacted by deregulation or reduced regulatory enforcement.

Public concern over health, safety and preservation of the environment has resulted in the enactment of a broad range of environmental and/or other laws and regulations by local, state and federal lawmakers and agencies. These laws and the implementing of new regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. To the extent changes in such laws, regulations and enforcement or other factors significantly reduce the exposures of manufacturers, owners, service providers and others to liability, the demand for our services may be significantly reduced.

Tort reform can reduce demand for our services.

Several of our practices have a significant concentration in litigation support consulting services. To the extent tort reform reduces the exposure of manufacturers, owners, service providers and others to liability, the demand for our litigation support consulting services may be significantly reduced.

Our quarterly results may vary.

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

Our Test and Engineering Center (TEC) occupies 147 acres in Phoenix, Arizona. We lease this land from the state of Arizona under a 30-year lease agreement that expires in January 2028 and have options to renew for two fifteen-year periods. We constructed an indoor test facility as well as an engineering and test preparation building at the TEC.

In addition, we lease office, warehouse and laboratory space in 21 other locations in 13 states and the District of Columbia, as well as in Germany, China, Switzerland and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2008 for all leased properties was $5,110,000.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, which up until July 1, 2006 was the NASDAQ National Market, under the symbol “EXPO”. The following table sets forth for the fiscal periods indicated the high and low sales prices for our common stock.

Stock prices by quarter	High	Low
Fiscal Year Ended December 28, 2007:
First Quarter	$20.03	$17.24
Second Quarter	$23.47	$19.61
Third Quarter	$26.79	$20.22
Fourth Quarter	$30.81	$24.43

Fiscal Year Ended January 2, 2009:
First Quarter	$35.26	$26.25
Second Quarter	$38.80	$30.63
Third Quarter	$34.99	$27.51
Fourth Quarter	$33.98	$23.01

As of February 20, 2009, there were 425 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We have never paid cash dividends on our common stock. See Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended January 2, 2009 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
September 27 to October 24	438	$27.79	438	$10,790
October 25 to November 21	38	$24.44	38	$9,863
November 22 to January 2	—	—	—	$9,863

Total	476	$27.52	476

(1)

In May 2007, the Company’s Board of Directors approved up to $35 million for repurchases of the Company’s common stock. On May 29, 2008, the Company’s Board of Directors authorized an additional $35 million for stock repurchases. On February 19, 2009, the Company’s Board of Directors authorized an additional $25.1 million for stock repurchases. These plans have no expiration date.

COMPANY STOCK PRICE PERFORMANCE GRAPH

The graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2003 through 2008 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2003. Note that the historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
(In thousands, except per share data)	2008	2007	2006	2005	2004
Consolidated Statements of Income Data:

Revenues before reimbursements	$206,194	$183,139	$156,742	$142,861	$138,718
Revenues	$228,838	$205,148	$168,496	$155,196	$151,509
Operating income	$36,722	$29,944	$20,189	$20,380	$19,324
Net income	$23,160	$20,341	$14,194	$14,186	$12,040

Net income per share:
Basic	$1.57	$1.36	$0.89	$0.88	$0.78
Diluted	$1.47	$1.25	$0.83	$0.81	$0.71

Consolidated Balance Sheet Data:

Cash and cash equivalents	$32,598	$10,700	$5,238	$13,216	$4,680
Short-term investments	$24,772	$53,034	$52,844	$55,682	$55,366
Working capital	$82,073	$88,794	$81,280	$93,755	$78,972
Total assets	$183,090	$182,391	$161,216	$164,241	$144,132
Long-term liabilities	$6,761	$6,509	$6,185	$4,631	$2,571
Total stockholders’ equity	$128,094	$131,919	$124,305	$133,200	$117,022

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the assumptions, judgments and estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

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

Estimating the allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for doubtful accounts based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions, aging of amounts due and changes in customer payment terms. As of January 2, 2009, our accounts receivable balance was $62.2 million, net of an allowance for doubtful accounts of $2.4 million.

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES FOR FISCAL YEARS			PERIOD TO PERIOD CHANGE
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenues	100.0%	100.0%	100.0%	11.5%	21.8%

Operating expenses:
Compensation and related expenses	58.3	58.2	62.8	11.7	12.9
Other operating expenses	9.9	10.6	11.8	4.4	8.9
Reimbursable expenses	9.9	10.7	7.0	2.9	87.2
General and administrative expenses	5.9	5.9	6.4	11.2	11.4

	84.0	85.4	88.0	9.7	18.1

Operating income	16.0	14.6	12.0	22.6	48.3

Other income, net	0.8	1.8	2.0	(51.9)	8.6

Income before income taxes	16.8	16.4	14.0	14.5	42.6

Provision for income taxes	6.7	6.5	5.6	15.4	41.6

Net income	10.1%	9.9%	8.4%	13.9%	43.3%

OVERVIEW OF THE YEAR ENDED JANUARY 2, 2009

Our revenues consist of professional fees earned on consulting engagements, product sales in our technology development practice, fees for use of our equipment and facilities, as well as reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal year ended January 2, 2009 included 53 weeks of activity. The fiscal years ended December 28, 2007 and December 29, 2006 included 52 weeks of activity.

During fiscal 2008, we had an 11.5% increase in revenues as compared to fiscal 2007. This growth was driven by a broad set of practices including mechanical engineering & materials science, technology development, biomechanics, electrical & semiconductors and our center for chemical registration & food safety. Our mechanical engineering & materials science practice continued to expand our portfolio of projects in the energy sector and product design consulting work for consumer electronics companies. Our technology development practice had a strong year as we continued to support the United States Army’s efforts in Afghanistan and Iraq. In our center for chemical registration & food safety, we continued to assist clients with the registration, evaluation and authorization of chemicals regulation that was implemented in the European Union.

Our revenue growth was driven primarily by an increase in billable hours, higher billing rates and an increase in product sales in our technology development practice. Total billable hours increased 7.6% to 888,000 during fiscal 2008 as compared to 825,000 during fiscal 2007. The increase in billable hours was due to an increase in technical full-time equivalent employees and fiscal 2008 having one additional week of activity than fiscal 2007. Total billable hours during the 53rd week of fiscal 2008 were 7,791, which contributed approximately $1.8 million to the increase in revenue. Utilization decreased to 67% for fiscal 2008 as compared to 68% for fiscal 2007. Technical full-time equivalent employees increased by 7.3% to 624 during fiscal 2008 as compared to 581 during fiscal 2007. This increase in technical full time equivalent employees was due to our continued recruiting and retention efforts. Product sales in our technology development practice increased 18% to $14.1 million for fiscal 2008 as compared to $11.9 million for fiscal 2007. This increase in product sales was primarily due to an increase in sales of surveillance systems to the United States Army.

The increase in billable hours, product sales and the management of our operating expenses, allowed us to leverage this revenue growth to improve operating income by 22.6% and net income by 13.9%.

FISCAL YEARS ENDED JANUARY 2, 2009, AND DECEMBER 28, 2007

Revenues

(In thousands except	Fiscal Years		Percent
percentages)	2008	2007	Change
Engineering and other scientific	$176,879	$157,987	12.0%
Percentage of total revenues	77.3%	77.0%
Environmental and health	51,959	47,161	10.2%
Percentage of total revenues	22.7%	23.0%

Total revenues	$228,838	$205,148	11.5%

The increase in revenues for our engineering and other scientific segment during fiscal 2008 was the result of an increase in billable hours, higher billing rates and an increase in product sales in our technology development practice. During fiscal 2008, billable hours for this segment increased by 7.9% to 666,000 as compared to 617,000 during fiscal 2007. The increase in billable hours was due to an increase in technical full-time equivalent employees and fiscal 2008 having one additional week of activity than fiscal 2007. Utilization for this segment decreased to 68% for fiscal 2008 as compared to 69% for fiscal 2007. Technical full-time equivalent employees for this segment increased by 7.2% to 463 during fiscal 2008 as compared to 432 during fiscal 2007. Product sales in our technology development practice increased 18.0% to $14.1 million for fiscal 2008 as compared to $11.9 million for fiscal 2007.

The increase in revenues for our environmental and health segment during fiscal 2008 was the result of an increase in billable hours and higher billing rates. During fiscal 2008 billable hours for this segment increased by 6.7% to 222,000 as compared to 208,000 during fiscal 2007. This increase in billable hours was due to an increase in technical full-time equivalent employees and fiscal 2008 having one additional week of activity than fiscal 2007.

Utilization for this segment decreased to 65% for fiscal 2008 as compared to 67% for fiscal 2007. Technical full-time equivalent employees for this segment increased by 8.1% to 161 during fiscal 2008 as compared to 149 during fiscal 2007.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2008	2007	Change
Compensation and related expenses	$133,469	$119,496	11.7%
Percentage of total revenues	58.3%	58.2%

The net increase in compensation and related expenses during fiscal 2008 was due to an increase in wages, fringe benefits and bonus expense partially offset by the change in value of assets associated with our deferred compensation plan. Wages increased by $11.0 million and fringe benefits increased by $2.5 million due to an increase in technical full-time equivalent employees, the impact of our annual salary increase and fiscal 2008 having one additional week of activity than fiscal 2007. The additional week of activity during fiscal 2008 contributed approximately $1.3 million to the increase in wages. Bonus expense increased by $1.7 million due to a corresponding increase in profitability. During fiscal 2008, we recorded a decrease to compensation expense of $2.1 million and a corresponding decrease to other income of $2.1 million associated with a decline in the value of assets associated with our deferred compensation plan. During fiscal 2007 we recorded an increase in compensation expense of $356,000 and a corresponding increase to other income of $356,000 associated with a gain in the value of plan assets during fiscal 2007. We expect compensation and related expenses, excluding the change in value of assets associated with our deferred compensation plan, to increase due to the anticipated hiring of additional staff and the impact of future annual salary increases.

Other Operating Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2008	2007	Change
Other operating expenses	$22,614	$21,662	4.4%
Percentage of total revenues	9.9%	10.6%

Other operating expenses primarily include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The net increase in other operating expenses was primarily due to an increase of $732,000 in occupancy expense and an increase of $285,000 in depreciation and amortization. The increase in occupancy expense and depreciation and amortization were due to expansion in certain offices to support our increase in technical-full time equivalent employees.

Reimbursable Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2008	2007	Change
Reimbursable expenses	$22,644	$22,009	2.9%
Percentage of total revenues	9.9%	10.7%

The increase in reimbursable expenses during fiscal 2008 was due to a corresponding increase in revenues. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2008	2007	Change
General and administrative expenses	$13,389	$12,037	11.2%
Percentage of total revenues	5.9%	5.9%

The increase in general and administrative expenses during fiscal 2008 was primarily due to an increase in personnel expenses of $548,000, travel and meals of $489,000 and an increase in bad debt expense of $182,000. The increase in personnel expense was primarily due to the costs associated with professional development and recruiting. The increase in travel and meals was primarily due to an increase in technical full-time equivalent employees as well as an increase in fuel costs. The increase in bad debt expense was due to an increase in write-offs and an increase in our allowance for doubtful accounts.

Other Income and Expense

(In thousands except	Fiscal Years		Percent
percentages)	2008	2007	Change
Other income and expense, net	$1,772	$3,681	(51.9)%
Percentage of total revenues	0.8%	1.8%

Other income and expense, net, consists primarily of investment income earned on available cash, cash equivalents and short-term investments, rental income from leasing excess space in our Silicon Valley facility, and changes in the value of assets associated with our deferred compensation plan.

The decrease in other income and expense, net, during fiscal 2008 was primarily due to a decrease in the fair value of deferred compensation assets of $2.1 million with a corresponding decrease of $2.1 million to compensation and related expenses during fiscal 2008 as compared to an increase in the fair value of deferred compensation assets of $356,000 with a corresponding increase of $356,000 to compensation and related expenses during fiscal 2007. The decrease in valuation of deferred compensation investments was partially offset by an increase in rental income of $404,000 and an increase in gain on foreign exchange of $347,000. Rental income increased due to the addition of a new tenant in our Silicon Valley facility in mid 2007.

Income Taxes

(In thousands except	Fiscal Years		Percent
percentages)	2008	2007	Change
Income taxes	$15,334	$13,284	15.4%
Percentage of total revenues	6.7%	6.5%
Effective tax rate	39.8%	39.5%

The increase in income tax expense was due to a corresponding increase in pre-tax income.

FISCAL YEARS ENDED DECEMBER 28, 2007, AND DECEMBER 29, 2006

Revenues

(In thousands except	Fiscal Years		Percent
percentages)	2007	2006	Change
Engineering and other scientific	$157,987	$130,960	20.6%
Percentage of total revenues	77.0%	77.7%
Environmental and health	47,161	37,536	25.6%
Percentage of total revenues	23.0%	22.3%

Total revenues	$205,148	$168,496	21.8%

The increase in revenues for our engineering and other scientific segment during fiscal 2007 was the result of an increase in billable hours, higher billing rates and an increase in product sales in our technology development practice. During fiscal 2007, billable hours for this segment increased by 6.0% to 617,000 as compared to 582,000 during fiscal 2006. The increase in billable hours was supported by an increase in utilization and technical full-time equivalent employees. Utilization for this segment increased to 69% for fiscal 2007 as compared to 67% for fiscal 2006. Technical full-time equivalents for this segment increased by 3.1% to 432 during fiscal 2007, as compared to 419 during fiscal 2006. Product sales in our technology development practice increased 272% to $11.9 million for fiscal 2007 as compared to $3.2 million for fiscal 2006.

The increase in revenues for our environmental and health segment during fiscal 2007 was the result of an increase in billable hours and higher billing rates. During fiscal 2007, billable hours for this segment increased by 18.9% to 208,000 as compared to 175,000 during fiscal 2006. This increase in billable hours was supported by an increase in utilization. Utilization for this segment increased to 67% for fiscal 2007 as compared to 57% for fiscal 2006. Technical full-time equivalents for this segment were 149 for fiscal 2007 and 2006.

Compensation and Related Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2007	2006	Change
Compensation and related expenses	$119,496	$105,860	12.9%
Percentage of total revenues	58.2%	62.8%

The increase in compensation and related expenses during fiscal 2007 was due to an increase in wages, bonus expense and stock-based compensation. Wages increased by $6.8 million due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. Bonus expense increased by $6.2 million due to a corresponding increase in profitability. Stock-based compensation increased by $401,000 due to additional restricted stock unit grants during 2007.

Other Operating Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2007	2006	Change
Other operating expenses	$21,662	$19,886	8.9%
Percentage of total revenues	10.6%	11.8%

Other operating expenses primarily include facilities- related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase of $961,000 in occupancy expense, an increase of $273,000 in computer-related expenses and a $236,000 increase in depreciation and amortization. The increase in occupancy expense, computer-related expenses, and depreciation and amortization were due to expansion in certain offices to support our increase in technical-full time equivalent employees.

Reimbursable Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2007	2006	Change
Reimbursable expenses	$22,009	$11,754	87.2%
Percentage of total revenues	10.7%	7.0%

The increase in reimbursable expenses during fiscal 2007 was primarily due to a $6.0 million increase in project related costs associated with product sales in our technology development practice.

General and Administrative Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2007	2006	Change
General and administrative expenses	$12,037	$10,807	11.4%
Percentage of total revenues	5.9%	6.4%

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

Other Income and Expense

(In thousands except	Fiscal Years		Percent
percentages)	2007	2006	Change
Other income and expense, net	$3,681	$3,389	8.6%
Percentage of total revenues	1.8%	2.0%

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

Income Taxes

(In thousands except	Fiscal Years		Percent
percentages)	2007	2006	Change
Income taxes	$13,284	$9,384	41.6%
Percentage of total revenues	6.5%	5.6%
Effective tax rate	39.5%	39.8%

The increase in income tax expense was due to a corresponding increase in pre-tax income.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin, No. 51.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after November 15, 2008. We intend to adopt SFAS 141R and SFAS 160 in fiscal 2009 and do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective December 29, 2007, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. We intend to adopt FASB Staff Position 157-2 in fiscal 2009 and do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2008	2007	2006
Net cash provided by (used in):
Operating activities	$36,368	$26,950	$19,582
Investing activities	$21,063	$(3,915)	$(795)
Financing activities	$(34,063)	$(17,633)	$(26,974)

We financed our business in fiscal 2008 principally through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. At the end of fiscal 2008, we had $57.4 million in cash, cash equivalents and short-term investments compared to $63.7 million at the end of the prior year.

The increase in cash provided by operating activities during fiscal 2008 as compared to fiscal 2007 was due to an increase in net income and a smaller increase in accounts receivable partially offset by a decrease in deferred revenues. During fiscal 2008, accounts receivable increased by $5.1 million as compared to an increase of $14.1 million during fiscal 2007. The smaller increase in accounts receivable was due to slower revenue growth. During fiscal 2008, revenue increased by 11.5% as compared to an increase of 21.8% during fiscal 2007. Days sales outstanding increased to 97 days at the end of fiscal 2008 as compared to 88 days at the end of fiscal 2007. During fiscal 2008, deferred revenues decreased by $287,000 as compared to an increase of $2.4 million during fiscal 2007. The large increase during fiscal 2007 was due to an increase in pre-billed projects.

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

During fiscal 2008, 2007, and 2006, net cash used in investing activities primarily related to the purchase and sale or maturity of short-term investments.

The increase in net cash used in financing activities during fiscal 2008, as compared to fiscal 2007, was due to an increase in repurchases of our common stock under our stock repurchase programs. The decrease in net cash used in financing activities during fiscal 2007, as compared to fiscal 2006, was due to a decrease in repurchases of our common stock under our stock repurchase programs partially offset by an increase in proceeds from the issuance of common stock. Proceeds from the issuance of common stock are primarily related to the exercise of employee stock options and the purchase of common stock under our employee stock purchase plan.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of January 2, 2009 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2009	$5,741	$26	$1,481	$7,248
2010	4,267	6	—	4,273
2011	3,560	6	—	3,566
2012	3,335	3	—	3,338
2013	1,552	2	—	1,554
Thereafter	4,015	—	—	4,015

	$22,470	$43	$1,481	$23,994

The above table does not reflect unrecognized tax benefits of $315,000, the timing of which is uncertain. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $4.4 million were recorded as a long-term liability on our consolidated balance sheet at January 2, 2009. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of January 2, 2009, invested amounts under the plan of $4.4 million were recorded as a long-term asset on our consolidated balance sheet.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Exponent is exposed to interest rate risk associated with our balances of cash, cash equivalents and investments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average effective maturities (auction rate maturity set at date of next auction) in accordance with the Company’s investment policy. The maximum effective maturity of any issue in our portfolio of cash equivalents and investments is 3 years and the maximum average effective maturity of the portfolio cannot exceed 12 months.

Our exposure to market rate risk for changes in interest rates relates primarily to our investments. We do not use derivative financial instruments in our investment portfolio. The average effective maturity of our investment portfolio and cash equivalents at January 2, 2009 was 0.51 years. Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

We are exposed to liquidity and credit risk associated with a student loan secured auction rate security. Included within our investment portfolio and classified as a long-term asset on our balance sheet at January 2, 2009 is one AA rated student loan secured auction rate security with a par value of $1.0 million. During the second quarter of 2008, the auction for this security failed. The issuer has expressed its intent to restructure this security, and the next scheduled auction is in May of 2009. We will not have access to these funds until the security is restructured or a future auction is successful. If the issuer is unable to restructure this security or successfully close future auctions and its credit ratings deteriorate, we may be required to adjust the carrying value of this investment through an impairment charge. During the fourth quarter of 2008, we recorded an unrealized loss on our auction rate security of $125,000, which is reflected in other comprehensive income in our consolidated balance sheet. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other sources of cash we do not expect any lack of liquidity related to this investment to negatively impact our ability to operate our business as usual.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

KPMG LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included in Part IV, Item 15 of this Form 10-K.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2009.

(c)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, code of ethics and compliance with section 16(a) of the Exchange Act is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Proposal No. 1: Election of Directors,” “Code of Business Conduct and Corporate Governance” and “Compliance with Section 16(a) of the Exchange Act.” See Item 1 for information regarding the executive officers of the Company.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

The following financial statement schedule of Exponent, Inc. for the years ended January 2, 2009, December 28, 2007 and December 29, 2006 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

Page
Schedule II - Valuation and Qualifying accounts	54

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page
(a) Exhibit Index	55

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of January 2, 2009 and December 28, 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2009. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule II. We also have audited the Company’s internal control over financial reporting as of January 2, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of January 2, 2009 and December 28, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended January 2, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Exponent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2009, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

KPMG LLP

San Francisco, California

February 24, 2009

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2008	2007	2006
Revenues:
Revenues before reimbursements	$206,194	$183,139	$156,742
Reimbursements	22,644	22,009	11,754

Revenues	228,838	205,148	168,496

Operating expenses:
Compensation and related expenses	133,469	119,496	105,860
Other operating expenses	22,614	21,662	19,886
Reimbursable expenses	22,644	22,009	11,754
General and administrative expenses	13,389	12,037	10,807

	192,116	175,204	148,307

Operating income	36,722	29,944	20,189
Other income:
Interest income, net	1,707	1,821	1,927
Miscellaneous income, net	65	1,860	1,462

Income before income taxes	38,494	33,625	23,578

Provision for income taxes	15,334	13,284	9,384

Net income	$23,160	$20,341	$14,194

Net income per share:
Basic	$1.57	$1.36	$0.89
Diluted	$1.47	$1.25	$0.83
Shares used in per share computations:
Basic	14,710	15,007	15,883
Diluted	15,724	16,322	17,196

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

	Fiscal Years
(In thousands, except per share data)	2008	2007
Assets

Current assets:
Cash and cash equivalents	$32,598	$10,700
Short-term investments	24,772	53,034
Accounts receivable, net of allowance for doubtful accounts of $2,449 and $2,177, respectively	62,208	59,819
Prepaid expenses and other assets	6,275	5,754
Deferred income taxes	4,455	3,450

Total current assets	130,308	132,757

Property, equipment and leasehold improvements, net	31,371	29,409
Goodwill	8,607	8,607
Deferred income taxes	6,893	5,969
Other assets	5,911	5,649

	$183,090	$182,391

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$6,536	$7,139
Accrued payroll and employee benefits	35,528	30,366
Deferred revenues	6,171	6,458

Total current liabilities	48,235	43,963

Other liabilities	567	89
Deferred compensation	4,401	4,665
Deferred rent	1,793	1,755

Total liabilities	54,996	50,472

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value; 100,000 shares authorized; 16,427 shares issued	16	16
Additional paid-in capital	72,734	59,772
Accumulated other comprehensive (loss) income	(345)	347
Retained earnings	127,127	113,018
Treasury stock, at cost: 2,737 and 2,068 shares held, respectively	(71,438)	(41,234)

Total stockholders’ equity	128,094	131,919

	$183,090	$182,391

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2008	2007	2006
Net income	$23,160	$20,341	$14,194

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(554)	150	154
Unrealized (loss) gain arising during the period on investments, net of tax	(138)	104	32

Comprehensive income	$22,468	$20,595	$14,380

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings			Total
	Common Stock					Treasury Stock
(In thousands)	Shares	Amount				Shares	Amount
Balance at December 30, 2005	16,192	$16	$44,955	$(93)	$88,322	—	$—	$133,200
Employee stock purchase plan	14	—	231	—	(10)	(35)	566	787
Exercise of stock options, net of swaps	221	—	1,097	—	(1,280)	(104)	1,695	1,512
Tax benefit for stock option plans	—	—	869	—	—	—	—	869
Amortization of unrecognized stock-based compensation	—	—	2,197	—	—	—	—	2,197
Purchase of treasury shares	—	—	—	—	—	1,853	(30,090)	(30,090)
Foreign currency translation adjustments	—	—	—	154	—	—	—	154
Grant of restricted stock units to settle accrued bonus	—	—	1,450	—	—	—	—	1,450
Unrealized gain on investments	—	—	—	32	—	—	—	32
Net income	—	—	—	—	14,194	—	—	14,194

Balance at December 29, 2006	16,427	16	50,799	93	101,226	1,714	(27,829)	124,305
Employee stock purchase plan	—	—	198	—	23	(35)	555	776
Exercise of stock options, net of swaps	—	—	(132)	—	(8,382)	(641)	10,036	1,522
Tax benefit for stock option plans	—	—	3,989	—	—	—	—	3,989
Amortization of unrecognized stock-based compensation	—	—	2,630	—	—	—	—	2,630
Purchase of treasury shares	—	—	—	—	—	1,042	(24,186)	(24,186)
Foreign currency translation adjustments	—	—	—	150	—	—	—	150
Grant of restricted stock units to settle accrued bonus	—	—	2,288	—	—	—	—	2,288
Settlement of restricted stock units	—	—	—	—	(190)	(12)	190	—
Unrealized gain on investments	—	—	—	104	—	—	—	104
Net income	—	—	—	—	20,341	—	—	20,341

Balance at December 28, 2007	16,427	16	59,772	347	113,018	2,068	(41,234)	131,919

			Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings			Total
	Common Stock					Treasury Stock
(In thousands)	Shares	Amount				Shares	Amount
Balance at December 28, 2007	16,427	16	59,772	347	113,018	2,068	(41,234)	131,919
Employee stock purchase plan	—	—	409	—		(33)	576	985
Exercise of stock options, net of swaps	—	—	(397)	—	(6,249)	(581)	9,269	2,623
Tax benefit for stock option plans	—	—	5,551	—	—	—	—	5,551
Amortization of unrecognized stock-based compensation	—	—	3,762	—	—	—	—	3,762
Purchase of treasury shares	—	—	—	—	—	1,409	(41,273)	(41,273)
Foreign currency translation adjustments	—	—	—	(554)	—	—	—	(554)
Grant of restricted stock units to settle accrued bonus	—	—	3,637	—	—	—	—	3,637
Settlement of restricted stock units	—	—	—	—	(2,802)	(126)	1,224	(1,578)
Unrealized gain (loss) on investments	—	—	—	(138)	—	—	—	(138)
Net income	—	—	—	—	23,160	—	—	23,160

Balance at January 2, 2009	16,427	$16	$72,734	$(345)	$127,127	2,737	$(71,438)	$128,094

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$23,160	$20,341	$14,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,109	3,845	3,628
Amortization of premiums and accretion of discounts of short-term investments	451	309	532
Contribution to deferred compensation plan	—	—	(1,000)
Amortization of deferred compensation contribution	181	632	314
Deferred rent expense	38	658	(47)
Provision for doubtful accounts	2,750	2,486	1,634
Stock-based compensation	7,828	6,195	4,414
Deferred income tax provision	(1,344)	(2,652)	(3,158)
Tax benefit for stock option plans	(5,549)	(3,989)	(869)
Changes in operating assets and liabilities:
Accounts receivable	(5,139)	(14,097)	(3,631)
Prepaid expenses and other assets	(655)	(1,126)	(791)
Accounts payable and accrued liabilities	5,368	5,484	1,564
Accrued payroll and employee benefits	5,457	6,472	1,096
Deferred revenues	(287)	2,392	1,702

Net cash provided by operating activities	36,368	26,950	19,582

Cash flows from investing activities:
Capital expenditures	(5,646)	(3,677)	(3,205)
Other assets	—	90	57
Purchase of short-term investments	(77,911)	(99,371)	(117,569)
Sale/maturity of short-term investments	104,620	99,043	119,922

Net cash provided by (used in) investing activities	21,063	(3,915)	(795)

Cash flows from financing activities:
Repayments of borrowings	(56)	(51)	(52)
Tax benefit for stock option plans	5,549	3,989	869
Repurchase of common stock	(41,638)	(24,647)	(30,090)
Issuance of treasury stock	2,082	3,076	986
Issuance of common stock	—	—	1,313

Net cash used in financing activities	(34,063)	(17,633)	(26,974)

Effect of foreign currency exchange rates on cash and cash equivalents	(1,470)	60	209

Net increase (decrease) in cash and cash equivalents	21,898	5,462	(7,978)
Cash and cash equivalents at beginning of year	10,700	5,238	13,216

Cash and cash equivalents at end of year	$32,598	$10,700	$5,238

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

Exponent, Inc. together with its subsidiaries (collectively referred to as the “Company”) is a science and engineering consulting firm that provides solutions to complex problems. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2008 included 53 weeks of activity and ended on January 2, 2009. Fiscal periods 2007 and 2006 included 52 weeks of activity and ended on December 28, 2007 and December 29, 2006, respectively.

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

Gross revenues and reimbursements for the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively, were:

	Fiscal Years
(In thousands)	2008	2007	2006
Gross revenues	$235,040	$210,253	$173,084
Less: Subcontractor fees	6,202	5,105	4,588

Revenues	228,838	205,148	168,496

Reimbursements:
Out-of-pocket reimbursements	5,182	4,525	4,548
Other outside direct expenses	17,462	17,484	7,206

	22,644	22,009	11,754

Revenues before reimbursements	$206,194	$183,139	$156,742

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

Investments

Investments consist of debt securities classified as available-for-sale and are carried at their fair value as of the balance sheet date. Short-term investments generally mature between three months and three years from the purchase date. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent investments readily available for current operations. At January 2, 2009, the Company held one AA rated student loan secured auction rate security with a fair value of $875,000 classified as a non-current asset on its balance sheet.

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

Investments are reviewed on a regular basis to evaluate whether or not any security has experienced an other-than temporary decline in fair value. When assessing investments for other-than-temporary declines in fair value, the Company considers the significance of the decline in value as a percentage of the original cost, how long the market value of the investment has been less than its original cost, and any news that has been released specific to the investee.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations a specific allowance is recorded to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers the Company recognizes allowances for doubtful accounts based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions, aging of amounts due and changes in customer payment terms.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal 2008, 2007 or 2006.

Goodwill

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

When evaluating the Company’s goodwill for impairment, based upon the existence of one or more of the above factors, the Company determines the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied value of the reporting unit goodwill. The Company did not recognize any goodwill impairment losses in fiscal 2008, 2007 or 2006.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects. The Company had $6,171,000 and $6,458,000 in deferred revenues as of January 2, 2009 and December 28, 2007, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. United States income taxes are provided on the earnings of foreign subsidiaries unless the subsidiaries earnings are considered permanently reinvested outside the United States.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, other assets and accounts payable. The carrying amount of the Company’s cash and cash equivalents, short-term investments, accounts receivable, other assets and accounts payable approximates their fair values.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. The Company estimates the number of awards that are expected to vest and revises the estimate as actual forfeitures differ from that estimate. Estimated forfeiture rates are based on the Company’s historical experience.

Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2008	2007	2006
Shares used in basic per share computation	14,710	15,007	15,883
Effect of dilutive common stock options outstanding	691	1,042	1,143
Effect of non-vested restricted stock units outstanding	323	273	170

Shares used in diluted per share computation	15,724	16,322	17,196

Common stock options to purchase 53,854 shares, with exercise prices greater than the annual average fair market value of the Company’s common stock, were excluded from the diluted per share calculation for the fiscal year ended January 2, 2009. There were no options excluded from the diluted per share calculation for the fiscal years ended December 28, 2007 and December 29, 2006.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective December 29, 2007, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 3 for information and related disclosures regarding fair value measurements.

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of January 2, 2009:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$12,170	$—	$—	$12,170

Cash equivalents:
Money market securities	20,428	—	—	20,428

Total cash equivalents	20,428	—	—	20,428

Total cash and cash equivalents	32,598	—	—	32,598

Short-term investments:
State and municipal bonds	24,763	144	(135)	24,772

Total short-term investments	24,763	144	(135)	24,772

Total cash, cash equivalents and short-term investments	$57,361	$144	$(135)	$57,370

Cash, cash equivalents and short-term investments consisted of the following as of December 28, 2007:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$8,524	$—	$—	$8,524

Cash equivalents:
Money market securities	176	—	—	176
Commercial Paper	2,000	—	—	2,000

Total cash equivalents	2,176	—	—	2,176

Total cash and cash equivalents	10,700	—	—	10,700

Short-term investments:
State and municipal auction rate securities	2,500	—	—	2,500
State and municipal bonds	50,422	154	(42)	50,534

Total short-term investments	52,922	154	(42)	53,034

Total cash, cash equivalents and short-term investments	$63,622	$154	$(42)	$63,734

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at January 2, 2009:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and municipal bonds	$5,862	$(119)	$796	$(16)	$6,658	$(135)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. All cash equivalents and short-term investments had effective maturities of three years or less, with an average effective maturity of 0.51 years as of January 2, 2009.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at January 2, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$46,075	$20,428	$24,772	$875
Fixed income trading securities held in deferred compensation plan (2)	1,020	1,020	—	—
Equity trading securities held in deferred compensation plan (2)	3,381	3,381	—	—

Total	$50,476	$24,829	$24,772	$875

Liabilities
Deferred compensation plan (3)	4,401	4,401	—	—

Total	$4,401	$4,401	$—	$—

(1)	Included in cash and cash equivalents, short-term investments and other assets on the Company’s consolidated balance sheet.
(2)	Included in other assets on the Company’s consolidated balance sheet.
(3)	Included in deferred compensation on the Company’s condensed consolidated balance sheet.

Fixed income available-for-sale securities represent primarily obligations of state and local government agencies. Included in fixed income available-for-sale securities is approximately $20,428,000 of money market securities classified as cash equivalents. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 11 for additional information about the Company’s deferred compensation plan.

Included within the Company’s investment portfolio and classified as a long-term asset on its balance sheet is one AA rated student loan secured auction rate security purchased for $1 million. During the second quarter of 2008, the auction for this security failed. Due to the failed auction, the Company concluded that this auction rate security represents a Level 3 valuation within the SFAS No. 157 hierarchy. The auction rate security was valued based on a discounted cash flow analysis and the Company recorded an unrealized loss on the auction rate security of $125,000, which is reflected in other comprehensive income in the consolidated balance sheet. The Company intends to hold this security until a future auction is successful or the security is restructured.

Note 4: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2008	2007
Property:
Land	$4,450	$4,450
Buildings	33,248	32,791
Construction in progress	262	419
Equipment:
Machinery and equipment	26,470	23,602
Office furniture and equipment	6,491	6,061
Leasehold improvements	8,201	6,885

	79,122	74,208
Less accumulated depreciation and amortization	47,751	44,799

Property, equipment and leasehold improvements, net	$31,371	$29,409

Depreciation and amortization for the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006, was $4,109,000, $3,845,000 and $3,614,000, respectively.

Note 5: Goodwill

Below is a breakdown of goodwill, reported by segment as of January 2, 2009:

(In thousands)	Environmental and health	Engineering and other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the fiscal year ended January 2, 2009. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the fiscal year ended January 2, 2009.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2008	2007
Billed accounts receivable	$43,561	$42,967
Unbilled accounts receivable	21,096	19,029
Allowance for doubtful accounts	(2,449)	(2,177)

Total accounts receivable, net	$62,208	$59,819

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2008	2007
Accounts payable	$3,747	$4,117
Accrued liabilities	2,789	3,022

Total accounts payable and other accrued liabilities	$6,536	$7,139

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2008	2007
Accrued bonuses payable	$19,734	$17,651
Accrued 401(k) contributions	5,705	4,965
Accrued vacation	5,744	5,236
Other accrued payroll and employee benefits	4,345	2,514

Total accrued payroll and employee benefits	$35,528	$30,366

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs.

Note 7: Income Taxes

Income before income taxes includes income from foreign operations of $2,485,000, $1,943,000 and $817,000 for fiscal 2008, 2007 and 2006, respectively.

Total income tax expense for the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006 consisted of the following:

	Fiscal Years
(In thousands)	2008	2007	2006
Current
Federal	$12,728	$12,170	$9,883
Foreign	755	684	271
State	3,195	3,072	2,387

	16,678	15,926	12,541
Deferred
Federal	(1,090)	(2,152)	(2,567)
State	(254)	(490)	(590)

	(1,344)	(2,642)	(3,157)

Total	$15,334	$13,284	$9,384

The Company’s effective tax rate differs from the statutory federal tax rate of 35% as shown in the following schedule:

	Fiscal Years
(In thousands)	2008	2007	2006
Tax at federal statutory rate	$13,473	$11,767	$8,252
State taxes, net of federal benefit	1,912	1,678	1,168
Tax exempt interest income	(558)	(613)	(654)
Non-deductible expenses	249	214	190
Non-deductible stock-based compensation	56	69	110
Other	202	169	318

Tax expense	$15,334	$13,284	$9,384

Effective tax rate	39.8%	39.5%	39.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 2, 2009 and December 28, 2007 are presented in the following schedule:

	Fiscal Years
(In thousands)	2008	2007
Deferred tax assets:
Accrued liabilities and allowances	$8,892	$7,101
Deferred compensation	5,280	4,308
Property, equipment and leasehold improvements	—	546
Other	435	—

Total deferred tax assets	14,607	11,955

Deferred tax liabilities:
State taxes	(711)	(622)
Deductible goodwill	(1,947)	(1,679)
Property, equipment and leasehold improvements	(591)	—
Other	(10)	(235)

Total deferred tax liabilities	(3,259)	(2,536)

Net deferred tax assets	$11,348	$9,419

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006, the net deduction in tax payable arising from employees’ stock option activity was $5,551,000, $3,989,000 and $869,000 respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2005. The Company is no longer subject to California franchise tax examinations for years prior to 2004. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2004.

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

Balance at December 30, 2006	$258,000
Additions based on tax positions related to the current year	54,000
Additions for tax positions of prior years	3,000
Reductions due to lapse of statute of limitations	(45,000)
Settlements	(5,000)

Balance at December 28, 2007	265,000
Additions based on tax positions related to the current year	83,000
Additions for tax positions of prior years	5,000
Reductions due to lapse of statute of limitations	(38,000)
Settlements	—

Balance at January 2, 2009	$315,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at January 2, 2009.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at January 2, 2009 was $1,232,000. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. The Company committed to stockholders in a letter dated May 23, 2006 to limit its use to 2,000,000 preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock. None of the preferred shares were issued and outstanding at January 2, 2009 and December 28, 2007.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments and unrealized gains or losses on investments.

Treasury Stock

Net losses related to the re-issuance of treasury stock of $9,051,000, $8,549,000 and $1,290,000 were recorded as a reduction to retained earnings during fiscal 2008, 2007 and 2006, respectively.

Repurchase of Common Stock

The Company repurchased 1,409,000 shares of its common stock for $41.3 million during the fiscal year ended January 2, 2009. The Company repurchased 1,042,000 shares of its common stock for $24.2 million during the fiscal year ended December 28, 2007. The Company repurchased 1,853,000 shares of its common stock for $30.1 million during the fiscal year ended December 29, 2006. As of January 2, 2009, the Company had remaining authorization under its stock repurchase plan of $9.9 million to repurchase shares of common stock.

Note 9: Stock-Based Compensation

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

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares available for issuance under the 2008 Equity Incentive Plan is 1,200,000 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. For the fiscal year ended January 2, 2009, 8,020 restricted stock unit awards were granted under the plan, leaving 1,191,980 shares available for grant.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares available for issuance under the ESPP is 200,000 shares of common stock. For the period ending January 2, 2009, 17,518 shares were purchased under the plan, leaving a balance of 182,482 shares available for purchase. Weighted average purchase prices for shares sold under all ESPP plans in fiscal 2008, 2007 and 2006 were $29.97, $22.33 and $16.06, respectively.

The number of restricted stock unit awards outstanding as of January 2, 2009 is as follows1:

	Number of awards outstanding	Weighted- average fair value
Balance as of December 30, 2005	224,838	$11.93
Awards granted	205,068	15.63
Awards vested	(100,146)	15.31
Awards cancelled	(7,642)	12.26

Balance as of December 29, 2006	322,118	$13.22
Awards granted	271,763	18.83
Awards vested	(132,128)	18.26
Awards cancelled	(9,380)	13.12

Balance as of December 28, 2007	452,373	$15.12
Awards granted	240,692	31.58
Awards vested	(200,983)	23.35
Awards cancelled	(2,982)	24.20

Balance as of January 2, 2009	489,100	$19.78

[1]	Does not include employee stock purchase or stock option plans.

Option activity is as follows1:

	Number of shares outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance as of December 30, 2005	2,613,612	$5.65
Options granted	75,000	15.65
Options cancelled	(5,500)	5.24
Options exercised	(341,753)	5.18

Balance as of December 29, 2006	2,341,359	$6.04
Options granted	100,000	19.10
Options cancelled	—	—
Options exercised	(730,009)	4.43

Balance as of December 28, 2007	1,711,350	$7.49
Options granted	60,000	31.01
Options cancelled	—	—
Options exercised	(583,051)	4.59

Balance as of January 2, 2009	1,188,299	$10.10	4.47	$23,997

Vested and expected to vest at January 2, 2009	1,175,844	$9.98	4.43	$23,888

Exercisable at January 2, 2009	964,299	$7.77	3.72	$21,717

[1]	Does not include restricted stock or employee stock purchase plans

The total intrinsic value of options exercised during the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006 was $14,979,000, $12,980,000 and $3,785,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended January 2, 2009, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 2, 2009. This amount changes based on the fair-value of the Company’s stock.

Information regarding options outstanding at January 2, 2009 is summarized below:

	Outstanding			Exercisable
Range of exercise price	Number of options	Weighted- average remaining life in years	Weighted- average exercise price	Number of shares	Weighted average exercise price
$3.34-$4.44	150,962	0.93	$3.78	150,962	$3.78
$5.48-$7.68	581,277	3.50	$6.64	581,277	$6.64
$11.31-$15.65	296,060	6.01	$12.82	207,060	$12.48
$18.37-$22.02	100,000	8.14	$19.10	25,000	$19.10
$31.01-$31.01	60,000	9.09	$31.01	—	$—

	1,188,299	4.47	$10.10	964,299	$7.77

Restricted Stock Units

The Company grants restricted stock units to employees and outside directors. These restricted stock unit grants are designed to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. For a select group of employees, up to 40% of their annual bonus is settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. Each individual who received a fully vested restricted stock unit award is also granted a matching number of unvested restricted stock unit awards. These unvested restricted stock unit awards cliff vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions. In the case of retirement at 59 1/2 years or older, all unvested restricted stock unit awards will continue to vest provided the holder of each award does all consulting work through the company and does not become an employee for a past or present client, beneficial party or competitor of the company.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006, the Company recorded stock-based compensation expense associated with accrued bonus awards of $4,066,000, $3,565,000 and $2,217,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,032,000, $1,887,000 and $1,223,000 during the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. During the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively, the Company recorded stock-based compensation expense of $231,000, $447,000 and $862,000 associated with stock options granted prior to, but not yet vested as of December 30, 2005. During the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively, the Company recorded stock-based compensation expense of $499,000, $296,000 and $112,000 associated with stock options granted after December 30, 2005.

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

The risk-free interest rate used in the option-pricing model was based on United States Treasury zero coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option-pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting option forfeitures and stock-based compensation expense was recorded only for those awards that are expected to vest. All share based payment awards are recognized on a straight-line basis over the requisite service periods of the awards.

The assumptions used to value option grants for the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006 are as follows:

	Stock Option Plan
	2008	2007	2006
Expected life (in years)	6.7	6.4	6.6
Risk-free interest rate	3.1%	4.8%	4.6%
Volatility	35%	35%	39%
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted during the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006 were $12.82, $8.48 and $7.47, respectively.

The amount of stock-based compensation expense recognized in the Company’s consolidated statements of income for the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006 is as follows:

(In thousands)	2008	2007	2006
Compensation and related expenses:
Restricted stock units	$6,966	$5,325	$3,344
Stock option grants	730	743	974

Sub-total	7,696	6,068	4,318

General and administrative expenses:
Restricted stock units	132	127	96

Sub-total	132	127	96

Total stock-based compensation expense	$7,828	$6,195	$4,414

A summary of the Company’s unvested stock options is as follows:

	Unvested options outstanding	Weighted- average fair value
Balance of unvested stock options as of December 30, 2005	609,038	$4.58
Options granted	75,000	7.47
Options vested	(326,788)	4.37
Options forfeited	(1,500)	3.83

Balance of unvested stock options as of December 29, 2006	355,750	$5.38

Options granted	100,000	8.48
Options vested	(187,750)	4.74
Options forfeited	—	—

Balance of unvested stock options as of December 28, 2007	268,000	$6.99

Options granted	60,000	12.82
Options vested	(104,000)	6.68
Options forfeited	—	—

Balance of unvested stock options as of January 2, 2009	224,000	$8.70

Note 10: Retirement Plans

The Company provides a 401(k) plan for its employees whereby the Company contributes to each eligible employee’s 401(k) account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $5,662,000, $4,587,000, and $4,673,000 in fiscal 2008, 2007, and 2006, respectively.

Note 11: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Net employee deferrals were $824,000, $66,000, and $720,000 during fiscal years 2008, 2007, and 2006, respectively.

Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of January 2, 2009 and December 28, 2007, the invested amounts under the plan totaled $5.0 million and $6.2 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense. As of January 2, 2009 and

December 28, 2007, vested amounts due under the plan totaled $5.0 million and $5.9 million, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the fiscal years 2008, 2007, and 2006, the Company recognized compensation expense of $(2,053,000), $270,000, and $479,000, respectively, as a result of a (decrease) increase in the market value of the trust assets, with a corresponding amount being recorded as other income.

Note 12: Inventory

At January 2, 2009, the Company had $213,000 of raw materials inventory included in prepaid expenses and other current assets in the accompanying balance sheet. At December 28, 2007, the Company had $181,000 and $1,620,000 of raw materials and finished goods inventory, respectively, included in prepaid expenses and other current assets in the accompanying balance sheet. Inventory is stated at the lower of cost or market using the specific identification method.

Note 13: Commitments and Contingencies

The following is a summary of the future minimum payments, net of sub-lease income, required under non-cancelable operating leases, with terms in excess of one year, as of January 2, 2009:

(In thousands) Fiscal year	Lease commitments	Sub-lease income	Total
2009	$5,741	$(106)	$5,635
2010	4,267	—	4,267
2011	3,560	—	3,560
2012	3,335	—	3,335
2013	1,552	—	1,552
Thereafter	4,015	—	4,015

	$22,470	$(106)	$22,364

Total rent expense from property leases in 2008, 2007, and 2006 was $5,110,000, $4,996,000, and $4,804,000, respectively. Total expense from other operating leases and commitments in 2008, 2007, and 2006 was $1,477,000, $1,016,000, and $938,000, respectively.

In July, 2008, the Company was served with a writ by a former client. The writ did not articulate a claim. The Company met with the former client in November of 2008 and again in January of 2009 and learned in those discussions of potential claims against the Company related to an adverse verdict against the former client. The adverse verdict is currently under appeal. The former client claims that this adverse verdict was due to the testimony delivered by one of the Company’s employees. Given the uncertainty as to whether the claimant will incur a loss (it may prevail on appeal), whether it will choose to pursue one or more claims against the Company and the nature of the potential claims against the Company, an estimated loss cannot be determined at this time. The Company believes it has a strong defense against all such potential claims and intends to vigorously defend itself. Further, the Company believes that some of the potential claims would be covered by insurance. Although the Company’s ultimate liability in this matter (if any) cannot be determined, based upon information currently available, the Company believes the ultimate resolution of these potential claims will not have a material adverse effect on its financial condition, results of operations or liquidity.

Note 14: Other Income, Net

Interest and other income, net, consisted of the following:

	Fiscal Years
(In thousands)	2008	2007	2006
Interest income	$1,718	$1,835	$1,942
Interest expense	(11)	(14)	(15)
Rental income	1,544	1,140	719
Gain (loss) on deferred compensation investments	(2,053)	356	581
Gain on foreign exchange	465	118	68
Other	109	246	94

Total	$1,772	$3,681	$3,389

Note 15: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During 2008, 2007, and 2006, the Company provided services representing approximately 14%, 14%, and 17%, respectively, of revenues to clients and to organizations and insurers acting on behalf of clients in the transportation industry. During 2008, 2007, and 2006 the Company derived approximately 15%, 14%, and 10%, respectively, of revenues from government agencies and contractors.

The Company derived 13% and 12% of revenues from agencies of the United States federal government for the years ended January 2, 2009 and December 28, 2007, respectively. No single customer comprised more than 10% of the Company’s revenues for the year ended December 29, 2006. Agencies of the United States federal government comprised 11% and 10% of the Company’s accounts receivable at January 2, 2009 and December 28, 2007, respectively.

Note 16: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2008	2007	2006
Cash paid during the year:
Income taxes	$14,432	$12,551	$9,730
Non-cash investing and financing activities:
Capital leases for equipment	$17	$—	$147
Unrealized (loss) gain on investments	$(138)	$104	$47
Vested stock unit awards granted to settle accrued bonus	$3,637	$2,288	$1,450
Stock repurchases payable to broker	$—	$315	$—

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

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2008, 2007, and 2006. Segment information for selected data from the balance sheets is presented for the fiscal years ended January 2, 2009 and December 28, 2007.

Revenues

	Fiscal Years
(In thousands)	2008	2007	2006
Engineering and other scientific	$176,879	$157,987	$130,960
Environmental and health	51,959	47,161	37,536

Total revenues	$228,838	$205,148	$168,496

Operating Income

	Fiscal Years
(In thousands)	2008	2007	2006
Engineering and other scientific	$44,605	$39,629	$33,414
Environmental and health	13,852	12,380	6,563

Total segment operating income	58,457	52,009	39,977
Corporate operating expense	(21,735)	(22,065)	(19,788)

Total operating income	$36,722	$29,944	$20,189

Capital Expenditures

	Fiscal Years
(In thousands)	2008	2007	2006
Engineering and other scientific	$4,365	$2,672	$2,026
Environmental and health	145	105	356

Total segment capital expenditures	4,510	2,777	2,382
Corporate capital expenditures	1,136	900	823

Total capital expenditures	$5,646	$3,677	$3,205

Depreciation and Amortization

	Fiscal Years
(In thousands)	2008	2007	2006
Engineering and other scientific	$2,718	$2,647	$2,471
Environmental and health	192	179	164

Total segment depreciation and amortization	2,910	2,826	2,635
Corporate depreciation and amortization	1,199	1,019	993

Total depreciation and amortization	$4,109	$3,845	$3,628

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2008	2007
United States	$31,123	$29,081
Foreign Countries	248	328

Total	$31,371	$29,409

Revenues (1)

	Fiscal Years
(In thousands)	2008	2007	2006
United States	$213,417	$193,260	$155,947
Foreign Countries	15,421	11,888	12,549

Total	$228,838	$205,148	$168,496

(1)	Geographic revenues are allocated based on the location of the client.

Note 18: Mortgage Note

The Company had a revolving reducing mortgage note secured by its Silicon Valley headquarters building. As of January 2, 2009, the Company had $0 outstanding and available borrowings of $15.4 million. The mortgage note expired on January 31, 2009 and was not renewed by the Company.

Note 19: Subsequent Event

On February 19, 2009, the Company’s Board of Directors authorized an additional $25.1 million for the repurchase of the Company’s common stock.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2008 (In thousands, except per share data)	March 28, 2008	June 27, 2008	September 26, 2008	January 2, 2009
Revenues before reimbursements	$52,022	$50,801	$51,751	$51,620
Revenues	56,260	54,956	58,730	58,892
Operating income	10,095	8,809	9,688	8,130
Income before income taxes	10,532	9,627	10,042	8,293

Net income	$6,347	$5,793	$5,942	$5,078

Net income per share
Basic	$0.43	$0.38	$0.40	$0.36
Diluted	$0.40	$0.36	$0.38	$0.34
Shares used in per share computations
Basic	14,847	15,086	14,736	14,210
Diluted	15,991	16,100	15,709	15,135

Fiscal 2007 (In thousands, except per share data)	March 30, 2007	June 29, 2007	September 28, 2007	December 28, 2007
Revenues before reimbursements	$45,433	$45,816	$44,916	$46,974
Revenues	48,873	50,637	48,904	56,734
Operating income	7,459	7,060	7,463	7,962
Income before income taxes	8,338	8,328	8,303	8,656

Net income	$5,055	$5,002	$5,037	$5,247

Net income per share
Basic	$0.34	$0.33	$0.34	$0.35
Diluted	$0.31	$0.30	$0.31	$0.33
Shares used in per share computations
Basic	15,049	15,193	14,902	14,885
Diluted	16,377	16,532	16,163	16,140

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 24, 2009	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Chief Financial Officer and
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael R. Gaulke Michael R. Gaulke	Chief Executive Officer and Chairman of the Board of Directors	February 24, 2009

/s/ Richard L. Schlenker, Jr. Richard L. Schlenker, Jr.	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 24, 2009

/s/ Samuel H. Armacost Samuel H. Armacost	Director	February 24, 2009

/s/ Jon R. Katzenbach Jon R. Katzenbach	Director	February 24, 2009

/s/ Stephen C. Riggins Stephen C. Riggins	Director	February 24, 2009

/s/ John B. Shoven John B. Shoven, Ph.D.	Director	February 24, 2009

Schedule II

Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Additions		Deletions (1)	Balance at End of Year
		Provision Charged to Expense	Provision Charged to Revenues	Accounts Written-off Net of Recoveries
Year Ended January 2, 2009
Allowance for Bad Debt	$566	$680	$—	$(683)	$563
Allowance for Revenue	$1,611	$—	$2,071	$(1,796)	$1,886

Year Ended December 28, 2007
Allowance for Bad Debt	$592	$498	$—	$(524)	$566
Allowance for Revenue	$1,201	$—	$1,988	$(1,578)	$1,611

Year Ended December 29, 2006
Allowance for Bad Debt	$513	$199	$—	$(120)	$592
Allowance for Revenue	$709	$—	$1,435	$(943)	$1,201

(1)	Balance includes currency translation adjustments.

Recoveries of accounts receivable were $63,000, $14,000, and $58,000 for the years ended January 2, 2009, December 28, 2007, and December 29, 2006, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Registration statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.1	1990 Stock Option and Rights Plan, as amended through March 31, 1993 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

*10.2	Form of Incentive Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

*10.3	Form of Nonqualified Stock Option Agreement under the 1990 Stock Option and Rights Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

10.5	Zarnowicka Elektrownia Gazowa, joint venture, dated September 8, 1994 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1994).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.7	Revolving reducing note with Wells Fargo Bank dated January 27, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.8	Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.12	First Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.13	Second Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.14	Third Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.16	Fourth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2004).

*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.18	Fifth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

*10.19	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.20	Services Agreement between the Company and Exponent Engineering P.C. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2006).

*10.21	Employment Offer Letter between the Company and Dr. Elizabeth Anderson (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2006).

*10.22	Employment Agreement between the Company and Roger L. McCarthy (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 16, 2007).

10.23	Sixth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.24	Amendment No. 1 to Exponent, Inc. 1998 Nonstatutory Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.25	Amendment No. 1 to Exponent, Inc. 1999 Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.26	Amendment No. 1 to Exponent, Inc. 1999 Restricted Stock Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.27	Seventh Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007).

10.28	2008 Employee Stock Purchase Plan.

*10.29	2008 Equity Incentive Plan.

*10.30	Form of Stock Option Agreement under the 2008 Equity Incentive Plan.

*10.31	Form of Restricted Stock Unit Employee Bonus Grant Agreement under the 2008 Equity Incentive Plan.

*10.32	Form of Restricted Stock Unit Employee Matching Grant Agreement under the 2008 Equity Incentive Plan.

*10.33	Form of Restricted Stock Unit Director Grant Agreement under the 2008 Equity Incentive Plan.

*10.34	Amended and Restated Restricted Stock Unit Bonus Grant Agreement under the 1999 Restricted Stock Plan.

*10.35	Amended and Restated Restricted Stock Unit Matching Grant Agreement under the 1999 Restricted Stock Plan.

*10.36	Amended and Restated Restricted Stock Unit Director Grant Agreement under the 1999 Restricted Stock Plan.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer as required by Rule 13a – 14(b) of the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer as required by Rule 13a – 14(b) of the Securities Exchange Act of 1934.

*	Indicates management compensatory plan, contract or arrangement