Form 10-Q
period 2009-04-03
EXPONENT INC
filed 2009-05-13
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2009, the latest practicable date, the registrant had 13,622,898 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

April 3, 2009 and January 2, 2009

(in thousands, except share data)

(unaudited)

	April 3, 2009	January 2, 2009
Assets
Current assets:
Cash and cash equivalents	$22,400	$32,598
Short-term investments	22,287	24,772
Accounts receivable, net of allowance for doubtful accounts of $3,006 and $2,449 at April 3, 2009 and January 2, 2009, respectively	68,760	62,208
Prepaid expenses and other assets	5,879	6,275
Deferred income taxes	4,819	4,455

Total current assets	124,145	130,308
Property, equipment and leasehold improvements, net	30,714	31,371
Goodwill	8,607	8,607
Deferred income taxes	7,502	6,893
Other assets	7,759	5,911

Total assets	$178,727	$183,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,352	$6,536
Accrued payroll and employee benefits	22,170	35,528
Deferred revenues	7,990	6,171

Total current liabilities	36,512	48,235
Other liabilities	558	567
Deferred compensation	6,445	4,401
Deferred rent	1,615	1,793

Total liabilities	45,130	54,996

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,426,664 shares issued at April 3, 2009 and January 2, 2009	16	16
Additional paid-in capital	79,476	72,734
Accumulated other comprehensive loss	(465)	(345)
Retained earnings	128,830	127,127
Treasury stock, at cost; 2,822,208 and 2,737,050 shares held at April 3, 2009 and January 2, 2009, respectively	(74,260)	(71,438)

Total stockholders’ equity	133,597	128,094

Total liabilities and stockholders’ equity	$178,727	$183,090

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended April 3, 2009 and March 28, 2008

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008
Revenues:
Revenues before reimbursements	$54,931	$52,022
Reimbursements	4,865	4,238

Revenues	59,796	56,260

Operating expenses:
Compensation and related expenses	37,846	33,510
Other operating expenses	5,277	5,428
Reimbursable expenses	4,865	4,238
General and administrative expenses	2,632	2,989

Total operating expenses	50,620	46,165

Operating income	9,176	10,095

Other income, net:
Interest income, net	234	502
Miscellaneous income (expense), net	158	(65)

Total other income, net	392	437

Income before income taxes	9,568	10,532
Income taxes	3,810	4,185

Net income	$5,758	$6,347

Net income per share:
Basic	$0.41	$0.43
Diluted	$0.38	$0.40
Shares used in per share computations:
Basic	14,092	14,847
Diluted	14,975	15,991

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended April 3, 2009 and March 28, 2008

(in thousands)

(unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008
Net income	$5,758	$6,347
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(122)	120
Unrealized gain arising during the period on investments, net of tax	2	187

Comprehensive income	$5,638	$6,654

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended April 3, 2009 and March 28, 2008

(in thousands)

(unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008
Cash flows from operating activities:
Net income	$5,758	$6,347
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,078	941
Amortization of premiums and accretion of discounts on short-term investments	60	104
Amortization of contribution to deferred compensation plan	—	110
Deferred rent expense	(178)	(103)
Allowance for doubtful accounts	875	596
Stock-based compensation	3,095	2,867
Deferred income tax provision	(1,195)	(982)
Tax benefit for stock option plans	(1,068)	(4,046)
Changes in operating assets and liabilities:
Accounts receivable	(7,427)	(4,245)
Prepaid expenses and other assets	264	891
Accounts payable and accrued liabilities	884	3,033
Accrued payroll and employee benefits	(10,371)	(5,141)
Deferred revenues	1,819	(733)

Net cash used in operating activities	(6,406)	(361)

Cash flows from investing activities:
Capital expenditures	(421)	(1,150)
Purchase of short-term investments	—	(48,259)
Sale/maturity of short-term investments	2,492	51,515

Net cash provided by investing activities	2,071	2,106

Cash flows from financing activities:
Tax benefit for stock option plans	1,068	4,046
Payroll taxes for restricted stock units	(1,687)	(1,578)
Purchases of treasury stock	(5,525)	(5,087)
Issuance of treasury stock	306	2,042

Net cash used in financing activities	(5,838)	(577)

Effect of foreign currency exchange rates on cash and cash equivalents	(25)	104

Net (decrease) increase in cash and cash equivalents	(10,198)	1,272
Cash and cash equivalents at beginning of period	32,598	10,700

Cash and cash equivalents at end of period	$22,400	$11,972

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended April 3, 2009 and March 28, 2008

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended April 3, 2009 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2009.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these financial assets and liabilities was determined using the following inputs at April 3, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$43,343	$20,246	$22,287	$810
Fixed income trading securities held in deferred compensation plan (2)	2,435	2,435	—	—
Equity trading securities held in deferred compensation plan (2)	4,110	4,110	—	—

Total	$49,888	$26,791	$22,287	$810

Liabilities
Deferred compensation plan (3)	6,545	6,545	—	—

Total	$6,545	$6,545	$—	$—

(1)	Included in cash and cash equivalents, short-term investments and other assets on the Company’s condensed consolidated balance sheet.

(2)	Included in other current assets and other assets on the Company’s condensed consolidated balance sheet.

(3)	$207,000 included in accrued liabilities and $6,338,000 included in deferred compensation on the Company’s condensed consolidated balance sheet.

Fixed income available-for-sale securities represent primarily obligations of state and local government agencies. Included in fixed income available-for-sale securities is $20,246,000 of money market securities classified as cash equivalents. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

Included within the Company’s investment portfolio and classified as a long-term asset on its balance sheet is one AA rated student loan secured auction rate security purchased for $1 million and valued at $810,000. During the second quarter of 2008 the auction for this security failed. Due to the failed auction, the Company concluded that the fair value determination for this auction rate security represents a Level 3 measurement within the Statement of Financial Accounting Standards No. 157 hierarchy. The auction rate security was valued based on a discounted cash flow analysis and the Company recorded an unrealized loss of $65,000 during the current quarter, which is reflected in other comprehensive income in the consolidated balance sheet. The Company intends to hold this security until a future auction is successful or the security is restructured.

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

Gross revenues and reimbursements for the three months ended April 3, 2009 and March 28, 2008 were as follows:

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008
Gross revenues	$60,722	$57,905
Less: subcontractor fees	926	1,645

Revenues	59,796	56,260
Reimbursements:
Out-of-pocket travel reimbursements	1,085	1,071
Other outside direct expenses	3,780	3,167

	4,865	4,238

Revenues before reimbursements	$54,931	$52,022

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008
Shares used in basic per share computation	14,092	14,847
Effect of dilutive common stock options outstanding	519	820
Effect of dilutive restricted stock units outstanding	364	324

Shares used in diluted per share computation	14,975	15,991

Common stock options to purchase 60,000 shares were excluded from the diluted per share calculation for the three months ended April 3, 2009 and March 28, 2008, respectively, due to their antidilutive effect. The weighted average exercise price for the antidilutive shares was $31.01 for the three months ended April 3, 2009 and March 28, 2008, respectively.

Note 5: Stock-Based Compensation

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,106,000 and $1,166,000 during the three months ended April 3, 2009 and March 28, 2008, respectively. The value of the unvested restricted stock unit awards issued is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient is 59 1/2 years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,812,000 and $1,517,000 during the three months ended April 3, 2009 and March 28, 2008, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $177,000 and $184,000 during the three months ended April 3, 2009 and March 28, 2008, respectively, associated with stock option grants.

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

The Company used historical exercise and post-vesting forfeiture and expiration data to estimate the expected term of options granted. The historical volatility of the Company’s common stock over a period of time equal to the expected term of the options granted was used to estimate expected volatility. The risk-free interest rate used in the option-pricing model was based on United States Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option-pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting option forfeitures and stock-based compensation expense was recorded only for those awards that are expected to vest. All share-based payment awards are recognized on a straight-line basis over the requisite service periods of the awards.

Note 6: Treasury Stock

On May 22, 2007, the Company’s Board of Directors approved up to $35 million for repurchases of the Company’s common stock. On May 29, 2008, the Company’s Board of Directors authorized an additional $35 million for repurchases of the Company’s common stock. On February 19, 2009, the Company’s Board of Directors authorized an additional $25.1 million for the repurchase of the Company’s common stock.

The Company repurchased 254,861 shares of its common stock for approximately $5.5 million during the three months ended April 3, 2009. The Company repurchased 174,835 shares of its common stock for approximately $4.8 million during the three months ended March 28, 2008. As of April 3, 2009, the Company had remaining authorization under its stock repurchase plans of approximately $29.5 million to repurchase shares of common stock.

The Company reissued 169,703 shares of its treasury stock with a cost of approximately $2.7 million to settle stock awards during the three months ended April 3, 2009. The Company reissued 547,935 shares of its treasury stock with a cost of approximately $7.8 million to settle stock awards during the three months ended March 28, 2008.

Note 7: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of April 3, 2009 and January 2, 2009, the invested amounts under the plan totaled $6.6 million and $5.0 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of April 3, 2009 and January 2, 2009, vested amounts due under the plan totaled $6.6 million and $5.0 million, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended April 3, 2009 and March 28, 2008, the Company recognized a decrease to compensation expense of $109,000 and $423,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other expense.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008
Cash paid during period:
Income taxes	$330	$984
Non-cash investing and financing activities:
Unrealized gain on short-term investments	$2	$187
Vested stock unit awards issued to settle accrued bonuses	$3,739	$3,637

Note 9: Accounts Receivable, Net

At April 3, 2009 and January 2, 2009, accounts receivable, net was comprised of the following:

(In thousands)	April 3, 2009	January 2, 2009
Billed accounts receivable	$46,207	$43,561
Unbilled accounts receivable	25,559	21,096
Allowance for doubtful accounts	(3,006)	(2,449)

Total accounts receivable, net	$68,760	$62,208

Note 10: Inventory

At April 3, 2009, the Company had $2.6 million of raw materials inventory included in prepaid expenses and other current assets on its condensed consolidated balance sheet. At January 2, 2009, the Company had $213,000 of raw materials inventory included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

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

Segment information for the three months ended April 3, 2009 and March 28, 2008 follows:

Revenues

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008
Engineering and other scientific	$45,255	$43,595
Environmental and health	14,541	12,665

Total revenues	$59,796	$56,260

Operating income

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008
Engineering and other scientific	$11,652	$12,728
Environmental and health	4,295	3,528

Total segment operating income	15,947	16,256
Corporate operating expense	(6,771)	(6,161)

Total operating income	$9,176	$10,095

Capital Expenditures

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008
Engineering and other scientific	$369	$931
Environmental and health	39	26

Total segment capital expenditures	408	957
Corporate capital expenditures	13	193

Total capital expenditures	$421	$1,150

Depreciation and Amortization

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008
Engineering and other scientific	$701	$610
Environmental and health	46	44

Total segment depreciation and amortization	747	654
Corporate depreciation and amortization	331	287

Total depreciation and amortization	$1,078	$941

The Company derived 12% of revenues from agencies of the federal government for the three months ended April 3, 2009. The Company derived 10% of revenues from agencies of the federal government for the three months ended March 28, 2008.

Note 12: Goodwill

Below is a breakdown of goodwill reported by segment as of April 3, 2009:

(In thousands)	Environmental and health	Engineering and other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the three months ended April 3, 2009.

Note 13: Contingencies

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

Note 14: Subsequent Event

On April 30, 2009, Chrysler LLC filed for Chapter 11 bankruptcy protection. Included on the Company’s balance sheet as of April 3, 2009, are approximately $740,000 of billed and unbilled receivables due from Chrysler representing 1.1% of the Company’s total outstanding accounts receivable. Based on the information currently available an estimated loss on the ultimate collection of these receivables, if any, cannot be determined at this time. Although the ultimate loss, if any, related to this bankruptcy filing cannot be determined, the Company believes the ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 2, 2009, which are contained in our fiscal 2008 Annual Report on Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our 2008 Annual Report on Form 10-K under the heading “Risk Factors” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition and estimating the allowance for doubtful accounts are described in our fiscal 2008 Annual Report on Form 10-K under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Three Months Ended April 3, 2009

During the first quarter of 2009 we had a 6.3% increase in revenues and a 5.6% increase in revenues before reimbursements as compared to the same period last year. Our consolidated revenue growth was primarily driven by an increase in billable hours and higher billing rates. The growth in billable hours was driven by our technology development, mechanics and materials, health sciences and electrical and semiconductors practices and our center for chemical registration and food safety. Billable hours for the first quarter of 2009 increased 6.3% to 234,022 as compared to 220,069 during the same period last year. Technical full-time equivalents increased 5.4% to 642 during the first quarter of 2009 as compared to 609 during the same period last year. This increase in technical full-time equivalents was due to our continuing recruiting and retention efforts. Utilization increased to 70% for the first quarter of 2009 as compared to 69% during the same period last year. The increase in utilization was due in part to one less holiday during the first quarter of 2009 as compared to the first quarter of 2008. Product sales in our technology development practice decreased 73% to $890,000 for the first quarter of 2009 as compared to $3,250,000 during the same period last year. This decrease in product sales was primarily due to a decrease in sales of surveillance systems to the United States Army. Operating income decreased 9.1% and net income decreased 9.3% due to the increase in compensation and related expense and the decrease in product sales.

Three Months Ended April 3, 2009 compared to Three Months Ended March 28, 2008

Revenues

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008	Percent Change
Engineering and other scientific	$45,255	$43,595	3.8%
Percentage of total revenues	75.7%	77.5%
Environmental and health	14,541	12,665	14.8%
Percentage of total revenues	24.3%	22.5%

Total revenues	$59,796	$56,260	6.3%

The increase in revenues for our engineering and other scientific segment was driven by an increase in billable hours and higher billing rates partially offset by a decrease in product sales in our technology development practice. The increase in billable hours was primarily due to an increase in consulting activity in our technology development, mechanics and materials, and electrical and semiconductors practices. During the first quarter of 2009, billable hours for this segment increased by 4.2% to 174,432 as compared to 167,380 during the same period last year. Technical full-time equivalents increased 4.2% to 471 from 452 for the same period last year due to our continuing recruiting and retention efforts. Utilization was 71% for the first quarter of 2009 and 2008. Product sales in our technology development practice decreased 73% to $890,000 for the first quarter of 2009 as compared to $3,250,000 during the same period last year.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. The increase in billable hours was due to an increase in activity in our health sciences practice and center for chemical registration and food safety. During the first quarter of 2009, billable hours for this segment increased by 13.1% to 59,591 as compared to 52,689 during the same period last year. Technical full-time equivalents increased by 8.9% to 171 from 157 for the same period last year due to our continuing recruiting and retention efforts. Utilization increased to 67% for the first quarter of 2009 as compared to 65% during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008	Percent Change
Compensation and related expenses	$37,846	$33,510	12.9%
Percentage of total revenues	63.3%	59.6%

The increase in compensation and related expenses during the first quarter of 2009 was due to an increase in payroll, fringe benefits and the change in value of assets associated with our deferred compensation plan. Payroll increased by $2,803,000 and fringe benefits increased by $425,000 due to an increase in technical full-time equivalent employees and the impact of our annual salary increase on April 1, 2008. During the first quarter of 2009, we recorded a decrease to compensation expense of $109,000 as compared to a decrease of $423,000 during the same period last year due to a decline in the value of assets associated with our deferred compensation plan. The increase in compensation and related expenses contributed to the decrease in operating income. We expect a slight decrease in payroll expense during the second quarter of 2009 as compared to the first quarter of 2009 due to a projected sequential decrease in technical full-time equivalent employees and an increase in vacation taken partially offset by our annual salary increase on March 30, 2009.

Other Operating Expenses

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008	Percent Change
Other operating expenses	$5,277	$5,428	(2.8)%
Percentage of total revenues	8.8%	9.6%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in other operating expenses was primarily due to a decrease in technical materials of $92,000 and a decrease in office expenses of $66,000 as part of our continuing efforts to manage our cost structure.

Reimbursable Expenses

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008	Percent Change
Reimbursable expenses	$4,865	$4,238	14.8%
Percentage of total revenues	8.1%	7.5%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008	Percent Change
General and administrative expenses	$2,632	$2,989	(11.9)%
Percentage of total revenues	4.4%	5.3%

The decrease in general and administrative expenses during the first quarter of 2009 was due to decreases in travel and meals of $193,000, recruiting and relocation of $118,000 and professional development of $106,000. These decreases were due to our continuing efforts to manage our cost structure.

Other Income, Net

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008	Percent Change
Other income, net	$392	$437	(10.3)%
Percentage of total revenues	0.7%	0.8%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was due to a decrease in interest income of $268,000 and an increase in the loss on foreign exchange of $171,000, partially offset by the change in value of assets associated with our deferred compensation plan. The decrease in interest income was due to a decrease in average balances of our cash equivalents and short-term investments and lower interest rates. During the first quarter of 2009 and 2008, we recorded a decrease to other income, net, of $109,000 and $423,000, respectively, associated with a decrease in the value of assets associated with our deferred compensation plan.

Income Taxes

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008	Percent Change
Income taxes	$3,810	$4,185	(9.0)%
Percentage of total revenues	6.4%	7.4%
Effective tax rate	39.8%	39.7%

The decrease in income tax expense was due to a corresponding decrease in pre-tax income.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Final Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for us beginning April 4, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of April 3, 2009, our cash, cash equivalents and short-term investments were $44.7 million compared to $57.4 million at January 2, 2009.

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008
Net cash used in operating activities	$(6,406)	$(361)
Net cash provided by investing activities	2,071	2,106
Net cash used in financing activities	(5,838)	(577)

The increase in net cash used in operating activities during the first three months of 2009 was due to a larger decrease in accrued payroll and employee benefits, and a larger increase in accounts receivable, partially offset by the increase in deferred revenue. The larger decrease in accrued payroll and employee benefits was due to an increase in the amount of accrued bonus paid during the first three months of 2009 as compared to the same period in 2008. The larger increase in accounts receivable was due to slower collections during the first three months of 2009 as compared to the same period in 2008. The increase in deferred revenue was due to an increase in pre-billed projects. Days sales outstanding increased to 99 days during the first three months of 2009 compared to 96 days during the first three months of 2008.

The decrease in net cash provided by investing activities was due to a decrease of $764,000 in net sales and maturities of short-term investments partially offset by a decrease in capital expenditures of $729,000.

The increase in net cash used in financing activities was primarily due to a decrease in the tax benefit for stock award plans of $2,978,000, and a decrease in the issuance of treasury stock of $1,736,000.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of April 3, 2009 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2009	$4,298	$13	$935	$5,246
2010	4,331	6	—	4,337
2011	3,572	6	—	3,578
2012	3,347	3	—	3,350
2013	1,564	2	—	1,566
Thereafter	3,924	—	—	3,924

	$21,036	$30	$935	$22,001

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $6.4 million were recorded as a long-term liability on our condensed consolidated balance sheet at April 3, 2009. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of April 3, 2009 invested amounts under the plan of $6.4 million were recorded as a long-term asset on our condensed consolidated balance sheet.

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

We believe that our existing cash, cash equivalents, short-term investments and our anticipated cash flows from operations will be sufficient to meet our anticipated operating requirements for at least the next twelve months.

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

We are exposed to liquidity and credit risk associated with a student loan secured auction rate security. Included within our investment portfolio and classified as a long-term asset on our balance sheet at April 3, 2009 is one AA rated student loan secured auction rate security purchased for $1.0 million and valued at $810,000. During the second quarter of 2008 the auction for this security failed. The issuer has expressed its intent to restructure this security, and the next scheduled auction is in May of 2009. We will not have access to these funds until the security is restructured or a future auction is successful. If the issuer is unable to restructure this security or successfully close future auctions and its credit ratings deteriorate, we may be required to adjust the carrying value of this investment through an impairment charge. As of April 3, 2009, we have recorded a cumulative unrealized loss on our auction rate security of $190,000, which is reflected in other comprehensive income in our consolidated balance sheet. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other sources of cash we do not expect any lack of liquidity related to this investment to negatively impact our ability to operate our business as usual.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended April 3, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The markets that we serve are cyclical and subject to general economic conditions. The direction and relative strength of the global economy continues to be increasingly uncertain. If the economy in the United States, where we primarily operate, continues to experience a prolonged slowdown, demand for our services could be reduced considerably.

Our clients may be unable to pay for our services.

If a client’s financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with a substantial account receivable could have a material adverse effect on our financial condition and results of operations.

We hold substantial investments that could present liquidity risks.

Our cash equivalent and investment portfolio as of April 3, 2009 consisted primarily of obligations of state and local government agencies. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, may pose risks arising from liquidity and credit concerns. As of April 3, 2009, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended April 3, 2009:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 3 to January 30	—	$—	—	$9,863
Additional funds authorized for share repurchases				$35,000
January 31 to February 27	152	20.58	152	$31,868
February 28 to April 3	103	23.30	103	$29,475

Total	255	$21.68	255

(1)

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

Date: May 13, 2009

/s/ Michael R. Gaulke
Michael R. Gaulke, Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer