Form 10-Q
period 2009-07-03
EXPONENT INC
filed 2009-08-05
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, the latest practicable date, the registrant had 13,771,816 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

July 3, 2009 and January 2, 2009

(in thousands, except share data)

(unaudited)

	July 3, 2009	January 2, 2009
Assets
Current assets:
Cash and cash equivalents	$39,109	$32,598
Short-term investments	12,953	24,772
Accounts receivable, net of allowance for doubtful accounts of $3,587 and $2,449 at July 3, 2009 and January 2, 2009, respectively	73,405	62,208
Prepaid expenses and other assets	8,529	6,275
Deferred income taxes	4,845	4,455

Total current assets	138,841	130,308

Property, equipment and leasehold improvements, net	30,350	31,371
Goodwill	8,607	8,607
Deferred income taxes	8,055	6,893
Other assets	7,862	5,911

Total assets	$193,715	$183,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,369	$6,536
Accrued payroll and employee benefits	30,000	35,528
Deferred revenues	7,213	6,171

Total current liabilities	42,582	48,235

Other liabilities	364	567
Deferred compensation	7,370	4,401
Deferred rent	1,515	1,793

Total liabilities	51,831	54,996

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,426,664 shares issued at July 3, 2009 and January 2, 2009	16	16
Additional paid-in capital	80,876	72,734
Accumulated other comprehensive loss	(387)	(345)
Retained earnings	132,788	127,127
Treasury stock, at cost; 2,670,600 and 2,737,050 shares held at July 3, 2009 and January 2, 2009, respectively	(71,409)	(71,438)

Total stockholders’ equity	141,884	128,094

Total liabilities and stockholders’ equity	$193,715	$183,090

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended July 3, 2009 and June 27, 2008

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Revenues:
Revenues before reimbursements	$52,429	$50,801	$107,360	$102,823
Reimbursements	8,433	4,155	13,298	8,393

Revenues	60,862	54,956	120,658	111,216

Operating expenses:
Compensation and related expenses	34,954	33,197	72,800	66,707
Other operating expenses	5,309	5,588	10,586	11,016
Reimbursable expenses	8,433	4,155	13,298	8,393
General and administrative expenses	3,227	3,207	5,859	6,196

Total operating expenses	51,923	46,147	102,543	92,312

Operating income	8,939	8,809	18,115	18,904

Other income, net:
Interest income, net	200	463	434	965
Miscellaneous income, net	898	355	1,056	290

Total other income, net	1,098	818	1,490	1,255

Income before income taxes	10,037	9,627	19,605	20,159

Income taxes	4,012	3,834	7,822	8,019

Net income	$6,025	$5,793	$11,783	$12,140

Net income per share:
Basic	$0.43	$0.38	$0.83	$0.81
Diluted	$0.40	$0.36	$0.79	$0.76

Shares used in per share computations:
Basic	14,167	15,086	14,129	14,966
Diluted	15,013	16,100	14,998	16,050

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended July 3, 2009 and June 27, 2008

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Net income	$6,025	$5,793	$11,783	$12,140
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(36)	(24)	(158)	96
Unrealized gain (loss) on investments, net of tax	114	(117)	116	70

Comprehensive income	$6,103	$5,652	$11,741	$12,306

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 3, 2009 and June 27, 2008

(in thousands)

(unaudited)

	Six Months Ended
	July 3, 2009	June 27, 2008
Cash flows from operating activities:

Net income	$11,783	$12,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,179	1,925
Amortization of premiums and accretion of discounts of short-term investments	115	233
Amortization of contribution to deferred compensation plan	—	181
Deferred rent	(278)	(195)
Allowance for doubtful accounts	2,230	1,147
Stock-based compensation	4,744	4,626
Deferred income tax provision	(1,991)	(1,801)
Tax benefit for stock plans	(1,859)	(4,288)
Changes in operating assets and liabilities:
Accounts receivable	(13,427)	(6,666)
Prepaid expenses and other assets	(2,341)	(1,138)
Accounts payable and accrued liabilities	487	6,525
Accrued payroll and employee benefits	(3,540)	(1,714)
Deferred revenues	1,042	(524)

Net cash (used in) provided by operating activities	(856)	10,451

Cash flows from investing activities:
Capital expenditures	(1,158)	(2,762)
Purchase of short-term investments	—	(72,477)
Sale/maturity of short-term investments	12,772	71,403

Net cash provided by (used in) investing activities	11,614	(3,836)

Cash flows from financing activities:
Tax benefit for stock plans	1,859	4,288
Payroll taxes for restricted stock units	(1,687)	(1,578)
Purchases of treasury stock	(5,525)	(15,232)
Issuance of treasury stock	1,027	2,358

Net cash used in financing activities	(4,326)	(10,164)

Effect of foreign currency exchange rates on cash and cash equivalents	79	55

Net increase (decrease) in cash and cash equivalents	6,511	(3,494)
Cash and cash equivalents at beginning of period	32,598	10,700

Cash and cash equivalents at end of period	$39,109	$7,206

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended July 3, 2009 and June 27, 2008

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended July 3, 2009 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2009.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events through August 5, 2009, the date which these financial statements were both available to be issued and issued.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at July 3, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$44,342	$31,389	$12,953	—
Fixed income trading securities held in deferred compensation plan (2)	2,614	2,614	—	—
Equity trading securities held in deferred compensation plan (2)	4,953	4,953	—	—

Total	$51,909	$38,956	$12,953	$—

Liabilities
Deferred compensation plan (3)	7,567	7,567	—	—

Total	$7,567	$7,567	$—	$—

(1)	Included in cash and cash equivalents and short-term investments on the Company’s condensed consolidated balance sheet.
(2)	Included in other current assets and other assets on the Company’s condensed consolidated balance sheet.
(3)	Included in accrued liabilities and deferred compensation on the Company’s condensed consolidated balance sheet.

Fixed income available-for-sale securities primarily represent obligations of state and local government agencies. Included in fixed income available-for-sale securities are $31,389,000 of money market securities classified as cash equivalents. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

At April 3, 2009, included within the Company’s investment portfolio was one student loan secured auction rate security purchased for $1 million and valued at $810,000. During the second quarter of 2008, the auction for this security failed. Due to the failed auction, the Company concluded that this auction rate security represented a Level 3 valuation within the SFAS No. 157 hierarchy. During the second quarter of 2009, the issuer settled this auction rate security for $1 million. At July 3, 2009, the Company did not have any assets classified as Level 3 within the SFAS No. 157 hierarchy.

The carrying amount of the Company’s accounts receivable, other assets and accounts payable approximates their fair values. There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the first six months of 2009 and 2008.

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

Gross revenues and reimbursements for the three and six months ended July 3, 2009 and June 27, 2008 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Gross revenues	$62,558	$56,830	$123,183	$114,735
Less: Subcontractor fees	1,696	1,874	2,525	3,519

Revenues	60,862	54,956	120,658	111,216

Reimbursements:
Out-of-pocket travel reimbursements	1,276	1,398	2,361	2,469
Other outside direct expenses	7,157	2,757	10,937	5,924

	8,433	4,155	13,298	8,393

Revenues before reimbursements	$52,429	$50,801	$107,360	$102,823

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Shares used in basic per share computation	14,167	15,086	14,129	14,966
Effect of dilutive common stock options outstanding	489	696	506	762
Effect of dilutive restricted stock units outstanding	357	318	363	322

Shares used in diluted per share computation	15,013	16,100	14,998	16,050

Common stock options to purchase 60,000 and 0 shares were excluded from the diluted per share calculation for the three months ended July 3, 2009 and June 27, 2008, respectively, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $31.01 for the three months ended July 3, 2009. Common stock options to purchase 60,000 and 0 shares were excluded from the diluted per share calculation for the six months ended July 3, 2009 and June 27, 2008, respectively, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $31.01 for the six months ended July 3, 2009.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $977,000 and $1,020,000 during the three months ended July 3, 2009 and June 27, 2008, respectively. For the six months ended July 3, 2009 and June 27, 2008, the Company recorded stock-based compensation expense associated with accrued bonus awards of $2,083,000 and $2,186,000, respectively. The value of the unvested restricted stock unit awards issued is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient is 59 1/2 years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $512,000 and $560,000 during the three months ended July 3, 2009 and June 27, 2008, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,324,000 and $2,077,000 during the six months ended July 3, 2009 and June 27, 2008, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $160,000 and $179,000 during the three months ended July 3, 2009 and June 27, 2008, respectively, associated with stock option grants. The Company recorded stock-based compensation expense of $337,000 and $363,000 during the six months ended July 3, 2009 and June 27, 2008, respectively, associated with stock option grants.

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

The Company repurchased 254,861 shares of its common stock for approximately $5.5 million during the six months ended July 3, 2009. The Company repurchased 526,926 shares of its common stock for approximately $16.0 million during the six months ended June 27, 2008. As of July 3, 2009, the Company had remaining authorization under its stock repurchase plans of approximately $29.5 million to repurchase shares of common stock.

The Company reissued 321,311 shares of its treasury stock with a cost of approximately $5.6 million to settle stock awards during the six months ended July 3, 2009. The Company reissued 580,857 shares of its treasury stock with a cost of approximately $8.3 million to settle stock awards during the six months ended June 27, 2008.

Note 7: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of July 3, 2009 and January 2, 2009, the invested amounts under the plan totaled $7.6 million and $5.0 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of July 3, 2009 and January 2, 2009, vested amounts due under the plan totaled $7.6 million and $5.0 million, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three and six months ended July 3, 2009, the Company recognized an increase to compensation expense of $564,000 and $455,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income. During the three and six months ended June 27, 2008, the Company recognized a decrease to compensation expense of $83,000 and $506,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other expense.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008
Cash paid during period:
Income taxes	$8,870	$5,397
Non-cash investing and financing activities:
Unrealized gain on short-term investments	$116	$70
Vested stock unit awards issued to settle accrued bonuses	$3,739	$3,637
Stock repurchases payable to broker	$—	$1,070

Note 9: Accounts Receivable, Net

At July 3, 2009 and January 2, 2009, accounts receivable, net, was comprised of the following:

(In thousands)	July 3, 2009	January 2, 2009
Billed accounts receivable	$52,359	$43,561
Unbilled accounts receivable	24,633	21,096
Allowance for doubtful accounts	(3,587)	(2,449)

Total accounts receivable, net	$73,405	$62,208

Note 10: Inventory

At July 3, 2009, the Company had $2.0 million of raw materials inventory included in prepaid expenses and other current assets on its condensed consolidated balance sheet. At January 2, 2009, the Company had $213,000 of raw materials inventory included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

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

Segment information for the three and six months ended July 3, 2009 and June 27, 2008 follows:

Revenues

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Engineering and other scientific	$46,611	$42,138	$91,866	$85,733
Environmental and health	14,251	12,818	28,792	25,483

Total revenues	$60,862	$54,956	$120,658	$111,216

Operating Income

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Engineering and other scientific	$11,130	$10,990	$22,782	$23,718
Environmental and health	4,059	3,253	8,354	6,781

Total segment operating income	15,189	14,243	31,136	30,499

Corporate operating expense	(6,250)	(5,434)	(13,021)	(11,595)

Total operating income	$8,939	$8,809	$18,115	$18,904

Capital Expenditures

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Engineering and other scientific	$348	$1,398	$717	$2,329
Environmental and health	48	35	87	61

Total segment capital expenditures	396	1,433	804	2,390

Corporate capital expenditures	341	179	354	372

Total capital expenditures	$737	$1,612	$1,158	$2,762

Depreciation and Amortization

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Engineering and other scientific	$726	$698	$1,427	$1,308
Environmental and health	47	11	93	55

Total segment depreciation and amortization	773	709	1,520	1,363

Corporate depreciation and amortization	328	275	659	562

Total depreciation and amortization	$1,101	$984	$2,179	$1,925

The Company derived 12.9% and 12.4% of revenues from agencies of the federal government for the three and six months ended July 3, 2009, respectively. No single customer comprised more than 10% of the Company’s revenues for the three and six months ended June 27, 2008.

Note 12: Goodwill

Below is a breakdown of goodwill reported by segment as of July 3, 2009:

(In thousands)	Environmental and health	Engineering and other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the three and six months ended July 3, 2009.

Note 13: Contingencies

In July of 2008, the Company was served with a writ by a former client. The writ did not articulate a claim. The Company met with the former client in November of 2008 and again in January of 2009 and learned in those discussions of potential claims against the Company related to an adverse verdict against the former client. The adverse verdict is currently under appeal. The former client claims that this adverse verdict was due to the testimony delivered by one of the Company’s employees. Given the uncertainty as to whether the claimant will incur a loss (it may prevail on appeal), whether it will choose to pursue one or more claims against the Company and the nature of the potential claims against the Company, an estimated loss cannot be determined at this time. The Company believes it has a strong defense against all such potential claims and intends to vigorously defend itself. Further, the Company believes that some of the potential claims would be covered by insurance. Although the Company’s ultimate liability in this matter (if any) cannot be determined, based upon information currently available, the Company believes the ultimate resolution of these potential claims will not have a material adverse effect on its financial condition, results of operations or liquidity.

In addition to the above matter, the Company is a party to various other legal actions and is contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Three Months Ended July 3, 2009

During the second quarter of 2009, we had a 10.7% increase in revenues and a 3.2% increase in revenues before reimbursements as compared to the same period last year. Our consolidated revenue growth was primarily driven by higher billing rates and an increase in product sales to the United States Army in our technology development practice. Billable hours for the second quarter of 2009 decreased 1.1% to 218,092 as compared to 220,608 during the same period last year. Technical full-time equivalents increased 2.4% to 629 during the second quarter of 2009 as compared to 614 during the same period last year. This increase in technical full-time equivalents was due to our recruiting and retention efforts. Utilization decreased to 67% for the second quarter of 2009 as compared to 69% during the same period last year. The decrease in billable hours and utilization was due in part to one more holiday during the second quarter of 2009 as compared to the second quarter of 2008. Product sales in our technology development practice increased 250% to $6,901,000 for the second quarter of 2009 as compared to $1,972,000 during the same period last year. This increase in product sales was primarily due to an increase in sales of surveillance systems to the United States Army. Due to the management of our operating expenses, we were able to leverage the growth in revenues before reimbursements to improve net income by 4.0% as compared to the same period last year.

Three Months Ended July 3, 2009 compared to Three Months Ended June 27, 2008

Revenues

	Three Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
Engineering and other scientific	$46,611	$42,138	10.6%
Percentage of total revenues	76.6%	76.7%
Environmental and health	14,251	12,818	11.2%
Percentage of total revenues	23.4%	23.3%

Total revenues	$60,862	$54,956	10.7%

The increase in revenues for our engineering and other scientific segment was driven by higher billing rates and an increase in product sales in our technology development practice. During the second quarter of 2009, billable hours for this segment decreased by 2.9% to 160,501 as compared to 165,364 during the same period last year. Technical full-time equivalents increased 0.4% to 456 from 454 for the same period last year. Utilization decreased to 68% for the second quarter of 2009 as compared to 70% for the same period last year. The decrease in billable hours and utilization was due in part to one more holiday during the second quarter of 2009 as compared to the second quarter of 2008. Product sales in our technology development practice increased 250% to $6,901,000 for the second quarter of 2009 as compared to $1,972,000 during the same period last year. This increase in product sales was primarily due to an increase in sales of surveillance systems to the United States Army.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. The increase in billable hours was primarily due to an increase in activity in our center for chemical registration and food safety. During the second quarter of 2009, billable hours for this segment increased by 4.2% to 57,591 as compared to 55,244 during the same period last year. Technical full-time equivalents increased by 8.1% to 173 from 160 for the same period last year due to our recruiting and retention efforts. Utilization decreased to 64% for the second quarter of 2009 as compared to 66% during the same period last year due in part to one more holiday during the second quarter of 2009 as compared to the second quarter of 2008.

Compensation and Related Expenses

	Three Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
Compensation and related expenses	$34,954	$33,197	5.3%
Percentage of total revenues	57.4%	60.4%

The increase in compensation and related expenses during the second quarter of 2009 was due to an increase in payroll, fringe benefits and the change in value of assets associated with our deferred compensation plan. Payroll increased by $879,000 and fringe benefits increased by $126,000 due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. During the second quarter of 2009, the value of assets in our deferred compensation plan increased $564,000, resulting in a corresponding increase to compensation expense. During the second quarter of 2008, the value of assets in our deferred compensation plan decreased $83,000, resulting in a corresponding decrease in compensation expense.

Other Operating Expenses

	Three Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
Other operating expenses	$5,309	$5,588	(5.0)%
Percentage of total revenues	8.7%	10.2%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in other operating expenses was primarily due to a decrease in technical materials of $154,000 and a decrease in occupancy expenses of $137,000 as part of our continuing efforts to manage our cost structure.

Reimbursable Expenses

	Three Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
Reimbursable expenses	$8,433	$4,155	103.0%
Percentage of total revenues	13.9%	7.6%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
General and administrative expenses	$3,227	$3,207	0.6%
Percentage of total revenues	5.3%	5.8%

The increase in general and administrative expenses during the second quarter of 2009 was due to an increase in bad debt expense of $641,000 and an increase in legal fees of $113,000, partially offset by a decrease in travel and meals of $683,000. The increase in bad debt expense was primarily due to the second quarter bankruptcy filings of Chrysler and General Motors, which resulted in bad debt expense of $349,000 and $134,000, respectively. The increase in legal fees was due to costs related to a proposal to provide consulting services to the United States government. The decrease in travel and meals was due to our continuing efforts to manage our cost structure.

Other Income, Net

	Three Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
Other income, net	$1,098	$818	34.2%
Percentage of total revenues	1.8%	1.5%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was due to a change in value of assets associated with our deferred compensation plan partially offset by a decrease in interest income. During the second quarter of 2009, we recorded an increase to other income, net, of $564,000 due to an increase in the value of assets in our deferred compensation plan. During the second quarter of 2008, we recorded a decrease to other income, net, of $83,000 due to a decrease in the value of assets in our deferred compensation plan. The decrease in interest income of $263,000 was due to a decrease in average balances of our cash equivalents and short-term investments, and lower interest rates.

Income Taxes

	Three Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
Income taxes	$4,012	$3,834	4.6%
Percentage of total revenues	6.6%	7.0%
Effective tax rate	40.0%	39.8%

The increase in income tax expense was due to a corresponding increase in pre-tax income.

Six Months Ended July 3, 2009 compared to Six Months Ended June 27, 2008

Revenues

	Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
Engineering and other scientific	$91,866	$85,733	7.2%
Percentage of total revenues	76.1%	77.1%
Environmental and health	28,792	25,483	13.0%
Percentage of total revenues	23.9%	22.9%

Total revenues	$120,658	$111,216	8.5%

The increase in revenues for our engineering and other scientific segment was driven by an increase in billable hours, higher billing rates and an increase in product sales in our technology development practice. During the first six months of 2009, billable hours for this segment increased by 0.7% to 334,916 as compared to 332,551 during the same period last year. Technical full-time equivalents increased 2.7% to 464 from 452 for the same period last year due to our recruiting and retention efforts. Utilization decreased to 69% for the first six months of 2009 as compared to 71% for the same period last year due to technical full-time equivalents growing faster than demand for our services. Product sales in our technology development practice increased 51.0% to $7,887,000 for the first six months of 2009 as compared to $5,223,000 during the same period last year.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. The increase in billable hours was primarily due to an increase in activity in our center for chemical registration and food safety. During the first six months of 2009, billable hours for this segment increased by 8.6% to 117,181 as compared to 107,931 during the same period last year. Technical full-time equivalents increased by 8.9% to 172 from 158 for the same period last year due to our recruiting and retention efforts. Utilization was 66% for the first six months of 2009 and 2008.

Compensation and Related Expenses

	Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
Compensation and related expenses	$72,800	$66,707	9.1%
Percentage of total revenues	60.3%	60.0%

The increase in compensation and related expenses during the first six months of 2009 was due to an increase in payroll, fringe benefits, and the change in value of assets associated with our deferred compensation plan. Payroll increased by $3,683,000 and fringe benefits increased by $550,000 due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. During the first six months of 2009, the value of assets in our deferred compensation plan increased $455,000, resulting in a corresponding increase to compensation expense. During the first six months of 2008, the value of assets in our deferred compensation plan decreased $506,000, resulting in a corresponding decrease to compensation expense.

Other Operating Expenses

	Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
Other operating expenses	$10,586	$11,016	(3.9)%
Percentage of total revenues	8.8%	9.9%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in other operating expenses was primarily due to a decrease in technical materials of $246,000 and a decrease in occupancy expenses of $156,000 as part of our continuing efforts to manage our cost structure.

Reimbursable Expenses

	Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
Reimbursable expenses	$13,298	$8,393	58.4%
Percentage of total revenues	11.0%	7.5%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
General and administrative expenses	$5,859	$6,196	(5.4)%
Percentage of total revenues	4.9%	5.6%

The decrease in general and administrative expenses during the first six months of 2009 was due to decreases in travel and meals of $876,000, professional development of $131,000 and recruiting and relocation of $117,000 partially offset by an increase in bad debt of $662,000. The decreases in travel and meals, professional development, and recruiting and relocation were due to our continuing efforts to manage our cost structure. The increase in bad debt expense was primarily due to the second quarter bankruptcy filings of Chrysler and General Motors, which resulted in bad debt expense of $349,000 and $134,000, respectively.

Other Income, Net

	Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
Other income, net	$1,490	$1,255	18.7%
Percentage of total revenues	1.2%	1.1%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was due to the change in value of assets associated with our deferred compensation plan partially offset by a decrease in interest income. During the first six months of 2009, we recorded an increase to other income, net, of $455,000 due to an increase in the value of assets in our deferred compensation plan. During the first six months of 2008, we recorded a decrease to other income, net, of $506,000 due to a decrease in the value of assets in our deferred compensation plan. The decrease in interest income of $531,000 was due to a decrease in average balances of our cash equivalents and short-term investments, and lower interest rates.

Income Taxes

	Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	Percent Change
Income taxes	$7,822	$8,019	(2.5)%
Percentage of total revenues	6.5%	7.2%
Effective tax rate	39.9%	39.8%

The decrease in income tax expense was due to a corresponding decrease in pre-tax income.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 (“SFAS No. 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and will not have a material impact on the Company’s consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of July 3, 2009, our cash, cash equivalents and short-term investments were $52.1 million compared to $57.4 million at January 2, 2009.

	Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008
Net cash (used in) provided by operating activities	$(856)	$10,451
Net cash provided by (used in) investing activities	11,614	(3,836)
Net cash used in financing activities	(4,326)	(10,164)

The change in net cash used in operating activities during the first six months of 2009 as compared to the same period last year was due to a larger increase in accounts receivable and a decrease in accounts payable and accrued liabilities, net of the tax benefit for stock plans. The larger increase in accounts receivable was due to an increase in days sales outstanding. Days sales outstanding increased to 101 days during the first six months of 2009 as compared to 96 days during the same period last year. The decrease in accounts payable and accrued liabilities during the first six months of 2009 was due to the timing of payments to vendors.

The change in net cash provided by investing activities during the first six months of 2009 was due to an increase of $13,846,000 in net sales and maturities of short-term investments and a decrease in capital expenditures of $1,604,000.

The decrease in net cash used in financing activities during the first six months of 2009 was primarily due to a decrease in treasury repurchases of $9,707,000 partially offset by a decrease in the tax benefit for stock award plans of $2,429,000.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of July 3, 2009 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2009	$2,781	$3	$865	$3,649
2010	4,351	6	—	4,357
2011	3,592	6	—	3,598
2012	3,355	3	—	3,358
2013	1,564	2	—	1,566
Thereafter	3,924	—	—	3,924

	$19,567	$20	$865	$20,452

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $7.4 million were recorded as a long-term liability on our condensed consolidated balance sheet at July 3, 2009. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of July 3, 2009 invested amounts under the plan of $7.4 million were recorded as a long-term asset on our condensed consolidated balance sheet.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six month period ended July 3, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cash equivalent and investment portfolio as of July 3, 2009 consisted primarily of obligations of state and local government agencies. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of July 3, 2009, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its common stock during the three month period ending July 3, 2009. As of July 3, 2009, the Company had remaining authorization under its stock repurchase plans of approximately $29.5 million to repurchase shares of common stock.

On May 29, 2008, the Company’s Board of Directors authorized an additional $35 million for stock repurchases. On February 19, 2009, the Company’s Board of Directors authorized an additional $25.1 million for stock repurchases. These plans have no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2009 Annual Meeting of Stockholders held on May 28, 2009 (the “Annual Meeting”), the following individuals were elected to the Board of Directors with the following number of votes cast for and withheld:

	Votes For	Votes Withheld
Samuel H. Armacost	12,156,284	206,160
Leslie G. Denend, Ph.D.	12,266,921	95,523
Michael R. Gaulke	12,198,671	163,773
Paul R. Johnston, Ph.D.	12,204,165	158,279
Jon R. Katzenbach	12,186,247	176,197
Stephen C. Riggins	12,266,125	96,319
John B. Shoven, Ph.D.	12,267,325	95,119

The stockholders at the Company’s Annual Meeting approved the following proposals with the following number of votes cast for and against, as well as the number of abstentions and broker non-votes:

1.	Ratify the appointment of KPMG LLP as independent registered public accounting firm for the year ending January 1, 2010.

For	12,166,433
Against	184,565
Abstentions	11,447
Broker non-votes	0

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: August 5, 2009

/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer