Form 10-Q
period 2009-10-02
EXPONENT INC
filed 2009-11-12
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 2, 2009

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

As of November 6, 2009, the latest practicable date, the registrant had 13,761,945 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

October 2, 2009 and January 2, 2009

(in thousands, except share data)

(unaudited)

	October 2, 2009	January 2, 2009
Assets
Current assets:
Cash and cash equivalents	$48,513	$32,598
Short-term investments	8,757	24,772
Accounts receivable, net of allowance for doubtful accounts of $3,794 and $2,449 at October 2, 2009 and January 2, 2009, respectively	68,669	62,208
Prepaid expenses and other assets	7,979	6,275
Deferred income taxes	5,085	4,455

Total current assets	139,003	130,308

Property, equipment and leasehold improvements, net	29,841	31,371
Goodwill	8,607	8,607
Deferred income taxes	9,325	6,893
Other assets	9,158	5,911

Total assets	$195,934	$183,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,148	$6,536
Accrued payroll and employee benefits	28,864	35,528
Deferred revenues	5,123	6,171

Total current liabilities	39,135	48,235

Other liabilities	351	567
Deferred compensation	8,705	4,401
Deferred rent	1,459	1,793

Total liabilities	49,650	54,996

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,426,664 shares issued at October 2, 2009 and January 2, 2009	16	16
Additional paid-in capital	82,763	72,734
Accumulated other comprehensive loss	(296)	(345)
Retained earnings	136,121	127,127
Treasury stock, at cost; 2,682,910 and 2,737,050 shares held at October 2, 2009 and January 2, 2009, respectively	(72,320)	(71,438)

Total stockholders’ equity	146,284	128,094

Total liabilities and stockholders’ equity	$195,934	$183,090

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended October 2, 2009 and September 26, 2008

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Revenues:
Revenues before reimbursements	$50,666	$51,751	$158,026	$154,574
Reimbursements	4,579	6,979	17,877	15,372

Revenues	55,245	58,730	175,903	169,946

Operating expenses:
Compensation and related expenses	34,571	33,097	107,371	99,804
Other operating expenses	5,331	5,620	15,917	16,636
Reimbursable expenses	4,579	6,979	17,877	15,372
General and administrative expenses	2,379	3,346	8,238	9,542

Total operating expenses	46,860	49,042	149,403	141,354

Operating income	8,385	9,688	26,500	28,592

Other income, net:
Interest income, net	93	397	527	1,362
Miscellaneous income, net	1,209	(43)	2,265	247

Total other income, net	1,302	354	2,792	1,609

Income before income taxes	9,687	10,042	29,292	30,201

Income taxes	3,854	4,100	11,676	12,119

Net income	$5,833	$5,942	$17,616	$18,082

Net income per share:
Basic	$0.41	$0.40	$1.24	$1.21
Diluted	$0.39	$0.38	$1.17	$1.13

Shares used in per share computations:
Basic	14,241	14,736	14,167	14,890
Diluted	15,028	15,709	15,029	15,937

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended October 2, 2009 and September 26, 2008

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Net income	$5,833	$5,942	$17,616	$18,082
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	91	(271)	(67)	(175)
Unrealized (loss) gain on investments, net of tax	—	(89)	116	(19)

Comprehensive income	$5,924	$5,582	$17,665	$17,888

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 2, 2009 and September 26, 2008

(in thousands)

(unaudited)

	Nine Months Ended
	October 2, 2009	September 26, 2008
Cash flows from operating activities:

Net income	$17,616	$18,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,272	2,984
Amortization of premiums and accretion of discounts of short-term investments	150	359
Amortization of contribution to deferred compensation plan	—	181
Deferred rent	(334)	204
Allowance for doubtful accounts	3,253	2,239
Stock-based compensation	6,437	6,352
Deferred income tax provision	(3,482)	(2,581)
Tax benefit for stock plans	(2,981)	(5,391)
Changes in operating assets and liabilities:
Accounts receivable	(9,714)	(10,552)
Prepaid expenses and other assets	(1,632)	(146)
Accounts payable and accrued liabilities	820	4,221
Accrued payroll and employee benefits	(5,679)	776
Deferred revenues	(1,048)	(789)

Net cash provided by operating activities	6,678	15,939

Cash flows from investing activities:
Capital expenditures	(1,663)	(4,364)
Purchase of short-term investments	—	(77,911)
Sale/maturity of short-term investments	16,933	96,140

Net cash provided by investing activities	15,270	13,865

Cash flows from financing activities:
Tax benefit for stock plans	2,981	5,391
Payroll taxes for restricted stock units	(1,849)	(1,578)
Purchases of treasury stock	(9,692)	(28,435)
Proceeds from issuance of treasury stock	2,443	3,148

Net cash used in financing activities	(6,117)	(21,474)

Effect of foreign currency exchange rates on cash and cash equivalents	84	(371)

Net increase in cash and cash equivalents	15,915	7,959
Cash and cash equivalents at beginning of period	32,598	10,700

Cash and cash equivalents at end of period	$48,513	$18,659

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended October 2, 2009 and September 26, 2008

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended October 2, 2009 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2009.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events through November 11, 2009, the date which these financial statements were both available to be issued and issued. No adjustment or additional disclosure other than that already made to these financial statements is considered necessary based on this evaluation.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at October 2, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$53,534	$44,777	$8,757	—
Fixed income trading securities held in deferred compensation plan (2)	2,814	2,814	—	—
Equity trading securities held in deferred compensation plan (2)	6,124	6,124	—	—

Total	$62,472	$53,715	$8,757	$—

Liabilities
Deferred compensation plan (3)	8,938	8,938	—	—

Total	$8,938	$8,938	$—	$—

(1)	Included in cash and cash equivalents and short-term investments on the Company’s condensed consolidated balance sheet.
(2)	Included in other current assets and other assets on the Company’s condensed consolidated balance sheet.
(3)	Included in accrued liabilities and deferred compensation on the Company’s condensed consolidated balance sheet.

Fixed income available-for-sale securities primarily represent obligations of state and local government agencies. Included in fixed income available-for-sale securities are $44,777,000 of money market securities classified as cash equivalents. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

As of April 3, 2009, included within the Company’s investment portfolio was one student loan secured auction rate security purchased for $1 million and valued at $810,000. During the second quarter of 2008, the auction for this security failed. Due to the failed auction, the Company valued this auction rate security using significant unobservable inputs. During the second quarter of 2009, the issuer settled this auction rate security for $1 million. As of October 2, 2009, the Company did not have any assets valued using significant unobservable inputs.

The carrying amount of the Company’s accounts receivable, other assets and accounts payable approximates their fair values. There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the first nine months of 2009 and 2008.

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

Gross revenues and reimbursements for the three and nine months ended October 2, 2009 and September 26, 2008 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Gross revenues	$57,619	$59,574	$180,802	$174,309
Less: Subcontractor fees	2,374	844	4,899	4,363

Revenues	55,245	58,730	175,903	169,946

Reimbursements:
Out-of-pocket reimbursements	1,105	1,424	3,466	3,893
Other outside direct expenses	3,474	5,555	14,411	11,479

	4,579	6,979	17,877	15,372

Revenues before reimbursements	$50,666	$51,751	$158,026	$154,574

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Shares used in basic per share computation	14,241	14,736	14,167	14,890
Effect of dilutive common stock options outstanding	420	647	485	727
Effect of dilutive restricted stock units outstanding	367	326	377	320

Shares used in diluted per share computation	15,028	15,709	15,029	15,937

Common stock options to purchase 60,000 and 0 shares were excluded from the diluted per share calculation for the three months ended October 2, 2009 and September 26, 2008, respectively, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $31.01 for the three months ended October 2, 2009. Common stock options to purchase 60,000 and 0 shares were excluded from the diluted per share calculation for the nine months ended October 2, 2009 and September 26, 2008, respectively, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $31.01 for the nine months ended October 2, 2009.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $968,000 and $1,077,000 during the three months ended October 2, 2009 and September 26, 2008, respectively. For the nine months ended October 2, 2009 and September 26, 2008, the Company recorded stock-based compensation expense associated with accrued bonus awards of $3,051,000 and $3,263,000, respectively. The value of the unvested restricted stock unit awards issued is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient is 59 1/2 years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $562,000 and $467,000 during the three months ended October 2, 2009 and September 26, 2008, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,886,000 and $2,544,000 during the nine months ended October 2, 2009 and September 26, 2008, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $163,000 and $182,000 during the three months ended October 2, 2009 and September 26, 2008, respectively, associated with stock option grants. The Company recorded stock-based compensation expense of $500,000 and $545,000 during the nine months ended October 2, 2009 and September 26, 2008, respectively, associated with stock option grants.

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

The Company repurchased 433,900 shares of its common stock for $10.2 million during the nine months ended October 2, 2009. The Company repurchased 933,718 shares of its common stock for $28.2 million during the nine months ended September 26, 2008. As of October 2, 2009, the Company had remaining authorization under its stock repurchase plans of $24.8 million to repurchase shares of common stock.

The Company reissued 488,040 shares of its treasury stock with a cost of $9.3 million to settle stock awards during the nine months ended October 2, 2009. The Company reissued 694,289 shares of its treasury stock with a cost of $10.2 million to settle stock awards during the nine months ended September 26, 2008.

Note 7: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of October 2, 2009 and January 2, 2009, the invested amounts under the plan totaled $8.9 million and $5.0 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of October 2, 2009 and January 2, 2009, vested amounts due under the plan totaled $8.9 million and $5.0 million, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three and nine months ended October 2, 2009, the Company recognized an increase to compensation expense of $885,000 and $1,340,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income. During the three and nine months ended September 26, 2008, the Company recognized a decrease to compensation expense of $442,000 and $947,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other expense.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	October 2, 2009	September 26, 2008
Cash paid during period:
Income taxes	$12,439	$10,025
Non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$116	$(19)
Vested stock unit awards issued to settle accrued bonuses	$3,739	$3,637
Stock repurchases payable to broker	$489	$71

Note 9: Accounts Receivable, Net

At October 2, 2009 and January 2, 2009, accounts receivable, net, was comprised of the following:

(In thousands)	October 2, 2009	January 2, 2009
Billed accounts receivable	$48,524	$43,561
Unbilled accounts receivable	23,939	21,096
Allowance for doubtful accounts	(3,794)	(2,449)

Total accounts receivable, net	$68,669	$62,208

Note 10: Inventory

At October 2, 2009, the Company had $1.2 million of raw materials inventory included in prepaid expenses and other current assets on its condensed consolidated balance sheet. At January 2, 2009, the Company had $213,000 of raw materials inventory included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

Note 11: Segment Reporting

The Company has two operating segments based on two primary areas of service. One operating segment is a broad service group providing technical consulting in different practices primarily in the areas of impending litigation and technology development. The Company’s other operating segment provides services in the area of environmental and health sciences. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment.

Segment information for the three and nine months ended October 2, 2009 and September 26, 2008 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Engineering and other scientific	$41,032	$45,710	$132,898	$131,443
Environmental and health	14,213	13,020	43,005	38,503

Total revenues	$55,245	$58,730	$175,903	$169,946

Operating income

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Engineering and other scientific	$10,109	$11,813	$32,891	$35,531
Environmental and health	4,291	3,679	12,645	10,460

Total segment operating income	14,400	15,492	45,536	45,991

Corporate operating expense	(6,015)	(5,804)	(19,036)	(17,399)

Total operating income	$8,385	$9,688	$26,500	$28,592

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Engineering and other scientific	$216	$1,152	$933	$3,481
Environmental and health	45	30	132	91

Total segment capital expenditures	261	1,182	1,065	3,572

Corporate capital expenditures	244	420	598	792

Total capital expenditures	$505	$1,602	$1,663	$4,364

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Engineering and other scientific	$692	$661	$2,119	$1,969
Environmental and health	53	91	146	146

Total segment depreciation and amortization	745	752	2,265	2,115

Corporate depreciation and amortization	348	307	1,007	869

Total depreciation and Amortization	$1,093	$1,059	$3,272	$2,984

No single customer comprised more than 10% of the Company’s revenues during the three months ended October 2, 2009. The Company derived 10% of revenues from agencies of the federal government for the nine months ended October 2, 2009. During the three and nine months ended September 26, 2008, the Company derived 15% and 11%, respectively, of revenues from agencies of the federal government.

Note 12: Goodwill

Below is a breakdown of goodwill reported by segment as of October 2, 2009:

(In thousands)	Environmental and health	Engineering and other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the three and nine months ended October 2, 2009.

Note 13: Contingencies

In July of 2008, the Company was served with a writ by a former client. The writ did not articulate a claim. The Company met with the former client in November of 2008 and again in January of 2009 and learned in those discussions of potential claims against the Company arising out of the testimony delivered by one of the Company’s employees. The former client claims that this testimony contributed to an adverse verdict against them. The adverse verdict is currently under appeal. Given the uncertainty as to whether the claimant will incur a loss (it may prevail on appeal), whether it will choose to pursue one or more claims against the Company and the nature of the potential claims against the Company, an estimated loss cannot be determined at this time. The Company believes it has a strong defense against all such potential claims and intends to vigorously defend itself. Further, the Company believes that some of the potential claims would be covered by insurance. Although the Company’s ultimate liability in this matter (if any) cannot be determined, based upon information currently available, the Company believes, after consultation with legal counsel, the ultimate resolution of these potential claims will not have a material adverse effect on its financial condition, results of operations or liquidity.

In addition to the above matter, the Company is a party to various other legal actions and is contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, the Company believes, after consultation with legal counsel, will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

RESULTS OF CONSOLIDATED OPERATIONS

Overview of the Three Months Ended October 2, 2009

During the third quarter of 2009, we had a 5.9% decrease in revenues and a 2.1% decrease in revenues before reimbursements as compared to the same period last year. Our consolidated revenue decline was primarily due to fewer billable hours and a decrease in product sales to the United States Army in our technology development practice, partially offset by higher billing rates. Billable hours for the third quarter of 2009 decreased 2.9% to 217,694 as compared to 224,229 during the same period last year. Technical full-time equivalents decreased 0.2% to 627 during the third quarter of 2009 as compared to 628 during the same period last year. Utilization decreased to 67% for the third quarter of 2009 as compared to 69% during the same period last year. The decrease in billable hours and utilization was due to the general macroeconomic climate, ongoing softness in the automotive industry, and the winding down of our support for the United States Army’s Rapid Equipping Force labs in Iraq and Afghanistan. Product sales in our technology development practice decreased 61% to $2,191,000 for the third quarter of 2009 as compared to $5,638,000 during the same period last year. This decrease in product sales was primarily due to a decrease in sales of surveillance systems to the United States Army. During the third quarter of 2009, net income decreased 1.8% due to the decrease in revenues before reimbursements, partially offset by a decrease in operating expenses.

Three Months Ended October 2, 2009 compared to Three Months Ended September 26, 2008

Revenues

	Three Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
Engineering and other scientific	$41,032	$45,710	(10.2)%
Percentage of total revenues	74.3%	77.8%
Environmental and health	14,213	13,020	9.2%
Percentage of total revenues	25.7%	22.2%

Total revenues	$55,245	$58,730	(5.9)%

The decrease in revenues for our engineering and other scientific segment was due to a decrease in billable hours and a decrease in product sales in our technology development practice, partially offset by higher billing rates. During the third quarter of 2009, billable hours for this segment decreased by 4.6% to 160,537 as compared to 168,288 during the same period last year. Technical full-time equivalents decreased 2.1% to 457 from 467 for the same period last year. The decrease in billable hours and utilization was due to the general macroeconomic climate, ongoing softness in the automotive industry, and the winding down of our support for the United States Army’s Rapid Equipping Force labs in Iraq and Afghanistan. Utilization decreased to 68% for the third quarter of 2009 as compared to 69% for the same period last year. Product sales in our technology development practice decreased 61% to $2,191,000 for the third quarter of 2009 as compared to $5,638,000 during the same period last year. This decrease in product sales was primarily due to a decrease in sales of surveillance systems to the United States Army.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. The increase in billable hours was primarily due to an increase in activity in our health sciences group. During the third quarter of 2009, billable hours for this segment increased by 2.2% to 57,157 as compared to 55,941 during the same period last year. Technical full-time equivalents increased by 5.6% to 170 from 161 for the same period last year due to our recruiting and retention efforts. Utilization decreased to 65% for the third quarter of 2009 as compared to 67% during the same period last year.

Compensation and Related Expenses

	Three Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
Compensation and related expenses	$34,571	$33,097	4.5%
Percentage of total revenues	62.6%	56.4%

The increase in compensation and related expenses during the third quarter of 2009 was due to an increase in payroll and the change in value of assets associated with our deferred compensation plan. Payroll increased by $485,000 due the impact of our annual salary increase. During the third quarter of 2009, the value of assets in our deferred compensation plan increased $885,000, resulting in a corresponding increase to compensation expense. During the third quarter of 2008, the value of assets in our deferred compensation plan decreased $442,000, resulting in a corresponding decrease in compensation expense.

Other Operating Expenses

	Three Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
Other operating expenses	$5,331	$5,620	(5.1)%
Percentage of total revenues	9.6%	9.6%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in other operating expenses was primarily due to a decrease in office expenses of $95,000, a decrease in occupancy expenses of $95,000, and a decrease in computer expense of $95,000 as part of our continuing efforts to manage our cost structure.

Reimbursable Expenses

	Three Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
Reimbursable expenses	$4,579	$6,979	(34.4)%
Percentage of total revenues	8.3%	11.9%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
General and administrative expenses	$2,379	$3,346	(28.9)%
Percentage of total revenues	4.3%	5.7%

The decrease in general and administrative expenses during the third quarter of 2009 was due to a decrease in travel and meals of $302,000, a decrease in personnel expenses of $248,000, and a decrease in bad debt expense of $196,000. The decrease in travel and meals and personnel expenses were due to our continuing efforts to manage our cost structure. The decrease in bad debt expense was due to a bad debt recovery of approximately $200,000.

Other Income, Net

	Three Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
Other income, net	$1,302	$354	267.8%
Percentage of total revenues	2.4%	0.6%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was due to a change in value of assets associated with our deferred compensation plan partially offset by a decrease in interest income. During the third quarter of 2009, we recorded an increase to other income, net, of $885,000 due to an increase in the value of assets in our deferred compensation plan. During the third quarter of 2008, we recorded a decrease to other income, net, of $442,000 due to a decrease in the value of assets in our deferred compensation plan. The decrease in interest income of $304,000 was due to a decrease in the average balance of our short-term investments and lower interest rates.

Income Taxes

	Three Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
Income taxes	$3,854	$4,100	(6.0)%
Percentage of total revenues	7.0%	7.0%
Effective tax rate	39.8%	40.8%

The decrease in income tax expense was due to a corresponding decrease in pre-tax income.

Nine Months Ended October 2, 2009 compared to Nine Months Ended September 26, 2008

Revenues

	Nine Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
Engineering and other scientific	$132,898	$131,443	1.1%
Percentage of total revenues	75.6%	77.3%
Environmental and health	43,005	38,503	11.7%
Percentage of total revenues	24.4%	22.7%

Total revenues	$175,903	$169,946	3.5%

The increase in revenues for our engineering and other scientific segment was due to higher billing rates partially offset by a decrease in billable hours and product sales to the United States Army in our technology development practice. During the first nine months of 2009, billable hours for this segment decreased by 1.0% to 495,452 as compared to 500,506 during the same period last year. Technical full-time equivalents increased 0.9% to 461 from 457 for the same period last year due to our recruiting and retention efforts. Utilization decreased to 69% for the first nine months of 2009 as compared to 70% for the same period last year. The decrease in billable hours and utilization was due to the general macroeconomic climate, ongoing softness in the automotive industry, and the winding down of our support for the United States Army’s Rapid Equipping Force labs in Iraq and Afghanistan. Product sales in our technology development practice decreased 11% to $9,715,000 for the first nine months of 2009 as compared to $10,861,000 during the same period last year. This decrease in product sales was primarily due to a decrease in sales of surveillance systems to the United States Army.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. The increase in billable hours was primarily due to an increase in activity in our health sciences group. During the first nine months of 2009, billable hours for this segment increased by 6.4% to 174,338 as compared to 163,870 during the same period last year. Technical full-time equivalents increased by 7.5% to 171 from 159 for the same period last year due to our recruiting and retention efforts. Utilization decreased to 65% for the first nine months of 2009 as compared to 66% for the same period last year.

Compensation and Related Expenses

	Nine Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
Compensation and related expenses	$107,371	$99,804	7.6%
Percentage of total revenues	61.0%	58.7%

The increase in compensation and related expenses during the first nine months of 2009 was due to an increase in payroll, fringe benefits, and the change in value of assets associated with our deferred compensation plan. Payroll increased by $4,169,000 and fringe benefits increased by $383,000 due to an increase in technical full-time equivalent employees and the impact of our annual salary increase. During the first nine months of 2009, the value of assets in our deferred compensation plan increased $1,340,000, resulting in a corresponding increase to compensation expense. During the first nine months of 2008, the value of assets in our deferred compensation plan decreased $947,000, resulting in a corresponding decrease to compensation expense.

Other Operating Expenses

	Nine Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
Other operating expenses	$15,917	$16,636	(4.3)%
Percentage of total revenues	9.0%	9.8%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in other operating expenses was primarily due to a decrease in technical materials of $332,000 and a decrease in computer expenses of $285,000 as part of our continuing efforts to manage our cost structure.

Reimbursable Expenses

	Nine Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
Reimbursable expenses	$17,877	$15,372	16.3%
Percentage of total revenues	10.2%	9.0%

The increase in reimbursable expenses was primarily due to an increase in project-related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Nine Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
General and administrative expenses	$8,238	$9,542	(13.7)%
Percentage of total revenues	4.7%	5.6%

The decrease in general and administrative expenses during the first nine months of 2009 was due to a decrease in travel and meals of $1,178,000 and a decrease in personnel expenses of $619,000, partially offset by an increase in bad debt expense of $466,000. The decreases in travel and meals and personnel expenses were due to our continuing efforts to manage our cost structure. The increase in bad debt expense was primarily due to the second quarter bankruptcy filings of Chrysler and General Motors.

Other Income, Net

	Nine Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
Other income, net	$2,792	$1,609	73.5%
Percentage of total revenues	1.6%	0.9%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was due to the change in value of assets associated with our deferred compensation plan partially offset by a decrease in interest income. During the first nine months of 2009, we recorded an increase to other income, net, of $1,340,000 due to an increase in the value of assets in our deferred compensation plan. During the first nine months of 2008, we recorded a decrease to other income, net, of $947,000 due to a decrease in the value of assets in our deferred compensation plan. The decrease in interest income of $835,000 was due to a decrease in the average balance of our short-term investments and lower interest rates.

Income Taxes

	Nine Months Ended		Percent Change
(In thousands)	October 2, 2009	September 26, 2008
Income taxes	$11,676	$12,119	(3.7)%
Percentage of total revenues	6.6%	7.1%
Effective tax rate	39.9%	40.1%

The decrease in income tax expense was due to a corresponding decrease in pre-tax income.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly Emerging Issues Task Force Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This ASU should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the potential impact of ASU No. 2009-13, but do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

As of October 2, 2009, our cash, cash equivalents and short-term investments were $57.3 million compared to $57.4 million at January 2, 2009.

	Nine Months Ended
(In thousands)	October 2, 2009	September 26, 2008
Net cash provided by operating activities	$6,678	$15,939
Net cash provided by investing activities	15,270	13,865
Net cash used in financing activities	(6,117)	(21,474)

The decrease in net cash provided by operating activities during the first nine months of 2009 as compared to the same period last year was due to a decrease in accrued payroll and employee benefits, an increase in prepaid expenses and other assets and a larger decrease in accounts payable and accrued liabilities, net of the tax benefit for stock plans. Accrued payroll and employee benefits decreased by $5,679,000 during the first nine months of 2009 as compared to an increase of $776,000 during the same period last year. The decrease during the first nine months of 2009 as compared to the same period last year was due to the timing of pay dates in relation to the end of our fiscal period and a decrease in the growth of accrued bonuses. Prepaid expenses and other assets increased by $1,632,000 during the first nine months of 2009 as compared to an increase of $146,000 during the same period last year. The increase during the first nine months of 2009 as compared to the same period last year was due to an increase in inventory. Accounts payable and accrued liabilities, net of the tax benefit for stock plans decreased by $2,161,000 during the first nine months of 2009 as compared to a decrease of $1,170,000 during the same period last year. The larger decrease during the first nine months of 2009 was due to the timing of payments to vendors and a decrease in activity in our technology development practice.

The increase in net cash provided by investing activities during the first nine months of 2009 was due to a decrease in capital expenditures of $2,701,000 partially offset by a decrease of $1,296,000 in net sales and maturities of short-term investments. The decrease in capital expenditures was due to leasehold improvements associated with a new lease for office and lab space during the first nine months of 2008 and our continuing efforts to manage our cost structure.

The decrease in net cash used in financing activities during the first nine months of 2009 was primarily due to a decrease in treasury repurchases of $18,743,000 partially offset by a decrease in the tax benefit for stock award plans of $2,410,000.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of October 2, 2009 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2009	$1,510	$2	$620	$2,132
2010	5,170	6	—	5,176
2011	4,240	6	—	4,246
2012	3,526	3	—	3,529
2013	1,540	2	—	1,542
Thereafter	3,876	—	—	3,876

	$19,862	$19	$620	$20,501

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $8.7 million were recorded as a long-term liability on our condensed consolidated balance sheet at October 2, 2009. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of October 2, 2009 invested amounts under the plan of $8.7 million were recorded as a long-term asset on our condensed consolidated balance sheet.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine month period ended October 2, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently derive and believe that we will continue to derive a significant portion of our revenues from clients, organizations and insurers related to the transportation and government sectors. The loss of any large client, organization or insurer, including but not limited to the above sectors, could have a material adverse effect on our business, financial condition or results of operations.

Our business can be adversely affected by downturns in the overall economy.

The markets that we serve are cyclical and subject to general economic conditions. The relative strength of the global economy continues to be increasingly uncertain. If the economy in the United States, where we primarily operate, continues to experience a prolonged slowdown, demand for our services could be reduced considerably.

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

Our cash equivalent and investment portfolio as of October 2, 2009 consisted primarily of obligations of state and local government agencies. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of October 2, 2009, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended October 2, 2009:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 4 to July 31	19	$26.04	19	$28,974
August 1 to August 28	132	25.66	132	$25,577
August 29 to October 2	27	27.66	27	$24,819

Total	178	$26.01	178

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
Date: November 11, 2009

/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer