Form 10-K
period 2010-01-01
EXPONENT INC
filed 2010-02-24
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  for the fiscal year ended January 1, 2010.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the closing sales price of the Common Stock as reported on the NASDAQ National Market on July 2, 2009, the last business day of the registrant’s most recently completed second quarter, was $284,473,244. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of July 3, 2009 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer’s Common Stock outstanding as of February 19, 2010 was 13,668,806.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders to be held on June 3, 2010, are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED JANUARY 1, 2010

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and incorporates by reference, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended), including but not limited to statements regarding future growth and market opportunities, revenue, headcount, utilization and operating expenses, that are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

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

PART I

Item 1. Business

GENERAL

The history of Exponent, Inc. goes back to 1967, with the founding of the partnership Failure Analysis Associates, which was incorporated the following year in California and reincorporated in Delaware as Failure Analysis Associates, Inc. in 1988. The Failure Group, Inc. was organized in 1989 as a holding company for Failure Analysis Associates, Inc. and changed its name to Exponent, Inc. in 1998. Exponent, Inc. (together with its subsidiaries, “Exponent” or the “Company”) is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers, business and regulatory consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and government today. Our professional staff can perform in-depth scientific research and analysis, or very rapid-response evaluations to provide our clients with the critical information they need.

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

Pricing and Terms of Engagements

We generally provide our services on either a fixed-price basis or on a “time and material” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $125 to $600 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Exponent provides high quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate 22 practices and centers, including:

•	Biomechanics

•	Buildings & Structures

•	Civil Engineering

•	Construction Consulting

•	Ecological & Biological Sciences

•	Electrical & Semiconductors

•	Engineering Management Consulting

•	Environmental & Earth Sciences

•	Health Sciences

•	Center for Chemical Registration & Food Safety

•	Center for Epidemiology, Biostatistics & Computational Biology

•	Center for Exposure Assessment & Dose Reconstruction

•	Center for Occupational Medicine & Environmental Health

•	Center for Toxicology & Mechanistic Biology

•	Human Factors

•	Industrial Structures

•	Mechanical Engineering & Materials Science

•	Center for Mechanical Engineering

•	Center for Materials & Corrosion Engineering

•	Center for Polymer Science & Materials Chemistry

•	Statistical & Data Sciences

•	Technology Development

•	Thermal Sciences

•	Vehicle Engineering

Biomechanics

Exponent’s biomechanics consultants use engineering and biomedical science to explore the cause, nature, and severity of injuries as well as to address the interaction between the body and the physical environment. Working with the Vehicle Engineering Practice our biomechanics/injury analysis consultants have recently been developing new ways to study occupant kinematics and injury mechanics in dynamic rollover testing. We used novel techniques for three-dimensional tracking of roof deformation during rollover and will be presenting this work at the Society of Automotive Engineers Conference in April, 2010.

Also in 2009, our staff engaged in the medical device area presented the results of a study involving total joint replacements (TJR) and patient age. The study showed that the number of patients requiring hip or knee replacement surgery is likely to soon outpace the number of surgeons who can perform the procedure. The study was performed by members of Exponent’s Biomechanics and Statistics & Data Sciences Practices and the Center for Epidemiology, Biostatistics & Computational Biology. The purpose of this study was to develop nationwide projections for primary and revision TJR for the young patient population in the United States (U.S.) We tested the hypothesis that patients younger than 65 years old will represent the majority of the anticipated demand for primary and revision TJR between 2010 and 2030. This study provides quantification of the young patient demand for primary and revision total joint replacement in the United States through 2030. The current findings are expected to have implications in the private coverage and reimbursement of TJR procedures in the future.

Buildings & Structures

The basic function of a building is to provide structurally sound, durable and environmentally controlled space to house and protect occupants and contents. If this basic function is not achieved, it is because some aspect(s) of the building design or construction failed to perform the intended function. Exponent’s architects, engineers, and scientists have a broad range of expertise with such failures, and we provide clients with in-depth investigations of problems with building systems and components, including finding the best options for repairing the problem and mitigating the risk of future failures.

During the past year, we evaluated numerous residential, commercial and industrial structures. Our evaluations included property inspections and engineering analysis of buildings to assess the nature and extent of natural and man-made issues on their integrity as well as to develop repair recommendations. We also formed a cross-disciplinary team of engineers and health and environmental scientists to address green/sustainable building issues both from a construction as well as human health standpoint to confront major social and economic decisions regarding the relationship between people-environment-profit and the built environment.

Civil Engineering

Exponent’s Civil Engineering Practice provides broad expertise that includes geotechnical engineering, geological engineering, engineering geology, and geology to address a host of geo-failures, including landslides, foundation and retaining wall failures, dam and levee failures as well as earthwork construction claims. Our Water Resources staff specializes in the application of proven hydrologic, hydraulic, hydrodynamic, and sediment transport research and science to provide scientifically sound and cost-effective solutions to our clients.

A recent area of focus for the practice is related to the effects of wildfires on the stability of hillsides. While wildfires are a fundamental component of most natural ecosystems, historical fire suppression and extended droughts have made wildfires a significant hazard in forested areas, particularly those near urban population centers. Major wildfires lead to numerous environmental changes including loss of vegetation and ground cover, alteration of soil properties, and the reduction of hillside stability. Exponent Water Resources engineers have studied these factors and others that can change a watershed’s hydrologic response to rain events and can potentially result in post-fire flooding, debris flows, and landslides. Recent rain events in Southern California have illustrated the magnitude of the potential post-fire consequences in areas downstream of recent burn areas.

Construction Consulting

Exponent’s Construction Consulting Practice provides risk management, project oversight, and dispute resolution services to help our clients manage the complexities inherent to large construction projects around the world. Our multi-disciplinary staff, which includes engineers, architects, scientists, cost accountants, and technical specialists, provides these services to both the public and private sectors. From a risk management perspective, Exponent’s construction consulting professionals help anticipate problems and avoid pitfalls in cost, scheduling, and scope by improving the project control framework, conducting 4-D and probabilistic scheduling analyses, and performing comprehensive constructability reviews. The Project Oversight Services team supports the project from the design and contract review phase, through project planning and procurement, and throughout the course of construction to project completion. Exponent’s dispute resolution services professionals assist clients in quantifying schedule delay or acceleration impacts, with cost and damages analysis, or in determining entitlement through claim resolution and project closeout.

Exponent is unique in North America as the only consulting firm that has financial and construction consulting, nuclear engineering and regulatory compliance consulting, and deep expertise in numerous engineering disciplines in a single, integrated company that provides global analysis and innovative solutions to challenges in large capital development projects. Working in conjunction with our Engineering Management Consulting Practice, Exponent’s Construction Consulting Practice launched new initiatives in the nuclear power arena and in Western Canada to leverage our expertise in large-scale construction projects. As state and federal legislation frees up spending for critical infrastructure projects, Exponent’s Construction Consulting Practice is positioning itself to take advantage of resulting opportunities for growth.

Ecological & Biological Sciences

Exponent’s ecological scientists provide strategic support to clients on issues related to Natural Resources Damages, clean-up of hazardous waste sites, restoration of wetlands and other natural resources, large development projects, resource utilization (mineral mining, oil and gas, wood pulp), and the use of chemicals and other products in commerce. The practice specializes in assessing the fate and effects of chemical, biological, and physical stressors on aquatic and terrestrial ecosystems. The practice is comprised of nationally-recognized experts that cover all disciplines related to the ecological implications and risks associated with these projects.

Exponent’s EcoSciences Practice is working on one of more than 50 new wind energy projects funded by the U.S. Department of Energy. Our scientists are working to develop a model that can be used to evaluate the potential for wind projects sited in different locations to impact bats, taking into account bat biology and behavior. The impact of wind projects on bats has become a significant issue in many geographical locations, particularly where certain bat species are listed as threatened and endangered. Exponent’s EcoSciences Practice is also engaged in a number of international cases, some of which are before the International Court of Justice. These involve disputes over potential impacts of transboundary pollution as well as claims for resource damages. The scientists are working in environments ranging from tropical rainforests to deserts to the arctic tundra.

Electrical & Semiconductors

In the age of electronics, Exponent continues to be a highly sought-after resource for understanding current and potential risks involving electrical and electronic components. Our team of electrical engineers performs a wide array of investigations ranging from electric power systems to semiconductor devices. We operate laboratories for testing both heavy equipment and light electronic equipment. Computers and specialized software are used to analyze electric power systems, circuits and other equipment configurations. In the past year, our staff has worked with a number of manufacturers to critically evaluate pre-production products as an independent third party. This role in the safety evaluation of the client’s pre-production products is important in minimizing risk and product recalls.

In 2009, our power system engineers provided expert technical services in litigation in Malaysia involving an allegation that an independent power producer had been paid too much for the power that was delivered over the past decade.

In the area of intellectual property, Exponent worked on behalf of a complainant alleging infringement against foreign manufacturers of consumer electronics and device manufacturers that incorporate light emitting devices related to the patented technology. Exponent engineers and scientists tested respondents’ products and performed a detailed analysis of devices and materials. The case has settled at the International Trade Commission.

Engineering Management Consulting

This practice provides multi-disciplinary expertise and rapid response to assist clients with technical and management consulting services, often in extremely short time frames. Our consultants provide services in the areas of asset strategy and planning, project management, engineering, construction, maintenance, operations, environmental and risk analysis. In 2009, our multidisciplinary staff performed diverse technical, business interruption, and compliance-related risk and reliability assessments for several domestic and overseas clients. The staff utilized traditional and innovative situation-specific methods and tools to identify risk scenarios and their causes, consequences, and likelihood. This enabled further quantification and prioritization of technical and business risks. This practice primarily services the electric utility market, focusing on both transmission and distribution as well as fossil and nuclear generation, and the oil and gas industries.

Environmental & Earth Sciences

Exponent’s environmental scientists and engineers provide proven, cost-effective, scientifically defensible and realistic assessments and solutions to complex environmental issues. We offer technical, regulatory and litigation support to industries that include manufacturing, mining and minerals, oil and gas, chemicals, forest products, railroads, aerospace, and trade associations. Our consultants specialize in the areas of environmental chemistry and forensics, hydrogeology, air toxics, modeling and monitoring, remediation consulting, environmental engineering and waste management, and evaluation of environmental and social risks for large international capital projects. Our work often involves complex and high visibility environmental scenarios, claims, or toxic tort matters, where evaluation of contamination and historical reconstruction of events, releases, and doses are central to problem resolution.

Accurately quantifying and apportioning environmental contamination and associated liabilities is becoming increasingly important, whether the context is a two party property transfer, a multiparty superfund site, or a single company managing a portfolio of industrial sites. This developing area, along with evaluations of risks of climate change impacts on businesses, are expanding or are developing as exciting areas of need and opportunity. Exponent’s experience in understanding complex environmental factors, in developing strategic and scientific investigative strategies serve as a basis for our abilities to examine a range of liabilities and risks including the divisibility of harm and allocation of environmental liabilities. This experience includes assisting our clients to evaluate various remedial solutions, optimization of costs, and implementation of mediation, settlement and litigation strategies.

Health Sciences Centers

Center for Chemical Registration & Food Safety

Our Center for Chemical Registration & Food Safety includes experienced staff of both technical and regulatory specialists who are experienced in dealing with foods, and with pesticide and non-pesticide products including conventional chemicals, biochemicals, microbials, biocides, products of biotechnology, and industrial chemicals. We provide practical, creative, scientific and regulatory support to meet global business objectives at every stage of the product cycle, from research and development to retail and beyond.

In 2009, we expanded our work, both in the U.S. and the European Union (EU), in the area of REACH. REACH, Registration, Evaluation, Authorisation and Restriction of Chemical substances is the EU chemicals policy that requires all new substances supplied at greater than 1 tonne (approx. 2,205 lbs.) per year to be registered. The first registration deadline for phase-in substances is December 2010 for substances of very high concern and those manufactured or imported at above 1,000 tonnes per year. Subsequent registration deadlines follow in 2013 and 2018. Because of this 2010 deadline, we believe that a greater amount of work in this area is achievable. To support our REACH efforts, we added staff in the United Kingdom and opened an additional office in Derby. We also added Food Safety consultants in our Harrogate office to service our European client base. In the U.S., we continued to provide services related to product development and new U.S. product registration, due diligence, and data compensation areas, as well as the inert ingredients tolerance re-assessment and new chemical approvals. The U.S. foods related business was highlighted by food contact notifications, generally recognized as safe submissions, nutritional assessments, and an array of contamination (microbiological, chemical, and physical) cases.

Center for Epidemiology, Biostatistics & Computational Biology

Exponent health scientists apply epidemiologic methods to examine and address complex health issues in a variety of settings. Through the principles of epidemiology, we analyze the interaction of host, agent, and environment to reach conclusions about the causes and occurrence of disease in human populations.

In 2009, Exponent’s scientists provided scientific consulting and testifying expertise in a high-profile bankruptcy and criminal matter. Our scientists were instrumental in creating a science-based approach to replace a normally non-scientific process, influencing future bankruptcy cases. The criminal matter was the largest environmental criminal case in the country. Our involvement included providing the scientific research needed to inform the attorneys and testifying regarding complex matters such as the uncertainty of establishing risk of disease at low levels of exposure.

Center for Exposure Assessment & Dose Reconstruction

Exposure assessment is the science of estimating human exposure to chemical, physical, and biological agents, accounting for the frequency, magnitude, and duration of the exposure events. Exposure estimates can be compared to toxicity benchmarks or guidelines to assess potential risks to human health, and provide critical inputs to human epidemiology studies, risk assessment, and regulatory compliance.

The center provides literature updates to utilities, research and regulatory agencies in North America, Ireland, and the United Kingdom on the status of research on potential health and environmental effects of electric and magnetic fields (EMF). Such updates are often requested as part of environmental assessments required for permitting of proposed overhead and submarine transmission systems, including those that provide access of wind farm and other renewable energy projects to utility grids. Exponent scientists also are currently preparing a comprehensive database of undersea power cables in U.S. waters for a bureau of the U.S. Department of the Interior. The database will describe EMF levels produced by existing and proposed projects, and an assessment of the ability of many species of marine organisms to detect and react to naturally occurring and cable produced EMF.

Center for Occupational Medicine & Environmental Health

This center is composed of scientists, engineers, physicians, and industrial hygienists, with specialized training in the anticipation, recognition, evaluation, risk assessment, and control of human health hazards.

Our staff has partnered with and assisted clients with health-related issues involving workers, products, and manufacturing processes and issues concerning communities and the environment. We draw on the expertise and resources of staff located throughout the United States and in Europe. Our team of experts includes senior physicians, some of whom are former corporate medical directors, and experienced health scientists specializing in the fields of epidemiology, industrial hygiene, toxicology, safety and engineering. This unique multidisciplinary team provides the necessary insight to address complex health issues facing businesses, corporations, property owners and others. We help to investigate a broad variety of environmental health concerns, such as evaluating claims of illnesses from environmental exposures to chemicals, dusts and micro-organisms, and we develop strategies to aid in controlling such exposures, when needed. We also have assisted clients with their preventive health program needs in the workplace and provide external verification of health services performance. Common medical conditions, if not managed well, can erode worker productivity and have consequent effects on the competitiveness of an enterprise.

Center for Toxicology & Mechanistic Biology

Exponent has exceptional expertise and depth in toxicology and mechanistic biology. We provide knowledge and experience that improves decisions affecting the regulation of important substances in commerce. We work with our clients to resolve important issues that affect the safe use of a wide variety of substances. We evaluate the mechanisms by which substances can affect complex biological systems, provide perspectives on potential effects at realistic human and environmental exposure levels, and develop strategies to manage human health and environmental risks. We are recognized for our outstanding credentials and decades of experience from government, academia and industry.

In the past year, Exponent scientists have focused on expanding their efforts in emerging areas related to children’s health issues, endocrine toxicology, reproductive and developmental toxicology. The scientific team is especially well-regarded in these areas, which is important to our growth on such issues. We have also continued efforts in conventional toxicology, carcinogenesis and special studies on how or if chemicals affect human health and the environment. Our clients include the government, chemical, pesticide and pharmaceutical industries. We have projects that are important at the state, national, and international level. Exponent has practical experience in designing, planning, and coordinating investigative and regulatory guideline-based toxicity studies. This includes interpreting study data relevant to adult and children’s health and risk assessment for standard-setting and safety assessment.

Human Factors

Exponent’s Human Factors staff evaluates human performance and safety in product and system use. Our consultants study how the limitations and capabilities of people, including memory, perception,

reaction time, judgment, physical size and dexterity, affect the way they use a product, interact with an organization or environment, process information or participate in an activity.

In 2009, we continued our work reviewing warnings and labeling issues related to consumer products, pharmaceuticals, medical devices and industrial products. As a consequence of accidents, our scientists investigate human performance issues relating to visual and auditory perception, reaction time, eyewitness memory, hindsight bias, attention, distraction, and fatigue. Furthermore, physical aspects of the environment (e.g., lighting, background noise, and weather) and characteristics of the operator (e.g., age, strength, experience, size) are integral human factors considerations in accident investigations. Our scientists analyze a given accident and evaluate the human performance issues and behaviors that may have contributed to accident causation. Our scientists also further address the reliability of human memory and retrospective reporting in the gathering of fact-based evidence.

Industrial Structures

Our Industrial Structures Practice, based in Düsseldorf, Germany, specializes in design and assessment of industrial concrete structures subject to extreme conditions. Exponent’s Düsseldorf office has provided design reviews and assessments on more than 800 structures around the world, and our staff has participated in the creation of several engineering standards.

Mechanical Engineering & Materials Science Centers

Center for Mechanical Engineering

Exponent provides clients with a thorough comprehension of current or potential designs to determine vulnerabilities before failures occur, develop appropriate mitigation methods, and provide post-failure investigations. Consultants review the reliability of processes and products for a variety of industries, including transportation, heavy industry, energy, and consumer products. Exponent’s scientists and engineers also provide services in the area of intellectual property and are asked to interpret the language of the patent from a scientific and engineering perspective and provide valuable insight regarding the proper technical interpretation of the patent claims.

Our consultants continue to provide product qualification and recall consulting to a number of consumer product clients. Exponent’s multidisciplinary teams address every aspect of product design, manufacturing, and use issues to develop information that equips the client to make appropriate business decisions. In February 2009, a new requirement of the Consumer Product Safety Improvement Act of 2008 (CPSIA) took effect which led to additional regulatory requirements for manufacturers, distributors, importers and retailers of products in the United States. Exponent’s staff advises a variety of clients on the implications of the new requirements on their design, manufacturing and distribution

Center for Materials & Corrosion Engineering

At Exponent, our in-depth knowledge of materials, combined with unparalleled breadth of collective expertise in virtually all areas of engineering and science, is used to understand how and why materials fail in medical, automotive, construction, recreational, and other applications. Exponent is well qualified to assess issues related to corrosion and other types of environment-related degradation. Our corrosion scientists and engineers have a broad background in field investigations, root-cause assessments, and regulatory issues. Using our knowledge of metallurgy, electrochemistry, materials science, and chemistry, we have performed a wide range of investigations into degradation and failure of metallic materials. Our clients come to us from a diverse range of industries, including pipeline (gas, water, and other), nuclear and fossil-fuel power generation, mining, marine, aeronautical, chemical processing, pulp and paper, construction, utilities (electric, gas, and water), transportation and infrastructure, electronics and semi-conductors, inorganic and organic coatings (paints), and biomedical.

Center for Polymer Science & Materials Chemistry

Exponent’s expertise in plastics, rubber, adhesive and composite systems includes fundamental understanding of all aspects of chemistry, structure, processing, properties and uses. Our staff consults with industrial, government, and insurance clients, as well as their outside counsels, regarding polymers used in diverse applications. We assist clients in understanding the chemistry and kinetics of degradation of various polymers by oxidation, ozone, ultraviolet, hydrolysis, fatigue and other mechanisms. In 2009, the Center for Polymer Science & Materials Chemistry expanded its services in the area of combination medical devices, especially transdermal drug delivery products. Our scientists and engineers addressed issues related to materials selection, design, specialized testing, manufacturing, regulatory filings and performance.

Statistical & Data Sciences

All humans continually bear a certain degree of risk of injury or death. Exponent’s Statistical & Data Sciences Practice specializes in determining whether a particular activity or product poses an unreasonable risk. Risk estimation involves establishing a reference period and then collecting information about the number of injuries (or other adverse events) suffered and the amount of exposure during this period. The practice also provides statistical consulting services at all stages of the product life cycle to assist companies in addressing development, manufacturing, regulatory and safety issues.

In 2009, Exponent’s statisticians were engaged in a number of cross-practice investigations involving consumer products, particularly electronics and motor vehicles. One such investigation involved the analysis of data on accidents involving a motorized recreational vehicle. Another multidisciplinary project has involved assisting a public utility in conducting quality audits and redesigning programs to improve the performance of operations associated with its gas distribution services.

Technology Development

Drawing on our multidisciplinary engineering, testing, failure analysis, and prevention expertise, Exponent’s Technology Development Practice specializes in harnessing advanced technologies and practices from the commercial world to help our Department of Defense clients rapidly achieve solutions to their hardest integration and development problems. We identify and leverage the best in COTS (commercial off-the-shelf) technologies to create integrated combat systems and modules cost-effectively and without sacrificing reliability. Our engineers and scientists work in the field alongside U.S. military personnel to ensure we understand their problems and can rapidly deliver solutions.

In 2009, we began a transition from a general support role for the U.S. Army Rapid Equipping Force to the targeted development and support of new technologies. The primary effort in this area has been the development of a real-time ground penetrating radar technology for the detection of buried Improvised Explosive Devices (IEDs). Exponent was able to leverage COTS radar technology used for high-speed roadway inspection and develop the custom software and hardware necessary to permit

IED detection to occur from the safety of an armored vehicle. This effort is ongoing and several systems are in operation with the U.S. military in Iraq and Afghanistan.

Thermal Sciences

Exponent has investigated and analyzed thousands of fires and explosions ranging from high loss disasters at manufacturing facilities to small insurance claims. Information gained from these analyses has helped us assist clients in assessing preventative measures related to the design of their products. An area of growth in 2009 has been fire protection engineering in supporting manufacturers in testing and characterizing the fire safety of their products. 2009 has also seen growth in the engineering analysis and pro-active risk and hazard analysis support to a variety of industries.

For a number of years we have been actively involved in the design review, failure assessment and regulatory testing of power supplies. In 2009, we performed a number of investigations which utilized considerable design and failure analysis expertise in power supply architectures and system architectures. Exponent routinely conducts design reviews, evaluations, and performance testing on chargers, power adapters, and power supplies for a variety of customers ranging from cell phone and notebook computer manufacturers to the automotive industry.

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

Despite the economic downturn experienced by some of our clients, investigations for other manufacturing clients increased as did involvement in other areas of the transportation industry outside of manufacturing. Diversification across many areas of transportation, such as heavy truck manufacturers, component manufacturers, commercial trucking, state and municipal transportation departments, and rail, has assisted the Vehicle Engineering Practice in leveraging the breadth of experience of its professional staff. We continue to develop new research methods to assist our clients in evaluating the risk of injury in a variety of accident scenarios and we continue to be featured on a number of scientific television shows to illustrate our testing and research capabilities. This past fall, our engineers and test facility were filmed for a Spring 2010 episode of Mythbusters on the Discovery Channel.

COMPETITION

The marketplace for our services is fragmented and we face different sources of competition in providing various services. In addition, the services that we provide to some of our clients can be performed in-house by those clients. Clients that have the capability to perform such services themselves often retain Exponent or other independent consultants because of independence concerns.

In each of the foregoing practices and centers, we believe that the principal competitive factors are: technical capability and breadth of services, ability to deliver services on a timely basis, professional reputation and knowledge of the litigation and regulatory processes. Although we believe that we generally compete favorably in each of these areas, some of our competitors may be able to provide services acceptable to our clients at lower prices.

We believe that the barriers to entry are low and that for many of our technical disciplines, competition is increasing. In response to competitive forces in the marketplace, we continue to explore new markets for our various technical disciplines.

EMPLOYEES

As of January 1, 2010, we employed 883 full-time and part-time employees, including 627 engineering and scientific staff, 82 technical support staff and 174 administrative and support staff. Our staff includes 551 employees with advanced degrees, of which 346 employees have achieved the level of Ph.D., Sc.D. or M.D.

ADDITIONAL INFORMATION

The address of our internet website is www.exponent.com. We make available, free of charge through our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic Securities and Exchange Commission (SEC) reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC. The content of our internet website is not incorporated into and is not part of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS

The executive officers of Exponent and their ages as of February 23, 2010 are as follows:

Name	Age	Position
Paul R. Johnston, Ph.D.	56	Chief Executive Officer, President and Director

Michael R. Gaulke	64	Executive Chairman of the Board of Directors

Elizabeth L. Anderson, Ph.D.	69	Group Vice President

Paul D. Boehm, Ph.D.	61	Group Vice President

Robert D. Caligiuri, Ph.D.	58	Group Vice President

Robert C. Lange	62	Group Vice President

Subbaiah V. Malladi, Ph.D.	63	Chief Technical Officer

John E. Moalli, Sc.D.	45	Group Vice President

John D. Osteraas, Ph.D.	55	Group Vice President

Richard L. Schlenker, Jr.	44	Chief Financial Officer and Corporate Secretary

Executive officers of Exponent are appointed by the Board of Directors and serve at the discretion of the Board or until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

Paul R. Johnston, Ph.D., joined the Company in 1981, was promoted to Principal Engineer in 1987, and to Vice President in 1996. In 1997, he assumed responsibility for the firm’s network of offices. In July 2003, he was appointed Chief Operating Officer and added responsibility for the Health and Environmental Groups. In 2006, he assumed line responsibility for all of the firm’s consulting groups. Dr. Johnston was named President in May 2007. He was named Chief Executive Officer and elected to the Board of Directors in May 2009. Dr. Johnston received his Ph.D. (1981) in Civil Engineering and M.S. (1977) in Structural Engineering from Stanford University. He received his B.A.I. (1976) in Civil Engineering with First Class Honors from Trinity College, University of Dublin, Ireland where he was elected a Foundation Scholar in 1975. Dr. Johnston is a Registered Professional Civil Engineer in the State of California and a Chartered Engineer in Ireland.

Michael R. Gaulke joined the Company in September 1992, as Executive Vice President and Chief Financial Officer. He was named President in March 1993 and he was appointed as a member of the Board of Directors of the Company in January 1994. He served as Chief Executive Officer from June 1996 to May 2009, and was appointed Chairman of the Board of Directors in May 2007. Mr. Gaulke was appointed Executive Chairman in May 2009. From November 1988 to September 1992, Mr. Gaulke served as Executive Vice President and Chief Financial Officer at Raynet Corporation, a subsidiary of Raychem Corporation. Prior to joining Raynet, Mr. Gaulke was Executive Vice President and Chief Financial Officer of Spectra Physics, Inc., where he was employed from 1979 to 1988. From 1972 to 1979, Mr. Gaulke served as a consultant with McKinsey & Company. Mr. Gaulke is a member of the Board of Directors of Cymer, Inc. and Sutter Health. He also serves on the Board of Trustees of the Palo Alto Medical Foundation. Mr. Gaulke received an M.B.A. (1972) from the Stanford University Graduate School of Business and a B.S. (1968) in Electrical Engineering from Oregon State University.

Elizabeth L. Anderson, Ph.D., joined the Company in June 2006 as a Group Vice President and Principal Scientist. Prior to joining Exponent, Dr. Anderson was President and CEO of Sciences International, a health and environmental consulting firm. Dr. Anderson received her Ph.D. (1970) in Organic Chemistry from The American University, M.S. (1964) in Organic Chemistry from the University of Virginia and B.S. (1962) in Chemistry from the College of William and Mary. Dr. Anderson is a Fellow of the Academy of Toxicological Sciences, founder and past-President of the Society for Risk Analysis and Editor-in-Chief of the journal, Risk Analysis: An International Journal.

Paul D. Boehm, Ph.D., joined the Company in April 2004 as a Group Vice President and Principal Scientist. Prior to joining the Company, Dr. Boehm was Vice President and Market Manager, Oil and Gas Sector, at Battelle Memorial Institute from 2001 to 2004. From 1999 to 2001, Dr. Boehm was Vice President and Managing Director, Environmental Health and Safety Consulting at Arthur D. Little, Inc. Dr. Boehm received his Ph.D. (1977) and M.S. (1973) in Oceanography from the University of Rhode Island and B.S. (1970) in Chemical Engineering from the University of Rochester. Dr. Boehm has published more than 100 articles in peer-reviewed journals and authored numerous reports on environmental forensics and impact assessments. Dr. Boehm has been chosen to serve on several National Research Council panels.

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

John D. Osteraas, Ph.D., worked for the Company from 1982 to 1985 as a Senior Engineer. He rejoined the Company in 1990 as a Managing Engineer. He was promoted to Principal Engineer in 1992 and Group Vice President in 2006. Dr. Osteraas received his Ph.D. (1990) in Civil Engineering, M.S. (1977) in Civil Engineering: Structural Engineering from Stanford University and B.S. (1976) in Civil and Environmental Engineering from the University of Wisconsin. Dr. Osteraas is a Registered Professional Engineer in 13 states and is a Fellow of the American Society of Civil Engineers.

Richard L. Schlenker, Jr. joined the Company in 1990. Mr. Schlenker is the Chief Financial Officer and Corporate Secretary of the Company. He was appointed Chief Financial Officer in July 1999 and was appointed Secretary of the Company in November 1997. Mr. Schlenker was the Director of Human Resources from 1998 until his appointment as Chief Financial Officer. He was the Manager of Corporate Development from 1996 until 1998. From 1993 to 1996, Mr. Schlenker was a Business Manager, where he managed the business activities for multiple consulting practices within the Company. Prior to 1993, he held several different positions in finance and accounting within the Company. Mr. Schlenker holds a B.S. in Finance from the University of Southern California.

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

Exponent’s business involves the delivery of professional services and is labor-intensive. Our success depends in large part upon our ability to attract, retain and motivate highly qualified technical and managerial personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. We cannot provide any assurance that we can continue to attract sufficient numbers of highly qualified technical and managerial personnel and to retain existing employees. The loss of key managerial employees, business generators or any significant number of employees could have a material adverse impact on our business, including our ability to secure and complete engagements.

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

We currently derive and believe that we will continue to derive a significant portion of our revenues from clients, organizations and insurers related to the transportation industry and the government sector. For the fiscal year ended January 1, 2010, transportation industry related engagements accounted for approximately 12% of our revenues and government sector related engagements accounted for approximately 12% of our revenues. The loss of any large client, organization or insurer related to the transportation industry or the government sector could have a material adverse effect on our business, financial condition or results of operations.

Our business can be adversely affected by downturns in the overall economy.

The markets that we serve are cyclical and subject to general economic conditions. The direction and relative strength of the global economy continues to be uncertain. If the economy in the United States, where we primarily operate, continues to experience a prolonged slowdown, our clients may consolidate or go out of business and thus demand for our services could be reduced significantly.

Our clients may be unable to pay for our services.

If a client’s financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with substantial accounts receivable could have a material adverse effect on our financial condition and results of operations.

We hold substantial investments that could present liquidity risks.

Our cash equivalent and short-term investment portfolio as of January 1, 2010 consisted primarily of obligations of state and local government agencies. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of January 1, 2010, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Our engagements may result in professional or other liability.

Our services typically involve difficult engineering and scientific assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on a client’s business, cause a client to lose significant amounts of money, or prevent a client from pursuing desirable business opportunities. Accordingly, if a client is dissatisfied with our performance, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently, disclosed client confidential information, lost or damaged evidence, infringed on patents, or otherwise breached our obligations to a client could expose us to significant liabilities to our clients or other third parties or tarnish our reputation.

Potential conflicts of interests may preclude us from accepting some engagements.

We provide litigation support consulting and other services primarily in connection with significant disputes, or other matters that are usually adversarial or that involve sensitive client information. The nature of our consulting services may preclude us from accepting engagements with other potential clients because of conflicts. Accordingly, the nature of our business limits the number of both potential clients and potential engagements.

We may not be successful in obtaining approval from our shareholders to increase the number of common shares issuable under our equity incentive plans.

We plan to seek shareholder approval of an amendment to our 2008 Equity Incentive Plan to replenish the number of common shares available for issuance to meet future needs. We may not be successful in obtaining approval from our shareholders to replenish the number of common shares issuable for future awards. This could adversely affect our ability to recruit and retain our employees and members of our Board of Directors.

The market price of our common stock may be volatile.

Many factors could cause the market price of our common stock to rise and fall. These include the risk factors listed above, changes in estimates of our performance or recommendations by securities analysts, future sales of shares of common stock in the public market, market conditions in the industry and economy as a whole, acquisitions or strategic alliances involving us or our competitors, restatement of financial results and changes in accounting principles or methods. In addition, the stock market often experiences significant price fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, shareholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

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

In addition, we lease office, warehouse and laboratory space in 17 other locations in 12 states and the District of Columbia, as well as in Germany, China, Switzerland and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2009 for all leased properties was $4,941,000.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, under the symbol “EXPO”. The following table sets forth for the fiscal periods indicated the high and low sales prices for our common stock.

Stock prices by quarter	High	Low
Fiscal Year Ended January 2, 2009:
First Quarter	$35.26	$26.25
Second Quarter	$38.80	$30.63
Third Quarter	$34.99	$27.51
Fourth Quarter	$33.98	$23.01

Fiscal Year Ended January 1, 2010:
First Quarter	$30.78	$19.41
Second Quarter	$29.29	$23.50
Third Quarter	$30.00	$23.60
Fourth Quarter	$29.81	$25.01

As of February 19, 2010, there were 410 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We have never paid cash dividends on our common stock. See Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended January 1, 2010 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 3 to October 30	26	$27.75	26	$24,088
October 31 to November 27	—	—	—	$24,088
November 28 to January 1	80	$27.70	80	$21,879

Total	106	$27.71	106

COMPANY STOCK PRICE PERFORMANCE GRAPH

The graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2004 through 2009 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2004. Note that the historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
(In thousands, except per share data)	2009	2008	2007	2006	2005
Consolidated Statements of Income Data:

Revenues before reimbursements	$205,714	$206,194	$183,139	$156,742	$142,861
Revenues	$227,882	$228,838	$205,148	$168,496	$155,196
Operating income	$33,262	$36,722	$29,944	$20,189	$20,380
Net income	$22,127	$23,160	$20,341	$14,194	$14,186

Net income per share:
Basic	$1.56	$1.57	$1.36	$0.89	$0.88
Diluted	$1.47	$1.47	$1.25	$0.83	$0.81

Consolidated Balance Sheet Data:

Cash and cash equivalents	$67,895	$32,598	$10,700	$5,238	$13,216
Short-term investments	$7,490	$24,772	$53,034	$52,844	$55,682
Working capital	$103,253	$82,073	$88,794	$81,280	$93,755
Total assets	$206,481	$183,090	$182,391	$161,216	$164,241
Long-term liabilities	$11,333	$6,761	$6,509	$6,185	$4,631
Total stockholders’ equity	$150,071	$128,094	$131,919	$124,305	$133,200

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

Substantially all of our engagements are performed under time and material or fixed-price billing arrangements. For time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of our fixed-price engagements we recognize revenue based on the relationship of incurred labor hours at standard rates to our estimate of the total labor hours at standard rates we expect to incur over the term of the contract. Our estimate of total labor hours we expect to incur over the term of the contract is based on the nature of the project and our past experience on similar projects. We believe this methodology achieves a reliable measure of the revenue from the consulting services we provide to our customers under fixed-price contracts.

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

Estimating the allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for doubtful accounts based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions, aging of amounts due and changes in customer payment terms. As of January 1, 2010, our accounts receivable balance was $62.7 million, net of an allowance for doubtful accounts of $2.7 million.

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES FOR FISCAL YEARS			PERIOD TO PERIOD CHANGE
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Revenues	100.0%	100.0%	100.0%	(0.4)%	11.5%

Operating expenses:
Compensation and related expenses	61.5	58.3	58.2	5.0	11.7
Other operating expenses	9.4	9.9	10.6	(5.6)	4.4
Reimbursable expenses	9.7	9.9	10.7	(2.1)	2.9
General and administrative expenses	4.8	5.9	5.9	(17.8)	11.2

	85.4	84.0	85.4	1.3	9.7

Operating income	14.6	16.0	14.6	(9.4)	22.6

Other income, net	1.6	0.8	1.8	112.1	(51.9)

Income before income taxes	16.2	16.8	16.4	(3.8)	14.5

Provision for income taxes	6.5	6.7	6.5	(2.9)	15.4

Net income	9.7%	10.1%	9.9%	(4.5)%	13.9%

EXECUTIVE SUMMARY

Revenue and earnings for fiscal 2009 were relatively consistent with the prior year despite one less week of activity and the difficult macroeconomic climate, which especially affected our automotive and infrastructure clients. Business activity declined slightly in areas that are more dependent on discretionary spending, such as design, energy, and infrastructure consulting. We also experienced a decline in our defense business due to the volatility associated with the size and nature of the projects in this area. The areas of our business related to litigation and insurance matters performed well.

As the economy recovers we expect improvement in the areas that are more dependent on discretionary spending, such as design, energy, and infrastructure consulting. In 2010 we expect to be focused on selectively hiring new talent consistently with our goal of maintaining or improving utilization, continuing to tightly manage our other operating and general and administrative expenses, generating additional cash from operations, maintaining a strong balance sheet, and undertaking activities such as share repurchases to enhance shareholder value.

OVERVIEW OF THE YEAR ENDED JANUARY 1, 2010

Our revenues consist of professional fees earned on consulting engagements, product sales in our technology development practice, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal year ended January 1, 2010 included 52 weeks of activity. The fiscal year ended January 2, 2009 included 53 weeks of activity. The fiscal year ended December 28, 2007 included 52 weeks of activity.

During fiscal 2009, we had a 0.4% decrease in revenues and a 0.2% decrease in revenues before reimbursements as compared to fiscal 2008. This decrease was due to fiscal 2009 having one less week of activity than fiscal 2008 and a decrease in product sales in our technology development practice. An increase in realized billing rates nearly offset the impact of one less week of activity and the decrease in product sales.

Total billable hours decreased 2.4% to 867,000 during fiscal 2009 as compared to 888,000 during fiscal 2008. The decrease in billable hours was due to fiscal 2009 having one less week of activity than fiscal 2008. Product sales in our technology development practice decreased 14.2% to $12.1 million for fiscal 2009 as compared to $14.1 million for fiscal 2008. This decrease in product sales was primarily due to a decrease in sales of surveillance systems to the United States Army.

Average technical full-time equivalent employees increased by 1.1% to 631 during fiscal 2009 as compared to 624 during fiscal 2008. Utilization decreased to 66% for fiscal 2009 as compared to 67% for fiscal 2008.

During fiscal 2009, net income decreased 4.5% to $22.1 million as compared to $23.2 million in fiscal 2008. The decrease in net income was due to a decrease in tax exempt interest income of $1.1 million driven by a decrease in short-term interest rates.

FISCAL YEARS ENDED JANUARY 1, 2010, AND JANUARY 2, 2009

Revenues

(In thousands except	Fiscal Years		Percent
percentages)	2009	2008	Change
Engineering and other scientific	$171,757	$176,879	(2.9)%
Percentage of total revenues	75.4%	77.3%
Environmental and health	56,125	51,959	8.0%
Percentage of total revenues	24.6%	22.7%

Total revenues	$227,882	$228,838	(0.4)%

The decrease in revenues for our engineering and other scientific segment during fiscal 2009 was the result of a decrease in billable hours and decrease in product sales in our technology development practice partially offset by an increase in realized billing rates.

During fiscal 2009, billable hours for this segment decreased by 4.2% to 638,000 as compared to 666,000 during fiscal 2008. The decrease in billable hours was due to fiscal 2009 having one less week of activity than fiscal 2008. Utilization for this segment decreased to 67% for fiscal 2009 as compared to 68% for fiscal 2008. Technical full-time equivalent employees for this segment decreased by 0.6% to 460 during fiscal 2009 as compared to 463 during fiscal 2008. Product sales in our technology development practice decreased 14.2% to $12.1 million for fiscal 2009 as compared to $14.1 million for fiscal 2008.

The increase in revenues for our environmental and health segment during fiscal 2009 was the result of an increase in billable hours and higher billing rates. During fiscal 2009 billable hours for this segment increased by 3.2% to 229,000 as compared to 222,000 during fiscal 2008, despite fiscal 2009 having one less week of activity than fiscal 2008. This increase in billable hours was due to an increase in technical full-time equivalent employees. Technical full-time equivalent employees for this segment increased by 6.2% to 171 during fiscal 2009 as compared to 161 during fiscal 2008. Utilization for this segment decreased to 64% for fiscal 2009 as compared to 65% for fiscal 2008.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2009	2008	Change
Compensation and related expenses	$140,107	$133,469	5.0%
Percentage of total revenues	61.5%	58.3%

The increase in compensation and related expenses during fiscal 2009 was due to the change in value of assets associated with our deferred compensation plan and an increase in payroll. Compensation expense increased by $4.0 million, with a corresponding increase to other income, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $1.9 million during fiscal 2009 and a decrease in the value of plan assets of $2.1 million during fiscal 2008. Wages increased by $1.5 million during fiscal 2009 due to the impact of our annual salary increase and an increase in technical full time equivalent employees partially offset by fiscal 2009 having one less week of activity than fiscal 2008. Average technical full-time equivalent employees increased on a year-over-

year basis during fiscal 2009 but declined on a sequential basis each quarter. Average technical full-time equivalent employees for the fourth quarter of fiscal 2009 were 624. On a sequential basis we expect average technical full-time equivalent employees to be approximately flat in the first half of 2010 and then to grow slightly during the second half of the year. We also expect a slight increase in compensation expense due to the impact of our annual salary increases which will be effective at the beginning of the second quarter of 2010.

Other Operating Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2009	2008	Change
Other operating expenses	$21,340	$22,614	(5.6)%
Percentage of total revenues	9.4%	9.9%

Other operating expenses primarily include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in other operating expenses was primarily due to a decrease of $536,000 in technical materials, a decrease of $368,000 in occupancy expense and a decrease of $346,000 in computer expense. These decreases were all part of our continuing efforts to manage our cost structure by reducing discretionary spending and negotiating favorable agreements with our vendors. For 2010 we will continue to focus on managing our cost structure. We expect other operating expenses to grow slightly as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2009	2008	Change
Reimbursable expenses	$22,168	$22,644	(2.1)%
Percentage of total revenues	9.7%	9.9%

The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2009	2008	Change
General and administrative expenses	$11,005	$13,389	(17.8)%
Percentage of total revenues	4.8%	5.9%

The decrease in general and administrative expenses during fiscal 2009 was primarily due to a decrease in travel and meals of $1,763,000 and a decrease in personnel expenses of $1,045,000 partially offset by an increase in bad debt expense of $578,000. The decrease in travel and meals and personnel expenses were due to our continuing efforts to manage our cost structure by reducing discretionary spending and negotiating favorable agreements with our vendors. The increase in bad debt expense was primarily due to the general macroeconomic climate and the second quarter bankruptcy filings of Chrysler and General Motors. For 2010 we will continue to focus on managing our cost structure. We expect general and administrative expenses to increase slightly as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income and Expense

(In thousands except	Fiscal Years		Percent
percentages)	2009	2008	Change
Other income and expense, net	$3,759	$1,772	112.1%
Percentage of total revenues	1.6%	0.8%

Other income and expense, net, consists primarily of investment income earned on available cash, cash equivalents and short-term investments, rental income from leasing excess space in our Silicon Valley facility, and changes in the value of assets associated with our deferred compensation plan.

The increase in other income and expense, net, during fiscal 2009 was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by a decrease in interest income. The change in the value of assets associated with our deferred compensation plan caused a $4.0 million increase in other income and expense, net, with a corresponding increase to compensation expense. This increase consisted of an increase in the value of plan assets of $1.9 million during fiscal 2009 and a decrease in the value of plan assets of $2.1 million during fiscal 2008. Interest income decreased $1.1 million due to lower short-term interest rates.

Income Taxes

(In thousands except	Fiscal Years		Percent
percentages)	2009	2008	Change
Income taxes	$14,894	$15,334	(2.9)%
Percentage of total revenues	6.5%	6.7%
Effective tax rate	40.2%	39.8%

The decrease in income tax expense was due to a corresponding decrease in pre-tax income. The effective tax rate increased due to a decrease in tax exempt interest income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011; however, early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows, including possible early adoption.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2009	2008	2007
Net cash provided by (used in):
Operating activities	$26,816	$36,368	$26,950
Investing activities	$16,136	$21,063	$(3,915)
Financing activities	$(7,760)	$(34,063)	$(17,633)

We financed our business in fiscal 2009 principally through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. At the end of fiscal 2009, we had $75.4 million in cash, cash equivalents and short-term investments compared to $57.4 million at the end of the prior year.

The decrease in cash provided by operating activities during fiscal 2009 as compared to fiscal 2008 was due to a smaller increase in accrued payroll and employee benefits, a smaller increase in accounts payable and accrued expenses, net of a smaller tax benefit for stock plans, a larger decrease in deferred revenues and a decrease in net income. Accrued payroll and employee benefits increased by $507,000 during fiscal 2009 as compared to an increase of $5.5 million during fiscal 2008. The smaller increase during fiscal 2009 was due to the timing of pay dates in relation to the end of our fiscal year and a decrease in the growth of accrued bonuses. Accounts payable and accrued liabilities, net of the tax benefit for stock plans, decreased by $2.6 million during fiscal 2009 as compared to a decrease of $181,000 during fiscal 2008. The larger decrease during fiscal 2009 was due to the timing of payments to vendors and a decrease in activity in our technology development practice. During fiscal 2009 deferred revenues decreased $1.4 million as compared to a decrease of $287,000 during fiscal 2008. The larger decrease was due to fewer pre-billed projects.

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

During fiscal 2009, 2008, and 2007, net cash provided by (used in) investing activities was primarily related to the purchase and sale or maturity of short-term investments.

The decrease in net cash used in financing activities during fiscal 2009, as compared to fiscal 2008, was due to a decrease in repurchases of our common stock under our stock repurchase programs.

The increase in net cash used in financing activities during fiscal 2008, as compared to fiscal 2007, was due to an increase in repurchases of our common stock under our stock repurchase programs.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of January 1, 2010 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2010	$5,742	$6	$479	$6,227
2011	4,836	5	—	4,841
2012	4,118	4	—	4,122
2013	1,991	2	—	1,993
2014	1,609	—	—	1,609
Thereafter	2,790	—	—	2,790

	$21,086	$17	$479	$21,582

The above table does not reflect unrecognized tax benefits of $324,000, the timing of which is uncertain. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $9.5 million were recorded as a long-term liability on our consolidated balance sheet at January 1, 2010. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of January 1, 2010, invested amounts under the plan of $9.5 million were recorded as a long-term asset on our consolidated balance sheet.

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

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We closely monitor two financial measures, EBITDA and EBITDAS, which meet the definition of Non-GAAP financial measures. We define EBITDA as net income before income taxes, interest income, depreciation and amortization. We define EBITDAS as EBITDA before stock-based compensation. The Company regards EBITDA and EBITDAS as useful measures of operating performance and cash flow to complement operating income, net income and other GAAP financial performance measures. Additionally, management believes that EBITDA and EBITDAS provide meaningful comparisons of past, present and future operating results. These measures are used to evaluate our financial results, develop budgets and determine employee compensation. These measures, however, should be considered in addition to, and not as a substitute or superior to, operating income, cash flows, or other measures of financial performance prepared in accordance with GAAP. A reconciliation of the Non-GAAP measures to the nearest comparable GAAP measure is set forth below.

The following table shows EBITDA as a percentage of revenues before reimbursements for fiscal years 2009, 2008 and 2007:

	Fiscal Years
(in thousands, except percentages)	2009	2008	2007
Revenues before reimbursements	$205,714	$206,194	$183,139
EBITDA	$40,759	$40,896	$35,649
EBITDA as a % of revenues before reimbursements	19.8%	19.8%	19.5%

In fiscal 2009, we were able to maintain EBITDA as a percentage of revenues before reimbursements through our continuing efforts to manage our cost structure by reducing discretionary spending and negotiating favorable agreements with our vendors. Fiscal 2008 EBITDA as a percentage of revenues before reimbursements benefited from the higher level of product sales in our technology development practice in that year. The increase in EBITDA as a percentage of revenues before reimbursements for fiscal 2008 was due to a 12.6% increase in revenues before reimbursements, which was driven by an increase in billable hours and an increase in product sales in our technology development practice. In fiscal 2010, we expect EBITDA as a percentage of revenues before reimbursements to be consistent with fiscal 2009.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for fiscal 2009, 2008 and 2007:

	Fiscal Years
(in thousands)	2009	2008	2007
Net Income	$22,127	$23,160	$20,341
Add back (subtract):
Income taxes	14,894	15,334	13,284
Interest income, net	(614)	(1,707)	(1,821)
Depreciation and amortization	4,352	4,109	3,845

EBITDA	40,759	40,896	35,649

Stock-based compensation	7,931	7,828	6,195

EBITDAS	$48,690	$48,724	$41,844

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

Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investments. If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair value of our portfolio of cash equivalents and short-term investments would not have a material impact on our financial statements. We do not use derivative financial instruments in our investment portfolio. The average effective maturity of our investment portfolio of short-term investments and cash equivalents at January 1, 2010 was 0.05 years.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2010.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, code of ethics and compliance with section 16(a) of the Exchange Act is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Proposal No. 1: Election of Directors,” “Code of Business Conduct and Corporate Governance” and “Compliance with Section 16(a) of the Exchange Act.” See Item 1 for information regarding the executive officers of the Company.

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

The following financial statement schedule of Exponent, Inc. for the years ended January 1, 2010, January 2, 2009 and December 28, 2007 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

Page
Schedule II - Valuation and Qualifying Accounts	58

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page
(a) Exhibit Index	59

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of January 1, 2010 and January 2, 2009 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2010. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule II. We also have audited the Company’s internal control over financial reporting as of January 1, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of January 1, 2010 and January 2, 2009 and the results of its operations and its cash flows for each of the years in the three-year period ended January 1, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Exponent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2010, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

KPMG LLP

San Francisco, California

February 23, 2010

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2009	2008	2007
Revenues:
Revenues before reimbursements	$205,714	$206,194	$183,139
Reimbursements	22,168	22,644	22,009

Revenues	227,882	228,838	205,148

Operating expenses:
Compensation and related expenses	140,107	133,469	119,496
Other operating expenses	21,340	22,614	21,662
Reimbursable expenses	22,168	22,644	22,009
General and administrative expenses	11,005	13,389	12,037

	194,620	192,116	175,204

Operating income	33,262	36,722	29,944
Other income:
Interest income, net	614	1,707	1,821
Miscellaneous income, net	3,145	65	1,860

Income before income taxes	37,021	38,494	33,625

Provision for income taxes	14,894	15,334	13,284

Net income	$22,127	$23,160	$20,341

Net income per share:
Basic	$1.56	$1.57	$1.36
Diluted	$1.47	$1.47	$1.25
Shares used in per share computations:
Basic	14,186	14,710	15,007
Diluted	15,030	15,724	16,322

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

	Fiscal Years
(In thousands, except per share data)	2009	2008
Assets

Current assets:
Cash and cash equivalents	$67,895	$32,598
Short-term investments	7,490	24,772
Accounts receivable, net of allowance for doubtful accounts of $2,717 and $2,449, respectively	62,662	62,208
Prepaid expenses and other assets	5,789	6,275
Deferred income taxes	4,494	4,455

Total current assets	148,330	130,308

Property, equipment and leasehold improvements, net	29,115	31,371
Goodwill	8,607	8,607
Deferred income taxes	10,476	6,893
Other assets	9,953	5,911

	$206,481	$183,090

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$4,498	$6,536
Accrued payroll and employee benefits	35,822	35,528
Deferred revenues	4,757	6,171

Total current liabilities	45,077	48,235

Other liabilities	367	567
Deferred compensation	9,543	4,401
Deferred rent	1,423	1,793

Total liabilities	56,410	54,996

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value; 100,000 shares authorized; 16,427 shares issued	16	16
Additional paid-in capital	83,808	72,734
Accumulated other comprehensive loss	(367)	(345)
Retained earnings	139,606	127,127
Treasury stock, at cost: 2,690 and 2,737 shares held, respectively	(72,992)	(71,438)

Total stockholders’ equity	150,071	128,094

	$206,481	$183,090

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2009	2008	2007
Net income	$22,127	$23,160	$20,341

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(122)	(554)	150
Unrealized gain (loss) arising during the period on investments, net of tax	100	(138)	104

Comprehensive income	$22,105	$22,468	$20,595

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings			Total
	Common Stock					Treasury Stock
(In thousands)	Shares	Amount				Shares	Amount
Balance at December 29, 2006	16,427	$16	$50,799	$93	$101,226	1,714	$(27,829)	$124,305
Employee stock purchase plan	—	—	198	—	23	(35)	555	776
Exercise of stock options, net of swaps	—	—	(132)	—	(8,382)	(641)	10,036	1,522
Tax benefit for stock option plans	—	—	3,989	—	—	—	—	3,989
Amortization of unrecognized stock-based compensation	—	—	2,630	—	—	—	—	2,630
Purchase of treasury shares	—	—	—	—	—	1,042	(24,186)	(24,186)
Foreign currency translation adjustments	—	—	—	150	—	—	—	150
Grant of restricted stock units to settle accrued bonus	—	—	2,288	—	—	—	—	2,288
Settlement of restricted stock units	—	—	—	—	(190)	(12)	190	—
Unrealized gain on investments	—	—	—	104	—	—	—	104
Net income	—	—	—	—	20,341	—	—	20,341

Balance at December 28, 2007	16,427	16	59,772	347	113,018	2,068	(41,234)	131,919
Employee stock purchase plan	—	—	409	—	—	(33)	576	985
Exercise of stock options, net of swaps	—	—	(397)	—	(6,249)	(581)	9,269	2,623
Tax benefit for stock option plans	—	—	5,551	—	—	—	—	5,551
Amortization of unrecognized stock-based compensation	—	—	3,762	—	—	—	—	3,762
Purchase of treasury shares	—	—	—	—	—	1,409	(41,273)	(41,273)
Foreign currency translation adjustments	—	—	—	(554)	—	—	—	(554)
Grant of restricted stock units to settle accrued bonus	—	—	3,637	—	—	—	—	3,637
Settlement of restricted stock units	—	—	—	—	(2,802)	(126)	1,224	(1,578)
Unrealized gain (loss) on investments	—	—	—	(138)	—	—	—	(138)
Net income	—	—	—	—	23,160	—	—	23,160

Balance at January 2, 2009	16,427	16	72,734	(345)	127,127	2,737	(71,438)	128,094

			Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings			Total
	Common Stock					Treasury Stock
(In thousands)	Shares	Amount				Shares	Amount
Balance at January 2, 2009	16,427	16	72,734	(345)	127,127	2,737	(71,438)	128,094
Employee stock purchase plan	—	—	146	—	—	(33)	702	848
Exercise of stock options, net of swaps	—	—	(227)	—	(5,185)	(392)	8,251	2,839
Tax benefit for stock option plans	—	—	3,282	—	—	—	—	3,282
Amortization of unrecognized stock-based compensation	—	—	4,134	—	—	—	—	4,134
Purchase of treasury shares	—	—	—	—	—	540	(13,121)	(13,121)
Foreign currency translation adjustments	—	—	—	(122)	—	—	—	(122)
Grant of restricted stock units to settle accrued bonus	—	—	3,739	—	—	—	—	3,739
Settlement of restricted stock units	—	—	—	—	(4,463)	(162)	2,614	(1,849)
Unrealized gain on investments	—	—	—	100	—	—	—	100
Net income	—	—	—	—	22,127	—	—	22,127

Balance at January 1, 2010	16,427	$16	$83,808	$(367)	$139,606	2,690	$(72,992)	$150,071

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$22,127	$23,160	$20,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,352	4,109	3,845
Amortization of premiums and accretion of discounts on short-term investments	170	451	309
Amortization of deferred compensation contribution	—	181	632
Deferred rent expense	(370)	38	658
Provision for doubtful accounts	3,918	2,750	2,486
Stock-based compensation	7,931	7,828	6,195
Deferred income tax provision	(4,100)	(1,344)	(2,652)
Tax benefit for stock option plans	(3,282)	(5,549)	(3,989)
Changes in operating assets and liabilities:
Accounts receivable	(4,372)	(5,139)	(14,097)
Prepaid expenses and other assets	635	(655)	(1,126)
Accounts payable and accrued liabilities	714	5,368	5,484
Accrued payroll and employee benefits	507	5,457	6,472
Deferred revenues	(1,414)	(287)	2,392

Net cash provided by operating activities	26,816	36,368	26,950

Cash flows from investing activities:
Capital expenditures	(2,017)	(5,646)	(3,677)
Other assets	—	—	90
Purchase of short-term investments	—	(77,911)	(99,371)
Sale/maturity of short-term investments	18,153	104,620	99,043

Net cash provided by (used in) investing activities	16,136	21,063	(3,915)

Cash flows from financing activities:
Tax benefit for stock option plans	3,282	5,549	3,989
Payroll taxes for restricted stock units	(1,849)	(1,578)	—
Repurchase of common stock	(12,875)	(41,588)	(24,647)
Exercise of share-based payment awards	3,682	3,554	3,025

Net cash used in financing activities	(7,760)	(34,063)	(17,633)

Effect of foreign currency exchange rates on cash and cash equivalents	105	(1,470)	60

Net increase in cash and cash equivalents	35,297	21,898	5,462
Cash and cash equivalents at beginning of year	32,598	10,700	5,238

Cash and cash equivalents at end of year	$67,895	$32,598	$10,700

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2009 included 52 weeks of activity and ended on January 1, 2010. Fiscal period 2008 included 53 weeks of activity and ended on January 2, 2009. Fiscal period 2007 included 52 weeks of activity and ended on December 28, 2007.

The Company has evaluated subsequent events through February 23, 2010, the date which these financial statements were issued. No adjustment or additional disclosure other than that already made to these financial statements is considered necessary based on this evaluation.

Authorized Capital Stock

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

Gross revenues and reimbursements for the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively, were:

	Fiscal Years
(In thousands)	2009	2008	2007
Gross revenues	$234,602	$235,040	$210,253
Less: Subcontractor fees	6,720	6,202	5,105

Revenues	227,882	228,838	205,148

Reimbursements:
Out-of-pocket reimbursements	4,652	5,182	4,525
Other outside direct expenses	17,516	17,462	17,484

	22,168	22,644	22,009

Revenues before reimbursements	$205,714	$206,194	$183,139

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal 2009, 2008 or 2007.

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

When evaluating the Company’s goodwill for impairment, based upon the existence of one or more of the above factors, the Company determines the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied value of the reporting unit goodwill. The Company did not recognize any goodwill impairment losses in fiscal 2009, 2008 or 2007.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects. The Company had $4,757,000 and $6,171,000 in deferred revenues as of January 1, 2010 and January 2, 2009, respectively.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2009	2008	2007
Shares used in basic per share computation	14,186	14,710	15,007
Effect of dilutive common stock options outstanding	460	691	1,042
Effect of unvested restricted stock units outstanding	384	323	273

Shares used in diluted per share computation	15,030	15,724	16,322

Common stock options to purchase 60,000 and 53,854 shares with exercise prices greater than the average fair market value of the Company’s common stock, were excluded from the diluted per share calculation for the fiscal years ended January 1, 2010 and January 2, 2009, respectively. There were no options excluded from the diluted per share calculation for the fiscal year ended December 28, 2007.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards are effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new standards during the second quarter of fiscal 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of January 1, 2010:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$10,969	$—	$—	$10,969

Cash equivalents:
Money market securities	56,926	—	—	56,926

Total cash equivalents	56,926	—	—	56,926

Total cash and cash equivalents	67,895	—	—	67,895

Short-term investments:
State and municipal bonds	7,439	51	—	7,490

Total short-term investments	7,439	51	—	7,490

Total cash, cash equivalents and short-term investments	$75,334	$51	$—	$75,385

Cash, cash equivalents and short-term investments consisted of the following as of January 2, 2009:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$12,170	$—	$—	$12,170

Cash equivalents:
Money market securities	20,428	—	—	20,428

Total cash equivalents	20,428	—	—	20,428

Total cash and cash equivalents	32,598	—	—	32,598

Short-term investments:
State and municipal bonds	24,763	144	(135)	24,772

Total short-term investments	24,763	144	(135)	24,772

Total cash, cash equivalents and short-term investments	$57,361	$144	$(135)	$57,370

Market values were determined for each individual security in the investment portfolio. As of January 1, 2010, Exponent has not identified any impairment related to available-for-sale securities. All cash equivalents had maturities of three months or less and short-term investments had maturities of one year or less, with an average effective maturity of 0.05 years as of January 1, 2010.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at January 1, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$64,416	$56,926	$7,490	—
Fixed income trading securities held in deferred compensation plan (2)	2,873	2,873	—	—
Equity trading securities held in deferred compensation plan (2)	6,960	6,960	—	—

Total	$74,249	$66,759	$7,490	$—

Liabilities
Deferred compensation plan (3)	9,833	9,833	—	—

Total	$9,833	$9,833	$—	$—

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 2, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-salesecurities (1)	$46,075	$20,428	$24,772	$875
Fixed income trading securities held in deferred compensation plan (2)	1,020	1,020	—	—
Equity trading securities held in deferred compensation plan (2)	3,381	3,381	—	—

Total	$50,476	$24,829	$24,772	$875

Liabilities
Deferred compensation plan (3)	4,401	4,401	—	—

Total	$4,401	$4,401	$—	$—

(1)	Included in cash and cash equivalents, short-term investments and other assets on the Company’s consolidated balance sheet.
(2)	Included in other current assets and other assets on the Company’s consolidated balance sheet.
(3)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities represent primarily obligations of state and local government agencies. Included in fixed income available-for-sale securities at January 1, 2010, are $56,926,000 of money market securities classified as cash equivalents. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 11 for additional information about the Company’s deferred compensation plan.

At January 1, 2010, the Company did not have any assets valued using significant unobservable inputs. At January 2, 2009 the Company’s investment portfolio included one student loan secured auction rate security purchased for $1 million and valued at $875,000. During the second quarter of 2008, the auction for this security failed. Due to the failed auction, the company valued this auction rate security using significant unobservable inputs. During the second quarter of 2009, the issuer settled this auction rate for $1 million.

Note 4: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2009	2008
Property:
Land	$4,450	$4,450
Buildings	33,419	33,248
Construction in progress	242	262
Equipment:
Machinery and equipment	23,770	26,470
Office furniture and equipment	5,739	6,491
Leasehold improvements	8,661	8,201

	76,281	79,122
Less accumulated depreciation and amortization	47,166	47,751

Property, equipment and leasehold improvements, net	$29,115	$31,371

Depreciation and amortization for the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007, was $4,352,000, $4,109,000 and $3,845,000, respectively.

Note 5: Goodwill

Below is a breakdown of goodwill, reported by segment as of January 1, 2010:

(In thousands)	Environmental and health	Engineering and other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the fiscal year ended January 1, 2010. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the fiscal year ended January 1, 2010.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2009	2008
Billed accounts receivable	$46,461	$43,561
Unbilled accounts receivable	18,918	21,096
Allowance for doubtful accounts	(2,717)	(2,449)

Total accounts receivable, net	$62,662	$62,208

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2009	2008
Accounts payable	$2,162	$3,747
Accrued liabilities	2,336	2,789

Total accounts payable and other accrued liabilities	$4,498	$6,536

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2009	2008
Accrued bonuses payable	$20,172	$19,734
Accrued 401(k) contributions	5,778	5,705
Accrued vacation	5,940	5,744
Other accrued payroll and employee benefits	3,932	4,345

Total accrued payroll and employee benefits	$35,822	$35,528

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs.

Note 7: Income Taxes

Income before income taxes includes income from foreign operations of $1,269,000, $2,485,000 and $1,943,000 for fiscal 2009, 2008 and 2007, respectively.

Total income tax expense for the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007 consisted of the following:

	Fiscal Years
(In thousands)	2009	2008	2007
Current
Federal	$14,932	$12,728	$12,170
Foreign	320	755	684
State	3,742	3,195	3,072

	18,994	16,678	15,926
Deferred
Federal	(3,353)	(1,090)	(2,152)
State	(747)	(254)	(490)

	(4,100)	(1,344)	(2,642)

Total	$14,894	$15,334	$13,284

The Company’s effective tax rate differs from the statutory federal tax rate of 35% as shown in the following schedule:

	Fiscal Years
(In thousands)	2009	2008	2007
Tax at federal statutory rate	$12,957	$13,473	$11,767
State taxes, net of federal benefit	1,881	1,912	1,678
Tax exempt interest income	(210)	(558)	(613)
Non-deductible expenses	170	249	214
Non-deductible stock-based compensation	54	56	69
Other	42	202	169

Tax expense	$14,894	$15,334	$13,284

Effective tax rate	40.2%	39.8%	39.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 1, 2010 and January 2, 2009 are presented in the following schedule:

	Fiscal Years
(In thousands)	2009	2008
Deferred tax assets:
Accrued liabilities and allowances	$10,608	$8,892
Deferred compensation	8,168	5,280
Other	—	435

Total deferred tax assets	18,776	14,607

Deferred tax liabilities:
State taxes	(1,008)	(711)
Deductible goodwill	(2,225)	(1,947)
Property, equipment and leasehold improvements	(474)	(591)
Other	(99)	(10)

Total deferred tax liabilities	(3,806)	(3,259)

Net deferred tax assets	$14,970	$11,348

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007, the net deduction in tax payable arising from employees’ stock award activity was $3,282,000, $5,551,000 and $3,989,000 respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2006. The Company is no longer subject to California franchise tax examinations for years prior to 2005. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2005.

At January 1, 2010, the Company had unrecognized tax benefits of $324,000, which primarily related to uncertainty regarding the sustainability of certain deductions taken on the Company’s federal and state income tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 28, 2007	$265,000
Additions based on tax positions related to the current year	83,000
Additions for tax positions of prior years	5,000
Reductions due to lapse of statute of limitations	(38,000)
Settlements	—

Balance at January 2, 2009	315,000
Additions based on tax positions related to the current year	54,000
Additions for tax positions of prior years	4,000
Reductions due to lapse of statute of limitations	(49,000)
Settlements	—

Balance at January 1, 2010	$324,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at January 1, 2010.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at January 1, 2010 was $1,539,000. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. The Company committed to stockholders in a letter dated May 23, 2006 to limit its use to 2,000,000 preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock. None of the preferred shares were issued and outstanding at January 1, 2010 and January 2, 2009.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments and unrealized gains or losses on investments.

Treasury Stock

Net losses related to the re-issuance of treasury stock of $9,648,000, $9,051,000 and $8,549,000 were recorded as a reduction to retained earnings during fiscal 2009, 2008 and 2007, respectively.

Repurchase of Common Stock

The Company repurchased 540,000 shares of its common stock for $13.1 million during the fiscal year ended January 1, 2010. The Company repurchased 1,409,000 shares of its common stock for $41.3 million during the fiscal year ended January 2, 2009. The Company repurchased 1,042,000 shares of its common stock for $24.2 million during the fiscal year ended December 28, 2007. On February 19, 2009 the Board of Directors authorized an additional $25.1 million for the repurchase of Exponent’s common stock. As of January 1, 2010, the Company had remaining authorization under its stock repurchase plan of $21.9 million to repurchase shares of common stock.

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

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan was 1,200,000 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of January 1, 2010, 824,113 shares were available for grant.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 200,000 shares of common stock. As of January 1, 2010, 149,131 shares were available for grant. Weighted average purchase prices for shares sold under all ESPP plans in fiscal 2009, 2008 and 2007 were $25.46, $29.97 and $22.33, respectively.

Restricted Stock Units

The Company grants restricted stock units to employees and outside directors. These restricted stock unit grants are designed to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. For a select group of employees, up to 40% of their annual bonus is settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. Each individual who received a fully vested restricted stock unit award is also granted a matching number of unvested restricted stock unit awards. These unvested restricted stock unit awards cliff vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award, provided the holder of each award has met certain employment conditions. In the case of retirement at 59  1/2 years or older, all unvested restricted stock unit awards will continue to vest provided the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007, the Company recorded stock-based compensation expense associated with accrued bonus awards of $3,797,000, $4,066,000 and $3,565,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,467,000, $3,032,000 and $1,887,000 during the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

The number of restricted stock unit awards outstanding as of January 1, 2010 is as follows(1):

	Number of awards outstanding	Weighted- average fair value
Balance as of December 29, 2006	322,118	$13.22
Awards granted	271,763	18.83
Awards vested	(132,128)	18.26
Awards cancelled	(9,380)	13.12

Balance as of December 28, 2007	452,373	$15.12
Awards granted	240,692	31.58
Awards vested	(200,983)	23.35
Awards cancelled	(2,982)	24.20

Balance as of January 2, 2009	489,100	$19.78
Awards granted	337,867	24.14
Awards vested	(284,423)	19.00
Awards cancelled	(8,307)	17.71

Balance as of January 1, 2010	534,237	$23.00

(1)	Does not include employee stock purchase or stock option plans.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. During the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007, the Company recorded stock-based compensation expense of $56,000, $231,000 and $447,000, respectively, associated with stock options granted prior to, but not yet vested as of December 30, 2005. During the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007, the Company recorded stock-based compensation expense of $611,000, $499,000 and $296,000, respectively, associated with stock options granted after December 30, 2005.

Option activity is as follows(1):

	Number of shares outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance as of December 29, 2006	2,341,359	$6.04
Options granted	100,000	19.10
Options cancelled	—	—
Options exercised	(730,009)	4.43

Balance as of December 28, 2007	1,711,350	$7.49
Options granted	60,000	31.01
Options cancelled	—	—
Options exercised	(583,051)	4.59

Balance as of January 2, 2009	1,188,299	$10.10
Options granted	30,000	23.07
Options cancelled	—	—
Options exercised	(401,190)	7.73

Balance as of January 1, 2010	817,109	$11.74	4.10	$13,349

Vested and expected to vest at January 1, 2010	802,221	$11.56	4.05	$13,239

Exercisable at January 1, 2010	653,359	$9.19	3.30	$12,232

(1)	Does not include restricted stock or employee stock purchase plans

The total intrinsic value of options exercised during the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007 was $7,673,830, $14,979,000 and $12,980,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended January 1,

2010, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 1, 2010. This amount changes based on the fair-value of the Company’s stock.

Information regarding options outstanding at January 1, 2010 is summarized below:

	Outstanding			Exercisable
Range of exercise price	Number of options	Weighted- average remaining life in years	Weighted- average exercise price	Number of shares	Weighted average exercise price
$4.20-$5.89	162,789	1.03	$5.33	162,789	$5.33
$6.48-$7.68	294,250	2.91	$6.95	294,250	$6.95
$11.31-$15.65	170,070	5.04	$13.01	131,320	$12.73
$18.37-$23.07	130,000	7.60	$20.02	50,000	$19.10
$31.01-$31.01	60,000	8.10	$31.01	15,000	$31.01

	817,109	4.10	$11.74	653,359	$9.19

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

The assumptions used to value option grants for the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007 are as follows:

	Stock Option Plan
	2009	2008	2007
Expected life (in years)	6.6	6.7	6.4
Risk-free interest rate	2.1%	3.1%	4.8%
Volatility	40%	35%	35%
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted during the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007 were $10.02, $12.82 and $8.48, respectively.

The amount of stock-based compensation expense recognized in the Company’s consolidated statements of income for the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007 is as follows:

(In thousands)	2009	2008	2007
Compensation and related expenses:
Restricted stock units	$6,993	$6,966	$5,325
Stock option grants	667	730	743

Sub-total	7,660	7,696	6,068

General and administrative expenses:
Restricted stock units	271	132	127

Sub-total	271	132	127

Total stock-based compensation expense	$7,931	$7,828	$6,195

As of January 1, 2010, there was $3.8 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.4 years, related to unvested restricted stock unit awards and $1.0 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.4 years, related to unvested stock options. Total unrecognized compensation costs will be adjusted for future changes in estimated forfeitures.

A summary of the Company’s unvested stock options is as follows:

	Unvested options outstanding	Weighted- average fair value
Balance of unvested stock options as of December 29, 2006	355,750	$5.38
Options granted	100,000	8.48
Options vested	(187,750)	4.74
Options forfeited	—	—

Balance of unvested stock options as of December 28, 2007	268,000	$6.99

Options granted	60,000	12.82
Options vested	(104,000)	6.68
Options forfeited	—	—

Balance of unvested stock options as of January 2, 2009	224,000	$8.70

Options granted	30,000	10.02
Options vested	(90,250)	8.04
Options forfeited	—	—

Balance of unvested stock options as of January 1, 2010	163,750	$9.31

Note 10: Retirement Plans

The Company provides a 401(k) plan for its employees whereby the Company contributes to each eligible employee’s 401(k) account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $5,744,000, $5,662,000, and $4,587,000 in fiscal 2009, 2008, and 2007, respectively.

Note 11: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of January 1, 2010 and January 2, 2009, the invested amounts under the plan totaled $9.8 million and $5.0 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of January 1, 2010 and January 2, 2009, vested amounts due under the plan totaled $9.8 million and $5.0 million, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the fiscal years 2009, 2008 and 2007, the Company recognized compensation expense of $1,891,000, $(2,053,000) and $270,000 respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income, net.

Note 12: Commitments and Contingencies

The following is a summary of the future minimum payments, required under non-cancelable operating leases, with terms in excess of one year, as of January 1, 2010:

(In thousands) Fiscal year	Lease commitments
2010	$5,742
2011	4,836
2012	4,118
2013	1,991
2014	1,609
Thereafter	2,790

$21,086

Total rent expense from property leases in 2009, 2008 and 2007 was $4,941,000, $5,110,000 and $4,996,000, respectively. Total expense from other operating leases and commitments in 2009, 2008 and 2007 was $1,549,000, $1,477,000 and $1,016,000, respectively. The Company had $479,000 in outstanding purchase commitments as of January 1, 2010. These commitments are expected to be fulfilled by the end of fiscal 2010.

In July of 2008, the Company was served with a writ by a former client. The writ did not articulate a claim. The Company met with the former client in November of 2008 and again in January of 2009 and learned in those discussions of potential claims against the Company arising out of the testimony delivered by one of the Company’s employees. The former client claims that this testimony contributed to an adverse verdict against them. The adverse verdict is currently under appeal. Given the uncertainty as to whether the claimant will incur a loss (it may prevail on appeal), whether it will choose to pursue one or more claims against the Company, and the nature of the potential claims against the Company, an estimated loss cannot be determined at this time. The Company believes it has a strong defense against all such potential claims and intends to vigorously defend itself. Further, the Company believes that some of the potential claims would be covered by insurance. Although the Company’s ultimate liability in this matter (if any) cannot be determined, based upon information currently available, the Company believes, after consultation with legal counsel, the ultimate resolution of these potential claims will not have a material adverse effect on its financial condition, results of operations or liquidity.

The Company is party to a lawsuit arising from a third party claim alleging negligence related to the disposal of evidence following the completion of the Company’s work on a project. The exact amount of damages is not alleged, but the Company understands the claim is currently less than $3 million. The case is in the pretrial stage and trial has been set for March 2010. An estimated loss cannot be determined at this time. The Company believes it has a strong defense against this claim and intends to vigorously defend itself. Further, the Company believes that some of this claim would be covered by insurance. Although the Company’s ultimate liability in this matter (if any) cannot be determined, based upon information currently available, the Company believes, after consultation with legal counsel, the ultimate resolution of this claim will not have a material adverse effect on its financial condition, results of operations or liquidity.

In addition to the above matters, the Company is a party to various other legal actions and is contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which the Company believes, after consultation with legal counsel, will not have a material adverse effect on the its financial condition, results of operations or liquidity.

Note 13: Other Income, Net

Interest and other income, net, consisted of the following:

	Fiscal Years
(In thousands)	2009	2008	2007
Interest income	$617	$1,718	$1,835
Interest expense	(3)	(11)	(14)
Rental income	1,405	1,544	1,140
Gain (loss) on deferred compensation investments	1,891	(2,053)	356
Gain (loss) on foreign exchange	(298)	465	118
Other	147	109	246

Total	$3,759	$1,772	$3,681

Note 14: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During 2009, 2008 and 2007 the Company provided services representing approximately 12%, 14% and 14%, respectively, of revenues to clients and to organizations and insurers acting on behalf of clients in the transportation industry. During 2009, 2008 and 2007 the Company derived approximately 12%, 15% and 14%, respectively, of revenues from government agencies and contractors.

The Company derived 10%, 13% and 12% of revenues from agencies of the U.S. federal government for the years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively. Agencies of the U.S. federal government comprised 13%, 11% and 10% of the Company’s accounts receivable at January, 1, 2010, January 2, 2009 and December 28, 2007, respectively.

Note 15: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2009	2008	2007
Cash paid during the year:
Income taxes	$15,297	$14,432	$12,551
Non-cash investing and financing activities:
Capital leases for equipment	$—	$17	$—
Unrealized gain (loss) on investments	$100	$(138)	$104
Vested stock unit awards granted to settle accrued bonus	$3,739	$3,637	$2,288
Stock repurchases payable to broker	$246	$—	$315

Note 16: Segment Reporting

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

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2009, 2008, and 2007. Segment information for selected data from the balance sheets is presented for the fiscal years ended January 1, 2010 and January 2, 2009. The chief operating decision maker does not review total assets in his evaluation of segment performance and capital allocation.

Revenues

	Fiscal Years
(In thousands)	2009	2008	2007
Engineering and other scientific	$171,757	$176,879	$157,987
Environmental and health	56,125	51,959	47,161

Total revenues	$227,882	$228,838	$205,148

Operating Income

	Fiscal Years
(In thousands)	2009	2008	2007
Engineering and other scientific	$41,407	$44,605	$39,629
Environmental and health	15,922	13,852	12,380

Total segment operating income	57,329	58,457	52,009
Corporate operating expense	(24,067)	(21,735)	(22,065)

Total operating income	$33,262	$36,722	$29,944

Capital Expenditures

	Fiscal Years
(In thousands)	2009	2008	2007
Engineering and other scientific	$1,249	$4,365	$2,672
Environmental and health	161	145	105

Total segment capital expenditures	1,410	4,510	2,777
Corporate capital expenditures	607	1,136	900

Total capital expenditures	$2,017	$5,646	$3,677

Depreciation and Amortization

	Fiscal Years
(In thousands)	2009	2008	2007
Engineering and other scientific	$2,820	$2,718	$2,647
Environmental and health	195	192	179

Total segment depreciation and amortization	3,015	2,910	2,826
Corporate depreciation and amortization	1,337	1,199	1,019

Total depreciation and amortization	$4,352	$4,109	$3,845

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2009	2008
United States	$28,795	$31,123
Foreign Countries	320	248

Total	$29,115	$31,371

Revenues (1)

	Fiscal Years
(In thousands)	2009	2008	2007
United States	$211,562	$213,417	$193,260
Foreign Countries	16,320	15,421	11,888

Total	$227,882	$228,838	$205,148

(1)	Geographic revenues are allocated based on the location of the client.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2009 (In thousands, except per share data)	April 3, 2009	July 3, 2009	October 2, 2009	January 1, 2010
Revenues before reimbursements	$54,931	$52,429	$50,666	$47,688
Revenues	59,796	60,862	55,245	51,979
Operating income	9,176	8,939	8,385	6,762
Income before income taxes	9,568	10,037	9,687	7,729

Net income	$5,758	$6,025	$5,833	$4,511

Net income per share
Basic	$0.41	$0.43	$0.41	$0.32
Diluted	$0.38	$0.40	$0.39	$0.30
Shares used in per share computations
Basic	14,092	14,167	14,241	14,245
Diluted	14,975	15,013	15,028	14,986

Fiscal 2008 (In thousands, except per share data)	March 28, 2008	June 27, 2008	September 26, 2008	January 2, 2009
Revenues before reimbursements	$52,022	$50,801	$51,751	$51,620
Revenues	56,260	54,956	58,730	58,892
Operating income	10,095	8,809	9,688	8,130
Income before income taxes	10,532	9,627	10,042	8,293

Net income	$6,347	$5,793	$5,942	$5,078

Net income per share
Basic	$0.43	$0.38	$0.40	$0.36
Diluted	$0.40	$0.36	$0.38	$0.34
Shares used in per share computations
Basic	14,847	15,086	14,736	14,210
Diluted	15,991	16,100	15,709	15,135

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 23, 2010	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Chief Financial Officer and
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul R. Johnston Paul R. Johnston, Ph.D.	Chief Executive Officer, President and Director	February 23, 2010

/s/ Michael R. Gaulke Michael R. Gaulke	Executive Chairman of the Board of Directors	February 23, 2010

/s/ Richard L. Schlenker, Jr. Richard L. Schlenker, Jr.	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 23, 2010

/s/ Samuel H. Armacost Samuel H. Armacost	Director	February 23, 2010

/s/ Leslie G. Denend Leslie G. Denend, Ph.D.	Director	February 23, 2010

/s/ Jon R. Katzenbach Jon R. Katzenbach	Director	February 23, 2010

/s/ Stephen C. Riggins Stephen C. Riggins	Director	February 23, 2010

/s/ John B. Shoven John B. Shoven, Ph.D.	Director	February 23, 2010

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
(In thousands)	Balance at Beginning of Year	Provision Charged to Expense	Provision Charged to Revenues	Accounts Written-off Net of Recoveries	Balance at End of Year
Year Ended January 1, 2010
Allowance for bad debt	$563	$1,319	$—	$(1,094)	$788
Allowance for contract losses	$1,886	$—	$2,599	$(2,556)	$1,929

Year Ended January 2, 2009
Allowance for bad debt	$566	$680	$—	$(683)	$563
Allowance for contract losses	$1,611	$—	$2,071	$(1,796)	$1,886

Year Ended December 28, 2007
Allowance for bad debt	$592	$498	$—	$(524)	$566
Allowance for contract losses	$1,201	$—	$1,988	$(1,578)	$1,611

(1)	Balance includes currency translation adjustments.

Recoveries of accounts receivable were $131,000, $63,000 and $14,000 for the years ended January 1, 2010, January 2, 2009, and December 28, 2007, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Registration statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.3	Certificate of Amendment of Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Current Report on Form 8-K as filed on April 1, 2009).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.1	1990 Stock Option and Rights Plan, as amended through March 31, 1993 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1993).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.8	Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.12	First Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.13	Second Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.14	Third Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

10.16	Fourth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2004).

*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.18	Fifth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

*10.19	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.20	Services Agreement between the Company and Exponent Engineering P.C. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2006).

*10.21	Employment Offer Letter between the Company and Dr. Elizabeth Anderson (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2006).

10.23	Sixth Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.24	Amendment No. 1 to Exponent, Inc. 1998 Nonstatutory Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.25	Amendment No. 1 to Exponent, Inc. 1999 Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.26	Amendment No. 1 to Exponent, Inc. 1999 Restricted Stock Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.27	Seventh Amendment to Exponent, Inc. 401(k) Savings Plan dated March 1, 1998 and restated effective January 2, 1999 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007).

10.28	2008 Employee Stock Purchase Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.29	2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.30	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.31	Form of Restricted Stock Unit Employee Bonus Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.32	Form of Restricted Stock Unit Employee Matching Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.33	Form of Restricted Stock Unit Director Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.34	Amended and Restated Restricted Stock Unit Bonus Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.35	Amended and Restated Restricted Stock Unit Matching Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.36	Amended and Restated Restricted Stock Unit Director Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Indicates management compensatory plan, contract or arrangement