Form 10-Q
period 2010-04-02
EXPONENT INC
filed 2010-05-05
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

As of April 30, 2010, the latest practicable date, the registrant had 13,859,430 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

April 2, 2010 and January 1, 2010

(in thousands, except share data)

(unaudited)

	April 2, 2010	January 1, 2010
Assets
Current assets:
Cash and cash equivalents	$68,367	$67,895
Short-term investments	4,245	7,490
Accounts receivable, net of allowance for doubtful accounts of $2,635 and $2,717 at April 2, 2010 and January 1, 2010, respectively	63,568	62,662
Prepaid expenses and other assets	3,571	5,789
Deferred income taxes	5,434	4,494

Total current assets	145,185	148,330
Property, equipment and leasehold improvements, net	28,770	29,115
Goodwill	8,607	8,607
Deferred income taxes	10,691	10,476
Other assets	13,025	9,953

Total assets	$206,278	$206,481

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,102	$4,498
Accrued payroll and employee benefits	22,559	35,822
Deferred revenues	4,309	4,757

Total current liabilities	32,970	45,077
Other liabilities	387	367
Deferred compensation	12,650	9,543
Deferred rent	1,608	1,423

Total liabilities	47,615	56,410

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,426,664 shares issued at April 2, 2010 and January 1, 2010	16	16
Additional paid-in capital	90,774	83,808
Accumulated other comprehensive loss	(545)	(367)
Retained earnings	140,509	139,606
Treasury stock, at cost; 2,608,716 and 2,690,206 shares held at April 2, 2010 and January 1, 2010, respectively	(72,091)	(72,992)

Total stockholders’ equity	158,663	150,071

Total liabilities and stockholders’ equity	$206,278	$206,481

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended April 2, 2010 and April 3, 2009

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 2, 2010	April 3, 2009
Revenues:
Revenues before reimbursements	$55,201	$54,931
Reimbursements	4,205	4,865

Revenues	59,406	59,796

Operating expenses:
Compensation and related expenses	37,780	37,846
Other operating expenses	5,219	5,277
Reimbursable expenses	4,205	4,865
General and administrative expenses	2,695	2,632

Total operating expenses	49,899	50,620

Operating income	9,507	9,176

Other income, net:
Interest income, net	63	234
Miscellaneous income, net	960	158

Total other income, net	1,023	392

Income before income taxes	10,530	9,568
Income taxes	4,291	3,810

Net income	$6,239	$5,758

Net income per share:
Basic	$0.44	$0.41
Diluted	$0.42	$0.38

Shares used in per share computations:
Basic	14,212	14,092
Diluted	14,940	14,975

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended April 2, 2010 and April 3, 2009

(in thousands)

(unaudited)

	Three Months Ended
	April 2, 2010	April 3, 2009
Net income	$6,239	$5,758
Other comprehensive income:
Foreign currency translation adjustments, net of tax	161	(122)
Unrealized gains on investments arising during the period, net of tax	17	2

Comprehensive income	$6,417	$5,638

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended April 2, 2010 and April 3, 2009

(in thousands)

(unaudited)

	Three Months Ended
	April 2, 2010	April 3, 2009
Cash flows from operating activities:

Net income	$6,239	$5,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,073	1,078
Amortization of premiums and accretion of discounts on short-term investments	17	60
Deferred rent	185	(178)
Allowance for doubtful accounts	362	875
Stock-based compensation	3,092	3,095
Deferred income tax provision	(1,073)	(1,195)
Tax benefit for stock plans	(1,383)	(1,068)
Changes in operating assets and liabilities:
Accounts receivable	(1,268)	(7,427)
Prepaid expenses and other assets	(351)	264
Accounts payable and accrued liabilities	3,233	884
Accrued payroll and employee benefits	(8,241)	(10,371)
Deferred revenues	(448)	1,819

Net cash provided by (used in) operating activities	1,437	(6,406)

Cash flows from investing activities:
Capital expenditures	(728)	(421)
Sale/maturity of short-term investments	3,200	2,492

Net cash provided by investing activities	2,472	2,071

Cash flows from financing activities:
Tax benefit for stock plans	1,383	1,068
Payroll taxes for restricted stock units	(1,850)	(1,687)
Repurchase of common stock	(4,051)	(5,525)
Exercise of share-based payment awards	1,226	306

Net cash used in financing activities	(3,292)	(5,838)

Effect of foreign currency exchange rates on cash and cash equivalents	(145)	(25)

Net increase (decrease) in cash and cash equivalents	472	(10,198)
Cash and cash equivalents at beginning of period	67,895	32,598

Cash and cash equivalents at end of period	$68,367	$22,400

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended April 2, 2010 and April 3, 2009

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended April 2, 2010 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2010.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events and determined no adjustment or additional disclosure other than that already made to these financial statements is considered necessary based on this evaluation.

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

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the Three Months Ended April 2, 2010 and April 3, 2009

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at April 2, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$64,648	$60,403	$4,245	—
Fixed income trading securities held in deferred compensation plan (2)	4,803	4,803	—	—
Equity trading securities held in deferred compensation plan (2)	8,147	8,147	—	—

Total	$77,598	$73,353	$4,245	$—

Liabilities
Deferred compensation plan (3)	12,950	12,950	—	—

Total	$12,950	$12,950	$—	$—

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the Three Months Ended April 2, 2010 and April 3, 2009

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

Fixed income available-for-sale securities at April 2, 2010, primarily represent obligations of state and local government agencies. Included in fixed income available-for-sale securities are $60,403,000 of money market securities classified as cash equivalents. Fixed income and equity trading securities are composed of mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

At April 2, 2010, the Company did not have any assets valued using significant unobservable inputs (Level 3).

The carrying amount of the Company’s accounts receivable, other assets and accounts payable approximates their fair values. There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the first three months of 2010 and 2009.

Note 3: Revenue Recognition

The Company derives its revenues primarily from professional fees earned on consulting engagements and fees earned for the use of its equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to its clients.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the Three Months Ended April 2, 2010 and April 3, 2009

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

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the Three Months Ended April 2, 2010 and April 3, 2009

Gross revenues and reimbursements for the three months ended April 2, 2010 and April 3, 2009 were as follows:

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009
Gross revenues	$60,917	$60,722
Less: subcontractor fees	1,511	926

Revenues	59,406	59,796

Reimbursements:
Out-of-pocket travel reimbursements	1,004	1,085
Other outside direct expenses	3,201	3,780

	4,205	4,865

Revenues before reimbursements	$55,201	$54,931

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009
Shares used in basic per share computation	14,212	14,092
Effect of dilutive common stock options outstanding	334	519
Effect of dilutive restricted stock units outstanding	394	364

Shares used in diluted per share computation	14,940	14,975

Common stock options to purchase 60,000 shares were excluded from the diluted per share calculation for the three months ended April 2, 2010 and April 3, 2009, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $31.01 for the three months ended April 2, 2010 and April 3, 2009.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the Three Months Ended April 2, 2010 and April 3, 2009

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,081,000 and $1,106,000 during the three months ended April 2, 2010 and April 3, 2009, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient is 59 1/2 years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,849,000 and $1,812,000 during the three months ended April 2, 2010 and April 3, 2009, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $162,000 and $177,000 during the three months ended April 2, 2010 and April 3, 2009, respectively, associated with stock option grants.

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

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the Three Months Ended April 2, 2010 and April 3, 2009

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

The Company repurchased 139,941 shares of its common stock for $3.8 million during the three months ended April 2, 2010. The Company repurchased 254,861 shares of its common stock for $5.5 million during the three months ended April 3, 2009. As of April 2, 2010, the Company had remaining authorization under its stock repurchase plans of $18.1 million to repurchase shares of common stock.

The Company reissued 221,431 shares of its treasury stock with a cost of $4.7 million to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the three months ended April 2, 2010. The Company reissued 169,703 shares of its treasury stock with a cost of $2.7 million to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the three months ended April 3, 2009.

Note 7: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of April 2, 2010 and January 1, 2010, the invested amounts under the plan totaled $13.0 million and $9.8 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of April 2, 2010 and January 1, 2010, vested amounts due under the plan totaled $13.0 million and $9.8 million, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended April 2, 2010, the Company recognized an increase to compensation expense of $569,000 as a result of changes in the market value of the trust assets, with the same amount being recorded as other income. During the three months ended April 3, 2009, the Company recognized a decrease to compensation expense of $109,000 as a result of changes in the market value of the trust assets, with the same amount being recorded as other expense.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009
Cash paid during period:
Income taxes	$182	$330
Non-cash investing and financing activities:
Unrealized gain on short-term investments	$17	$2
Vested stock unit awards issued to settle accrued bonuses	$3,566	$3,739

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the Three Months Ended April 2, 2010 and April 3, 2009

Note 9: Accounts Receivable, Net

At April 2, 2010 and January 1, 2010, accounts receivable, net, was comprised of the following:

(In thousands)	April 2, 2010	January 1, 2010
Billed accounts receivable	$40,834	$46,461
Unbilled accounts receivable	25,369	18,918
Allowance for doubtful accounts	(2,635)	(2,717)

Total accounts receivable, net	$63,568	$62,662

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

Segment information for the three months ended April 2, 2010 and April 3, 2009 follows:

Revenues

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009
Engineering and other scientific	$44,727	$45,255
Environmental and health	14,679	14,541

Total revenues	$59,406	$59,796

Operating income

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009
Engineering and other scientific	$13,003	$11,652
Environmental and health	4,275	4,295

Total segment operating income	17,278	15,947
Corporate operating expense	(7,771)	(6,771)

Total operating income	$9,507	$9,176

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the Three Months Ended April 2, 2010 and April 3, 2009

Capital Expenditures

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009
Engineering and other scientific	$601	$369
Environmental and health	42	39

Total segment capital expenditures	643	408
Corporate capital expenditures	85	13

Total capital expenditures	$728	$421

Depreciation and Amortization

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009
Engineering and other scientific	$680	$701
Environmental and health	47	46

Total segment depreciation and amortization	727	747
Corporate depreciation and amortization	346	331

Total depreciation and amortization	$1,073	$1,078

No single customer comprised more than 10% of the Company’s revenues during the three months ended April 2, 2010. During the three months ended April 3, 2009, the Company derived 12% of revenues from agencies of the federal government. No single customer comprised more than 10% of the Company’s accounts receivable at April 2, 2010. Agencies of the U.S. federal government comprised 13% of the Company’s accounts receivable at January 1, 2010.

Note 11: Goodwill

Below is a breakdown of goodwill reported by segment as of April 2, 2010:

(In thousands)	Environmental and health	Engineering and other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the three months ended April 2, 2010.

Note 12: Contingencies

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

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the Three Months Ended April 2, 2010 and April 3, 2009

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

The Company is party to a lawsuit arising from a third party claim alleging negligence related to the disposal of evidence following the completion of the Company’s work on a project. The exact amount of damages is not alleged, but the Company understands the claim is currently less than $3 million. The case is in the pretrial stage and trial has been set for May 2010. The Company believes it has a strong defense against this claim and intends to vigorously defend itself. Further, the Company believes that some of this claim would be covered by insurance. Although the Company’s ultimate liability in this matter (if any) cannot be determined, based upon information currently available, the Company believes, after consultation with legal counsel, the ultimate resolution of this claim will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2010, which are contained in our fiscal 2009 Annual Report on Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our 2009 Annual Report on Form 10-K under the heading “Risk Factors” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition and estimating the allowance for doubtful accounts are described in our fiscal 2009 Annual Report on Form 10-K under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2010 were relatively consistent with the same period in the prior year. Net income increased 8% and diluted earnings per share increased to $0.42 per share as compared to $0.38 per share in the same period last year. We were able to improve profitability by effectively managing headcount over the past year to align our resources with anticipated demand, which resulted in improved utilization and lower cost. In addition, our combined other operating and general and administrative expenses remained flat with the low levels achieved in the first quarter of 2009. The areas of our business that are related to litigation and insurance matters continued to perform well during the first quarter of 2010. The areas that are more dependent on discretionary spending continued to get mixed results. We also experienced a decline in our defense business due to the volatility associated with the size and nature of the projects in this area.

We had strong performances in our Mechanical Engineering & Materials Science Centers and our Buildings & Structures Practice. In our Mechanical Engineering & Materials Science Centers, we worked on a broad portfolio of projects in both failure analysis and design consulting for a cross-section of industries including consumer products, medical devices, transportation and energy. In our Buildings & Structures Practice we continued to work on disputes related to the performance of mobile homes, bridges and other types of structures.

As the economy recovers we expect improvement in the areas that are more dependent on discretionary spending, such as design, energy, and infrastructure consulting. For the remainder of 2010 we expect to be focused on selectively hiring new talent consistent with our goal of maintaining or improving utilization, continuing to tightly manage our other operating and general and administrative expenses, generating additional cash from operations, maintaining a strong balance sheet, and undertaking activities such as share repurchases to enhance shareholder value.

Overview of the Three Months Ended April 2, 2010

During the first quarter of 2010, we had a 0.7% decrease in revenues and a 0.5% increase in revenues before reimbursements as compared to the same period last year. Our consolidated revenue decline was primarily due to fewer billable hours and a decrease in product sales to the United States Army in our Technology Development Practice, partially offset by higher billing rates. Billable hours for the first quarter of 2010 decreased 2.6% to 228,027 as compared to 234,022 during the same period last year. Technical full-time equivalents decreased 3.3% to 621 during the first quarter of 2010 as compared to 642 during the same period last year. Utilization increased to 71% for the first quarter of 2010 as compared to 70% during the same period last year. The decrease in billable hours was due to the general macroeconomic climate, a decrease in technical full-time equivalent employees, and a decrease in activity in our Technology Development Practice. The increase in utilization was due to our management of headcount to align resources with anticipated demand. Product sales in our Technology Development Practice decreased 43% to $508,000 for the first quarter of 2010 as compared to $890,000 during the same period last year. This decrease in product sales was primarily due to a decrease in sales of surveillance systems to the United States Army.

Three Months Ended April 2, 2010 compared to Three Months Ended April 3, 2009

Revenues

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009	Percent Change
Engineering and other scientific	$44,727	$45,255	(1.2)%
Percentage of total revenues	75.3%	75.7%
Environmental and health	14,679	14,541	0.9%
Percentage of total revenues	24.7%	24.3%

Total revenues	$59,406	$59,796	(0.7)%

The decrease in revenues for our engineering and other scientific segment was due to a decrease in billable hours and a decrease in product sales in our Technology Development Practice, partially offset by higher billing rates. During the first quarter of 2010, billable hours for this segment decreased by 3.9% to 167,691 as compared to 174,432 during the same period last year. Technical full-time equivalents decreased 5.1% to 447 from 471 for the same period last year. The decrease in billable hours was due to the general macroeconomic climate, a decrease in technical full-time equivalent employees, and a decrease in activity in our Technology Development Practice. Utilization increased to 72% for the first quarter of 2010 as compared to 71% for the same period last year due to our management of headcount to align resources with anticipated demand. Product sales in our Technology Development Practice decreased 43% to $508,000 for the first quarter of 2010 as compared to $890,000 during the same period last year. This decrease in product sales was primarily due to a decrease in sales of surveillance systems to the United States Army.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. The increase in billable hours was primarily due to an increase in activity in our Center for Chemical Registration & Food Safety. During the first quarter of 2010, billable hours for this segment increased by 1.3% to 60,336 as compared to 59,591 during the same period last year. Technical full-time equivalents increased by 1.2% to 173 from 171 for the same period last year due to our recruiting and retention efforts. Utilization was 67% for the first quarter of 2010 and 2009.

Compensation and Related Expenses

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009	Percent Change
Compensation and related expenses	$37,780	$37,846	(0.2)%
Percentage of total revenues	63.6%	63.3%

The decrease in compensation and related expenses during the first quarter of 2010 was due to a decrease in payroll partially offset by a change in value of assets associated with our deferred compensation plan. Payroll decreased by $857,000 due to the decrease in technical full-time equivalent employees. This decrease was partially offset by an increase in compensation expense of $678,000, with a corresponding increase to other income, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $569,000 during the first quarter of 2010 and a decrease in the value of plan assets of $109,000 during the first quarter of 2009. Average technical full-time equivalent employees for the first quarter of 2010 were 621. On a sequential basis we expect average technical full-time equivalent employees to be approximately flat in the second quarter of 2010 and then to grow slightly during the second half of the year. We also expect a slight increase in compensation expense due to the impact of our annual salary increases which will be effective at the beginning of the second quarter of 2010.

Other Operating Expenses

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009	Percent Change
Other operating expenses	$5,219	$5,277	(1.1)%
Percentage of total revenues	8.8%	8.8%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in other operating expenses was due to our continuing efforts to manage our cost structure by reducing discretionary spending and negotiating favorable agreements with our vendors. For the remainder of 2010 we will continue to focus on managing our cost structure. We expect other operating expenses to grow slightly as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009	Percent Change
Reimbursable expenses	$4,205	$4,865	(13.6)%
Percentage of total revenues	7.1%	8.1%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our Technology Development Practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009	Percent Change
General and administrative expenses	$2,695	$2,632	2.4%
Percentage of total revenues	4.5%	4.4%

The increase in general and administrative expenses during the first quarter of 2010 was due to an increase in legal fees of $134,000 partially offset by the decrease in bad debt expense of $82,000. For the remainder of 2010 we will continue to focus on managing our cost structure. We expect general and administrative expenses to grow slightly as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income, Net

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009	Percent Change
Other income, net	$1,023	$392	161.0%
Percentage of total revenues	1.7%	0.7%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was due to a change in value of assets associated with our deferred compensation plan partially offset by a decrease in interest income. The change in value of assets associated with our deferred compensation plan caused a $678,000 increase in other income and expense, net, with a corresponding increase to compensation expense. This increase consisted of an increase in the value of plan assets of $569,000 during the first quarter of 2010 and a decrease in the value of plan assets of $109,000 during the first quarter of 2009. The decrease in interest income of $171,000 was due to a decrease in the average balance of our short-term investments and lower interest rates.

Income Taxes

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009	Percent Change
Income taxes	$4,291	$3,810	12.6%
Percentage of total revenues	7.2%	6.4%
Effective tax rate	40.8%	39.8%

The increase in income tax expense was due to a corresponding increase in pre-tax income and an increase in our effective tax rate. The increase in our effective tax rate was primarily due to a decrease in tax-exempt interest income.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new revenue recognition standard for arrangements with multiple deliverables. The new standard permits entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence of fair value or when third-party evidence is not available. Additionally, the new standard modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.

Also in October 2009, the FASB amended the accounting standards for revenue recognition to exclude software contained within certain qualifying tangible products from the scope of the software revenue recognition guidance if the software is essential to the tangible product’s functionality.

These new standards are effective for annual periods ending after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011; however, early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows, including possible early adoption.

LIQUIDITY AND CAPITAL RESOURCES

As of April 2, 2010, our cash, cash equivalents and short-term investments were $72.6 million compared to $75.4 million at January 1, 2010.

	Three Months Ended
(In thousands)	April 2, 2010	April 3, 2009
Net cash provided by (used in) operating activities	$1,437	$(6,406)
Net cash provided by investing activities	2,472	2,071
Net cash used in financing activities	(3,292)	(5,838)

The increase in net cash provided by operating activities during the first three months of 2010 as compared to the same period last year was due to a smaller increase in accounts receivable and an increase in accounts payable and accrued liabilities, partially offset by a decrease in deferred revenues. Accounts receivable increased by $1,268,000 during the first three months of 2010 as compared to an increase of $7,427,000 during the same period last year. The smaller increase during the first three months of 2010 as compared to the same period last year was due to improved collections. Days sales outstanding decreased to 96 days during the first three months of 2010 compared to 99 days during the same period last year. Accounts payable and accrued liabilities, net of the tax benefit for stock plans, increased by $1,850,000 during the first three months of 2010 as compared to a decrease of

$184,000 during the same period last year. The increase in accounts payable and accrued liabilities was due to the timing of estimated income tax payments and payments to vendors. The decrease in deferred revenues was due to a decrease in pre-billed projects.

The increase in net cash provided by investing activities during the first three months of 2010 was due to an increase of $708,000 in sales and maturities of short-term investments.

The decrease in net cash used in financing activities during the first three months of 2010 was primarily due to a decrease in repurchases of common stock of $1,474,000 and an increase in exercises of share-based payment awards of $920,000.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of April 2, 2010 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2010	$4,671	$5	$698	$5,374
2011	5,649	6	—	5,655
2012	4,948	3	—	4,951
2013	2,745	2	—	2,747
2014	2,304	—	—	2,304
Thereafter	3,076	—	—	3,076

	$23,393	$16	$698	$24,107

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $12.6 million were recorded as a long-term liability on our condensed consolidated balance sheet at April 2, 2010. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of April 2, 2010 invested amounts under the plan of $12.6 million were recorded as a long-term asset on our condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three months ended April 2, 2010 and April 3, 2009:

	Three Months Ended
(in thousands, except percentages)	April 2, 2010	April 3, 2009
Revenues before reimbursements	$55,201	$54,931
EBITDA	$11,540	$10,412
EBITDA as a % of revenues before reimbursements	20.9%	19.0%

The increase in EBITDA as a percentage of revenues before reimbursements was due to improved utilization and lower cost. We were able to manage headcount to align our resources with anticipated demand and our combined other operating and general and administrative expenses remained flat with the low levels achieved in the first quarter of 2009.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended April 2, 2010 and April 3, 2009:

	Three Months Ended
(in thousands)	April 2, 2010	April 3, 2009
Net income	$6,239	$5,758
Add back (subtract):
Income taxes	4,291	3,810
Interest income, net	(63)	(234)
Depreciation and amortization	1,073	1,078

EBITDA	11,540	10,412

Stock-based compensation	3,092	3,095

EBITDAS	$14,632	$13,507

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended April 2, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

We currently derive and believe that we will continue to derive a significant portion of our revenues from clients, organizations and insurers related to the transportation industry and the government sector. The loss of any large client, organization or insurer related to the transportation industry, government sector or any other large client, organization or insurer which is a significant customer, could have a material adverse effect on our business, financial condition or results of operations.

Our business can be adversely affected by downturns in the overall economy.

The markets that we serve are cyclical and subject to general economic conditions. The direction and relative strength of the global economy continues to be uncertain. If the economic growth in the United States, where we primarily operate, continues to be slow and not improve, our clients may consolidate or go out of business and thus demand for our services could be reduced significantly.

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

Our cash equivalent and short-term investment portfolio as of April 2, 2010 consisted primarily of obligations of state and local government agencies. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of April 2, 2010, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

We are seeking shareholder approval of an amendment to our 2008 Equity Incentive Plan to replenish the number of common shares available for issuance to meet future needs. We may not be successful in obtaining approval from our shareholders to replenish the number of common shares issuable for future awards. This could adversely affect our ability to recruit and retain our employees.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended April 2, 2010:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 2 to January 29	78	$27.39	78	$19,738
January 30 to February 26	37	26.33	37	$18,774
February 27 to April 2	25	27.81	25	$18,074

Total	140	$27.19	140

On May 22, 2007, the Company’s Board of Directors approved up to $35 million for repurchases of the Company’s common stock. On May 29, 2008, the Company’s Board of Directors authorized an additional $35 million for repurchases of the Company’s common stock. On February 19, 2009, the Company’s Board of Directors authorized an additional $25.1 million for repurchases of the Company’s common stock. These plans have no expiration date.

Item 6.	Exhibits

(a)	Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: May 5, 2010

/s/ PAUL R. JOHNSTON
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ RICHARD L. SCHLENKER
Richard L. Schlenker, Chief Financial Officer