Form 10-Q
period 2010-07-02
EXPONENT INC
filed 2010-08-06
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

As of July 30, 2010, the latest practicable date, the registrant had 13,873,846 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

July 2, 2010 and January 1, 2010

(in thousands, except share data)

(unaudited)

	July 2, 2010	January 1, 2010
Assets
Current assets:
Cash and cash equivalents	$74,071	$67,895
Short-term investments	2,333	7,490
Accounts receivable, net of allowance for doubtful accounts of $2,426 and $2,717 at July 2, 2010 and January 1, 2010, respectively	71,618	62,662
Prepaid expenses and other assets	10,150	5,789
Deferred income taxes	5,491	4,494

Total current assets	163,663	148,330

Property, equipment and leasehold improvements, net	28,298	29,115
Goodwill	8,607	8,607
Deferred income taxes	11,367	10,476
Other assets	12,650	9,953

Total assets	$224,585	$206,481

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,464	$4,498
Accrued payroll and employee benefits	31,508	35,822
Deferred revenues	5,835	4,757

Total current liabilities	43,807	45,077

Other liabilities	407	367
Deferred compensation	12,263	9,543
Deferred rent	2,140	1,423

Total liabilities	58,617	56,410

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,426,664 shares issued and outstanding at July 2, 2010 and January 1, 2010	16	16
Additional paid-in capital	92,526	83,808
Accumulated other comprehensive loss	(746)	(367)
Retained earnings	145,462	139,606
Treasury stock, at cost; 2,560,818 and 2,690,206 shares held at July 2, 2010 and January 1, 2010, respectively	(71,290)	(72,992)

Total stockholders’ equity	165,968	150,071

Total liabilities and stockholders’ equity	$224,585	$206,481

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended July 2, 2010 and July 3, 2009

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenues:
Revenues before reimbursements	$55,128	$52,429	$110,329	$107,360
Reimbursements	5,311	8,433	9,516	13,298

Revenues	60,439	60,862	119,845	120,658

Operating expenses:
Compensation and related expenses	34,060	34,954	71,840	72,800
Other operating expenses	5,388	5,309	10,607	10,586
Reimbursable expenses	5,311	8,433	9,516	13,298
General and administrative expenses	2,905	3,227	5,600	5,859

Total operating expenses	47,664	51,923	97,563	102,543

Operating income	12,775	8,939	22,282	18,115

Other income (expense), net:
Interest income, net	66	200	129	434
Miscellaneous income (expense), net	(560)	898	400	1,056

Total other income (expense), net	(494)	1,098	529	1,490

Income before income taxes	12,281	10,037	22,811	19,605

Income taxes	5,001	4,012	9,292	7,822

Net income	$7,280	$6,025	$13,519	$11,783

Net income per share:
Basic	$0.51	$0.43	$0.95	$0.83
Diluted	$0.48	$0.40	$0.90	$0.79

Shares used in per share computations:
Basic	14,377	14,167	14,295	14,129
Diluted	15,054	15,013	15,009	14,998

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended July 2, 2010 and July 3, 2009

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net income	$7,280	$6,025	$13,519	$11,783
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(190)	(36)	(351)	(158)
Unrealized (loss) gain on investments, net of tax	(11)	114	(28)	116

Comprehensive income	$7,079	$6,103	$13,140	$11,741

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 2, 2010 and July 3, 2009

(in thousands)

(unaudited)

	Six Months Ended
	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Net income	$13,519	$11,783
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,151	2,179
Amortization of premiums and accretion of discounts on short-term investments	31	115
Deferred rent	717	(278)
Allowance for doubtful accounts	956	2,230
Stock-based compensation	5,093	4,744
Deferred income tax provision	(1,795)	(1,991)
Tax benefit for stock plans	(2,287)	(1,859)
Changes in operating assets and liabilities:
Accounts receivable	(9,912)	(13,427)
Prepaid expenses and other assets	(7,536)	(2,341)
Accounts payable and accrued liabilities	4,500	487
Accrued payroll and employee benefits	47	(3,540)
Deferred revenues	1,078	1,042

Net cash provided by (used in) operating activities	6,562	(856)

Cash flows from investing activities:
Capital expenditures	(1,335)	(1,158)
Sale/maturity of short-term investments	5,080	12,772

Net cash provided by investing activities	3,745	11,614

Cash flows from financing activities:
Tax benefit for stock plans	2,287	1,859
Payroll taxes for restricted stock units	(1,896)	(1,687)
Repurchase of common stock	(6,356)	(5,525)
Exercise of share-based payment awards	2,051	1,027

Net cash used in financing activities	(3,914)	(4,326)

Effect of foreign currency exchange rates on cash and cash equivalents	(217)	79

Net increase in cash and cash equivalents	6,176	6,511
Cash and cash equivalents at beginning of period	67,895	32,598

Cash and cash equivalents at end of period	$74,071	$39,109

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended July 2, 2010 and July 3, 2009

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended July 2, 2010 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2010.

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

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended July 2, 2010 and July 3, 2009

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at July 2, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$64,688	$62,355	$2,333	—
Fixed income trading securities held in deferred compensation plan (2)	4,516	4,516	—	—
Equity trading securities held in deferred compensation plan (2)	7,966	7,966	—	—

Total	$77,170	$74,837	$2,333	$—

Liabilities
Deferred compensation plan (3)	12,482	12,482	—	—

Total	$12,482	$12,482	$—	$—

(1)	Included in cash and cash equivalents and short-term investments on the Company’s condensed consolidated balance sheet.
(2)	Included in other current assets and other assets on the Company’s condensed consolidated balance sheet.
(3)	Included in accrued liabilities and deferred compensation on the Company’s condensed consolidated balance sheet.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended July 2, 2010 and July 3, 2009

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

The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments.

Fixed income available-for-sale securities at July 2, 2010 primarily represent obligations of state and local government agencies. Included in fixed income available-for-sale securities are $62,355,000 of money market securities classified as cash equivalents. Fixed income and equity trading securities are composed of mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

At July 2, 2010, the Company did not have any assets valued using significant unobservable inputs (Level 3).

The carrying amount of the Company’s accounts receivable, other assets and accounts payable approximates their fair values. There were no other-than temporary impairments or credit losses related to available-for-sale securities during the first six months of 2010 and 2009.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended July 2, 2010 and July 3, 2009

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

Product revenue is recognized when both title and risk of loss transfer to the customer and customer acceptance has occurred, provided that no significant obligations remain. Revenue from multiple-element arrangements is allocated based on the relative fair value of each element, which is generally based on the relative sales price for each element when sold separately. If the fair value of one or more delivered elements cannot be determined, then revenue is allocated based on the residual method.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended July 2, 2010 and July 3, 2009

Gross revenues and reimbursements for the three and six months ended July 2, 2010 and July 3, 2009 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Gross revenues	$63,605	$62,558	$124,522	$123,183
Less: Subcontractor fees	3,166	1,696	4,677	2,525

Revenues	60,439	60,862	119,845	120,658

Reimbursements:
Out-of-pocket travel reimbursements	1,262	1,276	2,266	2,361
Other outside direct expenses	4,049	7,157	7,250	10,937

	5,311	8,433	9,516	13,298

Revenues before reimbursements	$55,128	$52,429	$110,329	$107,360

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Shares used in basic per share computation	14,377	14,167	14,295	14,129
Effect of dilutive common stock options outstanding	280	489	310	506
Effect of dilutive restricted stock units outstanding	397	357	404	363

Shares used in diluted per share computation	15,054	15,013	15,009	14,998

Common stock options to purchase 60,000 shares were excluded from the diluted per share calculation for the three and six months ended July 2, 2010 and July 3, 2009, respectively, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $31.01 for the three and six months ended July 2, 2010 and July 3, 2009, respectively.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended July 2, 2010 and July 3, 2009

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,155,000 and $977,000 during the three months ended July 2, 2010 and July 3, 2009, respectively. For the six months ended July 2, 2010 and July 3, 2009, the Company recorded stock-based compensation expense associated with accrued bonus awards of $2,236,000 and $2,083,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient is 59 1/2 years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $689,000 and $512,000 during the three months ended July 2, 2010 and July 3, 2009, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,538,000 and $2,324,000 during the six months ended July 2, 2010 and July 3, 2009, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $157,000 and $160,000 during the three months ended July 2, 2010 and July 3, 2009, respectively, associated with stock option grants. The Company recorded stock-based compensation expense of $319,000 and $337,000 during the six months ended July 2, 2010 and July 3, 2009, respectively, associated with stock option grants.

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

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended July 2, 2010 and July 3, 2009

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

The Company repurchased 219,578 shares of its common stock for $6.1 million during the six months ended July 2, 2010. The Company repurchased 254,861 shares of its common stock for approximately $5.5 million during the six months ended July 3, 2009. As of July 2, 2010, the Company had remaining authorization under its stock repurchase plans of $15.8 million to repurchase shares of common stock.

The Company reissued 348,966 shares of its treasury stock with a cost of $7.8 million to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the six months ended July 2, 2010. The Company reissued 321,311 shares of its treasury stock with a cost of $5.6 million to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the six months ended July 3, 2009.

Note 7: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of July 2, 2010 and January 1, 2010, the invested amounts under the plan totaled $12.5 million and $9.8 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of July 2, 2010 and January 1, 2010, vested amounts due under the plan totaled $12.5 million and $9.8 million, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three and six months ended July 2, 2010, the Company recognized a decrease to compensation expense of $881,000 and $313,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other expense. During the three and six months ended July 3, 2009, the Company recognized an increase to compensation expense of $564,000 and $455,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended July 2, 2010 and July 3, 2009

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009
Cash paid during period:
Income taxes	$9,278	$8,870
Non-cash investing and financing activities:
Unrealized (loss) gain on short-term investments	$(28)	$116
Vested stock unit awards issued to settle accrued bonuses	$3,566	$3,739

Note 9: Accounts Receivable, Net

At July 2, 2010 and January 1, 2010, accounts receivable, net, was comprised of the following:

(In thousands)	July 2, 2010	January 1, 2010
Billed accounts receivable	$49,603	$46,461
Unbilled accounts receivable	24,441	18,918
Allowance for doubtful accounts	(2,426)	(2,717)

Total accounts receivable, net	$71,618	$62,662

Note 10: Inventory

At July 2, 2010, the Company had $71,000 of finished goods inventory, $1,141,000 of work-in-process inventory and $2,829,000 of raw materials inventory included in prepaid expenses and other current assets on its condensed consolidated balance sheet. At January 1, 2010, the Company had $143,000 of raw materials inventory included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

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

Segment information for the three and six months ended July 2, 2010 and July 3, 2009 follows:

Revenues

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Engineering and other scientific	$43,981	$46,611	$88,708	$91,866
Environmental and health	16,458	14,251	31,137	28,792

Total revenues	$60,439	$60,862	$119,845	$120,658

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended July 2, 2010 and July 3, 2009

Operating Income

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Engineering and other scientific	$12,143	$11,130	$25,146	$22,782
Environmental and health	5,372	4,059	9,647	8,354

Total segment operating income	17,515	15,189	34,793	31,136

Corporate operating expense	(4,740)	(6,250)	(12,511)	(13,021)

Total operating income	$12,775	$8,939	$22,282	$18,115

Capital Expenditures

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Engineering and other scientific	$447	$348	$1,048	$717
Environmental and health	40	48	82	87

Total segment capital expenditures	487	396	1,130	804

Corporate capital expenditures	120	341	205	354

Total capital expenditures	$607	$737	$1,335	$1,158

Depreciation and Amortization

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Engineering and other scientific	$715	$726	$1,395	$1,427
Environmental and health	47	47	94	93

Total segment depreciation and amortization	762	773	1,489	1,520

Corporate depreciation and amortization	316	328	662	659

Total depreciation and amortization	$1,078	$1,101	$2,151	$2,179

No single customer comprised more than 10% of the Company’s revenues during the three and six months ended July 2, 2010. The Company derived 12.9% and 12.4% of revenues from agencies of the federal government for the three and six months ended July 3, 2009, respectively. Agencies of the U.S. federal government comprised 12% and 13% of the Company’s accounts receivable at July 2, 2010 and January 1, 2010, respectively.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended July 2, 2010 and July 3, 2009

Note 12: Goodwill

Below is a breakdown of goodwill reported by segment as of July 2, 2010:

(In thousands)	Environmental and health	Engineering and other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the three and six months ended July 2, 2010.

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

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2010 decreased 1% as compared to the same period in the prior year. The decrease in revenues was due to a 37% decrease in reimbursements related to materials, travel, and other out-of-pocket expenses partially offset by an increase in revenues before reimbursements. Revenues before reimbursements for the second quarter of 2010 increased 5% as compared to the same period in the prior year. The increase in revenues before reimbursements was due to a steady flow of reactive projects related to litigation, insurance claims and product recalls for which we were able to perform in-depth scientific research and analysis to determine what happened. In addition, we have continued to assist clients in complying with regulations pertaining to the registration of chemicals used throughout the world.

Net income increased 21% and diluted earnings per share increased to $0.48 per share as compared to $0.40 per share in the same period last year. We were able to improve profitability and margins by effectively managing headcount over the past year to align our resources with anticipated demand which resulted in improved utilization and lower cost. In addition, our combined other operating and general and administrative expenses decreased 3% as compared to the same period in the prior year. The areas of our business that are related to litigation, insurance matters and regulatory compliance pertaining to the registration of chemicals continued to perform well during the second quarter of 2010. As a result, we had strong performances in our human factors and mechanics and materials practices, as well as our environmental and health groups. The areas that are more dependent on discretionary spending continued to get mixed results. We also experienced a decline in our defense business due to the volatility associated with the size and nature of the projects in this area.

As the economy recovers we expect improvement in the areas that are more dependent on discretionary spending, such as design, energy, and infrastructure consulting. For the remainder of 2010 we expect to be focused on selectively hiring new talent consistent with our goal of maintaining or improving utilization, continuing to manage our other operating and general and administrative expenses, generating additional cash from operations, maintaining a strong balance sheet, and undertaking activities such as share repurchases to enhance shareholder value.

Overview of the Three Months Ended July 2, 2010

During the second quarter of 2010, we had a 1% decrease in revenues and a 5% increase in revenues before reimbursements as compared to the same period last year. The decrease in revenues was due to a 37% decrease in reimbursements related to materials, travel, and other out-of-pocket expenses partially offset by an increase in revenues before reimbursements. The increase in revenues before reimbursements was due to an increase in billable hours and higher billing rates. Billable hours for the second quarter of 2010 increased 3.8% to 226,401 as compared to 218,092 during the same period last year. The increase in billable hours was due to an increase in activity in the areas of our business that are related to litigation, insurance matters and regulatory compliance pertaining to the registration of chemicals. The increase in billable hours was also due in part to one less holiday during the second quarter of 2010 as compared to the second quarter of 2009. Technical full-time equivalents decreased 2.9% to 611 during the second quarter of 2010 as compared to 629 during the same period last year. Utilization increased to 71% for the second quarter of 2010 as compared to 67% during the same period last year. The increase in utilization was due to our management of headcount to align resources with anticipated demand. Product sales in our technology development practice decreased 71% to $1,910,000 for the second quarter of 2010 as compared to $6,540,000 during the same period last year. This decrease in product sales was primarily due to a decrease in sales of surveillance systems to the United States Army.

Three Months Ended July 2, 2010 compared to Three Months Ended July 3, 2009

Revenues

	Three Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
Engineering and other scientific	$43,981	$46,611	(5.6)%
Percentage of total revenues	72.8%	76.6%
Environmental and health	16,458	14,251	15.5%
Percentage of total revenues	27.2%	23.4%

Total revenues	$60,439	$60,862	(0.7)%

The decrease in revenues for our engineering and other scientific segment was due to a decrease in product sales in our technology development practice, partially offset by an increase in billable hours and higher billing rates. Product sales in our technology development practice decreased 71% to $1,910,000 for the second quarter of 2010 as compared to $6,540,000 during the same period last year. This decrease in product sales was primarily due to a decrease in sales of surveillance systems to the United States Army. During the second quarter of 2010, billable hours for this segment increased by 0.5% to 161,280 as compared to 160,501 during the same period last year. The increase in billable hours was due to an increase in activity in the areas of our business that are related to litigation and insurance matters. The increase in billable hours was also due in part to one less holiday during the second quarter of 2010 as compared to the second quarter of 2009. Technical full-time equivalents decreased 4.4% to 436 from 456 for the same period last year. Utilization increased to 71% for the second quarter of 2010 as compared to 68% for the same period last year. The increase in utilization was due to our management of headcount to align resources with anticipated demand.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. During the second quarter of 2010, billable hours for this segment increased by 13.1% to 65,122 as compared to 57,591 during the same period last year. The increase in billable hours was due to an increase in activity in the areas of our business that are related to litigation, insurance matters and regulatory compliance pertaining to the registration of chemicals. The increase in billable hours was also due in part to one less holiday during the second quarter of 2010 as compared to the second quarter of 2009. Technical full-time equivalents increased by 1.2% to 175 from 173 for the same period last year. Utilization increased to 72% for the second quarter of 2010 as compared to 64% during the same period last year. The increase in utilization was due to our management of headcount to align resources with anticipated demand.

Compensation and Related Expenses

	Three Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
Compensation and related expenses	$34,060	$34,954	(2.6)%
Percentage of total revenues	56.4%	57.4%

The decrease in compensation and related expenses during the second quarter of 2010 was due to a decrease in payroll and the change in value of assets associated with our deferred compensation plan, partially offset by an increase in bonuses. Payroll decreased by $740,000 due to a decrease in technical full-time equivalent employees, partially offset by the impact of our annual salary increase. During the second quarter of 2010, compensation and related expenses decreased $1,445,000, with a corresponding decrease to other income, net, as compared to the second quarter of 2009 due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $881,000 during the second quarter of 2010 and an increase in the value of plan assets of $564,000 during the second quarter of 2009. Bonuses increased by $1,267,000 due to an increase in profitability. Average technical full-time equivalent employees for the second quarter of 2010 were 611. On a sequential basis we expect average technical full-time equivalent employees to slightly grow during the second half of the year.

Other Operating Expenses

	Three Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
Other operating expenses	$5,388	$5,309	1.5%
Percentage of total revenues	8.9%	8.7%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. Other operating expenses remained relatively consistent with the same period in the prior year due to our continuing efforts to manage our cost structure by reducing discretionary spending and negotiating favorable agreements with our vendors. For the remainder of 2010, we will continue to focus on managing our cost structure. We expect other operating expenses to grow slightly as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
Reimbursable expenses	$5,311	$8,433	(37.0)%
Percentage of total revenues	8.8%	13.9%

The decrease in reimbursable expenses was primarily due to a decrease in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
General and administrative expenses	$2,905	$3,227	(10.0)%
Percentage of total revenues	4.8%	5.3%

The decrease in general and administrative expenses during the second quarter of 2010 was due to a decrease in bad debt of $494,000, partially offset by an increase in travel and meals of $239,000. The decrease in bad debt was primarily due to the bankruptcy filings of Chrysler and General Motors during the second quarter of 2009. The increase in travel and meals was primarily due to an increase in business development activities. We expect some growth in general and administrative expenses for the remainder of 2010 as a result of increased business development activities, a company-wide managers meeting and professional services to assist us with entering the European defense business.

Other Income (Expense), Net

	Three Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
Other income (expense), net	$(494)	$1,098	(145)%
Percentage of total revenues	(0.8)%	1.8%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was due to a change in value of assets associated with our deferred compensation plan and a decrease in interest income. The change in value of assets associated with our deferred compensation plan caused a $1,445,000 decrease in other income, net with a corresponding decrease to compensation expense. This decrease consisted of a decrease in the value of plan assets of $881,000 during the second quarter of 2010 and an increase in the value of plan assets of $564,000 during the second quarter of 2009. The decrease in interest income of $134,000 was due to a decrease in the average balance of our short-term investments and lower interest rates.

Income Taxes

	Three Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
Income taxes	$5,001	$4,012	24.7%
Percentage of total revenues	8.3%	6.6%
Effective tax rate	40.7%	40.0%

The increase in income tax expense was due to a corresponding increase in pre-tax income and an increase in our effective tax rate. The increase in our effective tax rate was primarily due to a decrease in tax-exempt interest income.

Six Months Ended July 2, 2010 compared to Six Months Ended July 3, 2009

Revenues

	Six Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
Engineering and other scientific	$88,708	$91,866	(3.4)%
Percentage of total revenues	74.0%	76.1%
Environmental and health	31,137	28,792	8.1%
Percentage of total revenues	26.0%	23.9%

Total revenues	$119,845	$120,658	(0.7)%

The decrease in revenues for our engineering and other scientific segment was due to a decrease in product sales in our technology development practice and a decrease in billable hours, partially offset by higher billing rates. Product sales in our technology development practice decreased 68% to $2,419,000 for the first six months of 2010 as compared to $7,524,000 during the same period last year. This decrease in product sales was primarily due to a decrease in sales of surveillance systems to the United States Army. During the first six months of 2010, billable hours for this segment decreased by 1.8% to 328,970 as compared to 334,916 during the same period last year. The decrease in billable hours was due to the general macroeconomic climate, a decrease in technical full-time equivalent employees, and a decrease in activity in our technology development practice. Technical full-time equivalents decreased 4.7% to 442 from 464 for the same period last year. Utilization increased to 72% for the first six months of 2010 as compared to 69% during the same period last year. The increase in utilization was due to our management of headcount to align resources with anticipated demand.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. During the first six months of 2010, billable hours for this segment increased by 7.1% to 125,458 as compared to 117,181 during the same period last year. The increase in billable hours was due to an increase in activity in the areas of our business that are related to litigation, insurance matters and regulatory compliance pertaining to the registration of chemicals. Technical full-time equivalents increased by 1.2 % to 174 from 172 for the same period last year. Utilization increased to 69% for the first six months of 2010 as compared to 66% during the same period last year. The increase in utilization was due to our management of headcount to align resources with anticipated demand.

Compensation and Related Expenses

	Six Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
Compensation and related expenses	$71,840	$72,800	(1.3)%
Percentage of total revenues	59.9%	60.3%

The decrease in compensation and related expenses during the first six months of 2010 was due to a decrease in payroll and the change in value of assets associated with our deferred compensation plan, partially offset by an increase in bonuses. Payroll decreased by $1,597,000 due to a decrease in technical full-time equivalent employees, partially offset by the impact of our annual salary increase. During the first six months of 2010, compensation and related expenses decreased $768,000, with a corresponding decrease to other income, net, as compared to the second quarter of 2009 due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $313,000 during the first six months of 2010 and an increase in the value of plan assets of $455,000 during the first six months of 2009. Bonuses increased by $1,555,000 due to an increase in profitability.

Other Operating Expenses

	Six Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
Other operating expenses	$10,607	$10,586	0.2%
Percentage of total revenues	8.9%	8.8%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. Other operating expenses remained relatively consistent with the same period last year due to our continuing efforts to manage our cost structure by reducing discretionary spending and negotiating favorable agreements with our vendors.

Reimbursable Expenses

	Six Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
Reimbursable expenses	$9,516	$13,298	(28.4)%
Percentage of total revenues	7.9%	11.0%

The decrease in reimbursable expenses was primarily due to a decrease in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Six Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
General and administrative expenses	$5,600	$5,859	(4.4)%
Percentage of total revenues	4.7%	4.9%

The decrease in general and administrative expenses during the first six months of 2010 was due to a decrease in bad debt of $588,000, partially offset by an increase in travel and meals of $258,000. The decrease in bad debt was primarily due to the bankruptcy filings of Chrysler and General Motors during the second quarter of 2009. The increase in travel and meals was primarily due to an increase in business development activities.

Other Income (Expense), Net

	Six Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
Other income (expense), net	$529	$1,490	(64.5)%
Percentage of total revenues	0.4%	1.2%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was due to a change in value of assets associated with our deferred compensation plan and a decrease in interest income. The change in value of assets associated with our deferred compensation plan caused a $768,000 decrease in other income, net with a corresponding decrease to compensation expense. This decrease consisted of a decrease in the value of plan assets of $313,000 during the first six months of 2010 and an increase in the value of plan assets of $455,000 during the first six months of 2009. The decrease in interest income of $305,000 was due to a decrease in the average balance of our short-term investments and lower interest rates.

Income Taxes

	Six Months Ended		Percent Change
(In thousands)	July 2, 2010	July 3, 2009
Income taxes	$9,292	$7,822	18.8%
Percentage of total revenues	7.8%	6.5%
Effective tax rate	40.7%	39.9%

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

These new standards are effective for annual periods ending after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011; however, early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

As of July 2, 2010, our cash, cash equivalents and short-term investments were $76.4 million compared to $75.4 million at January 1, 2010.

	Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009
Net cash provided by (used in) operating activities	$6,562	$(856)
Net cash provided by investing activities	3,745	11,614
Net cash used in financing activities	(3,914)	(4,326)

The increase in net cash provided by operating activities during the first six months of 2010 was due to an increase in net income, a larger increase in accounts payable and accrued liabilities and a smaller increase in accounts receivable, partially offset by a larger increase in prepaid expenses and other assets. Accounts payable and accrued liabilities increased by $4.5 million during the first six months of 2010 as compared to an increase of $487,000 during the same period last year. The increase in accounts payable and accrued liabilities was due to the timing of estimated income tax payments and the timing of payments to vendors. Accounts receivable increased $9.9 million during the first six months of 2010, as compared to an increase of $13.4 million during the same period last year. The smaller increase during the first six months of 2010 as compared to the same period last year was due to improved collections. Days sales outstanding decreased to 95 days during the first six months of 2010 as compared to 101 days during the same period last year. Prepaid expenses and other current assets increased by $7.5 million during the first six months of 2010 as compared to an increase of $2.3 million during the same period last year. The larger increase during the first six months of 2010 was due to an increase in inventory associated with sales of surveillance systems to the United States government.

The decrease in net cash provided by investing activities was due to a decrease of $7,692,000 in sales and maturities of short-term investments as compared to the same period last year.

The decrease in net cash used in financing activities was primarily due to an increase in exercises of share-based payment awards of $1,024,000, partially offset by the increase in treasury repurchases of $831,000.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of July 2, 2010 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2010	$3,098	$3	$3,081	$6,182
2011	5,769	6	—	5,775
2012	5,209	3	—	5,212
2013	2,906	2	—	2,908
2014	2,465	—	—	2,465
Thereafter	3,140	—	—	3,140

	$22,587	$14	$3,081	$25,682

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $12.3 million were recorded as a long-term liability on our condensed consolidated balance sheet at July 2, 2010. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of July 2, 2010 invested amounts under the plan of $12.3 million were recorded as a long-term asset on our condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three and six months ended July 2, 2010 and July 3, 2009:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenues before reimbursements	$55,128	$52,429	$110,329	$107,360
EBITDA	$13,293	$10,938	$24,833	$21,350
EBITDA as a % of revenues before reimbursements	24.1%	20.9%	22.5%	19.9%

The increase in EBITDA as a percentage of revenues before reimbursements was due to improved utilization and lower cost. We were able to manage headcount to align our resources with anticipated demand and our combined other operating and general and administrative expenses were down slightly as compared to the first six months of 2009.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended July 2, 2010 and July 3, 2009:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net income	$7,280	$6,025	$13,519	$11,783
Add back (subtract):
Income taxes	5,001	4,012	9,292	7,822
Interest income, net	(66)	(200)	(129)	(434)
Depreciation and amortization	1,078	1,101	2,151	2,179

EBITDA	13,293	10,938	24,833	21,350

Stock-based compensation	2,001	1,649	5,093	4,744

EBITDAS	$15,294	$12,587	$29,926	$26,094

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six month period ended July 2, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cash equivalent and short-term investment portfolio as of July 2, 2010 consisted primarily of obligations of state and local government agencies. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of July 2, 2010, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Our business is dependent on our professional reputation.

The professional reputation of Exponent and its consultants is critical to our ability to successfully compete for new client engagements and attract or retain professionals. Proven or unproven allegations against us may damage our professional reputation. Any factors that damage our professional reputation could have a material adverse effect on our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended July 2, 2010:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 3 to April 30	—	$—	—	$18,074
May 1 to May 28	—	—	—	$18,074
May 29 to July 2	80	28.94	80	$18,074

Total	80	$28.94	80	$15,769

(1)

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

Item 6.	Exhibits

(a)	Exhibit Index

10.37	Amended and restated 2008 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: August 6, 2010

/S/ PAUL R. JOHNSTON
Paul R. Johnston, Ph.D., Chief Executive Officer

/S/ RICHARD L. SCHLENKER
Richard L. Schlenker, Chief Financial Officer