Form 10-Q
period 2010-10-01
EXPONENT INC
filed 2010-11-05
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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

As of October 29, 2010, the latest practicable date, the registrant had 13,872,585 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

October 1, 2010 and January 1, 2010

(in thousands, except share data)

(unaudited)

	October 1,	January 1,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$92,071	$67,895
Short-term investments	—	7,490
Accounts receivable, net of allowance for doubtful accounts of $2,725 and $2,717 at October 1, 2010 and January 1, 2010, respectively	71,015	62,662
Prepaid expenses and other assets	3,938	5,789
Deferred income taxes	5,392	4,494

Total current assets	172,416	148,330
Property, equipment and leasehold improvements, net	27,810	29,115
Goodwill	8,607	8,607
Deferred income taxes	12,296	10,476
Other assets	14,221	9,953

Total assets	$235,350	$206,481

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,554	$4,498
Accrued payroll and employee benefits	32,611	35,822
Deferred revenues	5,197	4,757

Total current liabilities	44,362	45,077
Other liabilities	392	367
Deferred compensation	13,852	9,543
Deferred rent	2,010	1,423

Total liabilities	60,616	56,410

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,426,664 shares issued at October 1, 2010 and January 1, 2010	16	16
Additional paid-in capital	93,587	83,808
Accumulated other comprehensive loss	(354)	(367)
Retained earnings	153,103	139,606
Treasury stock, at cost; 2,568,966 and 2,690,206 shares held at October 1, 2010 and January 1, 2010, respectively	(71,618)	(72,992)

Total stockholders’ equity	174,734	150,071

Total liabilities and stockholders’ equity	$235,350	$206,481

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended October 1, 2010 and October 2, 2009

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Revenues:
Revenues before reimbursements	$56,906	$50,666	$167,235	$158,026
Reimbursements	9,400	4,579	18,916	17,877

Revenues	66,306	55,245	186,151	175,903

Operating expenses:
Compensation and related expenses	36,960	34,571	108,800	107,371
Other operating expenses	5,365	5,331	15,972	15,917
Reimbursable expenses	9,400	4,579	18,916	17,877
General and administrative expenses	3,011	2,379	8,611	8,238

Total operating expenses	54,736	46,860	152,299	149,403

Operating income	11,570	8,385	33,852	26,500
Other income (expense), net:
Interest income, net	36	93	165	527
Miscellaneous income (expense), net	1,597	1,209	1,997	2,265

Total other income (expense), net	1,633	1,302	2,162	2,792

Income before income taxes	13,203	9,687	36,014	29,292
Income taxes	5,383	3,854	14,675	11,676

Net income	$7,820	$5,833	$21,339	$17,616

Net income per share:
Basic	$0.54	$0.41	$1.49	$1.24
Diluted	$0.52	$0.39	$1.42	$1.17
Shares used in per share computations:
Basic	14,385	14,241	14,325	14,167
Diluted	15,053	15,028	15,036	15,029

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended October 1, 2010 and October 2, 2009

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net income	$7,820	$5,833	$21,339	$17,616
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	395	91	44	(67)
Unrealized (loss) gain on investments, net of tax	(3)	—	(31)	116

Comprehensive income	$8,212	$5,924	$21,352	$17,665

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 1, 2010 and October 2, 2009

(in thousands)

(unaudited)

	Nine Months Ended
	October 1, 2010	October 2, 2009
Cash flows from operating activities:

Net income	$21,339	$17,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,235	3,272
Amortization of premiums and accretion of discounts on short-term investments	35	150
Deferred rent	587	(334)
Allowance for doubtful accounts	1,611	3,253
Stock-based compensation	7,332	6,437
Deferred income tax provision	(2,551)	(3,482)
Tax benefit for stock plans	(2,373)	(2,981)
Changes in operating assets and liabilities:
Accounts receivable	(9,964)	(9,714)
Prepaid expenses and other assets	(1,588)	(1,632)
Accounts payable and accrued liabilities	4,675	820
Accrued payroll and employee benefits	275	(5,679)
Deferred revenues	440	(1,048)

Net cash provided by operating activities	23,053	6,678

Cash flows from investing activities:
Capital expenditures	(1,930)	(1,663)
Sale/maturity of short-term investments	7,405	16,933

Net cash provided by investing activities	5,475	15,270

Cash flows from financing activities:
Tax benefit for stock plans	2,373	2,981
Payroll taxes for restricted stock units	(1,918)	(1,849)
Repurchase of common stock	(7,129)	(9,692)
Exercise of share-based payment awards	2,331	2,443

Net cash used in financing activities	(4,343)	(6,117)

Effect of foreign currency exchange rates on cash and cash equivalents	(9)	84

Net increase in cash and cash equivalents	24,176	15,915
Cash and cash equivalents at beginning of period	67,895	32,598

Cash and cash equivalents at end of period	$92,071	$48,513

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended October 1, 2010 and October 2, 2009

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended October 1, 2010 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2010.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Authorized Capital Stock. The Company committed to stockholders in a letter dated May 23, 2006 to limit its use of authorized capital stock to 40 million common shares, and 2 million preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock.

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

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended October 1, 2010 and October 2, 2009

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at October 1, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$64,755	$64,755	$—	—

Fixed income trading securities held in deferred compensation plan (2)	5,072	5,072	—	—

Equity trading securities held in deferred compensation plan (2)	9,049	9,049	—	—

Total	$78,876	$78,876	$—	$—

Liabilities
Deferred compensation plan (3)	14,121	14,121	—	—

Total	$14,121	$14,121	$—	$—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Included in other current assets and other assets on the Company’s condensed consolidated balance sheet.
(3)	Included in accrued liabilities and deferred compensation on the Company’s condensed consolidated balance sheet.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended October 1, 2010 and October 2, 2009

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

At October 1, 2010, fixed income available-for-sale securities consist of $64,755,000 of money market securities classified as cash equivalents. Fixed income and equity trading securities are composed of mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

At October 1, 2010, the Company did not have any assets valued using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

Fixed income available-for-sale securities at January 1, 2010 represent obligations of state and local government agencies and money market securities.

The carrying amount of the Company’s accounts receivable, other assets and accounts payable approximates their fair values. There were no other-than temporary impairments or credit losses related to available-for-sale securities during the first nine months of 2010 and 2009.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended October 1, 2010 and October 2, 2009

Note 3: Revenue Recognition

The Company derives its revenues primarily from professional fees earned on consulting engagements, product sales in its technology development practice and fees earned for the use of its equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to its clients.

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

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended October 1, 2010 and October 2, 2009

Gross revenues and reimbursements for the three and nine months ended October 1, 2010 and October 2, 2009 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Gross revenues	$69,752	$57,619	$194,274	$180,802
Less: Subcontractor fees	3,446	2,374	8,123	4,899

Revenues	66,306	55,245	186,151	175,903

Reimbursements:
Out-of-pocket travel reimbursements	1,220	1,105	3,486	3,466
Other outside direct expenses	8,180	3,474	15,430	14,411

	9,400	4,579	18,916	17,877

Revenues before reimbursements	$56,906	$50,666	$167,235	$158,026

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Shares used in basic per share computation	14,385	14,241	14,325	14,167
Effect of dilutive common stock options outstanding	266	420	299	485
Effect of dilutive restricted stock units outstanding	402	367	412	377

Shares used in diluted per share computation	15,053	15,028	15,036	15,029

Common stock options to purchase 0 and 60,000 shares were excluded from the diluted per share calculation for the three months ended October 1, 2010 and October 2, 2009, respectively, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $31.01 for the three months ended

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended October 1, 2010 and October 2, 2009

October 2, 2009. Common stock options to purchase 60,000 shares were excluded from the diluted per share calculation for the nine months ended October 1, 2010 and October 2, 2009, respectively, due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $31.01 for the nine months ended October 1, 2010 and October 2, 2009, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,259,000 and $968,000 during the three months ended October 1, 2010 and October 2, 2009, respectively. For the nine months ended October 1, 2010 and October 2, 2009, the Company recorded stock-based compensation expense associated with accrued bonus awards of $3,495,000 and $3,051,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59 1/2. If the award recipient is 59 1/2 years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $818,000 and $562,000 during the three months ended October 1, 2010 and October 2, 2009, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,356,000 and $2,886,000 during the nine months ended October 1, 2010 and October 2, 2009, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $162,000 and $163,000 during the three months ended October 1, 2010 and October 2, 2009, respectively, associated with stock option grants. The Company recorded stock-based compensation expense of $481,000 and $500,000 during the nine months ended October 1, 2010 and October 2, 2009, respectively, associated with stock option grants.

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

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended October 1, 2010 and October 2, 2009

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

The Company repurchased 243,802 shares of its common stock for $6.9 million during the nine months ended October 1, 2010. The Company repurchased 433,900 shares of its common stock for $10.2 million during the nine months ended October 2, 2009. As of October 1, 2010, the Company had remaining authorization under its stock repurchase plans of $15.0 million to repurchase shares of common stock.

The Company reissued 365,042 shares of its treasury stock with a cost of $8.3 million to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the nine months ended October 1, 2010. The Company reissued 488,040 shares of its treasury stock with a cost of $9.3 million to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the nine months ended October 2, 2009.

Note 7: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of October 1, 2010 and January 1, 2010, the invested amounts under the plan totaled $14.1 million and $9.8 million, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of October 1, 2010 and January 1, 2010, vested amounts due under the plan totaled $14.1 million and $9.8 million, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three and nine months ended October 1, 2010, the Company recognized an increase to compensation expense of $1,206,000 and $894,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income. During the three and nine months ended October 2, 2009, the Company recognized an increase to compensation expense of $885,000 and $1,340,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended October 1, 2010 and October 2, 2009

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009
Cash paid during period:

Income taxes	$12,566	$12,439

Non-cash investing and financing activities:

Unrealized (loss) gain on short-term investments	$(31)	$116

Vested stock unit awards issued to settle accrued bonuses	$3,566	$3,739

Stock repurchases payable to broker	$—	$489

Note 9: Accounts Receivable, Net

At October 1, 2010 and January 1, 2010, accounts receivable, net, was comprised of the following:

	October 1,	January 1,
(In thousands)	2010	2010
Billed accounts receivable	$43,468	$46,461
Unbilled accounts receivable	30,272	18,918
Allowance for doubtful accounts	(2,725)	(2,717)

Total accounts receivable, net	$71,015	$62,662

Note 10: Inventory

At October 1, 2010, the Company had $31,000 of raw materials inventory included in prepaid expenses and other current assets on its condensed consolidated balance sheet. At January 1, 2010, the Company had $143,000 of raw materials inventory included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

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

Segment information for the three and nine months ended October 1, 2010 and October 2, 2009 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Engineering and other scientific	$49,315	$41,032	$138,023	$132,898
Environmental and health	16,991	14,213	48,128	43,005

Total revenues	$66,306	$55,245	$186,151	$175,903

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended October 1, 2010 and October 2, 2009

Operating Income

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Engineering and other scientific	$12,944	$10,109	$38,090	$32,891
Environmental and health	5,881	4,291	15,528	12,645

Total segment operating income	18,825	14,400	53,618	45,536

Corporate operating expense	(7,255)	(6,015)	(19,766)	(19,036)

Total operating income	$11,570	$8,385	$33,852	$26,500

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Engineering and other scientific	$372	$216	$1,420	$933
Environmental and health	37	45	119	132

Total segment capital expenditures	409	261	1,539	1,065

Corporate capital expenditures	186	244	391	598

Total capital expenditures	$595	$505	$1,930	$1,663

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Engineering and other scientific	$700	$692	$2,095	$2,119
Environmental and health	50	53	144	146

Total segment depreciation and amortization	750	745	2,239	2,265

Corporate depreciation and amortization	334	348	996	1,007

Total depreciation and amortization	$1,084	$1,093	$3,235	$3,272

The Company derived 12% of revenues from agencies of the federal government for the three months ended October 1, 2010. No single customer comprised more than 10% of the Company’s revenues for the nine months ended October 1, 2010. No single customer comprised more than 10% of the Company’s revenues for the three months ended October 2, 2009. The Company derived 10% of revenues from agencies of the federal government for the nine months ended October 2, 2009. No single customer comprised more than 10% of the Company’s accounts receivable at October 1, 2010. The federal government comprised 13% of the Company’s accounts receivable at January 1, 2010.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended October 1, 2010 and October 2, 2009

Note 12: Goodwill

Below is a breakdown of goodwill reported by segment as of October 1, 2010:

	Environmental	Engineering and
(In thousands)	and health	other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the three and nine months ended October 1, 2010.

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

In March of 2010, a lawsuit was filed against the Company which alleges, among other things, that the Company failed to provide rest and meal periods, failed to furnish accurate itemized wage statements, failed to keep accurate payroll records, incurred waiting time penalties, conducted unfair business practices and failed to comply with certain other California Labor Code requirements. The plaintiff is currently trying to qualify a class of the Company’s California based non-exempt employees. The Company intends to vigorously defend itself. The outcome of this matter is uncertain, and the Company is not able to estimate the amount that may become payable as a result of a judgment or settlement related to this claim. Although the Company’s ultimate liability in this matter (if any) cannot be determined, based on information currently available, the Company believes, after consultation with legal counsel, the ultimate resolution of this claim will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our fiscal 2009 Annual Report on Form 10-K under the heading “Risk Factors” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2010 increased 20% and revenues before reimbursements increased 12% as compared to the same period in the prior year. This growth was due to strong performances in our defense technology development and mechanics and materials practices, as well as our environmental and health groups. We continued to work on a steady flow of reactive projects related to litigation, insurance claims and product recalls for which we were able to perform in-depth scientific research and analysis to determine what happened. We have also continued to assist clients in complying with regulations pertaining to the registration of chemicals used throughout the world. Product sales in our defense technology development practice increased 232% as compared to the same period in the prior year.

Net income increased 34% and diluted earnings per share increased to $0.52 per share as compared to $0.39 per share in the same period last year. We were able to improve profitability and margins by effectively managing headcount over the past year to align our resources with anticipated demand which resulted in improved utilization and increased leverage of our cost structure. Utilization for the third quarter of 2010 increased to 71% as compared to 67% during the same period in the prior year.

For the remainder of 2010 we expect to be focused on selectively hiring new talent consistent with our goal of maintaining or improving utilization, continuing to manage our other operating and general and administrative expenses, generating additional cash from operations, maintaining a strong balance sheet, and undertaking activities such as share repurchases to enhance shareholder value.

Overview of the Three Months Ended October 1, 2010

During the third quarter of 2010, we had a 20% increase in revenues as compared to the same period last year. The increase in revenues was due to an increase in product sales, an increase in billable hours in our environmental and health segment, an increase in reimbursable project related costs for consulting projects in our technology development practice and higher billing rates. Product sales increased 232% to $7.3 million during the third quarter of 2010 as compared to $2.2 million during the same period last year due to an increase in the sale of surveillance systems to the United States Army. Billable hours for the third quarter of 2010 increased 4.0% to 226,351 as compared to 217,694 during the same period last year. The increase in billable hours was due to an increase in activity in the areas of our business that are related to litigation, regulatory compliance pertaining to the registration of chemicals and defense technology development. Reimbursable project related costs for consulting projects in our technology development practice increased 312% to $3.0 million during the third quarter of 2010 as compared to $728,000 during the same period last year due to an increase in activity in this practice. Technical full-time equivalents decreased 2.0% to 614 during the third quarter of 2010 as compared to 627 during the same period last year. Utilization increased to 71% for the third quarter of 2010 as compared to 67% during the same period last year. The increase in utilization was due to our management of headcount to align resources with anticipated demand.

Three Months Ended October 1, 2010 compared to Three Months Ended October 2, 2009

Revenues

	Three Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
Engineering and other scientific	$49,315	$41,032	20.2%
Percentage of total revenues	74.4%	74.3%
Environmental and health	16,991	14,213	19.5%
Percentage of total revenues	25.6%	25.7%

Total revenues	$66,306	$55,245	20.0%

The increase in revenues for our engineering and other scientific segment was due to an increase in product sales, an increase in reimbursable project related costs for consulting projects in our technology development practice and higher billing rates, partially offset by a decrease in billable hours. Product sales in our defense technology development practice increased 232% to $7.3 million during the third quarter of 2010 as compared to $2.2 million during the same period last year due to an increase in the sale of surveillance systems to the United States Army. Reimbursable project related costs for consulting projects in our technology development practice increased 312% to $3.0 million during the third quarter of 2010 as compared to $728,000 during the same period last year due to an increase in activity in this practice. During the third quarter of 2010, billable hours for this segment decreased 0.9% to 159,056 as compared to 160,537 during the same period last year. Technical full-time equivalents decreased 4.8% to 435 during the third quarter of 2010 as compared to 457 during the same period last year. Utilization increased to 70% for the third quarter of 2010 as compared to 68% during the same period last year. The increase in utilization was due to our management of headcount to align resources with anticipated demand.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. During the third quarter of 2010, billable hours for this segment increased by 17.7% to 67,295 as compared to 57,157 during the same period last year. The increase in billable hours was due to an increase in activity in the areas of our business that are related to litigation and regulatory compliance pertaining to the registration of chemicals. Technical full-time equivalents increased by 5.3% to 179 from 170 for the same period last year. Utilization increased to 72% for the third quarter of 2010 as compared to 65% during the same period last year. The increase in utilization was due to our management of headcount to align resources with anticipated demand.

Compensation and Related Expenses

	Three Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
Compensation and related expenses	$36,960	$34,571	6.9%
Percentage of total revenues	55.7%	62.6%

The increase in compensation and related expenses during the third quarter of 2010 was due to an increase in bonuses and the change in value of assets associated with our deferred compensation plan. Bonuses increased by $1,963,000 due to an increase in profitability. During the third quarter of 2010, compensation and related expenses increased $321,000, with a corresponding increase to other income, net, as compared to the third quarter of 2009 due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $1,206,000 during the third quarter of 2010 and an increase in the value of plan assets of $885,000 during the third quarter of 2009. Average technical full-time equivalent employees for the third quarter of 2010 were 614. On a sequential basis we expect average technical full-time equivalent employees to slightly grow during the fourth quarter.

Other Operating Expenses

	Three Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
Other operating expenses	$5,365	$5,331	0.6%
Percentage of total revenues	8.1%	9.6%

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

Reimbursable Expenses

	Three Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
Reimbursable expenses	$9,400	$4,579	105.3%
Percentage of total revenues	14.2%	8.3%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
General and administrative expenses	$3,011	$2,379	26.6%
Percentage of total revenues	4.5%	4.3%

The increase in general and administrative expenses during the third quarter of 2010 was due to an increase in other professional services of $181,000, an increase in travel and meals of $137,000, an increase in personnel expenses of $98,000 and several other individually insignificant increases. The increase in other professional services was due to an increase in business development activities and professional services to assist us with entering the European defense business. The increase in travel and meals was due to an increase in business development activities and a company-wide managers meeting. The increase in personnel expenses was due to an increase in employee development activities and some employee relocation costs. We expect some growth in general and administrative expenses as we continue to invest in business development and employee development activities.

Other Income (Expense), Net

	Three Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
Other income (expense), net	$1,633	$1,302	25.4%
Percentage of total revenues	2.5%	2.4%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was due to a change in value of assets associated with our deferred compensation plan. The change in value of assets associated with our deferred compensation plan caused a $321,000 increase in other income, net, with a corresponding increase to compensation expense. This increase consisted of an increase in the value of plan assets of $1,206,000 during the third quarter of 2010 and an increase in the value of plan assets of $885,000 during the third quarter of 2009.

Income Taxes

	Three Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
Income taxes	$5,383	$3,854	39.7%
Percentage of total revenues	8.1%	7.0%
Effective tax rate	40.8%	39.8%

The increase in income tax expense was due to a corresponding increase in pre-tax income and an increase in our effective tax rate. The increase in our effective tax rate was primarily due to a decrease in tax-exempt interest income.

Nine Months Ended October 1, 2010 compared to Nine Months Ended October 2, 2009

Revenues

	Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
Engineering and other scientific	$138,023	$132,898	3.9%
Percentage of total revenues	74.1%	75.6%
Environmental and health	48,128	43,005	11.9%
Percentage of total revenues	25.9%	24.4%

Total revenues	$186,151	$175,903	5.8%

The increase in revenues for our engineering and other scientific segment was due to higher billing rates and an increase in reimbursable project related costs for consulting projects in our technology development practice, partially offset by a decrease in billable hours. Reimbursable project related costs for consulting projects in our technology development practice increased 14% to $4.8 million during the first nine months of 2010 as compared to $4.2 during the same period last year due to an increase in activity in this practice. During the first nine months of 2010, billable hours for this segment decreased 1.5% to 488,026 as compared to 495,452 during the same period last year. Technical full-time equivalents decreased 4.8% to 439 during the first nine months of 2010 as compared to 461 during the same period last year. Utilization increased to 71% for the first nine months of 2010 as compared to 69% during the same period last year. The increase in utilization was due to our management of headcount to align resources with anticipated demand. Product sales in our defense technology development practice were $9.7 million for the first nine months of 2010 and 2009.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates. During the first nine months of 2010, billable hours for this segment increased by 10.6% to 192,753 as compared to 174,338 during the same period last year. The increase in billable hours was due to an increase in activity in the areas of our business that are related to litigation and regulatory compliance pertaining to the registration of chemicals. Technical full-time equivalents increased by 2.9% to 176 from 171 for the same period last year. Utilization increased to 70% for the first nine months of 2010 as compared to 65% during the same period last year. The increase in utilization was due to our management of headcount to align resources with anticipated demand.

Compensation and Related Expenses

	Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
Compensation and related expenses	$108,800	$107,371	1.3%
Percentage of total revenues	58.4%	61.0%

The increase in compensation and related expenses during the first nine months of 2010 was due to an increase in bonuses, partially offset by a decrease in payroll and the change in value of assets associated with our deferred compensation plan. Bonuses increased by $3,519,000 due to an increase in profitability. Payroll decreased by $1,702,000 due to a decrease in technical full-time equivalent employees, partially offset by the impact of our annual salary increase. During the first nine months of 2010, compensation and related expenses decreased $446,000, with a corresponding decrease to other income, net, as compared to the same period last year due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of plan assets of $894,000 during the first nine months of 2010 and an increase in the value of plan assets of $1,340,000 during the same period last year.

Other Operating Expenses

	Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
Other operating expenses	$15,972	$15,917	0.3%
Percentage of total revenues	8.6%	9.0%

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

Reimbursable Expenses

	Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
Reimbursable expenses	$18,916	$17,877	5.8%
Percentage of total revenues	10.2%	10.2%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
General and administrative expenses	$8,611	$8,238	4.5%
Percentage of total revenues	4.6%	4.7%

The increase in general and administrative expenses during the first nine months of 2010 was due to an increase in travel and meals of $395,000, an increase in other professional services of $214,000 and several other individually insignificant increases partially offset by a decrease in bad debt expense of $554,000. The increase in travel and meals was due to an increase in business development activities and a company-wide managers meeting. The increase in other professional services was due to an increase in business development activities and professional services to assist us with entering the European defense business. The decrease in bad debt expense was primarily due to the 2009 bankruptcy filings of Chrysler and General Motors.

Other Income (Expense), Net

	Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
Other income (expense), net	$2,162	$2,792	(22.6)%
Percentage of total revenues	1.2%	1.6%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was due to a change in value of assets associated with our deferred compensation plan and a decrease in interest income. The change in value of assets associated with our deferred compensation plan caused a $446,000 decrease in other income, net with a corresponding decrease to compensation expense. This decrease consisted of an increase in the value of plan assets of $894,000 during the first nine months of 2010 and an increase in the value of plan assets of $1,340,000 during the same period last year. The decrease in interest income of $362,000 was due to a decrease in the average balance of our short-term investments and lower interest rates.

Income Taxes

	Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	Percent Change
Income taxes	$14,675	$11,676	25.7%
Percentage of total revenues	7.9%	6.6%
Effective tax rate	40.7%	39.9%

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

These new standards are effective for annual periods ending after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011; however, early adoption is permitted. We are currently evaluating the impact of adopting these new standards, but do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

As of October 1, 2010, our cash, cash equivalents and short-term investments were $92.1 million compared to $75.4 million at January 1, 2010. The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	October 1, 2010	October 2, 2009
Net cash provided by operating activities	$23,053	$6,678
Net cash provided by investing activities	5,475	15,270
Net cash used in financing activities	(4,343)	(6,117)

The increase in net cash provided by operating activities during the first nine months of 2010 was due to an increase in net income, an increase in accrued payroll and employee benefits and a larger increase in accounts payable and accrued liabilities. Accrued payroll and employee benefits increased $275,000 during the first nine months of 2010 as compared to a decrease of $5.7 million during the same period last year. The increase in accrued payroll and employee benefits was due to an increase in the growth of accrued bonuses due to a corresponding increase in profitability. Accounts payable and accrued liabilities increased by $4.7 million during the first nine months of 2010 as compared to an increase of $820,000 during the same period last year. The larger increase in accounts payable and accrued liabilities was due to the timing of payments to vendors and an increase in activity in our defense technology development business.

The decrease in net cash provided by investing activities was due to a decrease of $9,528,000 in sales and maturities of short-term investments as compared to the same period last year.

The decrease in net cash used in financing activities was primarily due to a decrease in treasury repurchases of $2.6 million.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of October 1, 2010 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase obligations	Total
2010	$1,562	$1	$5,178	$6,741
2011	5,765	6	—	5,771
2012	5,197	3	—	5,200
2013	2,900	2	—	2,902
2014	2,465	—	—	2,465
Thereafter	3,140	—	—	3,140

	$21,029	$12	$5,178	$26,219

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $13.9 million were recorded as a long-term liability on our condensed consolidated balance sheet at October 1, 2010. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of October 1, 2010 invested amounts under the plan of $13.9 million were recorded as a long-term asset on our condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three and nine months ended October 1, 2010 and October 2, 2009:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Revenues before reimbursements	$56,906	$50,666	$167,235	$158,026

EBITDA	$14,251	$10,687	$39,084	$32,037

EBITDA as a % of revenues before reimbursements	25.0%	21.1%	23.4%	20.3%

The increase in EBITDA as a percentage of revenues before reimbursements was due to an increase in product sales, improved utilization and leverage of our cost structure.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended October 1, 2010 and October 2, 2009:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net income	$7,820	$5,833	$21,339	$17,616

Add back (subtract):

Income taxes	5,383	3,854	14,675	11,676
Interest income, net	(36)	(93)	(165)	(527)
Depreciation and amortization	1,084	1,093	3,235	3,272

EBITDA	14,251	10,687	39,084	32,037

Stock-based compensation	2,239	1,693	7,332	6,437

EBITDAS	$16,490	$12,380	$46,416	$38,474

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk associated with our balances of cash and cash equivalents. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average effective maturities in accordance with the Company’s investment policy. The maximum effective maturity of any issue in our portfolio of cash equivalents is 3 years and the maximum average effective maturity of the portfolio cannot exceed 12 months. If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair market value of our portfolio of cash equivalents would not have a material impact on our financial statements. We do not use derivative financial instruments in our portfolio. There have not been any material changes during the period covered by this Quarterly Report on Form 10-Q to our interest rate risk exposures, or how these exposures are managed. Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

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

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine month period ended October 1, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cash equivalent portfolio as of October 1, 2010 consisted primarily of obligations of state and local government agencies. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of October 1, 2010, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Impairment of goodwill may require us to record a significant charge to earnings

On our balance sheet, we have $8.6 million of goodwill subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at reporting units, the loss of key employees, or changes to the scope of operations of our business could result in goodwill impairment charges. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is required to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

Impairment of long-lived assets or restructuring activities may require us to record a significant charge to earnings

Our long-lived assets, including our office and laboratory space in Menlo Park, California and our test and engineering center in Phoenix, Arizona, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment of our long-lived assets. In addition, we have operating lease commitments for office, warehouse and laboratory space of $19.3 million as of October 1, 2010. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended October 1, 2010:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 3 to July 30	—	$—	—	$15,769
July 31 to August 27	—	—	—	$15,769
August 28 to October 1	24	31.94	24	$14,995

Total	24	$31.94	24	$14,995

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

Date: November 5, 2010

/S/ PAUL R. JOHNSTON
Paul R. Johnston, Ph.D., Chief Executive Officer

/S/ RICHARD L. SCHLENKER
Richard L. Schlenker, Chief Financial Officer