Form 10-K
period 2010-12-31
EXPONENT INC
filed 2011-02-28
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 326-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the closing sales price of the Common Stock as reported on the NASDAQ National Market on July 2, 2010, the last business day of the registrant’s most recently completed second quarter, was $369,260,368. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of July 2, 2010 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer’s Common Stock outstanding as of February 18, 2011 was 14,038,388.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders to be held on June 2, 2011, are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2010

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and incorporates by reference, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended), including but not limited to statements regarding future growth and market opportunities, revenue, margins, headcount, utilization and operating expenses, that are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, statements other than statements of current or historical fact are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify certain of such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, tort reform and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in this Report under the heading “Risk Factors” and elsewhere. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to update or revise any such forward-looking statements.

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

SERVICES

Exponent provides high quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate 23 practices and centers, including:

•	Biomechanics

•	Biomedical Engineering

•	Buildings & Structures

•	Civil Engineering

•	Construction Consulting

•	Defense Technology Development

•	Ecological & Biological Sciences

•	Electrical & Semiconductors

•	Engineering Management Consulting

•	Environmental & Earth Sciences

•	Health Centers

•	Center for Chemical Regulation & Food Safety

•	Center for Epidemiology, Biostatistics & Computational Biology

•	Center for Exposure Assessment & Dose Reconstruction

•	Center for Occupational Medicine & Environmental Health

•	Center for Toxicology & Mechanistic Biology

•	Human Factors

•	Industrial Structures

•	Materials & Corrosion Engineering

•	Mechanical Engineering

•	Polymer Science & Materials Chemistry

•	Statistical & Data Sciences

•	Thermal Sciences

•	Vehicle Analysis

Biomechanics

Our biomechanics staff uses engineering and biomedical science to solve complex problems at the intersection of biology and engineering. Our expertise is used to understand and evaluate the interaction between the human body as a biological system and the physical environment to explore the cause, nature, and severity of injuries.

During the past year our biomechanics staff performed analyses of human injury from rollovers and other incidents involving the use of off-road recreational vehicles. They also looked at the implications of using protective devices (such as restraint systems and helmets) on reducing potential injuries.

Biomedical Engineering

Our Biomedical Engineering Practice applies engineering principles to the medical field, including the evaluation of designs and performance of medical devices and biotechnology. Our engineers and scientists assist clients with characterization of biomaterials, biological tissues, and medical devices. As part of regulatory compliance, we can perform preclinical testing and formulate a related regulatory strategy, conduct design verification and validation, as well as design and manufacturing failure analyses, recall management, and medical device explant analysis. In addition, our staff can perform analysis of clinical outcomes for medical devices using administrative claims databases. Our expertise is also utilized in product liability, intellectual property litigation, technology acquisition and due diligence matters.

Buildings & Structures

The basic function of a building is to provide structurally sound, durable and environmentally controlled space to house and protect occupants and contents. If this basic function is not achieved, it is because some aspect(s) of the building design or construction failed to perform its intended function. Our architects, engineers, and scientists have been investigating such failures for decades, and we use all this experience to solve problems with building systems and components, including finding the best repair options and mitigating the risk of future failures.

During the past year, we have evaluated numerous problems with residential, commercial and industrial structures for insurers, attorneys and owners. Our evaluations often included property inspections, testing, engineering analysis and development of repair recommendations. In addition, we have worked with owners to assess and mitigate the risk of failure associated with natural hazards such as hurricanes, earthquakes and tsunamis. Finally, we continue to pursue activities to address green/sustainable building issues both from a construction as well as human health standpoint to confront major social and economic decisions regarding the relationship between people-environment-profit and the built environment.

Civil Engineering

Our Civil Engineering Practice provides broad expertise that includes geotechnical engineering, geological engineering, engineering geology, and geology to address a host of geo-failures, including landslides, foundation and retaining wall failures, dam and levee failures, and earthwork construction claims. Our Water Resources staff specializes in the application of proven hydrologic, hydraulic, hydrodynamic, and sediment transport research and science to provide scientifically sound and cost-effective solutions to our clients.

As a follow-up to our analysis of the Iraqi marshlands, our Water Resources consultants have been engaged to assess issues related to the effective use of water and land resources in Iraq. Working with the Iraqi Ministry of Water Resources, our staff is developing numerical models to assess the state of water resource management within Iraq which will be used to develop a water management plan for the country going forward. We have been retained to develop a water masterplan for Iraq’s long-term growth and stability. Part of this work includes coordination with Turkey and possibly other countries to revise historical trans-boundary water policies.

Construction Consulting

Our Construction Consulting Practice provides project advisory, risk analysis, strategic planning, dispute resolution, and financial damages services. Our multi-disciplinary staff, which includes engineers, architects, construction managers, accountants, and technical specialists, provides these services to both the public and private sectors on all types of construction projects.

Our clients represent a diverse mix of companies and agencies that are involved in complex construction and capital projects. Our projects include many sectors of the construction industry, power plants, transmission and distribution facilities, petrochemical facilities, water/wastewater treatment plants, bridges and roads, marine structures, rail systems, tunnels, airports, detention facilities, commercial buildings, institutional buildings, industrial and manufacturing facilities, sporting arenas, resorts and gaming facilities, and defense operations. We provide services to most construction industry participants: owners, lending agencies, contractors, subcontractors, designers, attorneys, and insurance carriers.

Defense Technology Development

Drawing on our multidisciplinary engineering, testing, failure analysis, and prevention expertise, our Defense Technology Development Practice specializes in harnessing advanced technologies and practices from the commercial world to help our defense clients rapidly achieve solutions to their hardest integration and development problems. We identify and leverage the best in commercial off-the-shelf technologies to create integrated combat systems and modules cost-effectively and without sacrificing reliability. Our engineers and scientists work in the field alongside military personnel to ensure we understand their problems and can rapidly deliver solutions.

During the past year we continued to develop our ground penetrating radar system to provide a real-time improvised explosive device/mine detection capability to a range of ground vehicles. We were responsible for the overall system integration and developing a custom signal processing and system control software. The system is currently operational with the U.S. military and is being developed for use by several other countries. We also continue to deliver rapid deployment integrated surveillance systems that minimizes soldiers’ exposure to threats by providing continuous surveillance throughout Iraq and Afghanistan.

Ecological & Biological Sciences

Our ecological scientists provide strategic support to clients on issues related to natural resources damages associated with chemicals and forest fires, international environmental disputes, ecosystem service assessments for businesses, climate change, ecological risk assessment, novel remediation methods, restoration of wetlands and other natural resources, large development projects, resource utilization (mineral mining, oil and gas, wood pulp), and the use of chemicals and other products in commerce. The practice specializes in assessing the fate and effects of chemical, biological, and physical stressors on aquatic and terrestrial ecosystems. The practice is comprised of nationally recognized experts that cover all disciplines related to the ecological implications and risks associated with these projects.

During the past year, we were involved in projects throughout North America, Latin America, and the Middle East. We have become increasingly involved in providing expert advice and assessment methodologies related to endangered species such as the Indiana Bat (risks from wind farms), invasive species (introductions of new oyster species into U.S. waters), and biological pests such as bed bugs, an issue discussed in the media throughout the year. Our biological assessment team includes consultants with knowledge of parasitology, entomology, tropical medicine, parasite-transmitted diseases, plus those with various complementary scientific expertise.

Electrical & Semiconductors

Our team of electrical engineers performs a wide array of investigations ranging from electric power systems to semiconductor devices and contributes to safer, more reliable, electrical designs in new products. We operate laboratories for testing both heavy equipment and light electronic equipment. In addition we have a broad capability in analyzing computer software.

During the past year our electrical engineers were retained by Toyota to evaluate reports of unintended acceleration in Toyota and Lexus vehicles equipped with the Electronic Throttle Control System with Intelligence (“ETCS-i”) system. Our current evaluation, which is ongoing, involves extensive testing on multiple vehicles and individual components under a variety of normal and abnormal conditions

Engineering Management Consulting

This practice provides multi-disciplinary expertise and rapid response to assist clients with technical and management consulting services, often in extremely short time frames. Our consultants provide services in the areas of asset strategy and planning, project management, engineering, construction, maintenance, operations, environmental and risk analysis. This practice primarily services the electric and gas utility industries, focusing on transmission and distribution as well as fossil fuel and nuclear generation.

We provide unique and advanced services in performing risk and reliability assessments. Our scientists and engineers assist our clients in minimizing bottom-line losses in their business or operation. Accidents, unanticipated events, and system failures are the primary causes of deferred or lost production interruptions and may lead to loss of life, injury, property damage, and undesired releases. Our multi-disciplinary staff has performed diverse technical, business-interruption, and compliance-related risk and reliability assessments for chemical, petrochemical, petroleum, and manufacturing clients worldwide.

Environmental & Earth Sciences

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

Health Centers

Center for Chemical Regulation & Food Safety

Our Center for Chemical Regulation and Food Safety includes experienced staff of both technical and regulatory specialists who are experienced in dealing with foods, and with pesticide and non-pesticide products including conventional chemicals, biochemicals, microbials, biocides, products of biotechnology, and industrial chemicals. We provide practical, creative, scientific and regulatory support to meet global business objectives at every stage of the product cycle, from research and development to retail and beyond.

During the past year our food & chemical regulatory staff completed a significant number of projects related to REACH. REACH, Registration, Evaluation, Authorisation and Restriction of Chemical substances, is the European Union chemicals policy that requires all new substances supplied at greater than 1 tonne (approx. 2,205 lbs.) per year to be registered. With the first registration deadline for phase-in substances having been December 2010, our staff assisted a number of clients with their dossier submittals for substances of very high concern and those manufactured or imported at above 1,000 tonnes per year. In the U.S. we continued to provide services related to product development and new U.S. product registration, due diligence, and data compensation areas, as well as the approval of new pesticide inert ingredients and new chemical approvals. Our food safety consultants assisted clients with product recall, and litigation support, as well as new U.S. regulatory requirements signed into law in January 2011.

Center for Epidemiology, Biostatistics & Computational Biology

Our health scientists apply epidemiologic methods to examine and address complex health issues in a variety of settings. Through the principles of epidemiology, we analyze the interaction of host, agent, and environment to reach conclusions about the causes and occurrence of disease in human populations.

Our consultants have conducted many case-control, cohort (both prospective and retrospective), cross-sectional, experimental, and methodological studies. These studies have evaluated a variety of potential etiologic factors including occupational exposures, radiation, pesticides and other chemicals, hormones, medications, diet, alcohol, and tobacco, as well as other lifestyle factors. In 2010 we added a number of pharmacoepidemiology professionals that bring hands-on technical and strategic experience in the design and completion of preclinical drug development programs as well as the design and completion of national and international clinical development programs for a wide variety of indications, ultimately bringing these new drugs and drug combinations to market.

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

Our scientists identify and thoroughly evaluate a hazard as it exists or existed within a given environment, to assess the likelihood of the hazard migrating from an environmental release (e.g., soil, ambient air, water), consumer products, or an occupational environment to a given receptor or human population. Such evaluations include determining the chemical concentration, exposure duration, and frequency of occurrence that would be necessary to elicit the damage or adverse health effect alleged. We employ methods such as exposure simulation and dose reconstruction to re-create historical exposures to chemicals that may have occurred, when such exposures pre-date accurate measurements of chemical concentrations in the occupational environment. Our scientists have also aided regulatory agencies in developing health-based protective limits in occupational settings and setting occupational exposure limits.

Center for Occupational Medicine & Environmental Health

This center is composed of industrial hygienists, safety professionals, physicians, and scientists, with specialized training in the anticipation, recognition, evaluation, risk assessment, and control of human health hazards.

Our staff has partnered with and assisted clients with health-related issues involving workers, products, and manufacturing processes and issues concerning communities and the environment. We draw on the expertise and resources of staff located throughout the United States. Our team includes senior physicians and experienced health scientists specializing in the fields of epidemiology, industrial hygiene, toxicology, safety and engineering. This unique multidisciplinary team provides the necessary insight to address complex health issues facing businesses, corporations, property owners and others. We help to investigate a broad variety of environmental health concerns, such as evaluating claims of illnesses from environmental exposures to chemicals, dusts, molds and micro-organisms, and we develop strategies to aid in controlling such exposures when needed. We also have assisted clients with their preventive health program needs in the workplace and provide external verification of health services performance. Common medical conditions, if not managed well, can erode worker productivity and have consequent effects on the competitiveness of an enterprise.

Center for Toxicology & Mechanistic Biology

We have exceptional expertise and depth in toxicology and mechanistic biology. We provide knowledge and experience that improve decisions affecting the regulation of important substances in commerce. We work with our clients to resolve important issues that affect the safe use of a wide variety of substances. We evaluate the mechanisms by which substances can affect complex biological systems, provide perspectives on potential effects at realistic human and environmental exposure levels, and develop strategies to manage human health and environmental risks. We are recognized for our outstanding credentials and decades of experience from government, academia and industry.

During the past year we added a number of professionals with significant expertise in the pharmaceutical arena. Members of the staff have brought expertise in numerous sub-disciplines of toxicology and clinical toxicology to provide consulting in nearly all phases of drug development from preclinical studies to post marketing safety assessment. Our staff assists clients with coordination and management of traditional nonclinical toxicology and safety pharmacology studies designed to meet regulatory requirements as well as design and manage studies to address unique issues observed with their product.

Human Factors

Our Human Factors staff evaluates human performance and safety in product and system use. Our consultants study how the limitations and capabilities of people, including memory, perception, reaction time, judgment, physical size and dexterity, affect the way they use a product, interact with an organization or environment, process information or participate in an activity.

During the past year our scientists evaluated the human performance issues and behaviors that may have contributed to accident causation. We addressed the reliability of human memory and retrospective reporting in the gathering of fact-based evidence. We continue to review warnings and labeling issues related to consumer products, pharmaceuticals, medical devices and industrial products. In addition, we assist manufacturers with compliance of regulatory guidelines related to products and work with them regarding the Consumer Product Safety Commission’s new publicly available consumer product safety database, scheduled to go online in March 2011.

Industrial Structures

Our Industrial Structures Practice, based in Düsseldorf, Germany, specializes in design and assessment of industrial structures subject to extreme conditions. Our Düsseldorf office has provided design reviews and assessments on more than 800 structures around the world, and our staff has participated in the creation of several engineering standards. In 2010 the practice celebrated its 20th year of service.

Our Industrial Structures Practice provides planning, assessment, rehabilitation and dismantling analysis of bearing structures in three particular areas – antenna masts, power plants and special structures. One service we provide in over 500 locations throughout the year is quality assurance of antenna masts for a variety of facilities including telecommunications, wind energy and industrial chimneys. Our consultants provide inspection services related to new construction and assess design deficiencies related to new and existing facilities, as well as assist our clients in on-time, quality construction on their projects.

With the use of our self-developed computer software for non linear material behavior, we provide close-to-reality assessment of a wide variety of structures such as cracked reinforced concrete structures, multi-layer refractories or masonry towers.

Materials & Corrosion Engineering

Our in-depth knowledge of materials and electrochemistry, combined with the breadth of collective expertise in many areas of engineering and science, is used to understand how and why materials fail, as well as to prevent future failures. Our engineers and scientists use their broad background in field investigations, root-cause assessments, and materials engineering to solve complex problems for both industrial and legal clients. During the past year we conducted failure analysis, failure prevention, and integrity assessment investigations for a wide variety of clients including medical, aerospace, chemical processing, pipeline, automotive, construction, recreational, and other industries.

Mechanical Engineering

We provide clients with a thorough comprehension of current or alternative designs to determine potential vulnerabilities before failures occur, develop appropriate risk mitigation methods, and provide post-failure investigations. Our consultants review the safety and reliability of processes and products for a variety of industries, including transportation, heavy industry, energy, and consumer products. Our scientists and engineers also provide services in the area of intellectual property and are often asked to interpret the language of the patent from a scientific and engineering perspective and provide valuable insight regarding the proper technical interpretation of the patent claims. During the past year our mechanical engineers worked on a wide variety of projects ranging from high profile consumer product recall investigations to international pipeline issues. Our staff developed and utilized detailed, validated computational models to evaluate equipment, consumer products and medical devices to solve a variety of technical challenges associated with their design and optimization.

Polymer Science & Materials Chemistry

Our expertise in plastics, rubber, adhesive and composite systems includes a fundamental understanding of chemistry, structure, processing, properties and uses. Our staff consults with industrial, government, and insurance clients, as well as their outside counsels, regarding polymers used in diverse applications and chemical aspects of critical manufacturing environments. We assist clients in understanding the short and long-term performance of polymers and other organic materials when challenged by physical, chemical, thermal and other operational stresses. During the past year we worked on a number of materials issues related to polymers used in building construction technologies, medical devices, food packaging, high performance coatings, energy and power systems, and general consumer products.

Statistical & Data Sciences

All humans continually bear a certain degree of risk of injury or death. Our Statistical & Data Sciences Practice specializes in determining whether a particular activity or product poses an unreasonable risk. Risk estimation involves establishing a reference period and then collecting information about the number of injuries (or other adverse events) suffered and the amount of exposure during this period. The practice also provides statistical consulting services at all stages of the product life cycle to assist companies in addressing development, manufacturing, regulatory and safety issues.

Our statisticians frequently execute assignments that complement investigations by other engineers and scientists in the firm. For a recent matter in which experts from our Vehicle Analysis and Biomechanics Practices were also retained, we used government data sources to estimate the risk of lumbar disc hernia in low-energy motor vehicle crashes. Synthesizing this information with published research on the incidence of hospitalization for lumbar disc hernia in a general population and on the diagnostic error rates associated with lumbar discography, we determined that a particular occurrence of lumbar disc hernia was more likely than not attributable to causes unrelated to a subject motor vehicle crash.

Thermal Sciences

We have investigated and analyzed thousands of fires and explosions ranging from high loss disasters at manufacturing facilities to small insurance claims. Information gained from these analyses has helped us assist clients in assessing preventive measures related to the design of their products.

Our engineers use fire modeling and other computational fire dynamics (CFD) modeling tools to supplement our analytical, experimental, and field-based activities. Our staff has been applying CFD models to determine the hazard areas associated with the dispersion of liquid natural gas vapor clouds and other dense-vapor releases. The application of CFD models to these types of analyses allows a more realistic representation of the release and dispersion scenarios (for example, accounting for terrain features and other obstructions), resulting in a more accurate understanding of the hazards and a more effective use of mitigation techniques. Based on our investigation experience, we also assist industry to minimize their risk of fires and explosions. Preventive services include process safety hazard analysis for the chemical and oil and gas industries, fire protection engineering and dust explosion consulting.

Vehicle Analysis

We have performed thousands of investigations for the automotive, trucking, recreational vehicle, marine, aviation, aerospace, and rail industries. Information gained from these analyses has assisted clients in assessing preventive measures related to the design of their products as well as evaluating failures. Our Test and Engineering Center located in Phoenix, Arizona, is the setting for our most exciting and complex tests, along with rigorous analysis of results. We have gained a worldwide reputation for our ability to mobilize resources expeditiously and efficiently, integrate a broad array of technical disciplines, and provide valuable insight that is objective and withstands rigorous scrutiny. Many of our projects involve addressing the cause of accidents. Our clients rely on us to determine what happened in an accident and why it happened. In many cases, they also want us to discover what could have been done to reduce the severity of the accident or to reduce injuries to those involved. Whether the objective is design analysis, component testing, or accident reconstruction, our knowledge of vehicle systems and accident reconstruction principles and our experience from conducting full-scale tests add insight and proficiency to every project.

COMPETITION

The marketplace for our services is fragmented and we face different sources of competition in providing various services. In addition, the services that we provide to some of our clients can be performed in-house by those clients. Clients that have the capability to perform such services themselves will retain Exponent or other independent consultants because of independence concerns.

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

EMPLOYEES

As of December 31, 2010, we employed 901 full-time and part-time employees, including 645 engineering and scientific staff, 86 technical support staff and 170 administrative and support staff. Our staff includes 560 employees with advanced degrees, of which 358 employees have achieved the level of Ph.D., Sc.D. or M.D.

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

EXECUTIVE OFFICERS

The executive officers of Exponent and their ages as of February 25, 2011 are as follows:

Name	Age	Position

Paul R. Johnston, Ph.D.	57	President, Chief Executive Officer and Director

Elizabeth L. Anderson, Ph.D.	70	Group Vice President

Paul D. Boehm, Ph.D.	62	Group Vice President

Robert D. Caligiuri, Ph.D.	59	Group Vice President

Robert C. Lange	63	Group Vice President

Subbaiah V. Malladi, Ph.D.	64	Chief Technical Officer

John E. Moalli, Sc.D.	46	Group Vice President

John D. Osteraas, Ph.D.	56	Group Vice President

Richard L. Schlenker, Jr.	45	Executive Vice President, Chief Financial Officer and Corporate Secretary

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

Elizabeth L. Anderson, Ph.D., joined the Company in June 2006 as a Group Vice President and Principal Scientist. Prior to joining Exponent, Dr. Anderson was President and CEO of Sciences International, a health and environmental consulting firm. Dr. Anderson received her Ph.D. (1970) in Organic Chemistry from The American University, M.S. (1964) in Organic Chemistry from the University of Virginia and B.S. (1962) in Chemistry from the College of William and Mary. Dr. Anderson is a Fellow of the Academy of Toxicological Sciences, a founder and past-President of the Society for Risk Analysis and Editor-in-Chief of the journal, Risk Analysis: An International Journal.

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

Robert D. Caligiuri, Ph.D., joined the Company in 1987. He was promoted to Principal Engineer in 1990 and Group Vice President in 1999. Dr. Caligiuri received his Ph.D. (1977) and M.S. (1974) in Materials Science and Engineering from Stanford University and B.S. (1973) in Mechanical Engineering from the University of California, Davis. Prior to joining the Company he was a Program Manager and Materials Scientist for SRI International. He is a Registered Professional Metallurgical Engineer in the States of California, Utah, Michigan and North Carolina and a Fellow of the American Society for Materials.

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

John E. Moalli, Sc.D., joined the Company in 1992. He was promoted to Principal in 1997, served as an Office and Practice Director and became Group Vice President in 2002. Dr. Moalli received his Sc.D. (1992) in Polymers from the Massachusetts Institute of Technology and B.S. (1987) in Civil Engineering from Northeastern University. Dr. Moalli is a nationally recognized expert in polymetric materials and has an academic appointment at Stanford University.

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

Richard L. Schlenker, Jr. joined the Company in 1990. Mr. Schlenker is the Executive Vice President, Chief Financial Officer and Corporate Secretary of the Company. He was appointed Executive Vice President in April 2010, Chief Financial Officer in July 1999 and Secretary of the Company in November 1997. Mr. Schlenker was the Director of Human Resources from 1998 until his appointment as Chief Financial Officer. He was the Manager of Corporate Development from 1996 until 1998. From 1993 to 1996, Mr. Schlenker was a Business Manager, where he managed the business activities for multiple consulting practices within the Company. Prior to 1993, he held several different positions in finance and accounting within the Company. Mr. Schlenker holds a B.S. in Finance from the University of Southern California.

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

Our cash equivalent portfolio as of December 31, 2010, consisted primarily of obligations of state and local government agencies. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of December 31, 2010, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

On our balance sheet, we have $8,607,000 of goodwill subject to periodic testing for impairment.

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

Impairment of long-lived assets or restructuring activities may require us to record a significant charge to earnings.

Our long-lived assets, including our office and laboratory space in Menlo Park, California and our test and engineering center in Phoenix, Arizona, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment of our long-lived assets. In addition, we have operating lease commitments for office, warehouse and laboratory space of $18,225,000 as of December 31, 2010. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges.

Our international operations create special risks that could adversely affect our business.

We have physical offices in the United Kingdom, Germany, Switzerland and China and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilizations and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the Foreign Corrupt Practices Act; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings, and potentially adverse tax consequences.

Inherent risks related to government contracts may adversely affect our business.

We work for various United States and foreign governmental entities and agencies. Government entities reserve the right to audit our contracts and conduct inquiries and investigations of our business practices with respect to government contracts. Findings from an audit may result in fees being refunded to the government or prospective adjustment to previously agreed upon rates that will affect future margins. If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of the government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of the adequacy of such controls. Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than other commercial contracts. Negative publicity related to our government contracts, regardless of whether it is accurate, may further damage our business by affecting our ability to compete for new contracts.

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

In addition, we lease office, warehouse and laboratory space in 17 other locations in 12 states and the District of Columbia, as well as in Germany, China, Switzerland and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2010 for all leased properties was $5,030,000.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, under the symbol “EXPO”. The following table sets forth for the fiscal periods indicated the high and low sales prices for our common stock.

Stock prices by quarter	High	Low
Fiscal Year Ended January 1, 2010:
First Quarter	$30.78	$19.41
Second Quarter	$29.29	$23.50
Third Quarter	$30.00	$23.60
Fourth Quarter	$29.81	$25.01

Fiscal Year Ended December 31, 2010:
First Quarter	$29.94	$25.13
Second Quarter	$33.92	$26.71
Third Quarter	$35.00	$28.36
Fourth Quarter	$41.26	$30.87

As of February 18, 2011, there were 367 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We have never paid cash dividends on our common stock. See Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended December 31, 2010 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
October 2 to October 29	—	$—	—	$14,995
October 30 to November 26	—	—	—	$14,995
November 27 to December 31	1	$35.03	1	$14,979

Total	1	$35.03	1

COMPANY STOCK PRICE PERFORMANCE GRAPH

The graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2005 through 2010 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2005. Note that the historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
(In thousands, except per share data)	2010	2009	2008	2007	2006
Consolidated Statements of Income Data:

Revenues before reimbursements	$221,860	$205,714	$206,194	$183,139	$156,742
Revenues	$248,753	$227,882	$228,838	$205,148	$168,496
Operating income	$43,241	$33,262	$36,722	$29,944	$20,189
Net income	$27,521	$22,127	$23,160	$20,341	$14,194

Net income per share:
Basic	$1.92	$1.56	$1.57	$1.36	$0.89
Diluted	$1.83	$1.47	$1.47	$1.25	$0.83

Consolidated Balance Sheet Data:

Cash and cash equivalents	$106,549	$67,895	$32,598	$10,700	$5,238
Short-term investments	$—	$7,490	$24,772	$53,034	$52,844
Working capital	$136,860	$103,253	$82,073	$88,794	$81,280
Total assets	$258,892	$206,481	$183,090	$182,391	$161,216
Long-term liabilities	$17,358	$11,333	$6,761	$6,509	$6,185
Total stockholders’ equity	$183,800	$150,071	$128,094	$131,919	$124,305

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

Revenue recognition. We derive our revenues primarily from professional fees earned on consulting engagements, product sales in our defense technology development practice, fees earned for the use of our equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to our clients.

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

Estimating the allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for doubtful accounts based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions, aging of amounts due and changes in customer payment terms. As of December 31, 2010, our accounts receivable balance was $72,034,000, net of an allowance for doubtful accounts of $2,126,000.

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES FOR FISCAL YEARS			PERIOD TO PERIOD CHANGE
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenues	100.0%	100.0%	100.0%	9.2%	(0.4)%

Operating expenses:
Compensation and related expenses	58.2	61.5	58.3	3.4	5.0
Other operating expenses	8.6	9.4	9.9	0.3	(5.6)
Reimbursable expenses	10.8	9.7	9.9	21.3	(2.1)
General and administrative expenses	5.0	4.8	5.9	12.3	(17.8)

	82.6	85.4	84.0	5.6	1.3

Operating income	17.4	14.6	16.0	30.0	(9.4)

Other income, net	1.4	1.6	0.8	(7.8)	112.1

Income before income taxes	18.8	16.2	16.8	26.2	(3.8)

Provision for income taxes	7.7	6.5	6.7	28.8	(2.9)

Net income	11.1%	9.7%	10.1%	24.4%	(4.5)%

EXECUTIVE SUMMARY

Revenues for fiscal 2010 increased 9% and revenues before reimbursements increased 8% as compared to the prior year. This growth was due to solid overall demand and particularly strong performances in our defense technology development and mechanics and materials practices, as well as our environmental and health groups. We continued to work on a steady flow of reactive projects related to litigation, insurance claims and product recalls for which we were able to perform in-depth scientific research and analysis to determine what happened. During the year we were engaged by our clients on some major projects. We leveraged our unique engineering and scientific consulting expertise to address the key technical issues, as well as the potential health and environmental impacts. During fiscal 2010, we were also successful in expanding our client base in defense technology development to include three European countries. Throughout the year we experienced growth in regulatory compliance services as we helped clients complete the necessary scientific studies to meet the first major milestone in complying with the REACH regulation in the European Union.

Net income increased 24% and diluted earnings per share increased to $1.83 per share as compared to $1.47 per share last year. We were able to improve profitability and margins by effectively managing headcount over the past year to align our resources with demand and benefited from some major projects which resulted in improved utilization and increased leverage of our cost structure. Utilization for fiscal 2010 increased to 70% as compared to 66% during the prior year.

For 2011 we expect to be focused on selectively hiring new talent, continuing to manage our other operating and general and administrative expenses, generating additional cash from operations, maintaining a strong balance sheet, and undertaking activities such as share repurchases to enhance shareholder value.

OVERVIEW OF THE YEAR ENDED

DECEMBER 31, 2010

Our revenues consist of professional fees earned on consulting engagements, product sales in our technology development practice, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal years ended December 31, 2010 and January 1, 2010 included 52 weeks of activity. The fiscal year ended January 1, 2009 included 53 weeks of activity.

During fiscal 2010, we had a 9% increase in revenues as compared to the prior year. The increase in revenues was due to an increase in billable hours in our engineering and other scientific segment and our environmental and health segment, an increase in reimbursable project related costs for consulting projects in our defense technology development practice and higher billing rates. Billable hours increased 3.8% to 900,000 during fiscal 2010 as compared to 867,000 during the prior year. The increase in billable hours was due to an increase in activity in the areas of our business that are related to litigation, regulatory compliance, and defense technology development. Reimbursable project related costs for consulting projects in our defense technology development practice increased 68% to $8,017,000 during fiscal 2010 as compared to $4,762,000 during the prior year due to an increase in activity in this practice. Technical full-time equivalent employees decreased by 1.7% to 620 during fiscal 2010 as compared to 631 during the prior year. Utilization increased to 70% for fiscal 2010 as compared to 66% for the prior year. The increase in utilization was due to our management of headcount to align resources with anticipated demand.

FISCAL YEARS ENDED DECEMBER 31, 2010, AND JANUARY 1, 2010

Revenues

(In thousands except	Fiscal Years		Percent
percentages)	2010	2009	Change
Engineering and other scientific	$184,146	$171,757	7.2%
Percentage of total revenues	74.0%	75.4%
Environmental and health	64,607	56,125	15.1%
Percentage of total revenues	26.0%	24.6%

Total revenues	$248,753	$227,882	9.2%

The increase in revenues for our engineering and other scientific segment during fiscal 2010 was due to an increase in reimbursable project related costs for consulting projects in our defense technology development practice, an increase in billable hours and higher billing rates. Reimbursable project related costs for consulting projects in our defense technology development practice increased 68% to $8,017,000 during fiscal 2010 as compared to $4,762,000 during fiscal 2009 due to an increase in activity in this practice. During fiscal 2010, billable hours for this segment increased by 0.5% to 641,000 as compared to 638,000 during fiscal 2009. Technical full-time equivalent employees for this segment decreased by 4.1% to 441 during fiscal 2010 as compared to 460 during fiscal 2009. Utilization for this segment increased to 70% for fiscal 2010 as compared to 67% during fiscal 2009. The increase in utilization was due to our management of headcount to align resources with demand and the benefit of some major projects. Product sales in our defense technology development practice were $12.1 million for both fiscal 2010 and 2009.

The increase in revenues for our environmental and health segment during fiscal 2010 was driven by an increase in billable hours and higher billing rates. During fiscal 2010, billable hours for this segment increased by 13.1% to 259,000 as compared to 229,000 during fiscal 2009. The increase in billable hours was due to an increase in activity in the areas of our business that are related to litigation and regulatory compliance pertaining to the registration of chemicals. Technical full-time equivalent employees for this segment increased by 4.7% to 179 during fiscal 2010 as compared to 171 during fiscal 2009. Utilization for this segment increased to 70% for fiscal 2010 as compared to 64% for fiscal 2009. The increase in utilization was due to our management of headcount to align resources with demand and the benefit of some major projects.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2010	2009	Change
Compensation and related expenses	$144,842	$140,107	3.4%
Percentage of total revenues	58.2%	61.5%

The increase in compensation and related expenses during fiscal 2010 was due to an increase in bonus expense partially offset by a decrease in payroll expense. Bonus expense increased by $5,422,000 due to a corresponding increase in profitability. Payroll expense decreased by $972,000 due to a 1.7% decrease in technical full time equivalent employees partially offset by our annual salary increases. Included in compensation and related expenses, with a corresponding increase to other income, net, is the increase in value of assets associated with our deferred compensation plan of $1,925,000 and $1,891,000 for fiscal 2010 and fiscal 2009, respectively. We expect an increase in average technical full-time equivalent employees during 2011. Average technical full-time equivalent employees for the fourth quarter of 2010 were 634. We also expect an increase in compensation expense due to the impact of our annual salary increases which will be effective at the beginning of the second quarter of 2011.

Other Operating Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2010	2009	Change
Other operating expenses	$21,413	$21,340	0.3%
Percentage of total revenues	8.6%	9.4%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. Other operating expenses remained relatively consistent with the prior year due to our continuing efforts to manage our cost structure by reducing discretionary spending and negotiating favorable agreements with our vendors. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2010	2009	Change
Reimbursable expenses	$26,893	$22,168	21.3%
Percentage of total revenues	10.8%	9.7%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our defense technology development practice. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2010	2009	Change
General and administrative expenses	$12,364	$11,005	12.3%
Percentage of total revenues	5.0%	4.8%

The increase in general and administrative expenses during fiscal 2010 was primarily due to an increase in legal expenses of $692,000, an increase in travel and meals of $563,000, and an increase in contributions of $227,000 partially offset by a decrease in bad debt expense of $617,000. The increase in legal fees was primarily due to the costs associated with legal claims. The increase in travel and meals was due to an increase in business development activities and a company-wide managers meeting. The decrease in bad debt expense was primarily due to an improvement in the general macroeconomic climate and the 2009 bankruptcy filings of Chrysler and General Motors. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts, and pursue staff development initiatives.

Other Income and Expense

(In thousands except	Fiscal Years		Percent
percentages)	2010	2009	Change
Other income and expense, net	$3,467	$3,759	(7.8)%
Percentage of total revenues	1.4%	1.6%

Other income and expense, net, consists primarily of investment income earned on available cash, cash equivalents and short-term investments, rental income from leasing excess space in our Silicon Valley facility, and changes in the value of assets associated with our deferred compensation plan. The decrease in other income and expense, net, during fiscal 2010 was primarily due to a decrease in interest income of $416,000 due to lower short-term interest rates. Included in other income and expense, net, with a corresponding increase to compensation and related expenses, is the increase in value of assets associated with our deferred compensation plan of $1,925,000 and $1,891,000 for fiscal 2010 and fiscal 2009, respectively.

Income Taxes

(In thousands except	Fiscal Years		Percent
percentages)	2010	2009	Change
Income taxes	$19,187	$14,894	28.8%
Percentage of total revenues	7.7%	6.5%
Effective tax rate	41.1%	40.2%

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

These new standards are effective for annual periods beginning after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011. We do not expect the adoption of these standards to have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2010	2009	2008
Net cash provided by (used in):
Operating activities	$36,052	$26,816	$36,368
Investing activities	$4,930	$16,136	$21,063
Financing activities	$(2,220)	$(7,760)	$(34,063)

We financed our business in fiscal 2010 principally through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. At the end of fiscal 2010, we had $106.5 million in cash, cash equivalents and short-term investments compared to $75.4 million at the end of the prior year.

The increase in net cash provided by operating activities during fiscal 2010 as compared to fiscal 2009 was due to an increase in net income, a larger increase in accrued payroll and employee benefits, a larger increase in accounts payable and accrued liabilities, an increase in deferred revenue, and an increase in stock-based compensation partially offset by a larger increase in accounts receivable and an increase in prepaid expenses and other assets. Accrued payroll and employee benefits increased $8,696,000 during fiscal 2010 as compared to an increase of $507,000 during fiscal 2009. The larger increase in accrued payroll and employee benefits was primarily due to an increase in deferred compensation and an increase in accrued bonuses driven by a corresponding increase in profitability. Accounts payable and accrued liabilities increased by $9,485,000 during fiscal 2010 as compared to an increase of $714,000 during fiscal 2009.

The larger increase in accounts payable and accrued liabilities was due to an increase in activity in our defense technology development practice and the timing of payments to our vendors. Deferred revenues increased $1,374,000 during fiscal 2010 as compared to a decrease of $1,414,000 during fiscal 2009. The increase in deferred revenues was due to an increase in pre-billed projects. Stock-based compensation was $9,257,000 during fiscal 2010 as compared to $7,931,000 during fiscal 2009. The increase in stock-based compensation was due to additional restricted stock unit grants during fiscal 2010 and an increase in the accrued bonus that we expect to settle with fully vested restricted stock units. Accounts receivable increased $11,181,000 during fiscal 2010 as compared to an increase of $4,372,000 during fiscal 2009. The larger increase in accounts receivable was due to an increase in revenues. Days sales outstanding decreased to 92 days at the end of fiscal 2010 as compared to 96 days at the end of fiscal 2009. Prepaid expenses and other assets increased $8,520,000 during fiscal 2010 as compared to a decrease of $635,000 during fiscal 2009. The larger increase in prepaid expenses and other assets during fiscal 2010 was due to an increase in deferred compensation, an increase in inventory and an increase in prepaid income taxes.

The decrease in net cash provided by operating activities during fiscal 2009 as compared to fiscal 2008 was due to a smaller increase in accrued payroll and employee benefits, a smaller increase in accounts payable and accrued expenses, net of a smaller tax benefit for stock plans, a larger decrease in deferred revenues and a decrease in net income. Accrued payroll and employee benefits increased by $507,000 during fiscal 2009 as compared to an increase of $5.5 million during fiscal 2008. The smaller increase during fiscal 2009 was due to the timing of pay dates in relation to the end of our fiscal year and a decrease in the growth of accrued bonuses. Accounts payable and accrued liabilities, net of the tax benefit for stock plans, decreased by $2.6 million during fiscal 2009 as compared to a decrease of $181,000 during fiscal 2008. The larger decrease during fiscal 2009 was due to the timing of payments to vendors and a decrease in activity in our technology development practice. During fiscal 2009 deferred revenues decreased $1.4 million as compared to a decrease of $287,000 during fiscal 2008. The larger decrease was due to fewer pre-billed projects.

During fiscal 2010, 2009, and 2008, net cash provided by investing activities primarily related to the purchase and sale or maturity of short-term investments.

The decrease in net cash used in financing activities during fiscal 2010, as compared to fiscal 2009, was due to a decrease in repurchases of our common stock under our stock repurchase programs.

The decrease in net cash used in financing activities during fiscal 2009, as compared to fiscal 2008, was due to a decrease in repurchases of our common stock under our stock repurchase programs.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs or strategically acquire firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of December 31, 2010 (in thousands):

Fiscal year	Operating lease commitments	Capital leases	Purchase Obligations	Total
2011	$5,817	$5	$4,131	$9,953
2012	5,231	4	—	5,235
2013	2,934	2	—	2,936
2014	2,499	—	—	2,499
2015	1,479	—	—	1,479
Thereafter	1,705	—	—	1,705

	$19,665	$11	$4,131	$23,807

The above table does not reflect unrecognized tax benefits of $376,000, the timing of which is uncertain. Refer to Note 8 of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $15,068,000 were recorded as a long-term liability on our consolidated balance sheet at December 31, 2010. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of December 31, 2010, invested amounts under the plan of $15,068,000 were recorded as a long-term asset on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for fiscal years 2010, 2009 and 2008:

(in thousands, except percentages)

	Fiscal Years
	2010	2009	2008
Revenues before reimbursements	$221,860	$205,714	$206,194

EBITDA	$50,833	$40,759	$40,896

EBITDA as a % of revenues before reimbursements	22.9%	19.8%	19.8%

The increase in EBITDA as a percentage of revenues before reimbursements for fiscal 2010 as compared to fiscal 2009 was primarily due to an increase in utilization and our efforts to manage our cost structure. Utilization for fiscal 2010 increased to 70% as compared to 66% during fiscal 2009. In fiscal 2009, we were able to maintain EBITDA as a percentage of revenues before reimbursements as compared to fiscal 2008 through our efforts to manage our cost structure by reducing discretionary spending and negotiating favorable agreements with our vendors. In fiscal 2011, we expect EBITDA as a percentage of revenues before reimbursements to be slightly lower than fiscal 2010.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for fiscal 2010, 2009 and 2008:

(in thousands)

	Fiscal Years
	2010	2009	2008
Net Income	$27,521	$22,127	$23,160

Add back (subtract):

Income taxes	19,187	14,894	15,334
Interest income, net	(198)	(614)	(1,707)
Depreciation and amortization	4,323	4,352	4,109

EBITDA	50,833	40,759	40,896

Stock-based compensation	9,257	7,931	7,828

EBITDAS	$60,090	$48,690	$48,724

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Exponent is exposed to interest rate risk associated with our balances of cash and cash equivalents. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average effective maturities in accordance with the Company’s investment policy. The maximum effective maturity of any issue in our portfolio of cash equivalents and short-term investments is 3 years and the maximum average effective maturity of the portfolio cannot exceed 12 months.

If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair value of our portfolio of cash equivalents would not have a material impact on our financial statements. We do not use derivative financial instruments in our investment portfolio. Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

(c)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K. We intend to file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, code of ethics and compliance with section 16(a) of the Exchange Act is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Proposal No. 1: Election of Directors,” “Code of Business Conduct and Corporate Governance” and “Compliance with Section 16(a) of the Exchange Act.” See Item 1 for information regarding the executive officers of the Company.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

	The following consolidated financial statements of Exponent, Inc. and subsidiaries and the
	Report of Independent Registered Public Accounting Firm are included herewith:

		Page

	Report of Independent Registered Public Accounting Firm	32

	Consolidated Statements of Income for the years ended December 31, 2010, January 1, 2010 and January 2, 2009	34

	Consolidated Balance Sheets as of December 31, 2010 and January 1, 2010	35

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, January 1, 2010 and January 2, 2009	36

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, January 1, 2010 and January 2, 2009	37

	Consolidated Statements of Cash Flows for the years ended December 31, 2010, January 1, 2010 and January 2, 2009	39

	Notes to Consolidated Financial Statements	40

2.	Financial Statement Schedules

	The following financial statement schedule of Exponent, Inc. for the years ended December 31, 2010, January 1, 2010 and January 2, 2009 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

		Page

	Schedule II - Valuation and Qualifying Accounts	59

	Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits
		Page

	(a) Exhibit Index	61

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of December 31, 2010 and January 1, 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule II. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of December 31, 2010 and January 1, 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Exponent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

KPMG LLP

San Francisco, California

February 25, 2011

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2010	2009	2008
Revenues:
Revenues before reimbursements	$221,860	$205,714	$206,194
Reimbursements	26,893	22,168	22,644

Revenues	248,753	227,882	228,838

Operating expenses:
Compensation and related expenses	144,842	140,107	133,469
Other operating expenses	21,413	21,340	22,614
Reimbursable expenses	26,893	22,168	22,644
General and administrative expenses	12,364	11,005	13,389

	205,512	194,620	192,116

Operating income	43,241	33,262	36,722

Other income:
Interest income, net	198	614	1,707
Miscellaneous income, net	3,269	3,145	65

Income before income taxes	46,708	37,021	38,494

Provision for income taxes	19,187	14,894	15,334

Net income	$27,521	$22,127	$23,160

Net income per share:
Basic	$1.92	$1.56	$1.57
Diluted	$1.83	$1.47	$1.47
Shares used in per share computations:
Basic	14,354	14,186	14,710
Diluted	15,069	15,030	15,724

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

	Fiscal Years
(In thousands, except par value)	2010	2009
Assets

Current assets:
Cash and cash equivalents	$106,549	$67,895
Short-term investments	—	7,490
Accounts receivable, net of allowance for doubtful accounts of $2,126 and $2,717, respectively	72,034	62,662
Prepaid expenses and other assets	10,585	5,789
Deferred income taxes	5,426	4,494

Total current assets	194,594	148,330

Property, equipment and leasehold improvements, net	27,267	29,115
Goodwill	8,607	8,607
Deferred income taxes	12,940	10,476
Deferred compensation plan assets	15,068	9,544
Other assets	416	409

	$258,892	$206,481

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$9,715	$4,498
Accrued payroll and employee benefits	41,888	35,822
Deferred revenues	6,131	4,757

Total current liabilities	57,734	45,077

Other liabilities	413	367
Deferred compensation	15,068	9,543
Deferred rent	1,877	1,423

Total liabilities	75,092	56,410

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value; 100,000 shares authorized;
16,427 shares issued	16	16
Additional paid-in capital	96,089	83,808
Accumulated other comprehensive loss	(451)	(367)
Retained earnings	156,086	139,606
Treasury stock, at cost: 2,431 and 2,690 shares held, respectively	(67,940)	(72,992)

Total stockholders’ equity	183,800	150,071

	$258,892	$206,481

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2010	2009	2008
Net income	$27,521	$22,127	$23,160

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(53)	(122)	(554)
Unrealized (loss) gain arising during the period on investments, net of tax	(31)	100	(138)

Comprehensive income	$27,437	$22,105	$22,468

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury Stock		Total

	Shares	Amount				Shares	Amount
Balance at December 28, 2007	16,427	$16	$59,772	$347	$113,018	2,068	$(41,234)	$131,919
Employee stock purchase plan	—	—	409	—	—	(33)	576	985
Exercise of stock options, net of swaps	—	—	(397)	—	(6,249)	(581)	9,269	2,623
Tax benefit for stock option plans	—	—	5,551	—	—	—	—	5,551
Amortization of unrecognized stock-based compensation	—	—	3,762	—	—	—	—	3,762
Purchase of treasury shares	—	—	—	—	—	1,409	(41,273)	(41,273)
Foreign currency translation adjustments	—	—	—	(554)	—	—	—	(554)
Grant of restricted stock units to settle accrued bonus	—	—	3,637	—	—	—	—	3,637
Settlement of restricted stock units	—	—	—	—	(2,802)	(126)	1,224	(1,578)
Unrealized gain (loss) on investments	—	—	—	(138)	—	—	—	(138)
Net income	—	—	—	—	23,160	—	—	23,160

Balance at January 2, 2009	16,427	$16	$72,734	$(345)	$127,127	2,737	$(71,438)	$128,094
Employee stock purchase plan	—	—	146	—	—	(33)	702	848
Exercise of stock options, net of swaps	—	—	(227)	—	(5,185)	(392)	8,251	2,839
Tax benefit for stock option plans	—	—	3,282	—	—	—	—	3,282
Amortization of unrecognized stock-based compensation	—	—	4,134	—	—	—	—	4,134
Purchase of treasury shares	—	—	—	—	—	540	(13,121)	(13,121)
Foreign currency translation adjustments	—	—	—	(122)	—	—	—	(122)
Grant of restricted stock units to settle accrued bonus	—	—	3,739	—	—	—	—	3,739
Settlement of restricted stock units	—	—	—	—	(4,463)	(162)	2,614	(1,849)
Unrealized gain on investments	—	—	—	100	—	—	—	100
Net income	—	—	—	—	22,127	—	—	22,127

Balance at January 1, 2010	16,427	$16	$83,808	$(367)	$139,606	2,690	$(72,992)	$150,071

See accompanying notes to the Consolidated Financial Statements.

(In thousands)	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury Stock		Total

	Shares	Amount				Shares	Amount
Balance at January 1, 2010	16,427	$16	$83,808	$(367)	$139,606	2,690	$(72,992)	$150,071
Employee stock purchase plan	—	—	125	—	—	(26)	671	796
Exercise of stock options, net of swaps	—	—	(82)	—	(6,059)	(330)	8,220	2,079
Tax benefit for stock option plans	—	—	3,972	—	—	—	—	3,972
Amortization of unrecognized stock-based compensation	—	—	4,724	—	—	—	—	4,724
Purchase of treasury shares	—	—	—	—	—	244	(6,899)	(6,899)
Foreign currency translation adjustments	—	—	—	(53)	—	—	—	(53)
Grant of restricted stock units to settle accrued bonus	—	—	3,566	—	—	—	—	3,566
Settlement of restricted stock units	—	—	(24)	—	(4,982)	(147)	3,060	(1,946)
Unrealized gain on investments	—	—	—	(31)	—	—	—	(31)
Net income	—	—	—	—	27,521	—	—	27,521

Balance at December 31, 2010	16,427	$16	$96,089	$(451)	$156,086	2,431	$(67,940)	$183,800

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$27,521	$22,127	$23,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,323	4,352	4,109
Amortization of premiums and accretion of discounts on short-term investments	35	170	451
Amortization of deferred compensation contribution	—	—	181
Deferred rent expense	454	(370)	38
Provision for doubtful accounts	1,809	3,918	2,750
Stock-based compensation	9,257	7,931	7,828
Deferred income tax provision	(3,229)	(4,100)	(1,344)
Tax benefit for stock option plans	(3,972)	(3,282)	(5,549)
Changes in operating assets and liabilities:
Accounts receivable	(11,181)	(4,372)	(5,139)
Prepaid expenses and other assets	(8,520)	635	(655)
Accounts payable and accrued liabilities	9,485	714	5,368
Accrued payroll and employee benefits	8,696	507	5,457
Deferred revenues	1,374	(1,414)	(287)

Net cash provided by operating activities	36,052	26,816	36,368

Cash flows from investing activities:
Capital expenditures	(2,475)	(2,017)	(5,646)
Purchase of short-term investments	—	—	(77,911)
Sale/maturity of short-term investments	7,405	18,153	104,620

Net cash provided by investing activities	4,930	16,136	21,063

Cash flows from financing activities:
Tax benefit for stock option plans	3,972	3,282	5,549
Payroll taxes for restricted stock units	(1,946)	(1,849)	(1,578)
Repurchase of common stock	(7,145)	(12,875)	(41,588)
Exercise of share-based payment awards	2,899	3,682	3,554

Net cash used in financing activities	(2,220)	(7,760)	(34,063)

Effect of foreign currency exchange rates on cash and cash equivalents	(108)	105	(1,470)

Net increase in cash and cash equivalents	38,654	35,297	21,898
Cash and cash equivalents at beginning of year	67,895	32,598	10,700

Cash and cash equivalents at end of year	$106,549	$67,895	$32,598

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

Exponent, Inc. together with its subsidiaries (collectively referred to as the “Company”) is a science and engineering consulting firm that provides solutions to complex problems. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal year 2010 included 52 weeks of activity and ended on December 31, 2010. Fiscal year 2009 included 52 weeks of activity and ended on January 1, 2010. Fiscal year 2008 included 53 weeks of activity and ended on January 2, 2009.

Authorized Capital Stock

The Company committed to stockholders in a letter dated May 23, 2006 to limit its use of the increased authorized capital stock to 40 million common shares, and 2 million preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock.

Revenue Recognition

The Company derives its revenues primarily from professional fees earned on consulting engagements, product sales in its defense technology development practice, fees earned for the use of its equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to its clients. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.

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

Gross revenues and reimbursements for the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009, respectively, were:

	Fiscal Years
(In thousands)	2010	2009	2008
Gross revenues	$260,413	$234,602	$235,040
Less: Subcontractor fees	11,660	6,720	6,202

Revenues	248,753	227,882	228,838

Reimbursements:
Out-of-pocket reimbursements	4,870	4,652	5,182
Other outside direct expenses	22,023	17,516	17,462

	26,893	22,168	22,644

Revenues before reimbursements	$221,860	$205,714	$206,194

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal 2010, 2009 or 2008.

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

When evaluating the Company’s goodwill for impairment annually, or based upon the existence of one or more of the above factors, the Company determines the existence of an impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied value of the reporting unit goodwill. The Company did not recognize any goodwill impairment losses in fiscal 2010, 2009 or 2008.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects. The Company had $6,131,000 and $4,757,000 in deferred revenues as of December 31, 2010 and January 1, 2010, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. United States income taxes are provided on the earnings of foreign subsidiaries unless the subsidiaries earnings are considered permanently reinvested outside the United States. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at December 31, 2010.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, other assets and accounts payable. The carrying amount of the Company’s cash and cash equivalents, short-term investments, accounts receivable, other assets and accounts payable approximates their fair values.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the entire award. The Company estimates the number of awards that are expected to vest and revises the estimate as actual forfeitures differ from that estimate. Estimated forfeiture rates are based on the Company’s historical experience.

Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2010	2009	2008
Shares used in basic per share computation	14,354	14,186	14,710
Effect of dilutive common stock options outstanding	288	460	691
Effect of unvested restricted stock units outstanding	427	384	323

Shares used in diluted per share computation	15,069	15,030	15,724

There were no options excluded from the diluted per share calculation for the fiscal year ended December 31, 2010. Common stock options to purchase 60,000 and 53,854 shares with exercise prices greater than the average fair market value of the Company’s common stock, were excluded from the diluted per share calculation for the fiscal years ended January 1, 2010 and January 2, 2009, respectively. The weighted average exercise price for the antidilutive shares was $31.01 for each of the fiscal years ended January 1, 2010 and January 2, 2009.

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2010:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$41,782	$—	$—	$41,782

Cash equivalents:
Money market securities	64,767	—	—	64,767

Total cash equivalents	64,767	—	—	64,767

Total cash and cash equivalents	106,549	—	—	106,549

Short-term investments:
State and municipal bonds	—	—	—	—

Total short-term investments	—	—	—	—

Total cash, cash equivalents and short-term investments	$106,549	$—	$—	$106,549

Cash, cash equivalents and short-term investments consisted of the following as of January 1, 2010:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$10,969	$—	$—	$10,969

Cash equivalents:
Money market securities	56,926	—	—	56,926

Total cash equivalents	56,926	—	—	56,926

Total cash and cash equivalents	67,895	—	—	67,895

Short-term investments:
State and municipal bonds	7,439	51	—	7,490

Total short-term investments	7,439	51	—	7,490

Total cash, cash equivalents and short-term investments	$75,334	$51	$—	$75,385

Market values were determined for each individual security in the investment portfolio. As of December 31, 2010, Exponent had no available-for-sale securities.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$64,767	$64,767	$—	$—

Fixed income trading securities held in deferred compensation plan (2)	4,956	4,956	—	—

Equity trading securities held in deferred compensation plan (2)	10,423	10,423	—	—

Total	$80,146	$80,146	$—	$—

Liabilities
Deferred compensation plan (3)	15,379	15,379	—	—

Total	$15,379	$15,379	$—	$—

(1)	Included in cash and cash equivalents and short-term investments on the Company’s consolidated balance sheet.
(2)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(3)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 1, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$64,416	$56,926	$7,490	—

Fixed income trading securities held in deferred compensation plan (2)	2,873	2,873	—	—

Equity trading securities held in deferred compensation plan (2)	6,960	6,960	—	—

Total	$74,249	$66,759	$7,490	$—

Liabilities
Deferred compensation plan (3)	9,833	9,833	—	—

Total	$9,833	$9,833	$—	$—

(1)	Included in cash and cash equivalents and short-term investments on the Company’s consolidated balance sheet.
(2)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(3)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities represent primarily obligations of state and local government agencies. At December 31, 2010, $64,767,000 of money market securities were classified as cash equivalents. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 12 for additional information about the Company’s deferred compensation plan.

At December 31, 2010 and January 1, 2010, the Company did not have any assets valued using significant unobservable inputs.

Note 4: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2010	2009
Property:
Land	$4,450	$4,450
Buildings	33,727	33,419
Construction in progress	40	242
Equipment:
Machinery and equipment	25,118	23,770
Office furniture and equipment	5,861	5,739
Leasehold improvements	9,233	8,661

	78,429	76,281
Less accumulated depreciation and amortization	51,162	47,166

Property, equipment and leasehold improvements, net	$27,267	$29,115

Depreciation and amortization for the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009, was $4,323,000, $4,352,000 and $4,109,000, respectively.

Note 5: Goodwill

Below is a breakdown of goodwill, reported by segment as of December 31, 2010:

(In thousands)	Environmental and health	Engineering and other scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the fiscal year ended December 31, 2010. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the fiscal year ended December 31, 2010.

Note 6: Inventory

At December 31, 2010, the Company had $1,630,000 and $1,225,000 of finished goods and raw materials inventory, respectively. At January 1, 2010, the Company had $143,000 of finished goods inventory included in prepaid expenses and other current assets in the accompanying balance sheet. Inventory is stated at the lower of cost or market using the specific identification method.

Note 7: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2010	2009
Billed accounts receivable	$47,198	$46,461
Unbilled accounts receivable	26,962	18,918
Allowance for doubtful accounts	(2,126)	(2,717)

Total accounts receivable, net	$72,034	$62,662

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2010	2009
Accounts payable	$6,966	$2,162
Accrued liabilities	2,749	2,336

Total accounts payable and other accrued liabilities	$9,715	$4,498

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2010	2009
Accrued bonuses payable	$25,485	$20,172
Accrued 401(k) contributions	5,753	5,778
Accrued vacation	6,586	5,940
Other accrued payroll and employee benefits	4,064	3,932

Total accrued payroll and employee benefits	$41,888	$35,822

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs.

Note 8: Income Taxes

Income before income taxes includes income from foreign operations of $2,995,000, $1,269,000 and $2,485,000 for fiscal 2010, 2009 and 2008, respectively.

Total income tax expense for the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009 consisted of the following:

	Fiscal Years
(In thousands)	2010	2009	2008
Current
Federal	$17,383	$14,932	$12,728
Foreign	758	320	755
State	4,275	3,742	3,195

	22,416	18,994	16,678
Deferred
Federal	(2,474)	(3,353)	(1,090)
State	(755)	(747)	(254)

	(3,229)	(4,100)	(1,344)

Total	$19,187	$14,894	$15,334

The Company’s effective tax rate differs from the statutory federal tax rate of 35% as shown in the following schedule:

	Fiscal Years
(In thousands)	2010	2009	2008
Tax at federal statutory rate	$16,347	$12,957	$13,473
State taxes, net of federal benefit	2,361	1,881	1,912
Tax exempt interest income	(62)	(210)	(558)
Non-deductible expenses	205	170	249
Non-deductible stock-based compensation	34	54	56
Other	302	42	202

Tax expense	$19,187	$14,894	$15,334

Effective tax rate	41.1%	40.2%	39.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and January 1, 2010 are presented in the following schedule:

	Fiscal Years
(In thousands)	2010	2009
Deferred tax assets:
Accrued liabilities and allowances	$11,786	$10,608
Deferred compensation	11,448	8,168

Total deferred tax assets	23,234	18,776

Deferred tax liabilities:
State taxes	(1,289)	(1,008)
Deductible goodwill	(2,490)	(2,225)
Property, equipment and leasehold improvements	(217)	(474)
Other	(872)	(99)

Total deferred tax liabilities	(4,868)	(3,806)

Net deferred tax assets	$18,366	$14,970

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009, the net deduction in tax payable arising from employees’ stock award activity was $3,972,000, $3,282,000 and $5,551,000 respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2007. The Company is no longer subject to California franchise tax examinations for years prior to 2006. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2006.

At December 31, 2010, the Company had unrecognized tax benefits of $376,000, which primarily related to uncertainty regarding the sustainability of certain deductions taken on the Company’s federal and state income tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 2, 2009	$315,000
Additions based on tax positions related to the current year	54,000
Additions for tax positions of prior years	4,000
Reductions due to lapse of statute of limitations	(49,000)
Settlements	—

Balance at January 1, 2010	324,000
Additions based on tax positions related to the current year	83,000
Additions for tax positions of prior years	3,000
Reductions due to lapse of statute of limitations	(34,000)
Settlements	—

Balance at December 31, 2010	$376,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2010 was $2,046,000. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

Note 9: Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. The Company committed to stockholders in a letter dated May 23, 2006 to limit its use to 2,000,000 preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock. None of the preferred shares were issued and outstanding at December 31, 2010 and January 1, 2010.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments and unrealized gains or losses on investments.

Treasury Stock

Net losses related to the re-issuance of treasury stock of $11,041,000, $9,648,000 and $9,051,000 were recorded as a reduction to retained earnings during fiscal 2010, 2009 and 2008, respectively.

Repurchase of Common Stock

The Company repurchased 244,000 shares of its common stock for $6,899,000 during the fiscal year ended December 31, 2010. The Company repurchased 540,000 shares of its common stock for $13,121,000 during the fiscal year ended January 1, 2010. The Company repurchased 1,409,000 shares of its common stock for $41,273,000 during the fiscal year ended January 2, 2009. As of December 31, 2010, the Company had remaining authorization under its stock repurchase plan of $14,979,000 to repurchase shares of common stock.

Note 10: Stock-Based Compensation

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

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan is 1,869,720 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of December 31, 2010, 1,185,439 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 200,000 shares of common stock. As of December 31, 2010, 123,244 shares were available for grant. Weighted average purchase prices for shares sold under all ESPP plans in fiscal 2010, 2009 and 2008 were $30.72, $25.46 and $29.97, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009, the Company recorded stock-based compensation expense associated with accrued bonus awards of $4,533,000, $3,797,000 and $4,066,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $4,077,000, $3,467,000 and $3,032,000 during the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009, respectively.

The number of restricted stock unit awards outstanding as of December 31, 2010 is as follows(1):

	Number of awards outstanding	Weighted- average fair value
Balance as of December 28, 2007	452,373	$15.12
Awards granted	240,692	31.58
Awards vested	(200,983)	23.35
Awards cancelled	(2,982)	24.20

Balance as of January 2, 2009	489,100	$19.78
Awards granted	337,867	24.14
Awards vested	(284,423)	19.00
Awards cancelled	(8,307)	17.71

Balance as of January 1, 2010	534,237	$23.00
Awards granted	265,894	28.78
Awards vested	(241,916)	23.26
Awards cancelled	(2,833)	26.73

Balance as of December 31, 2010	555,382	$25.64

(1)	Does not include employee stock purchase or stock option plans.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. During the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009, the Company recorded stock-based compensation expense of $31,000, $56,000 and $231,000, respectively, associated with stock options granted prior to, but not yet vested as of December 30, 2005. During the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009, the Company recorded stock-based compensation expense of $616,000, $611,000 and $499,000, respectively, associated with stock options granted after December 30, 2005.

Option activity is as follows(1):

	Number of shares outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance as of December 28, 2007	1,711,350	$7.49
Options granted	60,000	31.01
Options cancelled	—	—
Options exercised	(583,051)	4.59

Balance as of January 2, 2009	1,188,299	$10.10
Options granted	30,000	23.07
Options cancelled	—	—
Options exercised	(401,190)	7.73

Balance as of January 1, 2010	817,109	$11.74
Options granted	42,500	25.96
Options cancelled	—	—
Options exercised	(348,469)	7.67

Balance as of December 31, 2010	511,140	$15.69	4.61	$11,170

Vested and expected to vest as of December 31, 2010	499,394	$15.52	4.55	$10,998

Exercisable at December 31, 2010	375,140	$12.77	3.63	$9,293

(1)	Does not include restricted stock or employee stock purchase plans

The total intrinsic value of options exercised during the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009 was $8,086,064, $7,673,830 and $14,979,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended December 31, 2010, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair-value of the Company’s stock.

Information regarding options outstanding at December 31, 2010 is summarized below:

	Outstanding			Exercisable
Range of exercise price	Number of options	Weighted- average remaining life in years	Weighted- average exercise price	Number of shares	Weighted average exercise price
$5.48-7.66	153,640	1.66	$6.68	153,640	$6.68
$11.31-11.31	40,000	3.19	$11.31	40,000	$11.31
$12.02-15.65	115,000	4.19	$13.26	99,000	$13.40
$18.37-25.96	142,500	7.46	$22.14	52,500	$20.08
$31.01-$31.01	60,000	7.10	$31.01	30,000	$31.01

	511,140	4.61	$15.69	375,140	$12.77

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

The assumptions used to value option grants for the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009 are as follows:

	Stock Option Plan
	2010	2009	2008
Expected life (in years)	6.6	6.6	6.7
Risk-free interest rate	3.2%	2.1%	3.1%
Volatility	40%	40%	35%
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted during the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009 were $11.70, $10.02 and $12.82, respectively.

The amount of stock-based compensation expense recognized in the Company’s consolidated statements of income for the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009 is as follows:

(In thousands)	2010	2009	2008
Compensation and related expenses:
Restricted stock units	$8,257	$6,993	$6,966
Stock option grants	647	667	730

Sub-total	8,904	7,660	7,696

General and administrative expenses:
Restricted stock units	353	271	132

Sub-total	353	271	132

Total stock-based compensation expense	$9,257	$7,931	$7,828

As of December 31, 2010, there was $3.7 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.3 years, related to unvested restricted stock unit awards and $0.9 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.4 years, related to unvested stock options. Total unrecognized compensation costs will be adjusted for future changes in estimated forfeitures.

A summary of the Company’s unvested stock options is as follows:

	Unvested options outstanding	Weighted- average fair value
Balance of unvested stock options as of December 28, 2007	268,000	$6.99
Options granted	60,000	12.82
Options vested	(104,000)	6.68
Options forfeited	—	—

Balance of unvested stock options as of January 2, 2009	224,000	$8.70

Options granted	30,000	10.02
Options vested	(90,250)	8.04
Options forfeited	—	—

Balance of unvested stock options as of January 1, 2010	163,750	$9.31

Options granted	42,500	11.70
Options vested	(70,250)	8.19
Options forfeited	—	—

Balance of unvested stock options as of December 31, 2010	136,000	$10.64

Note 11: Retirement Plans

The Company provides a 401(k) plan for its employees whereby the Company contributes to each eligible employee’s 401(k) account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $5,598,000, $5,744,000, and $5,662,000 in fiscal 2010, 2009, and 2008, respectively.

Note 12: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of December 31, 2010 and January 1, 2010, the invested amounts under the plan totaled $15,379,000 and $9,833,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of December 31, 2010 and January 1, 2010, vested amounts due under the plan totaled $15,379,000 and $9,833,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the fiscal years 2010, 2009 and 2008, the Company recognized compensation expense of $1,925,000, $1,891,000 and $(2,053,000) respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income, net.

Note 13: Commitments and Contingencies

The following is a summary of the future minimum payments, required under non-cancelable operating leases, with terms in excess of one year, as of December 31, 2010:

(In thousands)
Fiscal year	Lease commitments
2011	$5,817
2012	5,231
2013	2,934
2014	2,499
2015	1,479
Thereafter	1,705

$19,665

Total rent expense from property leases in fiscal 2010, 2009, and 2008 was $5,030,000, $4,941,000 and $5,110,000, respectively. Total expense from other operating leases and commitments in fiscal 2010, 2009, and 2008 was $1,400,000, $1,549,000 and $1,477,000, respectively. The Company had $4,131,000 in outstanding purchase commitments as of December 31, 2010. These commitments are expected to be fulfilled by the end of fiscal 2011.

In July of 2008, the Company was served with a writ by a former client. The writ did not articulate a claim. The Company met with the former client in November of 2008 and again in January of 2009 and learned in those discussions of potential claims against the Company arising out of the testimony delivered by one of the Company’s employees. The former client claims that this testimony contributed to an adverse verdict against them. Given the uncertainty as to whether the claimant will choose to pursue one or more claims against the Company, and the nature of the potential claims against the Company, an estimated loss cannot be determined at this time. The Company believes it has a strong defense against all such potential claims and intends to vigorously defend itself. Further, the Company believes that some of the potential claims would be covered by insurance. Although the Company’s ultimate liability in this matter (if any) cannot be determined, based upon information currently available, the Company believes, after consultation with legal counsel, the ultimate resolution of these potential claims will not have a material adverse effect on its financial condition, results of operations or liquidity.

In March of 2010, a lawsuit was filed against the Company which alleges, among other things, that the Company failed to provide rest and meal periods, failed to furnish accurate itemized wage statements, failed to keep accurate payroll records, incurred waiting time penalties, conducted unfair business practices and failed to comply with certain other California Labor Code requirements. The plaintiff is currently trying to qualify a class of the Company’s California based non-exempt employees. The Company intends to vigorously defend itself. Although the Company’s ultimate liability in this matter cannot be determined, based on information currently available, the Company believes, after consultation with legal counsel, the ultimate resolution of this claim will not have a material adverse effect on its financial condition, results of operations or liquidity.

In addition to the above matters, the Company is a party to various other legal actions from time to time and may be contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which the Company believes, after consultation with legal counsel, will not have a material adverse effect on its financial condition, results of operations or liquidity. All legal costs associated with litigation are expensed as incurred.

Note 14: Other Income, Net

Interest and other income, net, consisted of the following:

	Fiscal Years
(In thousands)	2010	2009	2008
Interest income	$199	$617	$1,718
Interest expense	(1)	(3)	(11)
Rental income	1,390	1,405	1,544
Gain (loss) on deferred compensation investments	1,925	1,891	(2,053)
Gain (loss) on foreign exchange	(69)	(298)	465
Other	23	147	109

Total	$3,467	$3,759	$1,772

Note 15: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During fiscal 2010, 2009 and 2008 the Company provided services representing approximately 13%, 12% and 14%, respectively, of revenues to clients and to organizations and insurers acting on behalf of clients in the transportation industry. During fiscal 2010, 2009 and 2008 the Company derived approximately 15%, 12% and 15%, respectively, of revenues from government agencies and contractors.

No single customer comprised more than 10% of the Company’s revenues for the year ended December 31, 2010. The Company derived 10% and 13% of revenues from agencies of the U.S. federal government for the years ended January 1, 2010 and January 2, 2009, respectively. No single customer comprised more than 10% of the Company’s accounts receivable at December 31, 2010. Agencies of the U.S. federal government comprised 13% of the Company’s accounts receivable at January 1, 2010.

Note 16: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2010	2009	2008
Cash paid during the year:
Income taxes	$19,465	$15,297	$14,432
Non-cash investing and financing activities:
Capital leases for equipment	$—	$—	$17
Unrealized (loss) gain on investments	$(31)	$100	$(138)
Vested stock unit awards granted to settle accrued bonus	$3,566	$3,739	$3,637
Stock repurchases payable to broker	$—	$246	$—

Note 17: Segment Reporting

The Company reports two operating segments based on two primary areas of service. One operating segment is a broad service group providing technical consulting in different practices primarily in the areas of engineering and technology development. The Company’s other operating segment provides services in the area of environmental, epidemiology and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment.

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2010, 2009, and 2008. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 31, 2010 and January 1, 2010. The chief operating decision maker does not review total assets in his evaluation of segment performance and capital allocation.

Revenues

	Fiscal Years
(In thousands)	2010	2009	2008
Engineering and other scientific	$184,146	$171,757	$176,879
Environmental and health	64,607	56,125	51,959

Total revenues	$248,753	$227,882	$228,838

Operating Income

	Fiscal Years
(In thousands)	2010	2009	2008
Engineering and other scientific	$49,182	$41,407	$44,605
Environmental and health	20,801	15,922	13,852

Total segment operating income	69,983	57,329	58,457
Corporate operating expense	(26,742)	(24,067)	(21,735)

Total operating income	$43,241	$33,262	$36,722

Capital Expenditures

	Fiscal Years
(In thousands)	2010	2009	2008
Engineering and other scientific	$1,706	$1,249	$4,365
Environmental and health	209	161	145

Total segment capital expenditures	1,915	1,410	4,510
Corporate capital expenditures	560	607	1,136

Total capital expenditures	$2,475	$2,017	$5,646

Depreciation and Amortization

	Fiscal Years
(In thousands)	2010	2009	2008
Engineering and other scientific	$2,730	$2,820	$2,718
Environmental and health	195	195	192

Total segment depreciation and amortization	2,925	3,015	2,910
Corporate depreciation and amortization	1,398	1,337	1,199

Total depreciation and amortization	$4,323	$4,352	$4,109

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2010	2009
United States	$27,033	$28,795
Foreign Countries	234	320

Total	$27,267	$29,115

Revenues (1)

	Fiscal Years
(In thousands)	2010	2009	2008
United States	$220,527	$211,562	$213,417
Foreign Countries	28,226	16,320	15,421

Total	$248,753	$227,882	$228,838

(1)	Geographic revenues are allocated based on the location of the client.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2010 (In thousands, except per share data)	April 2, 2010	July 2, 2010	October 1, 2010	December 31, 2010
Revenues before reimbursements	$55,201	$55,128	$56,906	$54,625
Revenues	59,406	60,439	66,306	62,602
Operating income	9,507	12,775	11,570	9,389
Income before income taxes	10,530	12,281	13,203	10,694

Net income	$6,239	$7,280	$7,820	$6,182

Net income per share
Basic	$0.44	$0.51	$0.54	$0.43
Diluted	$0.42	$0.48	$0.52	$0.41
Shares used in per share computations
Basic	14,212	14,377	14,385	14,443
Diluted	14,940	15,054	15,053	15,094

Fiscal 2009 (In thousands, except per share data)	April 3, 2009	July 3, 2009	October 2, 2009	January 1, 2010
Revenues before reimbursements	$54,931	$52,429	$50,666	$47,688
Revenues	59,796	60,862	55,245	51,979
Operating income	9,176	8,939	8,385	6,762
Income before income taxes	9,568	10,037	9,687	7,729

Net income	$5,758	$6,025	$5,833	$4,511

Net income per share
Basic	$0.41	$0.43	$0.41	$0.32
Diluted	$0.38	$0.40	$0.39	$0.30
Shares used in per share computations
Basic	14,092	14,167	14,241	14,245
Diluted	14,975	15,013	15,028	14,986

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
(In thousands)	Balance at Beginning of Year	Provision Charged to Expense	Provision Charged to Revenues	Accounts Written-off Net of Recoveries	Balance at End of Year
Year Ended December 31, 2010
Allowance for bad debt	$788	$641	$—	$(727)	$702
Allowance for contract losses	$1,929	$—	$1,168	$(1,673)	$1,424

Year Ended January 1, 2010
Allowance for bad debt	$563	$1,319	$—	$(1,094)	$788
Allowance for contract losses	$1,886	$—	$2,599	$(2,556)	$1,929

Year Ended January 2, 2009
Allowance for bad debt	$566	$680	$—	$(683)	$563
Allowance for contract losses	$1,611	$—	$2,071	$(1,796)	$1,886

(1)	Balance includes currency translation adjustments.

Recoveries of accounts receivable were $213,000, $131,000 and $63,000 for the years ended December 31, 2010, January 1, 2010, and January 2, 2009, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 25, 2011	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul R. Johnston	President, Chief Executive Officer and Director	February 25, 2011
Paul R. Johnston, Ph.D.

/s/ Richard L. Schlenker, Jr. Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 25, 2011

/s/ Michael R. Gaulke	Chairman of the Board of Directors	February 25, 2011
Michael R. Gaulke

/s/ Samuel H. Armacost	Director	February 25, 2011
Samuel H. Armacost

/s/ Mary B. Cranston	Director	February 25, 2011
Mary B. Cranston

/s/ Leslie G. Denend	Director	February 25, 2011
Leslie G. Denend, Ph.D.

/s/ Stephen C. Riggins	Director	February 25, 2011
Stephen C. Riggins

/s/ John B. Shoven	Director	February 25, 2011
John B. Shoven, Ph.D.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Current Report on Form 8-K as filed on February 14, 2011).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*10.19	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.20	Services Agreement between the Company and Exponent Engineering P.C. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2006).

*10.21	Employment Offer Letter between the Company and Dr. Elizabeth Anderson (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2006).

10.24	Amendment No. 1 to Exponent, Inc. 1998 Nonstatutory Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.25	Amendment No. 1 to Exponent, Inc. 1999 Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.26	Amendment No. 1 to Exponent, Inc. 1999 Restricted Stock Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.28	2008 Employee Stock Purchase Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.30	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.31	Form of Restricted Stock Unit Employee Bonus Grant Agreement under the 2008 Equity Incentive Plan(incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.32	Form of Restricted Stock Unit Employee Matching Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.33	Form of Restricted Stock Unit Director Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.34	Amended and Restated Restricted Stock Unit Bonus Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.35	Amended and Restated Restricted Stock Unit Matching Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.36	Amended and Restated Restricted Stock Unit Director Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.37	Amended and Restated 2008 Equity Incentive Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended July 2, 2010).

10.38	Exponent, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2010.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Indicates management compensatory plan, contract or arrangement