Form 10-Q
period 2011-04-01
EXPONENT INC
filed 2011-05-09
CIK 851520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to____________________

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
Yes ☐                No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes     ☐ No   ☒

As of April 29, 2011, the latest practicable date, the registrant had 14,013,010 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

April 1, 2011 and December 31, 2010
(in thousands, except par value)
(unaudited)

	April 1,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$89,914	$106,549
Short-term investments	2,339	-
Accounts receivable, net of allowance for doubtful accounts of $2,299 and $2,126 at April 1, 2011 and
December 31, 2010, respectively	80,289	72,034
Prepaid expenses and other assets	4,582	10,585
Deferred income taxes	7,164	5,426
Total current assets	184,288	194,594

Property, equipment and leasehold improvements, net	27,004	27,267
Goodwill	8,607	8,607
Deferred income taxes	13,051	12,940
Deferred compensation plan assets	19,466	15,068
Other assets	396	416
Total assets	$252,812	$258,892

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,808	$9,715
Accrued payroll and employee benefits	25,832	41,888
Deferred revenues	5,351	6,131
Total current liabilities	39,991	57,734

Other liabilities	425	413
Deferred compensation	19,466	15,068
Deferred rent	1,768	1,877
Total liabilities	61,650	75,092

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 16,427 shares issued at April 1, 2011 and December 31, 2010	16	16
Additional paid-in capital	105,166	96,089
Accumulated other comprehensive loss	(210)	(451)
Retained earnings	155,916	156,086
Treasury stock, at cost; 2,398 and 2,431 shares held at April 1, 2011 and December 31, 2010, respectively	(69,726)	(67,940)
Total stockholders’ equity	191,162	183,800
Total liabilities and stockholders’ equity	$252,812	$258,892

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended April 1, 2011 and April 2, 2010
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 1, 2011	April 2, 2010

Revenues:
Revenues before reimbursements	$64,183	$55,201
Reimbursements	9,290	4,205

Revenues	73,473	59,406

Operating expenses:
Compensation and related expenses	42,700	37,780
Other operating expenses	5,782	5,219
Reimbursable expenses	9,290	4,205
General and administrative expenses	3,335	2,695

Total operating expenses	61,107	49,899

Operating income	12,366	9,507

Other income, net:
Interest income, net	21	63
Miscellaneous income, net	992	960
Total other income, net	1,013	1,023

Income before income taxes	13,379	10,530

Income taxes	5,376	4,291

Net income	$8,003	$6,239

Net income per share:
Basic	$0.55	$0.44
Diluted	$0.53	$0.42

Shares used in per share computations:
Basic	14,532	14,212
Diluted	15,140	14,940

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended April 1, 2011 and April 2, 2010
 (in thousands)
(unaudited)

	Three Months Ended
	April 1, 2011	April 2, 2010

Net income	$8,003	$6,239
Other comprehensive income:
Foreign currency translation adjustments, net of tax	240	161
Unrealized gains on investments arising during the period, net of tax	1	17

Comprehensive income	$8,244	$6,417

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended April 1, 2011 and April 2, 2010
 (in thousands)
(unaudited)

	Three Months Ended
	April 1, 2011	April 2, 2010
Cash flows from operating activities:

Net income	$8,003	$6,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,064	1,073
Amortization of premiums and accretion of discounts on short-term investments	-	17
Deferred rent	(109)	185
Provision for doubtful accounts	536	362
Stock-based compensation	3,815	3,092
Deferred income tax provision	(1,912)	(1,073)
Tax benefit for stock plans	(2,123)	(1,383)
Changes in operating assets and liabilities:
Accounts receivable	(8,791)	(1,268)
Prepaid expenses and other assets	6,472	(351)
Accounts payable and accrued liabilities	1,223	3,233
Accrued payroll and employee benefits	(13,348)	(8,241)
Deferred revenues	(780)	(448)
Net cash (used in) provided by operating activities	(5,950)	1,437

Cash flows from investing activities:
Capital expenditures	(801)	(728)
Purchase of short-term investments	(2,338)	-
Sale/maturity of short-term investments	-	3,200
Net cash (used in) provided by investing activities	(3,139)	2,472

Cash flows from financing activities:
Tax benefit for stock plans	2,123	1,383
Payroll taxes for restricted stock units	(3,473)	(1,850)
Repurchase of common stock	(7,126)	(4,051)
Exercise of share-based payment awards	660	1,226
Net cash used in financing activities	(7,816)	(3,292)

Effect of foreign currency exchange rates on cash and cash equivalents	270	(145)

Net (decrease) increase in cash and cash equivalents	(16,635)	472
Cash and cash equivalents at beginning of period	106,549	67,895
Cash and cash equivalents at end of period	$89,914	$68,367

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended April 1, 2011 and April 2, 2010

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems.  The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature.  The operating results for the three months ended April 1, 2011 are not necessarily representative of the results of future quarterly or annual periods.  The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries, which are wholly owned.  All intercompany accounts and transactions have been eliminated in consolidation.

Authorized Capital Stock.  In a letter dated May 23, 2006, the Company committed to stockholders to limit its use of authorized capital stock to 40 million common shares, and 2 million preferred shares, unless the approval of the Company’s stockholders is subsequently obtained, such as through a further amendment to the Company’s authorized capital stock.

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

Recently Adopted Accounting Pronouncements.  In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new revenue recognition standard for arrangements with multiple deliverables. The new standard permits entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence of fair value or when third-party evidence is not available. Additionally, the new standard modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.  Also in October 2009, the FASB amended the accounting standards for revenue recognition to exclude software contained within certain qualifying tangible products from the scope of the software revenue recognition guidance if the software is essential to the tangible product's functionality.  Effective January 1, 2011, the Company adopted these standards.  The adoption of these standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2:  Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at April 1, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$64,778	$62,439	$2,339	-

Fixed income trading securities held in deferred compensation plan (2)	7,399	7,399	-	-

Equity trading securities held in deferred compensation plan (2)	12,750	12,750	-	-

Total	$84,927	$82,588	$2,339	$-

Liabilities
Deferred compensation plan (3)	20,149	20,149	-	-

Total	$20,149	$20,149	$-	$-

(1)	Included in cash and cash equivalents and short-term investments on the Company’s consolidated balance sheet.
(2)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(3)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$64,767	$64,767	$-	$-

Fixed income trading securities held in deferred compensation plan (2)	4,956	4,956	-	-

Equity trading securities held in deferred compensation plan (2)	10,423	10,423	-	-

Total	$80,146	$80,146	$-	$-

Liabilities
Deferred compensation plan (3)	15,379	15,379	-	-

Total	$15,379	$15,379	$-	$-

(1)	Included in cash and cash equivalents and short-term investments on the Company’s consolidated balance sheet.
(2)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(3)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities at April 1, 2011 primarily represent obligations of state and local government agencies.  Included in fixed income available-for-sale securities are $62,439,000 of money market securities classified as cash equivalents.  Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan.  See Note 7 for additional information about the Company’s deferred compensation plan.

As of April 1, 2011, the Company held state and municipal bonds with a fair value of $2,339,000 and an amortized cost of $2,338,000.  Contractual maturities for these bonds range from one to two years.  There were no available-for-sale investments as of December 31, 2010.

At April 1, 2011 and December 31, 2010, the Company did not have any assets valued using significant unobservable inputs.

The carrying amount of the Company’s accounts receivable, other assets and accounts payable approximates their fair values. There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the first three months of 2011 and 2010.

Note 3: Revenue Recognition

The Company derives its revenues primarily from professional fees earned on consulting engagements, product sales in its defense technology development practice and fees earned for the use of its equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to its clients.  Any taxes assessed on revenues relating to services provided to its clients are recorded on a net basis.

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

Gross revenues and reimbursements for the three months ended April 1, 2011 and April 2, 2010 were as follows:

	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010

Gross revenues	$75,993	$60,917
Less: subcontractor fees	2,520	1,511
Revenues	73,473	59,406

Reimbursements:
Out-of-pocket travel reimbursements	1,310	1,004
Other outside direct expenses	7,980	3,201
	9,290	4,205
Revenues before reimbursements	$64,183	$55,201

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010

Shares used in basic per share computation	14,532	14,212
Effect of dilutive common stock options outstanding	205	334
Effect of dilutive restricted stock units outstanding	403	394

Shares used in diluted per share computation	15,140	14,940

There were no options excluded from the diluted per share calculation for the three months ended April 1, 2011.  Common stock options to purchase 60,000 shares were excluded from the diluted per share calculation for the three months ended April 2, 2010 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $31.01 for the three months ended April 2, 2010.

Note 5: Stock-Based Compensation

Restricted Stock Units

Restricted stock unit grants are designed to attract and retain employees, and to better align employee interests with those of the Company’s stockholders.  For a select group of employees, up to 40% of their annual bonus is settled with fully vested restricted stock unit awards.  Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant.  Each individual who receives a fully vested restricted stock unit award is also granted a matching number of unvested restricted stock unit awards.  Unvested restricted stock unit awards are also granted for select new hires and promotions.  These unvested restricted stock unit awards generally cliff vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions.  In the case of retirement at 59½ years or older, all unvested restricted stock unit awards will continue to vest, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant.  The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses.  The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation expense during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,419,000 and $1,081,000 during the three months ended April 1, 2011 and April 2, 2010, respectively.  The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½.  If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant.  The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,243,000 and $1,849,000 during the three months ended April 1, 2011 and April 2, 2010, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date.  The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant.  The Company recorded stock-based compensation expense of $153,000 and $162,000 during the three months ended April 1, 2011 and April 2, 2010, respectively, associated with stock option grants.

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

The Company repurchased 181,640 shares of its common stock for $7,126,000 during the three months ended April 1, 2011.  The Company repurchased 139,941 shares of its common stock for $3,805,000 during the three months ended April 2, 2010.  As of April 1, 2011, the Company had remaining authorization under its stock repurchase plans of $7,853,000 to repurchase shares of common stock.

The Company reissued 215,456 shares of its treasury stock with a cost of approximately $5,341,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the three months ended April 1, 2011.  The Company reissued 221,431 shares of its treasury stock with a cost of $4,704,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the three months ended April 2, 2010.

Note 7: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees.  Under this plan participants may elect to defer up to 100% of their compensation.  Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors.  As of April 1, 2011 and December 31, 2010, the invested amounts under the plan totaled $20,189,000 and $15,379,000, respectively.  These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of April 1, 2011 and December 31, 2010, vested amounts due under the plan totaled $20,189,000 and $15,379,000, respectively.  Changes in the liability are recorded as adjustments to compensation expense.  During the three months ended April 1, 2011 and April 2, 2010, the Company recognized an increase to compensation expense of $651,000 and $569,000 respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income, net.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:
	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010

Cash paid during period:

Income taxes	$236	$182

Non-cash investing and financing activities:

Unrealized gain on short-term investments	$1	$17

Vested stock unit awards issued to settle accrued bonuses	$4,538	$3,566

Note 9: Accounts Receivable, Net

At April 1, 2011 and December 31, 2010, accounts receivable, net, was comprised of the following:

	April 1,	December 31,
(In thousands)	2011	2010

Billed accounts receivable	$49,397	$47,198
Unbilled accounts receivable	33,191	26,962
Allowance for doubtful accounts	(2,299)	(2,126)
Total accounts receivable, net	$80,289	$72,034

Note 10: Inventory

At April 1, 2011, the Company had $126,000 of finished goods inventory included in prepaid expenses and other current assets on its condensed consolidated balance sheet.  At December 31, 2010, the Company had $1,630,000 and $1,225,000 of finished goods and raw materials inventory, respectively, included in prepaid expenses and other current assets on its condensed consolidated balance sheet.

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

Segment information for the three months ended April 1, 2011 and April 2, 2010 follows:

Revenues
	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010

Engineering and other scientific	$55,661	$44,727
Environmental and health	17,812	14,679

Total revenues	$73,473	$59,406

Operating income
	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010

Engineering and other scientific	$16,230	$13,003
Environmental and health	5,275	4,275

Total segment operating income	21,505	17,278

Corporate operating expense	(9,139)	(7,771)

Total operating income	$12,366	$9,507

Capital Expenditures
	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010

Engineering and other scientific	$335	$601
Environmental and health	80	42

Total segment capital expenditures	415	643

Corporate capital expenditures	386	85

Total capital expenditures	$801	$728

Depreciation and Amortization
	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010

Engineering and other scientific	$658	$680
Environmental and health	51	47

Total segment depreciation and amortization	709	727

Corporate depreciation and amortization	355	346

Total depreciation and amortization	$1,064	$1,073

The Company derived 11% of revenues from agencies of the federal government for the three months ended April 1, 2011.  No single customer comprised more than 10% of the Company’s revenues for the three months ended April 2, 2010.  No single customer comprised more than 10% of the Company’s accounts receivable at April 1, 2011 or at December 31, 2010.

Note 12: Goodwill

Below is a breakdown of goodwill reported by segment as of April 1, 2011:

	Environmental	Engineering and
(In thousands)	and health	other scientific	Total

Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the three months ended April 1, 2011.  There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the three months ended April 1, 2011.

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

In March of 2010, a lawsuit was filed against the Company which alleges, among other things, that the Company failed to provide rest and meal periods, failed to furnish accurate itemized wage statements, failed to keep accurate payroll records, incurred waiting time penalties, conducted unfair business practices and failed to comply with certain other California Labor Code requirements. In March of 2011, the Company entered into a preliminary agreement to settle these claims.  The financial impact of the preliminary settlement did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In addition to the above matters, the Company is a party to various other legal actions from time to time and may be contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which the Company believes, after consultation with legal counsel, will not have a material adverse effect, individually or in the aggregate, on its financial condition, results of operations or liquidity.  All legal costs associated with litigation are expensed as incurred.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, which are contained in our fiscal 2010 Annual Report on Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management.  Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  When used in this document the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements.  Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements.  Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us.  Additional risks and uncertainties are discussed in our fiscal 2010 Annual Report on Form 10-K under the heading “Risk Factors” and elsewhere in the report.  The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved.  Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.  The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet.  We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ materially from these estimates under different assumptions or conditions.  On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly.  We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies.  Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.  Policies covering revenue recognition and estimating the allowance for doubtful accounts are described in our fiscal 2010 Annual Report on Form 10-K under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2011 increased 24% and revenues before reimbursements increased 16% as compared to the same period in the prior year.  This growth was due to solid overall demand and particularly strong performances in our defense technology development, biomechanics, biomedical engineering and thermal sciences practices, as well as our environmental and health groups.  In defense technology development we continued to work on improvised explosive device detection technology and had significant year-over-year growth in product sales of rapidly deployed surveillance systems.  In biomechanics we added several new experienced consultants who specialize in injury analysis.  In biomedical engineering, we had significant activity related to implants including litigation matters, recalls and new technology assessments.  In thermal sciences, our work included a major intellectual property litigation related to aircraft engines and several failure analysis projects for the energy sector.  In our environmental and health groups, we performed in-depth scientific studies to understand both the short and long-term impact of chemicals in the environment.

During the quarter we continued to see elevated levels of activity on a number of major assignments that engaged consultants across many of our practices.  As a result, utilization increased to 73% as compared to 71% during the same period last year.  Net income increased 28% from the same period last year and diluted earnings per share increased to $0.53 per share as compared to $0.42 per share in the same period last year.  This increase in profitability was due to improved utilization and increased leverage of our cost structure.

For the remainder of 2011 we remain focused on selectively adding top talent and developing the skills necessary to expand upon our market position, providing clients with in-depth scientific research and analysis to determine what happened and how to prevent failures or exposures in the future, capitalizing on opportunities in our defense technology development practice and emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases to enhance shareholder value.  We expect activity levels to gradually decrease as some of our major assignments move beyond the initial intense stage of investigation, but we expect these investigations to continue for several quarters or years at a lower level of activity.

Overview of the Three Months Ended April 1, 2011

During the first quarter of 2011, we had a 24% increase in revenues as compared to the same period last year.  The increase in revenues was due to an increase in billable hours, an increase in realized billing rates, an increase in product sales, and an increase in reimbursable project related costs for consulting projects in our defense technology development practice.  Billable hours for the first quarter of 2011 increased 8% to 246,000 as compared to 228,000 during the same period last year.  The increase in billable hours was due to an increase in utilization and an increase in technical full-time equivalent employees.  Utilization increased to 73% for the first quarter of 2011 as compared to 71% during the same period last year due in part to elevated levels of activity on a number of major assignments that involved consultants across many of our practices.  Technical full-time equivalent employees increased 5% to 650 during the first quarter of 2011 as compared to 621 during the same period last year due in part to the addition of several experienced consultants in our biomechanics practice and our continuing recruiting and retention efforts.  Product sales of rapidly deployed surveillance systems in our defense technology development practice increased to $6,143,000 during the first quarter of 2011 as compared to $508,000 during the same period last year.  Reimbursable project related costs for consulting projects in our defense technology development practice increased to $3,056,000 during the first quarter of 2011 as compared to $893,000 during the same period last year due to an increase in our work on improvised explosive device detection technology projects.

Three Months Ended April 1, 2011 compared to Three Months Ended April 2, 2010

Revenues
	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010	Percent Change

Engineering and other scientific	$55,661	$44,727	24.4%
Percentage of total revenues	75.8%	75.3%
Environmental and health	17,812	14,679	21.3%
Percentage of total revenues	24.2%	24.7%

Total revenues	$73,473	$59,406	23.7%

The increase in revenues for our engineering and other scientific segment was due to increases in billable hours, higher billing rates, an increase in product sales in our defense technology development practice and an increase in reimbursable project related costs for consulting projects in our defense technology development practice.  During the first quarter of 2011, billable hours for this segment increased by 5% to 177,000 as compared to 168,000 during the same period last year.  The increase in billable hours was due to strong demand for our services.  Utilization increased to 75% for the first quarter of 2011 as compared to 72% for the same period last year due in part to elevated levels of activity on a number of major assignments that engaged consultants across many of our practices.  Technical full-time equivalent employees increased 2% to 457 during the first quarter of 2011 as compared to 447 for the same period last year due in part to the addition of several experienced consultants in our biomechanics practice and our continuing recruiting and retention efforts.  Product sales of rapidly deployed surveillance systems in our defense technology development practice increased to $6,143,000 during the first quarter of 2011 as compared to $508,000 during the same period last year.  Reimbursable project related costs for consulting projects in our defense technology development practice increased to $3,056,000 during the first quarter of 2011 as compared to $893,000 during the same period last year due to an increase in our work on improvised explosive device detection technology projects.

The increase in revenues for our environmental and health segment was due to an increase in billable hours and higher billing rates.  During the first quarter of 2011, billable hours for this segment increased by 15% to 69,000 as compared to 60,000 during the same period last year.  The increase in billable hours was due to strong demand for our services.  Utilization increased to 69% for the first quarter of 2011 as compared to 67% for the same period last year due in part to elevated levels of activity on a number of major assignments that involved consultants across many of our practices.  Technical full-time equivalent employees increased by 12% to 193 during the first quarter of 2011 as compared to 173 for the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010	Percent Change

Compensation and related expenses	$42,700	$37,780	13.0%
Percentage of total revenues	58.1%	63.6%

The increase in compensation and related expenses during the first quarter of 2011 was due to an increase in payroll, fringe benefits, and bonus expense. Payroll increased by $1,681,000 and fringe benefits increased by $703,000 due to the increase in technical full-time equivalent employees and the impact of our annual salary increase on April 3, 2010. Bonuses increased by $2,036,000 due to a corresponding increase in profitability.  During the first quarter of 2011, deferred compensation expense increased $82,000, with a corresponding increase to other income, net, as compared to the first quarter of 2010 due to a change in the value of assets associated with our deferred compensation plan.  This increase consisted of an increase in the value of plan assets of $651,000 during the first quarter of 2011 and an increase in the value of plan assets of $569,000 during the first quarter of 2010.  We expect our compensation expenses to increase as we selectively add new talent and realize the impact of our annual salary increases which will be effective at the beginning of the second quarter of 2011.

Other Operating Expenses
	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010	Percent Change

Other operating expenses	$5,782	$5,219	10.8%
Percentage of total revenues	7.9%	8.8%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements.  The increase in other operating expenses was primarily due to an increase in occupancy expense of $253,000 and an increase in technical materials of $175,000.  The increase in occupancy expense was due to some planned maintenance activities for our owned facilities and occupancy costs associated with the increase in technical full-time equivalent employees.  The increase in technical materials was due to an increase in development activities in our defense technology development practice.

Reimbursable Expenses
	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010	Percent Change

Reimbursable expenses	$9,290	$4,205	120.9%
Percentage of total revenues	12.6%	7.1%

The increase in reimbursable expenses was primarily due to an increase in project-related costs in our defense technology development practice.  The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010	Percent Change

General and administrative expenses	$3,335	$2,695	23.7%
Percentage of total revenues	4.5%	4.5%

The increase in general and administrative expenses during the first quarter of 2011 was due to an increase in charitable contributions of $219,000, an increase in legal expenses of $165,000, and an increase in travel and meals of $110,000.  The increase in legal fees was primarily due to the costs associated with legal claims.  The increase in travel and meals was due to an increase in business development activities.

Other Income, Net
	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010	Percent Change

Other income, net	$1,013	$1,023	(1.0)%
Percentage of total revenues	1.4%	1.7%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility.  During the first quarter of 2011, other income, net, increased $82,000, with a corresponding increase to deferred compensation expense as compared to the first quarter of 2010 due to a change in the value of assets associated with our deferred compensation plan.  This increase consisted of an increase in the value of plan assets of $651,000 during the first quarter of 2011 and an increase in the value of plan assets of $569,000 during the first quarter of 2010.  This increase was offset by a decrease in interest income and a decrease in rental income.

Income Taxes
	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010	Percent Change

Income taxes	$5,376	$4,291	25.3%
Percentage of total revenues	7.3%	7.2%
Effective tax rate	40.2%	40.8%

The increase in income tax expense was due to a corresponding increase in pre-tax income partially offset by a decrease in our effective tax rate.  The decrease in our effective tax rate was due to a decrease in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 2011, our cash, cash equivalents and short-term investments were $92.3 million compared to $106.5 million at December 31, 2010.  The following table summarizes our cash flows (in thousands):

	Three Months Ended
	April 1, 2011	April 2, 2010

Net cash (used in) provided by operating activities	$(5,950)	$1,437
Net cash (used in) provided by investing activities	(3,139)	2,472
Net cash used in financing activities	(7,816)	(3,292)

The change in net cash (used in) provided by operating activities during the first quarter of 2011 as compared to the same period last year was due to a larger increase in accounts receivable, a larger decrease in accrued payroll and employee benefits and a larger decrease in accounts payable and accrued liabilities, partially offset by a decrease in prepaid expenses and other assets and an increase in net income. Accounts receivable increased by $8,791,000 during the first quarter of 2011 as compared to an increase of $1,268,000 during the same period last year. The larger increase was due to an increase in revenues.  Days sales outstanding were 96 days for the first quarters of 2011 and 2010.  Accrued payroll and employee benefits decreased $13,348,000 during the first quarter of 2011 as compared to a decrease of $8,241,000 during the same period last year.  The larger decrease in accrued payroll and employee benefits was due an increase in the amount of accrued bonus paid during the first quarter of 2011 as compared to the same period last year. Accounts payable and accrued liabilities increased by $1,223,000 during the first quarter of 2011 as compared to an increase of $3,233,000 during the same period last year.  The smaller increase in accounts payable and accrued liabilities was due to the timing of payments to our vendors.  Prepaid expenses and other assets decreased by $6,472,000 during the first quarter of 2011 as compared to an increase of $351,000 during the same period last year.  The decrease in prepaid expenses and other assets during the first quarter of 2011 was primarily due to a decrease in inventory.

The change in net cash (used in) provided by investing activities was due to an increase in purchases of short-term investments of $2,338,000 during the first quarter of 2011 as compared to the same period last year and a decrease in sales and maturities of short-term investments of $3,200,000 during the first quarter of 2011 as compared to the same period last year.

The increase in net cash used in financing activities during the first quarter of 2011 as compared to the same period last year was primarily due to an increase in treasury repurchases of $3,075,000 and an increase in payroll taxes for restricted stock units of $1,623,000.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures.  Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of April 1, 2011 (in thousands):

	Operating
Fiscal	lease	Capital	Purchase
year	commitments	leases	obligations	Total
2011 (remaining portion)	$4,602	$3	$3,486	$8,091
2012	5,826	4	-	5,830
2013	3,551	2	-	3,553
2014	3,029	-	-	3,029
2015	1,981	-	-	1,981
Thereafter	2,099	-	-	2,099
	$21,088	$9	$3,486	$24,583

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees.  Vested amounts due under the plan of $19,466,000 were recorded as a long-term liability on our condensed consolidated balance sheet at April 1, 2011.  Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors.  As of April 1, 2011 invested amounts under the plan of $19,466,000 were recorded as a long-term asset on our condensed consolidated balance sheet.

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

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information.  Generally, a Non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.  We closely monitor two financial measures, EBITDA and EBITDAS, which meet the definition of Non-GAAP financial measures. We define EBITDA as net income before income taxes, interest income, depreciation and amortization.  We define EBITDAS as EBITDA before stock-based compensation.  The Company regards EBITDA and EBITDAS as useful measures of operating performance and cash flow to complement operating income, net income and other GAAP financial performance measures.  Additionally, management believes that EBITDA and EBITDAS provide meaningful comparisons of past, present and future operating results.  These measures are used to evaluate our financial results, develop budgets and determine employee compensation.  These measures, however, should be considered in addition to, and not as a substitute or superior to, operating income, cash flows, or other measures of financial performance prepared in accordance with GAAP. A reconciliation of the Non-GAAP measures to the nearest comparable GAAP measure is set forth below.

The following table shows EBITDA as a percentage of revenues before reimbursements for the three months ended April 1, 2011 and April 2, 2010:

	Three Months Ended
(in thousands, except percentages)	April 1, 2011	April 2, 2010

Revenues before reimbursements	$64,183	$55,201

EBITDA	$14,422	$11,540

EBITDA as a % of revenues before reimbursements	22.5%	20.9%

The increase in EBITDA as a percentage of revenues before reimbursements was primarily due to improved utilization and an increase in revenues before reimbursements for product sales. Utilization for the first quarter of 2011 increased to 73% as compared to 71% during the same period last year.  Revenues before reimbursements for product sales increased to $2,536,000 for the first quarter of 2011 as compared to $216,000 during the same period last year.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended April 1, 2011 and April 2, 2010:

	Three Months Ended
(in thousands)	April 1, 2011	April 2, 2010

Net income	$8,003	$6,239

Add back (subtract):

Income taxes	5,376	4,291
Interest income, net	(21)	(63)
Depreciation and amortization	1,064	1,073

EBITDA	14,422	11,540

Stock-based compensation	3,815	3,092

EBITDAS	$18,237	$14,632

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk associated with our balances of cash, cash equivalents and short-term investments.  We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average effective maturities in accordance with the Company’s investment policy.  The maximum effective maturity of any issue in our portfolio is 3 years and the maximum average effective maturity of the portfolio cannot exceed 12 months.  If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair market value of our portfolio of cash equivalents and short-term investments would not have a material impact on our financial statements.  We do not use derivative financial instruments in our portfolio.  There have not been any material changes during the period covered by this Quarterly Report on Form 10-Q to our interest rate risk exposures, or how these exposures are managed.  Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

We are exposed to some foreign currency exchange rate risk associated with our foreign operations.  Given the limited nature of these operations, we believe that any exposure is minimal.  Currently, we do not employ a foreign currency hedging program to mitigate our foreign currency exchange risk as we believe the risks to date have not been significant.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended April 1, 2011:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

January 1 to January 28	-	$-	-	$14,979
January 29 to February 25	-	-	-	$14,979
February 26 to April 1	182	39.23	182	$7,853
Total	182	$39.23	182	$7,853

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

Date: May 6, 2011
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer