Form 10-Q
period 2011-07-01
EXPONENT INC
filed 2011-08-05
CIK 851520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

As of July 29, 2011, the latest practicable date, the registrant had 13,650,297 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

July 1, 2011 and December 31, 2010
(in thousands, except par value)
(unaudited)

	July 1,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$69,453	$106,549
Short-term investments	25,569	-
Accounts receivable, net of allowance for doubtful accounts of $2,136 and $2,126 at July 1, 2011 and December 31, 2010, respectively	76,737	72,034
Prepaid expenses and other assets	7,860	10,585
Deferred income taxes	7,195	5,426
Total current assets	186,814	194,594

Property, equipment and leasehold improvements, net	27,731	27,267
Goodwill	8,607	8,607
Deferred income taxes	13,626	12,940
Deferred compensation plan assets	19,604	15,068
Other assets	443	416
Total assets	$256,825	$258,892

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,847	$9,715
Accrued payroll and employee benefits	36,235	41,888
Deferred revenues	4,831	6,131
Total current liabilities	49,913	57,734

Other liabilities	803	413
Deferred compensation	19,425	15,068
Deferred rent	2,016	1,877
Total liabilities	72,157	75,092

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 16,427 shares issued at July 1, 2011 and December 31, 2010	16	16
Additional paid-in capital	106,090	96,089
Accumulated other comprehensive loss	(131)	(451)
Retained earnings	163,717	156,086
Treasury stock, at cost; 2,762 and 2,431 shares held at July 1, 2011 and December 31, 2010, respectively	(85,024)	(67,940)
Total stockholders’ equity	184,668	183,800
Total liabilities and stockholders’ equity	$256,825	$258,892

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended July 1, 2011 and July 2, 2010
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Revenues:
Revenues before reimbursements	$60,573	$55,128	$124,756	$110,329
Reimbursements	4,533	5,311	13,823	9,516

Revenues	65,106	60,439	138,579	119,845

Operating expenses:
Compensation and related expenses	38,508	34,060	81,208	71,840
Other operating expenses	5,704	5,388	11,486	10,607
Reimbursable expenses	4,533	5,311	13,823	9,516
General and administrative expenses	2,984	2,905	6,319	5,600

Total operating expenses	51,729	47,664	112,836	97,563

Operating income	13,377	12,775	25,743	22,282

Other income (expense), net:
Interest income, net	41	66	62	129
Miscellaneous income (expense), net	542	(560)	1,534	400
Total other income (expense), net	583	(494)	1,596	529

Income before income taxes	13,960	12,281	27,339	22,811

Income taxes	5,743	5,001	11,119	9,292

Net income	$8,217	$7,280	$16,220	$13,519

Net income per share:
Basic	$0.57	$0.51	$1.12	$0.95
Diluted	$0.55	$0.48	$1.08	$0.90

Shares used in per share computations:
Basic	14,402	14,377	14,467	14,295
Diluted	14,971	15,054	15,062	15,009

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended July 1, 2011 and July 2, 2010
 (in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Net income	$8,217	$7,280	$16,220	$13,519
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	53	(190)	293	(351)
Unrealized gain (loss) on investments, net of tax	26	(11)	27	(28)

Comprehensive income	$8,296	$7,079	$16,540	$13,140

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 1, 2011 and July 2, 2010
(in thousands)
(unaudited)

	Six Months Ended
	July 1, 2011	July 2, 2010
Cash flows from operating activities:
Net income	$16,220	$13,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,132	2,151
Amortization of premiums and accretion of discounts on short-term investments	57	31
Deferred rent	(240)	717
Provision for doubtful accounts	746	956
Stock-based compensation	5,934	5,093
Deferred income tax provision	(2,517)	(1,795)
Tax benefit for stock plans	(2,227)	(2,287)
Changes in operating assets and liabilities:
Accounts receivable	(5,449)	(9,912)
Prepaid expenses and other assets	3,363	(7,536)
Accounts payable and accrued liabilities	1,183	4,500
Accrued payroll and employee benefits	(4,609)	47
Deferred revenues	(1,300)	1,078
Net cash provided by operating activities	13,293	6,562

Cash flows from investing activities:
Capital expenditures	(1,667)	(1,335)
Purchase of short-term investments	(25,581)	-
Maturity of short-term investments	-	5,080
Net cash (used in) provided by investing activities	(27,248)	3,745

Cash flows from financing activities:
Tax benefit for stock plans	2,227	2,287
Payroll taxes for restricted stock units	(3,473)	(1,896)
Repurchase of common stock	(23,080)	(6,356)
Exercise of share-based payment awards	894	2,051
Net cash used in financing activities	(23,432)	(3,914)

Effect of foreign currency exchange rates on cash and cash equivalents	291	(217)

Net (decrease) increase in cash and cash equivalents	(37,096)	6,176
Cash and cash equivalents at beginning of period	106,549	67,895
Cash and cash equivalents at end of period	$69,453	$74,071

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended July 1, 2011 and July 2, 2010

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems.  The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature.  The operating results for the three and six months ended July 1, 2011 are not necessarily representative of the results of future quarterly or annual periods.  The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Note 2:  Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan.  The fair value of these certain financial assets and liabilities was determined using the following inputs at July 1, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed income available-for-sale securities (1)	$79,804	$54,235	$25,569	-

Fixed income trading securities held in deferred compensation plan (2)	6,905	6,905	-	-

Equity trading securities held in deferred compensation plan (2)	13,792	13,792	-	-

Total	$100,501	$74,932	$25,569	$-

Liabilities
Deferred compensation plan (3)	20,518	20,518	-	-

Total	$20,518	$20,518	$-	$-

(1)	Included in cash and cash equivalents and short-term investments on the Company’s consolidated balance sheet.
(2)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(3)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$64,767	$64,767	$-	$-

Fixed income trading securities held in deferred compensation plan (2)	4,956	4,956	-	-

Equity trading securities held in deferred compensation plan (2)	10,423	10,423	-	-

Total	$80,146	$80,146	$-	$-

Liabilities
Deferred compensation plan (3)	15,379	15,379	-	-

Total	$15,379	$15,379	$-	$-

(1)	Included in cash and cash equivalents and short-term investments on the Company’s consolidated balance sheet.
(2)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(3)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities at July 1, 2011 primarily represent obligations of state and local government agencies.  Included in fixed income available-for-sale securities are $54,235,000 of money market securities classified as cash equivalents.  Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan.  See Note 6 for additional information about the Company’s deferred compensation plan.

As of July 1, 2011, the Company held state and municipal bonds with a fair value of $25,569,000 and an amortized cost of $25,524,000.  The unrealized gain recorded in accumulated other comprehensive income for the three months and six months ended July 1, 2011 was $56,000 and $57,000, respectively.  The unrealized loss recorded in accumulated other comprehensive income for the three months and six months ended July 1, 2011 was $11,000 and $12,000, respectively.  There were no securities in a continuous unrealized loss position for more than twelve months.  Contractual maturities for these bonds range from 0.9 to 2.25 years.  There were no available-for-sale investments as of December 31, 2010.

At July 1, 2011 and December 31, 2010, the Company did not have any assets valued using significant unobservable inputs.

The carrying amount of the Company’s accounts receivable, other assets and accounts payable approximates their fair values.  There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the first six months of 2011 and 2010.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Shares used in basic per share computation	14,402	14,377	14,467	14,295
Effect of dilutive common stock options outstanding	197	280	202	310
Effect of dilutive restricted stock units outstanding	372	397	393	404

Shares used in diluted per share computation	14,971	15,054	15,062	15,009

There were no options excluded from the diluted per share calculation for the three and six months ended July 1, 2011.  Common stock options to purchase 60,000 shares were excluded from the diluted per share calculation for the three and six months ended July 2, 2010, due to their antidilutive effect.  The weighted-average exercise price for the antidilutive shares was $31.01 for the three and six months ended July 2, 2010.

Note 4: Stock-Based Compensation

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant.  The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses.  The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned.  The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,295,000 and $1,155,000 during the three months ended July 1, 2011 and July 2, 2010, respectively.  For the six months ended July 1, 2011 and July 2, 2010, the Company recorded stock-based compensation expense associated with accrued bonus awards of $2,714,000 and $2,236,000, respectively.  The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½.  If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant.  The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $680,000 and $689,000 during the three months ended July 1, 2011 and July 2, 2010, respectively.  The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,923,000 and $2,538,000 during the six months ended July 1, 2011 and July 2, 2010, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date.  The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant.  The Company recorded stock-based compensation expense of $144,000 and $157,000 during the three months ended July 1, 2011 and July 2, 2010, respectively, associated with stock option grants.  The Company recorded stock-based compensation expense of $297,000 and $319,000 during the six months ended July 1, 2011 and July 2, 2010, respectively, associated with stock option grants.

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

Note 5:   Treasury Stock

On May 22, 2007, the Company’s Board of Directors approved up to $35 million for repurchases of the Company’s common stock.  On May 29, 2008, the Company’s Board of Directors authorized an additional $35 million for repurchases of the Company’s common stock.  On February 19, 2009, the Company’s Board of Directors authorized an additional $25.1 million for the repurchase of the Company’s common stock.  On May 25, 2011, the Company’s Board of Directors authorized an additional $35 million for the repurchase of the Company’s common stock.

The Company repurchased 566,727 shares of its common stock for $23,080,000 during the six months ended July 1, 2011.  The Company repurchased 219,578 shares of its common stock for $6,110,000 during the six months ended July 2, 2010.  As of July 1, 2011, the Company had remaining authorization under its stock repurchase plans of $26,898,000 to repurchase shares of common stock.

The Company reissued 236,382 shares of its treasury stock with a cost of approximately $5,997,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the six months ended July 1, 2011.  The Company reissued 348,966 shares of its treasury stock with a cost of $7,812,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the six months ended July 2, 2010.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees.  Under this plan participants may elect to defer up to 100% of their compensation.  Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors.  As of July 1, 2011 and December 31, 2010, the invested amounts under the plan totaled $20,697,000 and $15,379,000, respectively.  These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of July 1, 2011 and December 31, 2010, vested amounts due under the plan totaled $20,518,000 million and $15,379,000, respectively. Changes in the liability are recorded as adjustments to compensation expense.  During the three and six months ended July 1, 2011 the Company recognized an increase to compensation expense of $221,000 and $872,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income, net. During the three and six months ended July 2, 2010 the Company recognized a decrease to compensation expense of $881,000 and $313,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other expense, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010

Cash paid during period:

Income taxes	$9,242	$9,278

Non-cash investing and financing activities:

Unrealized gain (loss) on short-term investments	$27	$(28)

Vested stock unit awards issued to settle accrued bonuses	$4,538	$3,566

Note 8: Accounts Receivable, Net

At July 1, 2011 and December 31, 2010, accounts receivable, net, was comprised of the following:

	July 1,	December 31,
(In thousands)	2011	2010

Billed accounts receivable	$50,452	$47,198
Unbilled accounts receivable	28,421	26,962
Allowance for doubtful accounts	(2,136)	(2,126)
Total accounts receivable, net	$76,737	$72,034

Note 9: Inventory

At July 1, 2011, the Company had $142,000 of raw materials inventory included in prepaid expenses and other current assets on its condensed consolidated balance sheet.  At December 31, 2010, the Company had $1,630,000 and $1,225,000 of finished goods and raw materials inventory, respectively, included in prepaid expenses and other current assets on its condensed consolidated balance sheet.

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

Segment information for the three and six months ended July 1, 2011 and July 2, 2010 follows:

Revenues
	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Engineering and other scientific	$47,787	$43,981	$103,448	$88,708
Environmental and health	17,319	16,458	35,131	31,137

Total revenues	$65,106	$60,439	$138,579	$119,845

Operating Income
	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Engineering and other scientific	$14,274	$12,143	$30,504	$25,146
Environmental and health	4,828	5,372	10,103	9,647

Total segment operating income	19,102	17,515	40,607	34,793

Corporate operating expense	(5,725)	(4,740)	(14,864)	(12,511)

Total operating income	$13,377	$12,775	$25,743	$22,282

Capital Expenditures
	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Engineering and other scientific	$626	$447	$961	$1,048
Environmental and health	121	40	201	82

Total segment capital expenditures	747	487	1,162	1,130

Corporate capital expenditures	119	120	505	205

Total capital expenditures	$866	$607	$1,667	$1,335

Depreciation and Amortization
	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Engineering and other scientific	$642	$715	$1,300	$1,395
Environmental and health	53	47	104	94

Total segment depreciation and amortization	695	762	1,404	1,489

Corporate depreciation and amortization	373	316	728	662

Total depreciation and amortization	$1,068	$1,078	$2,132	$2,151

No single customer comprised more than 10% of the Company’s revenues during the three and six months ended July 1, 2011 and July 2, 2010, respectively.  No single customer comprised more than 10% of the Company’s accounts receivable at July 1, 2011 or at December 31, 2010.

Note 11: Goodwill

Below is a breakdown of goodwill reported by segment as of July 1, 2011:

	Environmental	Engineering and
(In thousands)	and health	other scientific	Total

Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the three and six months ended July 1, 2011.  There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the three and six months ended July 1, 2011.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet.  We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ materially from these estimates under different assumptions or conditions.  On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly.  We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies.  Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.  Policies covering revenue recognition and estimating the allowance for doubtful accounts are described in our fiscal 2010 Annual Report on Form 10-K under “Critical Accounting Estimates”.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2011 increased 8% and revenues before reimbursements increased 10% as compared to the same period in the prior year.  This growth was due to solid overall demand and particularly strong performances in our mechanics and materials, electrical, thermal sciences, and human factors practices.  We made progress during the quarter in several of our strategic growth areas.  In energy consulting we have been engaged by several utilities and oil and gas clients to assist them with understanding why certain pipeline failures have occurred as well as the evaluation of their pipeline risk management programs.  In design consulting, we experienced increased demand from medical device companies, who requested assistance evaluating new designs, assessing the performance of devices in the field and with the regulatory approval process.  In health science consulting, we added 12 new consultants in atmospheric sciences.  This enhanced capability is needed by many of our existing industrial clients facing air-quality issues and it will also help our international client base.

During the quarter we continued to see elevated levels of activity on a number of major assignments and are assisting clients with several high-profile investigations that engage consultants across many of our practices.  As a result utilization was 71% for the second quarter of 2011.  Net income increased 13% from the same period last year and diluted earnings per share increased to $0.55 per share as compared to $0.48 per share in the same period last year.  This increase in profitability was due to increased leverage of our cost structure.

For the remainder of 2011, we remain focused on selectively adding top talent and developing the skills necessary to expand upon our market position, providing clients with in-depth scientific research and analysis to determine what happened and how to prevent failures or exposures in the future, capitalizing on opportunities in our defense technology development practice and emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases to enhance shareholder value.  We expect activity levels to decrease as some of our major assignments step down from their elevated levels of activity this quarter.

Overview of the Three Months Ended July 1, 2011

During the second quarter of 2011, we had an 8% increase in revenues as compared to the same period last year.  The increase in revenues was due to an increase in billable hours and an increase in realized billing rates, partially offset by a decrease in product sales in our defense technology development practice.  Billable hours for the second quarter of 2011 increased 7% to 242,000 as compared to 226,000 during the same period last year.  The increase in billable hours was due to strong demand and an increase in technical full-time equivalent employees.  Technical full-time equivalent employees increased 7% to 653 during the second quarter of 2011 as compared to 611 during the same period last year due to our continuing recruiting and retention efforts.  Product sales in our defense technology development practice decreased 88% to $229,000 during the second quarter of 2011 from $1,910,000 during the same period last year due to a decrease in sales of surveillance systems to the United States Army. Utilization was 71% for the second quarter in 2011 and 2010.

Three Months Ended July 1, 2011 compared to Three Months Ended July 2, 2010

Revenues
	Three Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

Engineering and other scientific	$47,787	$43,981	8.7%
Percentage of total revenues	73.4%	72.8%
Environmental and health	17,319	16,458	5.2%
Percentage of total revenues	26.6%	27.2%

Total revenues	$65,106	$60,439	7.7%

The increase in revenues for our engineering and other scientific segment was due to an increase in billable hours and higher billing rates partially offset by a decrease in product sales in our defense technology development practice.  During the second quarter of 2011, billable hours for this segment increased by 7% to 173,000 as compared to 161,000 during the same period last year.  The increase in billable hours was due to strong demand for our services in the mechanics and materials, electrical, thermal sciences, and human factors practices.  Product sales in our defense technology development practice decreased 88% to $229,000 during the second quarter of 2011 from $1,910,000 during the same period last year due to the decrease in sales of surveillance systems to the United States Army.  Technical full-time equivalent employees increased 4% to 453 during the second quarter of 2011 as compared to 436 for the same period last year due in part to the addition of several experienced consultants in our biomechanics practice during the first quarter of 2011 and our continuing recruiting and retention efforts.  Utilization increased to 73% for the second quarter of 2011 as compared to 71% for the same period last year due in part to elevated levels of activity on a number of major assignments that engaged consultants across many of our practices.

The increase in revenues for our environmental and health segment was due to an increase in billable hours and higher billing rates, partially offset by a decrease in reimbursable project related costs.  During the second quarter of 2011, billable hours for this segment increased by 6% to 69,000 as compared to 65,000 during the same period last year.  The increase in billable hours was due to an increase in activity in the areas of our business that are related to litigation, insurance matters and regulatory compliance pertaining to the registration of chemicals.  Utilization decreased to 66% for the second quarter of 2011 as compared to 72% for the same period last year.  The decrease in utilization and operating income for our environmental and health segment was due in part to our investment in hiring experienced consultants including the addition of 12 new consultants in atmospheric sciences.  Technical full-time equivalent employees increased by 14% to 200 during the second quarter of 2011 as compared to 175 for the same period last year.

Compensation and Related Expenses
	Three Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

Compensation and related expenses	$38,508	$34,060	13.1%
Percentage of total revenues	59.1%	56.4%

The increase in compensation and related expenses during the second quarter of 2011 was due to an increase in payroll, fringe benefits, bonus expense, and the change in value of assets associated with our deferred compensation plan.  Payroll increased by $2,354,000 and fringe benefits increased by $344,000 due to the increase in technical full-time equivalent employees and the impact of our annual salary increase on April 2, 2011.  Bonuses increased by $780,000 due to a corresponding increase in profitability.  During the second quarter of 2011, deferred compensation expense increased $1,077,000, with a corresponding increase to other income, net, as compared to the second quarter of 2010 due to a change in the value of assets associated with our deferred compensation plan.  This increase consisted of an increase in the value of plan assets of $196,000 during the second quarter of 2011 and a decrease in the value of plan assets of $881,000 during the second quarter of 2010.  We expect our compensation expenses to increase as we selectively add new talent.

Other Operating Expenses
	Three Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

Other operating expenses	$5,704	$5,388	5.9%
Percentage of total revenues	8.8%	8.9%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements.  The increase in other operating expenses was primarily due to an increase in occupancy expense of $171,000 and an increase in computer expenses of $88,000.  The increase in occupancy expense was due to some planned maintenance activities for our owned facilities and costs associated with the increase in technical full-time equivalent employees.  The increase in computer expenses was associated with the increase in technical full time equivalent employees and investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

Reimbursable expenses	$4,533	$5,311	(14.6)%
Percentage of total revenues	7.0%	8.8%

The decrease in reimbursable expenses was primarily due to the decrease in product sales in our defense technology development practice. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

General and administrative expenses	$2,984	$2,905	2.7%
Percentage of total revenues	4.6%	4.8%

The increase in general and administrative expenses during the second quarter of 2011 was due to an increase in outside consulting of $77,000, an increase in professional development of $70,000, an increase in travel and meals of $54,000, and an increase in recruiting of $50,000, partially offset by a decrease in bad debt of $227,000.  The increases in outside consulting, professional development, travel and meals, and recruiting were due to our continuing recruiting and retention efforts and business development activities.  The decrease in bad debt expense was due to improved collections and a decrease in write-offs.

Other Income, Net
	Three Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

Other income (expense), net	$583	$(494)	218.0%
Percentage of total revenues	0.9%	(0.8)%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility.  During the second quarter of 2011, other income, net, increased $1,077,000, with a corresponding increase to deferred compensation expense as compared to the second quarter of 2010 due to a change in the value of assets associated with our deferred compensation plan.  This increase consisted of an increase in the value of plan assets of $196,000 during the second quarter of 2011 and a decrease in the value of plan assets of $881,000 during the second quarter of 2010.

Income Taxes
	Three Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

Income taxes	$5,743	$5,001	14.8%
Percentage of total revenues	8.8%	8.3%
Effective tax rate	41.1%	40.7%

The increase in income tax expense was due to a corresponding increase in pre-tax income and an increase in our effective tax rate.  The increase in our effective tax rate was due to an increase in state income taxes.

Six Months Ended July 1, 2011 compared to Six Months Ended July 2, 2010

Revenues
	Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

Engineering and other scientific	$103,448	$88,708	16.6%
Percentage of total revenues	74.6%	74.0%
Environmental and health	35,131	31,137	12.8%
Percentage of total revenues	25.4%	26.0%

Total revenues	$138,579	$119,845	15.6%

The increase in revenues for our engineering and other scientific segment was due to increases in billable hours, an increase in reimbursable project related costs for consulting projects in our defense technology development practice, an increase in product sales and higher billing rates.  During the first six months of 2011, billable hours for this segment increased by 6% to 350,000 as compared to 329,000 during the same period last year.  The increase in billable hours was due to strong demand for our services.  Reimbursable project related costs for consulting projects in our defense technology development practice increased 168% to $4,659,000 during the second quarter of 2011 as compared to $1,738,000 during the same period last year due to an increase in our work on improvised explosive device detection technology projects.  Product sales of rapidly deployed surveillance systems in our defense technology development practice increased 163% to $6,372,000 in the first six months of 2011 as compared to $2,419,000 during the same period last year.  Technical full-time equivalent employees increased 3% to 455 during the first six months of 2011 as compared to 442 for the same period last year due in part to the addition of several experienced consultants in our biomechanics practice and our continuing recruiting and retention efforts.  Utilization increased to 74% for the first six months of 2011 as compared to 72% for the same period last year due in part to elevated levels of activity on a number of major assignments that engaged consultants across many practices.

The increase in revenues for our environmental and health segment was due to an increase in billable hours and higher billing rates.  During the first six months of 2011, billable hours for this segment increased by 10% to 138,000 as compared to 125,000 during the same period last year.  The increase in billable hours was due to an increase in activity in the areas of our business that are related to litigation, insurance matters and regulatory compliance pertaining to the registration of chemicals.  Utilization decreased to 67% for the first six months of 2011 as compared to 69% for the same period last year.  The decrease in utilization was due in part to our investment in hiring experienced consultants including the addition of 12 new consultants in atmospheric sciences.  Technical full-time equivalent employees increased by 13% to 197 during the first six months of 2011 as compared to 174 for the same period last year.

Compensation and Related Expenses
	Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

Compensation and related expenses	$81,208	$71,840	13.0%
Percentage of total revenues	58.6%	59.9%

The increase in compensation and related expenses during the first six months of 2011 was due to an increase in payroll, fringe benefits, bonus expense and the change in value of assets associated with our deferred compensation plan.  Payroll increased by $4,034,000 and fringe benefits increased by $1,047,000 due to the increase in technical full-time equivalent employees and the impact of our annual salary increase.  Bonuses increased by $2,816,000 due to a corresponding increase in profitability.  During the first six months of 2011, deferred compensation expense increased $1,168,000, with a corresponding increase to other income, net, as compared to the first six months of 2010 due to a change in the value of assets associated with our deferred compensation plan.  This increase consisted of an increase in the value of plan assets of $855,000 during the first six months of 2011 and a decrease in the value of plan assets of $313,000 during the first six months of 2010.

Other Operating Expenses
	Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

Other operating expenses	$11,486	$10,607	8.3%
Percentage of total revenues	8.3%	8.9%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements.  The increase in other operating expenses was primarily due to an increase in occupancy expense of $424,000 and an increase in technical materials of $172,000.  The increase in occupancy expense was due to some planned maintenance activities for our owned facilities and costs associated with the increase in technical full-time equivalent employees.  The increase in technical materials was due to an increase in development activities in our defense technology development practice.

Reimbursable Expenses
	Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

Reimbursable expenses	$13,823	$9,516	45.3%
Percentage of total revenues	10.0%	7.9%

The increase in reimbursable expenses was primarily due to an increase in project-related costs in our defense technology development practice.  The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

General and administrative expenses	$6,319	$5,600	12.8%
Percentage of total revenues	4.6%	4.7%

The increase in general and administrative expenses during the first six months of 2011 was due to an increase in charitable contributions of $216,000, an increase in travel and meals of $164,000, and an increase in legal expenses of $137,000.  The increase in travel and meals was due to an increase in business development activities and the increase in technical full-time employees.  The increase in legal fees was primarily due to the costs associated with legal claims.

Other Income, Net
	Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

Other income, net	$1,596	$529	201.7%
Percentage of total revenues	1.2%	0.4%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility.  During the first six months of 2011, other income, net, increased $1,168,000, with a corresponding increase to deferred compensation expense as compared to the first six months of 2010 due to a change in the value of assets associated with our deferred compensation plan.  This increase consisted of an increase in the value of plan assets of $855,000 during the first six months of 2011 and a decrease in the value of plan assets of $313,000 during the first six months of 2010.

Income Taxes
	Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010	Percent Change

Income taxes	$11,119	$9,292	19.7%
Percentage of total revenues	8.0%	7.8%
Effective tax rate	40.7%	40.7%

The increase in income tax expense was due to a corresponding increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2011, our cash, cash equivalents and short-term investments were $95.0 million compared to $106.5 million at December 31, 2010.  The following table summarizes our cash flows (in thousands):

	Six Months Ended
	July 1, 2011	July 2, 2010

Net cash provided by operating activities	$13,293	$6,562
Net cash (used in) provided by investing activities	(27,248)	3,745
Net cash used in financing activities	(23,432)	(3,914)

The increase in net cash provided by operating activities during the first six months of 2011 as compared to the same period last year was due to an increase in net income, a decrease in prepaid expenses and other assets, and a smaller increase in accounts receivable, partially offset by a larger decrease in accrued payroll and employee benefits, a smaller increase in accounts payable and accrued liabilities and a decrease in deferred revenues.  Prepaid expenses and other assets decreased by $3.4 million during the first six months of 2011 as compared to an increase of $7.5 million during the same period last year.  The decrease in prepaid expenses and other assets during the first six months of 2011 was primarily due to a decrease in inventory.  Accounts receivable increased $5.4 million during the first six months of 2011 as compared to an increase of $9.9 million during the same period last year. The smaller increase during the first six months of 2011 was due to improved collections.  Days sales outstanding decreased to 94 during the first six months of 2011 as compared to 95 days during the same period last year.  Accrued payroll and employee benefits decreased $4.6 million during the first six months of 2011 as compared to an increase of $47,000 during the same period last year.  The larger decrease in accrued payroll and employee benefits was due to an increase in the amount of accrued bonus paid during the first quarter of 2011 as compared to the same period last year.  Accounts payable and accrued liabilities increased by $1.2 million during the first six months of 2011 as compared to an increase of $4.5 million during the same period last year.  The smaller increase in accounts payable and accrued liabilities was due to the timing of payments to vendors.  Deferred revenues decreased by $1.3 million during the first six months of 2011 as compared to an increase of $1.1 million during the same period last year.  The decrease during the first six months of 2011 was due to fewer pre-billed projects.

The change in net cash (used in) provided by investing activities was due to an increase in purchases of short-term investments of $25.6 million during the first six months of 2011 as compared to the same period last year and a decrease in maturities of short-term investments of $5.1 million during the first six months of 2011 as compared to the same period last year.

The increase in net cash used in financing activities during the first six months of 2011 as compared to the same period last year was primarily due to an increase in treasury repurchases of $16.7 million.

We expect to continue our investing activities, including purchases of short-term investments and capital expenditures.  Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of July 1, 2011 (in thousands):

	Operating
Fiscal	lease	Capital	Purchase
year	commitments	leases	obligations	Total
2011 (remaining portion)	$3,101	$2	$2,635	$5,738
2012	6,208	4	-	6,212
2013	3,944	2	-	3,946
2014	3,433	-	-	3,433
2015	2,344	-	-	2,344
Thereafter	3,085	-	-	3,085
	$22,115	$8	$2,635	$24,758

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees.  Vested amounts due under the plan of $19,425,000 were recorded as a long-term liability on our condensed consolidated balance sheet at July 1, 2011.  Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors.  As of July 1, 2011 invested amounts under the plan of $19,604,000 were recorded as a long-term asset on our condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three and six months ended July 1, 2011 and July 2, 2010:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Revenues before reimbursements	$60,573	$55,128	$124,756	$110,329

EBITDA	$14,987	$13,293	$29,409	$24,833

EBITDA as a % of revenues before reimbursements	24.7%	24.1%	23.6%	22.5%

The increase in EBITDA as a percentage of revenues before reimbursements was primarily due to improved operating leverage.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended July 1, 2011 and July 2, 2010:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Net income	$8,217	$7,280	$16,220	$13,519

Add back (subtract):

Income taxes	5,743	5,001	11,119	9,292
Interest income, net	(41)	(66)	(62)	(129)
Depreciation and amortization	1,068	1,078	2,132	2,151

EBITDA	14,987	13,293	29,409	24,833

Stock-based compensation	2,119	2,001	5,934	5,093

EBITDAS	$17,106	$15,294	$35,343	$29,926

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six month period ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended July 1, 2011:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

April 2 to April 29	20	$41.66	20	$7,027
Additional funds authorized for share repurchases				$35,000
April 30 to May 27	174	40.97	174	$34,898
May 28 to July 1	191	41.82	191	$26,898
Total	385	$41.43	385	$26,898

(1)
On May 22, 2007, the Company’s Board of Directors approved up to $35 million for repurchases of the Company’s common stock.  On May 29, 2008, the Company’s Board of Directors authorized an additional $35 million for repurchases of the Company’s common stock.  On February 19, 2009, the Company’s Board of Directors authorized an additional $25.1 million for repurchases of the Company’s common stock.  On May 25, 2011, the Board of Directors authorized an additional $35.0 million for the repurchase of the Company’s common stock.  These plans have no expiration date.

Item 6.   Exhibits

(a)	Exhibit Index

10.39	First Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: August 5, 2011
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer