Form 10-Q
period 2011-09-30
EXPONENT INC
filed 2011-11-04
CIK 851520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(650) 326-9400 (Registrant’s telephone number, including area code)

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

As of October 28, 2011, the latest practicable date, the registrant had 13,243,065 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2011 and December 31, 2010
(in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$65,245	$106,549
Short-term investments	25,403	-
Accounts receivable, net of allowance for doubtful accounts of $2,242 and $2,126 at September 30, 2011 and December 31, 2010, respectively	72,571	72,034
Prepaid expenses and other assets	8,638	10,585
Deferred income taxes	6,947	5,426
Total current assets	178,804	194,594

Property, equipment and leasehold improvements, net	27,030	27,267
Goodwill	8,607	8,607
Deferred income taxes	14,964	12,940
Deferred compensation plan assets	17,878	15,068
Other assets	483	416
Total assets	$247,766	$258,892

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,427	$9,715
Accrued payroll and employee benefits	37,230	41,888
Deferred revenues	4,784	6,131
Total current liabilities	49,441	57,734

Other liabilities	585	413
Deferred compensation	17,711	15,068
Deferred rent	1,867	1,877
Total liabilities	69,604	75,092

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 16,427 shares issued at September 30, 2011 and December 31, 2010	16	16
Additional paid-in capital	107,074	96,089
Accumulated other comprehensive loss	(314)	(451)
Retained earnings	172,460	156,086
Treasury stock, at cost; 3,160 and 2,431 shares held at September 30, 2011 and December 31, 2010, respectively	(101,074)	(67,940)
Total stockholders’ equity	178,162	183,800
Total liabilities and stockholders’ equity	$247,766	$258,892

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2011 and October 1, 2010
 (in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Revenues:
Revenues before reimbursements	$61,387	$56,906	$186,143	$167,235
Reimbursements	4,564	9,400	18,387	18,916

Revenues	65,951	66,306	204,530	186,151

Operating expenses:
Compensation and related expenses	36,051	36,960	117,259	108,800
Other operating expenses	5,858	5,365	17,344	15,972
Reimbursable expenses	4,564	9,400	18,387	18,916
General and administrative expenses	2,954	3,011	9,273	8,611

Total operating expenses	49,427	54,736	162,263	152,299

Operating income	16,524	11,570	42,267	33,852

Other income (expense), net:
Interest income, net	79	36	141	165
Miscellaneous income (expense), net	(2,203)	1,597	(669)	1,997
Total other income (expense), net	(2,124)	1,633	(528)	2,162

Income before income taxes	14,400	13,203	41,739	36,014

Income taxes	5,656	5,383	16,775	14,675

Net income	$8,744	$7,820	$24,964	$21,339

Net income per share:
Basic	$0.63	$0.54	$1.74	$1.49
Diluted	$0.60	$0.52	$1.67	$1.42

Shares used in per share computations:
Basic	13,975	14,385	14,313	14,325
Diluted	14,554	15,053	14,904	15,036

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2011 and October 1, 2010
 (in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Net income	$8,744	$7,820	$24,964	$21,339
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(206)	395	87	44
Unrealized gain (loss) on investments, net of tax	23	(3)	50	(31)

Comprehensive income	$8,561	$8,212	$25,101	$21,352

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three and Nine Months Ended September 30, 2011 and October 1, 2010
 (in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2011	October 1, 2010
Cash flows from operating activities:

Net income	$24,964	$21,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,257	3,235
Amortization of premiums and accretion of discounts on short-term investments	199	35
Deferred rent	(392)	587
Provision for doubtful accounts	1,224	1,611
Stock-based compensation	8,208	7,332
Deferred income tax provision	(3,614)	(2,551)
Tax benefit for stock plans	(2,216)	(2,373)
Changes in operating assets and liabilities:
Accounts receivable	(1,761)	(9,964)
Prepaid expenses and other assets	(2,017)	(1,588)
Accounts payable and accrued liabilities	(1,220)	4,675
Accrued payroll and employee benefits	130	275
Deferred revenues	(1,347)	440
Net cash provided by operating activities	25,415	23,053

Cash flows from investing activities:
Capital expenditures	(2,638)	(1,930)
Purchase of short-term investments	(26,599)	-
Maturity of short-term investments	-	7,405
Sale of short-term investments	1,080	-
Net cash (used in) provided by investing activities	(28,157)	5,475

Cash flows from financing activities:
Tax benefit for stock plans	2,216	2,373
Payroll taxes for restricted stock units	(3,473)	(1,918)
Repurchase of common stock	(38,551)	(7,129)
Exercise of share-based payment awards	1,148	2,331
Net cash used in financing activities	(38,660)	(4,343)

Effect of foreign currency exchange rates on cash and cash equivalents	98	(9)

Net (decrease) increase in cash and cash equivalents	(41,304)	24,176
Cash and cash equivalents at beginning of period	106,549	67,895
Cash and cash equivalents at end of period	$65,245	$92,071

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and October 1, 2010

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems.  The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature.  The operating results for the three and nine months ended September 30, 2011 are not necessarily representative of the results of future quarterly or annual periods.  The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Note 2:  Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$44,377	$44,377	$-	$-

Fixed income
available-for-sale
securities (2)	25,403	-	25,403	-

Fixed income trading
securities held in deferred
compensation plan (3)	7,372	7,372	-	-

Equity trading securities
held in deferred
compensation plan (3)	11,154	11,154	-	-

Total	$88,306	$62,903	$25,403	$-

Liabilities
Deferred compensation plan (4)	18,359	18,359	-	-

Total	$18,359	$18,359	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company's consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$64,767	$64,767	$-	$-

Fixed income trading securities held in deferred compensation plan (2)	4,956	4,956	-	-

Equity trading securities held in deferred compensation plan (2)	10,423	10,423	-	-

Total	$80,146	$80,146	$-	$-

Liabilities
Deferred compensation plan (3)	15,379	15,379	-	-

Total	$15,379	$15,379	$-	$-

(1)	Included in cash and cash equivalents and short-term investments on the Company’s consolidated balance sheet.
(2)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(3)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities at September 30, 2011 represent obligations of state and local government agencies.  Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan.  See Note 6 for additional information about the Company’s deferred compensation plan.

As of September 30, 2011, the Company held state and municipal bonds with a fair value of $25,403,000 and an amortized cost of $25,319,000. The unrealized gain recorded in accumulated other comprehensive income for the three months and nine months ended September 30, 2011 was $42,000 and $100,000, respectively. The unrealized loss recorded in accumulated other comprehensive income for the three months and nine months ended September 30, 2011 was $4,000 and $16,000, respectively. There were no securities in a continuous unrealized loss position for more than twelve months. Contractual maturities for these bonds range from 0.67 to 2.01 years. There were no available-for-sale investments as of December 31, 2010.

At September 30, 2011 and December 31, 2010, the Company did not have any assets valued using significant unobservable inputs.

The carrying amount of the Company’s accounts receivable, other assets and accounts payable approximates their fair values. There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the first nine months of fiscal years 2011 and 2010.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Shares used in basic per share computation	13,975	14,385	14,313	14,325
Effect of dilutive common stock options outstanding	201	266	203	299
Effect of dilutive restricted stock units outstanding	378	402	388	412

Shares used in diluted per share computation	14,554	15,053	14,904	15,036

There were no options excluded from the diluted per share calculation for the three and nine months ended September 30, 2011.  There were no options excluded from the diluted per share calculation for the three months ended October 1, 2010.  Common stock options to purchase 60,000 shares were excluded from the diluted per share calculation for the nine months ended October 1, 2010 due to their antidilutive effect.  The weighted-average exercise price for the antidilutive shares was $31.01 for the nine months ended October 1, 2010.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant.  The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses.  The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned.  The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,329,000 and $1,259,000 during the three months ended September 30, 2011 and October 1, 2010, respectively.  For the nine months ended September 30, 2011 and October 1, 2010, the Company recorded stock-based compensation expense associated with accrued bonus awards of $4,043,000 and $3,495,000, respectively.  The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½.  If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant.  The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $805,000 and $818,000 during the three months ended September 30, 2011 and October 1, 2010, respectively.  The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,728,000 and $3,356,000 during the nine months ended September 30, 2011 and October 1, 2010, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date.  The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant.  The Company recorded stock-based compensation expense of $140,000 and $162,000 during the three months ended September 30, 2011 and October 1, 2010, respectively, associated with stock option grants.  The Company recorded stock-based compensation expense of $437,000 and $481,000 during the nine months ended September 30, 2011 and October 1, 2010, respectively, associated with stock option grants.

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

The Company repurchased 971,615 shares of its common stock for $39,333,000 during the nine months ended September 30, 2011.  The Company repurchased 243,802 shares of its common stock for $6,900,000 during the nine months ended October 1, 2010.  As of September 30, 2011, the Company had remaining authorization under its stock repurchase plans of $10,646,000 to repurchase shares of common stock.

The Company reissued 242,838 shares of its treasury stock with a cost of approximately $6,199,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the nine months ended September 30, 2011.  The Company reissued 365,042 shares of its treasury stock with a cost of $8,300,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the nine months ended October 1, 2010.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees.  Under this plan participants may elect to defer up to 100% of their compensation.  Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors.  As of September 30, 2011 and December 31, 2010, the invested amounts under the plan totaled $18,526,000 and $15,379,000, respectively.  These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of September 30, 2011 and December 31, 2010, vested amounts due under the plan totaled $18,359,000 and $15,379,000, respectively. Changes in the liability are recorded as adjustments to compensation expense.  During the three and nine months ended September 30, 2011 the Company recognized a decrease to compensation expense of $2,511,000 and $1,656,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income, net. During the three and nine months ended October 1, 2010, the Company recognized an increase to compensation expense of $1,206,000 and $894,000, respectively, as a result of changes in the market value of the trust assets, with the same amount being recorded as other income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010

Cash paid during period:

Income taxes	$14,147	$12,566

Non-cash investing and financing activities:

Unrealized gain (loss) on short-term investments	$50	$(31)

Vested stock unit awards issued to settle accrued bonuses	$4,538	$3,566

Stock repurchases payable to broker	$782	$-

Note 8: Accounts Receivable, Net

At September 30, 2011 and December 31, 2010, accounts receivable, net, was comprised of the following:

	September 30,	December 31,
(In thousands)	2011	2010

Billed accounts receivable	$46,891	$47,198
Unbilled accounts receivable	27,922	26,962
Allowance for doubtful accounts	(2,242)	(2,126)
Total accounts receivable, net	$72,571	$72,034

Note 9: Inventory

At September 30, 2011, the Company had $3,436,000 of raw materials inventory included in prepaid expenses and other current assets on its condensed consolidated balance sheet.  At December 31, 2010, the Company had $1,630,000 and $1,225,000 of finished goods and raw materials inventory, respectively, included in prepaid expenses and other current assets on its condensed consolidated balance sheet.

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

Segment information for the three and nine months ended September 30, 2011 and October 1, 2010 follows:

Revenues
	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Engineering and other scientific	$47,785	$49,315	$151,233	$138,023
Environmental and health	18,166	16,991	53,297	48,128

Total revenues	$65,951	$66,306	$204,530	$186,151

Operating Income
	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Engineering and other scientific	$14,708	$12,944	$45,212	$38,090
Environmental and health	5,691	5,881	15,794	15,528

Total segment operating income	20,399	18,825	61,006	53,618

Corporate operating expense	(3,875)	(7,255)	(18,739)	(19,766)

Total operating income	$16,524	$11,570	$42,267	$33,852

Capital Expenditures
	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Engineering and other scientific	$723	$372	$1,684	$1,420
Environmental and health	86	37	287	119

Total segment capital expenditures	809	409	1,971	1,539

Corporate capital expenditures	162	186	667	391

Total capital expenditures	$971	$595	$2,638	$1,930

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Engineering and other scientific	$686	$700	$1,986	$2,095
Environmental and health	64	50	168	144

Total segment depreciation and amortization	750	750	2,154	2,239

Corporate depreciation and amortization	375	334	1,103	996

Total depreciation and amortization	$1,125	$1,084	$3,257	$3,235

No single customer comprised more than 10% of the Company’s revenues during the three and nine months ended September 30, 2011. The Company derived 12% of revenues from agencies of the federal government for the three months ended October 1, 2010.  No single customer comprised more than 10% of the Company’s revenues for the nine months ended October 1, 2010.  No single customer comprised more that 10% of the Company’s accounts receivable at September 30, 2011 or at December 31, 2010.

Note 11: Goodwill

Below is a breakdown of goodwill reported by segment as of September 30, 2011:

	Environmental	Engineering and
(In thousands)	and health	other scientific	Total

Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2011.  There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the three and nine months ended September 30, 2011.

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

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2011 decreased 1% and revenues before reimbursements increased 8% as compared to the same period last year.  The decrease in revenues was due to a decrease in product sales in defense technology development as compared to the prior year when product sales were unusually strong and a decrease in reimbursable project related costs.  These decreases were offset by strong growth in revenues before reimbursements driven by an increase in consulting revenues.  We experienced strong demand for our consulting services from a diverse set of clients for both reactive and proactive projects and continued to see elevated levels of activity on a few major assignments.  Our utilization was 72% for the third quarter which was exceptionally strong for the summer quarter.  We made progress during the quarter in several of our strategic growth areas.  In energy consulting we continued to work on projects for several utilities and oil and gas clients to assist them with understanding why certain pipeline failures have occurred as well as the evaluation of their pipeline risk management programs.  In design consulting, we experienced an increase in battery consulting activity from a broad set of industries including consumer electronics, medical devices, automotive, aerospace and battery suppliers.  In health sciences the integration of the atmospheric sciences consultants we hired during the second quarter has gone well and we are pleased with the number of opportunities that have been created by cross-selling their capabilities.

During the quarter, we continued to see elevated levels of activity on a number of major assignments and are assisting clients with several high-profile investigations that engage consultants across many of our practices.  The growth in consulting revenues and the increase in utilization resulted in a 12% increase in net income during the third quarter of 2011 as compared to the same period last year.  Diluted earnings per share increased to $0.60 per share as compared to $0.52 in the same period last year. This increase in profitability was due to increased leverage of our cost structure.

We remain focused on selectively adding top talent and developing the skills necessary to expand upon our market position, providing clients with in-depth scientific research and analysis to determine what happened and how to prevent failures or exposures in the future, capitalizing on opportunities in defense technology development and emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases to enhance shareholder value.  We expect some of our major assignments to step down from their elevated levels of activity as they move through their project life cycle.

Overview of the Three Months Ended September 30, 2011

During the third quarter of 2011 billable hours increased 11% to 250,000 as compared to 226,000 during the same period last year. Technical full-time equivalent employees increased 8% to 664 during the third quarter of 2011 as compared to 614 during the same period last year due to our recruiting and retention efforts which resulted in the addition of several experienced consultants in biomechanics and atmospheric sciences during the current year. We continue to selectively hire key talent to expand our capabilities and have experienced an increase in utilization due to elevated levels of activity on several major assignments and our management of headcount to align resources with anticipated demand.  Product sales in defense technology development decreased to $627,000 for the third quarter of 2011 as compared to $7,300,000 during the same period last year due to lower sales of surveillance systems to the United States Army.  Product sales will vary from quarter to quarter due to the timing of new contracts and delivery dates.

Three Months Ended September 30, 2011 compared to Three Months Ended October 1, 2010

Revenues
	Three Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

Engineering and other scientific	$47,785	$49,315	(3.1)%
Percentage of total revenues	72.5%	74.4%
Environmental and health	18,166	16,991	6.9%
Percentage of total revenues	27.5%	25.6%

Total revenues	$65,951	$66,306	(0.5)%

The decrease in revenues for our engineering and other scientific segment was due a decrease in product sales in defense technology development and a decrease in reimbursable project related costs for consulting projects in defense technology development, partially offset by an increase in billable hours and higher billing rates.  Product sales in defense technology development decreased to $627,000 for the third quarter of 2011 as compared to $7,300,000 during the same period last year due to lower sales of surveillance systems to the United States Army.  Product sales will vary from quarter to quarter due to the timing of new contracts and delivery dates.  Reimbursable project related costs for consulting projects in defense technology development decreased to $1,586,000 during the third quarter of 2011 as compared to $3,014,000 during the same period last year due to the timing of reimbursable expenses on these projects. During the third quarter of 2011, billable hours for this segment increased by 11.3% to 177,000 as compared to 159,000 during the same period last year.  The increase in billable hours was due to strong demand for our services in our mechanics and materials, electrical, thermal sciences, biomechanics, human factors and engineering management practices.  Technical full-time equivalents increased 5.1% to 457 from 435 for the same period last year due to our recruiting and retention efforts. Utilization increased to 74% for the third quarter of 2011 as compared to 70% for the same period last year due in part to elevated levels of activity on a number of major assignments that engaged consultants across many practices and our management of headcount to align resources with anticipated demand.

The increase in revenues for our environmental and health segment was driven by an increase in billable hours and higher billing rates partially offset by a decrease in reimbursable project related costs.  During the third quarter of 2011, billable hours for this segment increased by 9.0% to 73,000 as compared to 67,000 during the same period last year.  The increase in billable hours was primarily due to an increase in demand for our services.  Utilization decreased to 68% for the third quarter of 2011 as compared to 72% during the same period. The decrease in utilization and operating income for our environmental and health segment was due in part to our investment in hiring experienced consultants.  Technical full-time equivalents increased by 15.6% to 207 from 179 for the same period last year.

Compensation and Related Expenses
	Three Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

Compensation and related expenses	$36,051	$36,960	(2.5)%
Percentage of total revenues	54.7%	55.7%

The decrease in compensation and related expenses during the third quarter of 2011 was due to a change in the value of assets associated with our deferred compensation plan, partially offset by an increase in payroll, fringe benefits and bonuses. During the third quarter of 2011, deferred compensation expense decreased $3,717,000 with a corresponding decrease to other income, net, as compared to the third quarter of 2010 due to a change in value of assets associated with our deferred compensation plan.  This decrease consisted of a decrease in the value of plan assets of $2,511,000 during the third quarter of 2011 and an increase in the value of plan assets of $1,206,000 during the third quarter of 2010.  Payroll increased by $2,001,000 and fringe benefits increased by $560,000 due to an increase in full-time equivalent employees and the impact of our annual salary increase on April 2, 2011. Bonuses increased by $387,000 due to a corresponding increase in profitability.  We expect our compensation expenses to increase as we selectively add new talent.

Other Operating Expenses
	Three Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

Other operating expenses	$5,858	$5,365	9.2%
Percentage of total revenues	8.9%	8.1%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements.  The increase in other operating expenses was primarily due to an increase in occupancy expenses of $228,000 and an increase in computer expenses of $128,000. The increase in occupancy expenses was due to planned maintenance activities for our owned facilities and costs associated with the increase in technical full-time equivalent employees.  The increase in computer expenses was associated with the increase in technical full-time equivalent employees and investments in our corporate infrastructure.  We expect other operating expenses to increase as we continue to increase headcount and invest in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

Reimbursable expenses	$4,564	$9,400	(51.4)%
Percentage of total revenues	6.9%	14.2%

The decrease in reimbursable expenses was primarily due to a decrease in project related costs in defense technology development. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

General and administrative expenses	$2,954	$3,011	(1.9)%
Percentage of total revenues	4.5%	4.5%

General and administrative expenses remained relatively consistent with the same period last year due to our continuing efforts to manage our cost structure by reducing discretionary spending and negotiating favorable agreements with our vendors. We expect general and administrative expenses to increase as we continue to expand our business and employee development activities.

Other Income (Expense), Net
	Three Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

Other (expense) income, net	$(2,124)	$1,633	(230.1)%
Percentage of total revenues	(3.2)%	2.5%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility.  During the third quarter of 2011, other income, net, decreased $3,717,000, with a corresponding decrease to deferred compensation expenses, as compared to the third quarter of 2010 due to a change in value of assets associated with our deferred compensation plan.  This decrease consisted of a decrease in the value of plan assets of $2,511,000 during the third quarter of 2011 and an increase in the value of plan assets of $1,206,000 during the third quarter of 2010.

Income Taxes
	Three Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

Income taxes	$5,656	$5,383	5.1%
Percentage of total revenues	8.6%	8.1%
Effective tax rate	39.3%	40.8%

The increase in income taxes was due to a corresponding increase in pre-tax income.  The decrease in the effective tax rate was due to a decrease in state taxes as a result of the mix of income earned in various state jurisdictions.

Nine Months Ended September 30, 2011 compared to Nine Months Ended October 1, 2010

Revenues
	Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

Engineering and other scientific	$151,233	$138,023	9.6%
Percentage of total revenues	73.9%	74.1%
Environmental and health	53,297	48,128	10.7%
Percentage of total revenues	26.1%	25.9%

Total revenues	$204,530	$186,151	9.9%

The increase in revenues for our engineering and other scientific segment was due to an increase in billable hours and higher billing rates, partially offset by a decrease in product sales in defense technology development. During the first nine months of 2011, billable hours for this segment increased by 8.0% to 527,000 as compared to 488,000 during the same period last year. The increase was due to strong demand for our services. Technical full-time equivalents increased 3.9% to 456 from 439 for the same period last year due to our recruiting and retention efforts.  Utilization increased to 74% for the first nine months of 2011 as compared to 71% for the same period last year due in part to elevated levels of activity on a number of major assignments and our management of headcount to align resources with anticipated demand.  Product sales in defense technology development decreased to $6,999,000 for the first nine months of 2011 as compared to $9,718,000 during the same period last year due to lower sales of surveillance systems to the United States Army.

The increase in revenues for our environmental and health segment was due to an increase in billable hours and higher billing rates.  The increase in billable hours was due to strong demand for our services.  During the first nine months of 2011, billable hours for this segment increased by 9.3% to 211,000 as compared to 193,000 during the same period last year.  Utilization decreased to 68% for the first nine months of 2011 as compared to 70% for the same period last year. The decrease was due in part to our investment in hiring experienced consultants during the current year. Technical full-time equivalents increased by 13.6% to 200 during the first nine months of 2011 as compared to 176 for the same period last year.

Compensation and Related Expenses
	Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

Compensation and related expenses	$117,259	$108,800	7.8%
Percentage of total revenues	57.3%	58.4%

The increase in compensation and related expenses during the first nine months of 2011 was due to an increase in payroll, fringe benefits and bonuses, partially offset by the change in value of assets associated with our deferred compensation plan.  Payroll increased by $6,036,000 and fringe benefits increased by $1,607,000 due to an increase in technical full-time equivalent employees and the impact of our annual salary increase on April 2, 2011. Bonuses increased by $3,203,000 due to a corresponding increase in profitability.  During the first nine months of 2011, deferred compensation expense decreased $2,550,000 with a corresponding decrease to other income, net, as compared to the same period last year due to a change in value of assets associated with our deferred compensation plan.  This decrease consisted of a decrease in the value of plan assets of $1,656,000 during the first nine months of 2011 and an increase in the value of plan assets of $894,000 during the same period last year.

Other Operating Expenses
	Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

Other operating expenses	$17,344	$15,972	8.6%
Percentage of total revenues	8.5%	8.6%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements.  The increase in other operating expenses was primarily due to an increase in occupancy expenses of $652,000, an increase in computer expenses of $290,000 and an increase in technical materials of $259,000. The increase in occupancy expenses was due to some planned maintenance activities for our owned facilities and costs associated with the increase in technical full-time equivalent employees.  The increase in computer expenses was associated with the increase in technical full-time equivalent employees and investments in our corporate infrastructure. The increase in technical materials was due to development activities in defense technology development.

Reimbursable Expenses
	Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

Reimbursable expenses	$18,387	$18,916	(2.8)%
Percentage of total revenues	9.0%	10.2%

Reimbursable expenses remained relatively consistent with the same period last year. The amount of reimbursable expenses will vary depending on the nature of our projects.

General and Administrative Expenses
	Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

General and administrative expenses	$9,273	$8,611	7.7%
Percentage of total revenues	4.5%	4.6%

The increase in general and administrative expenses during the first nine months of 2011 was due to an increase in charitable contributions of $219,000, an increase in professional development of $169,000, and an increase in marketing expense of $131,000. The increases in professional development and marketing were due to our continuing investment in employee and business development activities.

Other (Expense) Income, Net
	Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

Other (expense) income, net	$(528)	$2,162	(124.4)%
Percentage of total revenues	(0.3)%	1.2%

Other (expense) income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility.  During the first nine months of 2011, other income, net, decreased $2,550,000 with a corresponding decrease to deferred compensation expenses as compared to the same period last year due to a change in value of assets associated with our deferred compensation plan.  This decrease consisted of a decrease in the value of plan assets of $1,656,000 during the first nine months of 2011 and an increase in the value of plan assets of $894,000 during the same period last year.

Income Taxes
	Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010	Percent Change

Income taxes	$16,775	$14,675	14.3%
Percentage of total revenues	8.2%	7.9%
Effective tax rate	40.2%	40.7%

The increase in income tax expense was due to a corresponding increase in pre-tax income.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance on goodwill impairment that gives companies the option to perform a qualitative assessment of whether goodwill is more likely than not impaired rather than comparing the estimated fair value with the book value of each reporting unit.  The updated accounting guidance is effective for fiscal years beginning after December 15, 2011.  Early application is permitted.  We do not expect the adoption to have an impact on our consolidated financial statements.

In June 2011, the FASB issued updated guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements.  There will no longer be the option to present items of other comprehensive income in the statement of stockholders' equity.  The updated accounting guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis.  Early application is permitted.  We do not expect the adoption to have an impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, our cash, cash equivalents and short-term investments were $90.6 million compared to $106.5 million at December 31, 2010.  The following table sets forth certain cash flow information for the nine months ended September 30, 2011 and October 1, 2010.

	Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010

Net cash provided by operating activities	$25,415	$23,053
Net cash (used in) provided by investing activities	(28,157)	5,475
Net cash used in financing activities	(38,660)	(4,343)

The increase in net cash provided by operating activities during the first nine months of 2011 as compared to the same period last year was due to an increase in net income and a smaller increase in accounts receivable, partially offset by an decrease in accounts payable and accrued liabilities, a decrease in deferred revenues and an increase in deferred income taxes.  Accounts receivable increased $1.8 million during the first nine months of 2011 as compared to an increase of $10.0 million during the same period last year.  The smaller increase in accounts receivable during the first nine months of 2011 was due to a smaller increase in revenues.  Days sales outstanding were 94 days for the first nine months of 2011 and 2010.  Accounts payable and accrued liabilities decreased $1.2 million during the first nine months of 2011 as compared to an increase of $4.7 million during the same period last year. The decrease in accounts payable and accrued liabilities during the first nine months of 2011 was due to the timing of payments to vendors and a decrease in product sales in our defense technology development business.  Deferred revenues decreased $1.3 million during the first nine months of 2011 as compared to an increase of $440,000 during the same period last year.  The decrease in deferred revenues during the first nine months of 2011 was due to fewer pre-billed projects.  Deferred income taxes increased by $3.6 million during the first nine months of 2011 as compared to an increase of $2.6 million during the same period last year.  The larger increase in deferred income taxes was primarily due to an increase in contributions to our deferred compensation plan.

The change in net cash (used in) provided by investing activities was due to an increase in purchases of short-term investments of $26.6 million during the first nine months of 2011 as compared to the same period last year and a decrease in sales/maturities of short-term investments of $6.3 million during the first nine months of 2011 as compared to the same period last year.

The increase in net cash used in financing activities during the first nine months of 2011 as compared to the same period last year was due an increase in repurchases of common stock of $31.4 million.

For the remainder of 2011, we expect to continue our investing activities including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of September 30, 2011 (in thousands):

	Operating
Fiscal	lease	Capital	Purchase
year	commitments	leases	obligations	Total
2011 (remaining portion)	$1,520	$1	$3,366	$4,887
2012	6,232	3	-	6,235
2013	3,969	2	-	3,971
2014	3,459	-	-	3,459
2015	2,344	-	-	2,344
Thereafter	3,085	-	-	3,085
	$20,609	$6	$3,366	$23,981

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees.  Vested amounts due under the plan of $17,711,000 were recorded as a long-term liability on our condensed consolidated balance sheet at September 30, 2011.  Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors.  As of September 30, 2011 invested amounts under the plan of $17,878,000 were recorded as a long-term asset on our condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three and nine months ended September 30, 2011 and October 1, 2010:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Revenues before reimbursements	$61,387	$56,906	$186,143	$167,235

EBITDA	$15,446	$14,251	$44,855	$39,084

EBITDA as a % of revenues before reimbursements	25.2%	25.0%	24.1%	23.4%

The increase in EBITDA as a percentage of revenues before reimbursements was primarily due to improved operating leverage.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended September 30, 2011 and October 1, 2010:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Net income	$8,744	$7,820	$24,964	$21,339

Add back (subtract):

Income taxes	5,656	5,383	16,775	14,675
Interest income, net	(79)	(36)	(141)	(165)
Depreciation and amortization	1,125	1,084	3,257	3,235

EBITDA	15,446	14,251	44,855	39,084

Stock-based compensation	2,274	2,239	8,208	7,332

EBITDAS	$17,720	$16,490	$53,063	$46,416

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

(b)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended September 30, 2011:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

July 2 to July 29	15	$42.45	15	$26,274
July 30 to August 26	238	39.43	238	$16,899
August 27 to September 30	152	41.02	152	$10,646
Total	405	$40.14	405	$10,646

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

Date: November 4, 2011
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer