Form 10-K
period 2011-12-30
EXPONENT INC
filed 2012-02-27
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-K

________________________________

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2011.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

________________________________

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

________________________________

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400

(Registrant’s telephone number, including area code)

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the closing sales price of the Common Stock as reported on the NASDAQ National Market on July 1, 2011, the last business day of the registrant’s most recently completed second quarter, was $502,877,855. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of July 1, 2011 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer’s Common Stock outstanding as of February 17, 2012 was 13,322,962.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders to be held on May 31, 2012, are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 30, 2011

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

Pricing and Terms of Engagements

We generally provide our services on either a fixed-price basis or on a “time and material” basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $135 to $600 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Exponent provides high quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate 23 practices and centers, including:

•	Biomechanics
•	Biomedical Engineering
•	Buildings & Structures
•	Civil Engineering
•	Construction Consulting
•	Defense Technology Development
•	Ecological & Biological Sciences
•	Electrical Engineering & Computer Science
•	Engineering Management Consulting
•	Environmental & Earth Sciences
•	Health Sciences
o	Center for Chemical Regulation & Food Safety
o	Center for Epidemiology, Biostatistics & Computational Biology
o	Center for Exposure Assessment & Dose Reconstruction
o	Center for Occupational Medicine & Environmental Health
o	Center for Toxicology & Mechanistic Biology
•	Human Factors
•	Industrial Structures
•	Materials & Corrosion Engineering
•	Mechanical Engineering
•	Polymer Science & Materials Chemistry
•	Statistical & Data Sciences
•	Thermal Sciences
•	Vehicle Analysis

Biomechanics

Our biomechanics staff uses engineering and biomedical science to solve complex problems at the intersection of biology and engineering. Our expertise is used to understand and evaluate the interaction between the human body as a biological system and the physical environment to explore the cause, nature, and severity of injuries.

During the past year our biomechanics staff performed analyses of human injury related to a variety of products including recreational vehicles, sporting goods, trucks, trains, aircraft and motor cars. They also looked at the implications of using protective devices (such as restraint systems and helmets) on reducing potential injuries and assessed injuries in the workplace, during recreational activities and in the home.

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

Buildings & Structures

The basic function of a building is to provide structurally sound, durable and environmentally controlled space to house and protect occupants and contents. If this basic function is not achieved, it is because some aspect(s) of the building design or construction failed to perform its intended function. Our architects, engineers, and scientists have been investigating such failures for decades, and we use this experience to solve problems with building systems and components, including finding the best repair options and mitigating the risk of future failures.

During the past year, we have evaluated numerous problems with residential, commercial and industrial structures for insurers, attorneys and owners.  Our evaluations often included property inspections, testing, engineering analysis and development of repair recommendations.  In addition, we have worked with owners to assess and mitigate the risk of failure associated with hazards such as hurricanes, earthquakes, tsunamis and aging infrastructure.  We have assessed these risks to industrial facilities, pipelines and nuclear power plant structures. Finally, we continue to pursue activities to address green/sustainable building issues both from a construction as well as human health standpoint to confront major social and economic decisions regarding the relationship between people-environment-profit and the built environment.

Civil Engineering

Our Civil Engineering Practice provides broad expertise that includes geotechnical engineering, geological engineering, engineering geology, and geology to address a host of geo-failures, including landslides, foundation and retaining wall failures, dam and levee failures and earthwork construction claims. We also provide peer review services for complicated structures such as new nuclear power plant construction.  Our Water Resources staff specializes in the application of proven hydrologic, hydraulic, hydrodynamic, and sediment transport research and science to provide scientifically sound and cost-effective solutions to our clients.

Over the past year, our consultants have been engaged in a number of investigations related to landslides, retaining wall and foundation failures, pipeline performance, flooding and flood mitigation, and peer review of new nuclear reactor designs. This practice has had a diverse portfolio of projects and clients that represent a broad spectrum of industries.

Construction Consulting

Our Construction Consulting Practice provides project advisory, risk analysis, strategic planning, dispute resolution, and financial damages services.  During the past year, we increased the depth and breadth of our expertise by adding experience in the government contract and claim advisory services arena with particular emphasis in aerospace and defense programs. Our multi-disciplinary staff, which includes engineers, architects, construction managers, schedulers, accountants, and technical specialists, provides these services to both the public and private sectors for clients who represent a diverse mix of companies and agencies and are involved in a wide range of projects – from complex construction and capital projects to Department of Defense aerospace and defense procurements.

Our projects include many sectors of the construction industry as well as facilities and systems which include power plants, transmission and distribution facilities, petrochemical facilities, water/wastewater treatment plants, bridges and roads, marine structures, rail systems, tunnels, airports, detention facilities, commercial buildings, institutional buildings, industrial and manufacturing facilities, sporting arenas, resorts and gaming facilities, rotary and fixed-wing aircraft, shipbuilding, missiles, missile defense systems, simulators and space launch vehicles. We provide services to most construction, aerospace and defense industry participants: owners, lending agencies, prime contractors, subcontractors, designers, attorneys and insurance carriers.

Defense Technology Development

Drawing on our multidisciplinary engineering, testing, failure analysis, and prevention expertise, our Defense Technology Development Practice specializes in harnessing advanced technologies and practices from the commercial world to help our defense clients rapidly achieve solutions to their pressing technology integration and development problems. We identify and leverage the best in commercial off-the-shelf technologies to create solutions ranging from fully integrated systems to mission support modules.  Our focus is on cost effectiveness, ease of use, reliability, high quality and speed of engineering design and execution. Our engineers and scientists continue to work in Afghanistan war zone laboratories embedded with U.S. and NATO military personnel to ensure we understand their problems and can rapidly deliver solutions to high priority military technology capability gaps.

During the past year we continued to refine our ground penetrating radar (GPR) system to provide a real-time improvised explosive device/mine detection capability for a range of ground vehicles. Internationally, additional GPR system deliveries were made to the U.K. Ministry of Defence for their operationally deployed route clearance capability, and to the Swedish Ministry of Defence for developmental testing.  With our U.S. military client, we have continued our work on the development program to deliver next-generation GPR capability and performance.  Our sales in the area of ISR (Intelligence, Surveillance and Reconnaissance) have continued with both the Rapid Deployment Integrated Surveillance Systems and the Mid-Range Thermal Imager System for soldiers in Afghanistan, who require increased situational awareness coupled with night vision capabilities.  Also over the past year, we have expanded our mission support and technology quality and evaluation services in the areas of personnel identification, radio-frequency identification, physical and logical access control, biometrics, smart credentials, and data analytics for cyber security.

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

Electrical Engineering & Computer Science

Our team of electrical engineers and computer scientists performs a wide array of investigations ranging from electric power systems and equipment to integrated circuits, and contributes to safer, more reliable designs in new products.  We operate laboratories for testing both heavy equipment and electronics. In addition we have a broad capability in analyzing computer software.

During the past year our electrical engineers and computer scientists continued to broaden our expertise in computer science consulting.  Our team expertise encompasses a breadth of areas including information and numerical sciences, algorithms and data structures, computer graphics, computer architecture, networking and communications, as well as security and cryptography. In software, our team experience includes many aspects of software analysis and design ranging from evaluating the intellectual property content of a software product to resolving failures related to embedded processors and machine control. We also perform complex software review, study the interaction of hardware and software layers, as well as evaluate safety and reliability issues related to device control for safety-critical applications such as medical devices.

Engineering Management Consulting

This practice provides multi-disciplinary expertise and rapid response to assist clients with technical and management consulting services, often in extremely short time frames. Our consultants provide services in the areas of asset strategy and planning, project management, engineering, construction, maintenance, operations, environmental, and risk analysis.  This practice primarily services the electric and gas utility industries, focusing on transmission and distribution as well as fossil fuel and nuclear generation.

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

Environmental & Earth Sciences

Our environmental scientists and engineers provide cost-effective, scientifically defensible and realistic assessments and solutions to complex environmental issues.  We offer technical, regulatory and litigation support to industries that include manufacturing, mining and minerals, oil and gas, chemicals, forest products, railroads, aerospace, and trade associations.  Our consultants specialize in the areas of environmental chemistry and forensics, hydrogeology, air toxics, modeling and monitoring, remediation consulting, environmental engineering and waste management, and evaluation of environmental and social risks for large international capital projects. Our work often involves complex and high visibility environmental scenarios, claims, or toxic tort matters, where evaluation of contamination and historical reconstruction of events, releases, and doses are central to problem resolution.

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

During the past year our chemical regulation & food safety staff have conducted a wide array of work. The European side of our business was involved with many projects related to plant protection product regulatory submissions, from new active substances to product-specific dossiers for individual member states.  In addition, we provided many specialist assessments relating to human and environmental exposure and product efficacy. The first work for the next REACH submission deadline in 2013 also began. REACH (Registration, Evaluation, Authorisation and Restriction of Chemical substances) is the European Union chemicals policy that requires all new substances supplied at greater than 1 tonne (approx. 2,205 lbs.) per year to be registered.  In the U.S. we continued to provide services related to pesticide product development and new U.S. product registration, registration review, due diligence, and data compensation, as well as the approval of new pesticide inert ingredients and new non-pesticide chemical approvals. Our food safety consultants assisted clients with food additives, food contact notifications, and nutrition-related analyses, as well as product recall and litigation support.

Center for Epidemiology, Biostatistics & Computational Biology

Our health scientists apply epidemiology to examine and address complex health issues in a variety of settings. Through the principles of epidemiology, we analyze the interaction of host, agent, and environment to reach conclusions about the causes and occurrence of disease in human populations.

Our consultants combine the expertise of several medical specialties, exposure assessment professionals, and other scientists who have advanced degrees in statistics and public health. All of our physicians have graduate training in epidemiology and biostatistics. Our research work has included numerous community health assessments, disease cluster investigations, survey research, occupational cohort and case-control studies, exposure assessment studies, cancer modeling, meta-analyses, and state of the art reviews.

Our health economics and outcomes research scientists determine the value of new medical technologies. We specialize in evaluating the impact of pharmaceuticals, medical devices, biotechnology products, and diagnostics on treatment patterns, medical care resource utilization, and health care costs; we assess the changes in health outcomes that result from new medical technologies, including decreased mortality, reduced disease cases or symptoms, improved quality of life, and increased patient satisfaction; and we quantify changes in health outcomes relative to their costs and to the costs of competing health care interventions, allowing assessment of the appropriate value for these new medical technologies.

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

During the past year we expanded our capabilities in air quality and atmospheric sciences with the addition of staff that provide air quality and meteorological modeling, permitting, and licensing support services. They investigate potential and accidental releases of chemicals to the atmosphere, simulate transport and fate of chemical substances, and develop measures of prevention and control, such as emergency preparedness and response. Our atmospheric scientists work closely with our thermal and process engineers to predict and evaluate the dispersion of air emissions, and work with our risk assessors to evaluate health risks posed by atmospheric releases to the ambient air and to indoor environments.

Center for Occupational Medicine & Environmental Health

This center is composed of industrial hygienists, safety professionals, physicians, and scientists, with specialized training in the anticipation, recognition, evaluation, risk assessment, and control of human health hazards.

Our staff has partnered with and assisted clients with health-related issues involving workers, products, and manufacturing processes, and issues concerning communities and the environment. We draw on the expertise and resources of staff located throughout the U.S. Our team includes senior physicians and experienced health scientists specializing in the fields of epidemiology, industrial hygiene, toxicology, safety, occupational health, veterinary medicine and engineering. This unique multidisciplinary team provides the necessary insight to address complex health issues facing businesses, corporations, property owners and others. We help to investigate a broad variety of environmental health concerns, such as evaluating claims of illnesses from environmental exposures to chemicals, dusts, molds  and micro-organisms, and we develop strategies to aid in controlling such exposures, when needed.  We also have assisted clients with their preventive health program needs in the workplace and provide external verification of health services performance. Common medical conditions, if not managed well, can erode worker productivity and have consequent effects on the competitiveness of an enterprise.

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

During the past year we continued to provide toxicology and clinical toxicology support in nearly all phases of pharmaceutical and combination drug development from preclinical studies to post-marketing safety assessments. We reviewed existing data and developed new studies on potential endocrine toxicity of chemical substances.  Our radiation toxicologists evaluated contamination levels at several Japanese facilities in the Fukushima area after the March 2011, earthquake and subsequent tsunami.  We are also extremely active in the research related to the identification, assessment, and prioritization of risks (the probability of adverse effects) associated with engineered nanomaterial development and manufacturing processes.

Human Factors

Our Human Factors staff evaluates human performance and safety in product and system use. Our consultants study how the limitations and capabilities of people, including memory, perception, reaction time, judgment, physical size and dexterity, affect the way they use a product, interact with an organization or environment, process information or  participate in an activity.

During the past year our scientists evaluated the human performance issues and behaviors that may have contributed to accident causation. We addressed the reliability of human memory and retrospective reporting in the gathering of fact-based evidence.   We continued to review warnings and labeling issues related to consumer products, pharmaceuticals, motor vehicles, medical devices and industrial products.  In addition, we assisted manufacturers with compliance of regulatory guidelines related to products and worked with them regarding the Consumer Product Safety Commission’s new publicly available consumer product safety database.

Industrial Structures

Our Industrial Structures Practice, based in Düsseldorf, Germany, specializes in design and assessment of industrial structures subject to extreme conditions.  Our Düsseldorf office has provided design reviews and assessments on more than 1,000 structures around the world, and our staff has participated in the creation of several engineering standards.

Our Industrial Structures Practice provides planning, assessment, rehabilitation and dismantling analysis of bearing structures in four particular areas: antenna masts, power plants, buildings and special structures like refractories or tanks.  One service we provide in over 800 locations throughout the year is quality assurance of antenna masts for a variety of facilities including telecommunications, wind energy and industrial chimneys. Our consultants provide inspection services related to new construction and assess design deficiencies related to new and existing facilities, as well as assist our clients with on-time, quality construction on their projects.

With the use of our self-developed computer software for non-linear material behavior, close-to-reality assessment of a wide variety of structures such as cracked reinforced concrete structures, multi-layer refractories or masonry towers is provided. Beyond industrial structures more and more commercial property projects are becoming part of this practice.

Materials & Corrosion Engineering

Our in-depth knowledge of materials and electrochemistry, combined with the breadth of collective expertise in many areas of engineering and science, is used to understand how and why materials fail, as well as to prevent future failures.  Our engineers and scientists use their broad background in field investigations, root-cause assessments, and materials engineering to solve complex problems for both industrial and legal clients. During the past year we conducted failure analysis, failure prevention, and integrity assessment investigations for a wide variety of clients including medical, aerospace, chemical processing, pipeline, automotive, construction, consumer electronics, recreational, and other industries.

Mechanical Engineering

We provide clients with a thorough comprehension of current or alternative designs to determine potential vulnerabilities before failures occur, develop appropriate risk mitigation methods, and provide post failure investigations. Our consultants review the safety and reliability of processes and products for a variety of industries, including transportation, heavy industry, energy, and consumer products. Our scientists and engineers also provide services in the area of intellectual property and are often asked to interpret the language of a patent from a scientific and engineering perspective and provide valuable insight regarding the proper technical interpretation of patent claims. During the past year our mechanical engineers worked on a wide variety of projects ranging from high profile consumer product recall investigations to pipeline integrity evaluations and worker safety issues.  Our staff developed and utilized detailed, validated computational models to evaluate equipment, consumer products and medical devices to solve a variety of technical challenges associated with their design and optimization.

Polymer Science & Materials Chemistry

Our polymer science and materials chemistry staff consults with industrial, government, and insurance clients, as well as their outside counsels, regarding polymers used in diverse applications and chemical aspects of batteries, drug delivery systems, and other products that depend on highly controlled manufacturing environments.  We assist clients in understanding the short- and long-term performance of plastic, rubber, adhesive, coating, composite and power systems when challenged by physical, chemical, thermal and other operational stresses. During the past year we added key members to our staff with expertise in performance textiles, engineering plastics, and materials for medical applications. We also increased our presence in our China office and added staff in our new Atlanta office. We continue to work on a number of projects in which polymers and chemistry are important to the performance of medical devices, food packaging, high-performance coatings, utilities and infrastructure, energy and power systems, and general consumer products.

Statistical & Data Sciences

Our Statistical & Data Sciences staff comprises our company’s core capabilities in statistical methodology and offers its expertise to serve clients at any and all stages of the empirical research process including product development, manufacturing, and regulatory stages.  The practice specializes in determining whether a particular activity or product poses an unreasonable risk.  Risk estimation involves establishing a reference period and then collecting information about the number of injuries (or other adverse events) suffered and the amount of exposure during this period.  Through analysis and synthesis of client-supplied data, combined with information from public sources, we help clients measure their own risk in the context of similar risks and determine appropriate courses of action.  During the past year, we worked on a variety of projects for government, industry, and legal clients.  Our statisticians and data scientists performed assessments of manufacturing quality systems, investigated data mining methods to improve classification tools, and analyzed the reliability of home appliances during use by consumers.

Thermal Sciences

We have investigated and analyzed thousands of fires and explosions ranging from high loss disasters at manufacturing facilities to small insurance claims. Information gained from these analyses has helped us assist clients in assessing preventive measures related to the design of their products. Based on our investigation experience, we also assist industry to minimize their risk of fires and explosions, provide regulatory consulting for permitting new industrial facilities, and assist manufacturers in addressing allegations of the risk of fires associated with consumer products.   Our engineers use fire modeling and other computational fire dynamics modeling tools to supplement our analytical, experimental, and field-based activities. Preventive services include process safety hazard analysis for the chemical and oil and gas industries, fire protection engineering and dust explosion consulting.

During the past year, in the context of consumer product safety, our staff reviewed lithium-ion battery technology, its failure modes and past failure history, and studied the life cycle of the storage and distribution of batteries. This work was conducted on behalf of the Fire Protection Research Foundation, a part of the National Fire Protection Association. The review laid out a research approach for evaluating and identifying battery storage facility fire protection strategies. This is part of a larger study of the hazards associated with lithium-ion battery storage, with an aim of developing fire protection strategies to protect battery and battery-powered products, bulk storage and distribution facilities.

Vehicle Analysis

We have performed thousands of investigations for the automotive, trucking, recreational vehicle, marine, aviation, aerospace, and rail industries. Information gained from these analyses has assisted clients in assessing preventive measures related to the design of their products, as well as evaluating failures.

Our Test and Engineering Center located in Phoenix, Arizona, is the setting for our most complex tests, along with rigorous analysis of results. We have gained a worldwide reputation for our ability to mobilize resources expeditiously and efficiently, integrate a broad array of technical disciplines, and provide valuable insight that is objective and withstands rigorous scrutiny. Many of our projects involve addressing the cause of accidents. Our clients rely on us to determine what happened in an accident and why it happened. In many cases, they also want us to discover what could have been done to reduce the severity of the accident or to reduce injuries to those involved. Whether the objective is design analysis, component testing, or accident reconstruction, our knowledge of vehicle systems and accident reconstruction principles and our experience from conducting full-scale tests add insight and proficiency to every project.

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

BUSINESS SEGMENTS OVERVIEW

We report two operating segments based on two primary areas of service. One operating segment is a broad service group providing technical consulting in different practices primarily in the areas of engineering and technology development. Our other operating segment provides services in the area of environmental, epidemiology and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment. For more information about the financial condition and results of operations of each segment, please see Part II - “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data.”

EMPLOYEES

As of December 30, 2011, we employed 937 full-time and part-time employees, including 682 engineering and scientific staff, 80 technical support staff and 175 administrative and support staff. Our staff includes 600 employees with advanced degrees, of which 385 employees have achieved the level of Ph.D., Sc.D. or M.D.

ADDITIONAL INFORMATION

The address of our internet website is www.exponent.com. We make available, free of charge through our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic Securities and Exchange Commission (SEC) reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. or at the SEC’s website at http://www.sec.gov. For information about the SEC’s Public Reference Room, the public may contact 1-800-SEC-0330. Copies of material filed by us with the SEC may also be obtained by writing to us at our corporate headquarters, Exponent, Inc., Attention: Investor Relations, 149 Commonwealth Drive, Menlo Park, CA 94025, or by calling (650) 326-9400. The content of our internet website is not incorporated into and is not part of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS

The executive officers of Exponent and their ages as of February 24, 2012 are as follows:

Name	Age	Position

Paul R. Johnston, Ph.D.	58	President, Chief Executive Officer and Director

Elizabeth L. Anderson, Ph.D.	71	Group Vice President

Paul D. Boehm, Ph.D.	63	Group Vice President

Robert D. Caligiuri, Ph.D.	60	Group Vice President

Robert C. Lange	64	Group Vice President

Subbaiah V. Malladi, Ph.D.	65	Chief Technical Officer

John E. Moalli, Sc.D.	47	Group Vice President

John D. Osteraas, Ph.D.	57	Group Vice President

Richard L. Schlenker, Jr.	46	Executive Vice President, Chief Financial Officer and Corporate Secretary

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

We currently derive a significant portion of our revenues from clients in the consumer electronics, insurance, petrochemical, transportation, and utilities industries and the government sector. The loss of any large client, organization or insurer could have a material adverse effect on our business, financial condition or results of operations.

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

If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with substantial accounts receivable could have a material adverse effect on our financial condition and results of operations.

We hold substantial investments that could present liquidity risks.

Our cash equivalent and short-term investment portfolio as of December 30, 2011, consisted primarily of obligations of state and local government agencies and the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of December 30, 2011, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Our services typically involve difficult engineering and scientific assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on a client's business, cause a client to lose significant amounts of money, or prevent a client from pursuing desirable business opportunities. Accordingly, if a client is dissatisfied with our performance, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently, disclosed client confidential information, lost or damaged evidence, infringed on patents, or otherwise breached our obligations to a client could expose us to significant liabilities to our clients or other third parties or tarnish our reputation.

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

Many factors could cause the market price of our common stock to rise and fall. These include the risk factors listed above, changes in estimates of our performance or recommendations by securities analysts, future sales of shares of common stock in the public market, market conditions in the industry and economy as a whole, acquisitions or strategic alliances involving us or our competitors, restatement of financial results and changes in accounting principles or methods. In addition, the stock market often experiences significant price fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, shareholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

Impairment of goodwill may require us to record a significant charge to earnings.

On our balance sheet, we have $8,607,000 of goodwill subject to periodic evaluation for impairment. Failure to achieve sufficient levels of cash flow at reporting units, the loss of key employees, changes to the scope of operations of our business or a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is required to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

Impairment of long-lived assets or restructuring activities may require us to record a significant charge to earnings.

Our long-lived assets, including our office and laboratory space in Menlo Park, California and our test and engineering center in Phoenix, Arizona, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment of our long-lived assets. In addition, we have operating lease commitments for office, warehouse and laboratory space of $20,542,000 as of December 30, 2011. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges.

Our international operations create special risks that could adversely affect our business.

In addition to our offices in the United States, we have physical offices in the United Kingdom, Germany, Switzerland and China and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilizations and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the Foreign Corrupt Practices Act; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings, and potentially adverse tax consequences.

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

In addition, we lease office, warehouse and laboratory space in 18 other locations in 13 states and the District of Columbia, as well as in Germany, China, Switzerland and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2011 for all leased properties was $5,180,000.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, under the symbol “EXPO”. The following table sets forth for the fiscal periods indicated the high and low sales prices for our common stock.

Stock prices by quarter	High	Low

Fiscal Year Ended December 31, 2010:
First Quarter	$29.94	$25.13
Second Quarter	$33.92	$26.71
Third Quarter	$35.00	$28.36
Fourth Quarter	$41.26	$30.87

Fiscal Year Ended December 30, 2011:
First Quarter	$45.53	$35.06
Second Quarter	$45.53	$39.86
Third Quarter	$47.93	$35.56
Fourth Quarter	$51.17	$38.13

As of February 17, 2012, there were 332 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We have never paid cash dividends on our common stock. See Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended December 30, 2011 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program

October 1 to October 28	25	$40.75	25	$9,627
October 29 to November 25	-	-	-	$9,627
November 26 to December 30	5	$44.01	5	$9,406
Total	30	$41.30	30

On February 9, 2012, the Company’s Board of Directors authorized an additional $35 million for the repurchase of the Company’s common stock.

COMPANY STOCK PRICE PERFORMANCE GRAPH

The graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2006 through 2011 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2006. Note that the historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
(In thousands, except per share data)	2011	2010	2009	2008	2007

Consolidated Statements of Income Data:

Revenues before reimbursements	$246,667	$221,860	$205,714	$206,194	$183,139
Revenues	$272,446	$248,753	$227,882	$228,838	$205,148
Operating income	$53,460	$43,241	$33,262	$36,722	$29,944
Net income	$32,695	$27,521	$22,127	$23,160	$20,341

Net income per share:
Basic	$2.31	$1.92	$1.56	$1.57	$1.36
Diluted	$2.22	$1.83	$1.47	$1.47	$1.25

Consolidated Balance Sheet Data:

Cash and cash equivalents	$84,439	$106,549	$67,895	$32,598	$10,700
Short-term investments	$25,260	$-	$7,490	$24,772	$53,034
Working capital	$137,803	$136,860	$103,253	$82,073	$88,794
Total assets	$268,788	$258,892	$206,481	$183,090	$182,391
Long-term liabilities	$21,298	$17,358	$11,333	$6,761	$6,509
Total stockholders’ equity	$186,715	$183,800	$150,071	$128,094	$131,919

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

Estimating the allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for doubtful accounts based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions, aging of amounts due and changes in customer payment terms. As of December 30, 2011, our accounts receivable balance was $73,065,000, net of an allowance for doubtful accounts of $2,339,000.

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES			PERIOD TO
	FOR FISCAL YEARS			PERIOD CHANGE
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Revenues	100.0%	100.0%	100.0%	9.5%	9.2%

Operating expenses:
Compensation and related expenses	57.6	58.2	61.5	8.3	3.4
Other operating expenses	8.5	8.6	9.4	8.5	0.3
Reimbursable expenses	9.5	10.8	9.7	(4.1)	21.3
General and administrative expenses	4.8	5.0	4.8	6.1	12.3
	80.4	82.6	85.4	6.6	5.6
Operating income	19.6	17.4	14.6	23.6	30.0

Other income, net	0.5	1.4	1.6	(60.8)	(7.8)

Income before income taxes	20.1	18.8	16.2	17.4	26.2

Provision for income taxes	8.1	7.7	6.5	15.3	28.8

Net income	12.0%	11.1%	9.7%	18.8%	24.4%

EXECUTIVE SUMMARY

Revenues for fiscal 2011 increased 10% and revenues before reimbursements increased 11% as compared to prior year. This growth was due to strong demand for our consulting services particularly in our mechanics and materials, electrical, thermal, human factors, and engineering management consulting practices and our health and environmental groups. We experienced strong demand for our consulting services from a diverse set of clients for both reactive and proactive projects and continued to see elevated levels of activity on a few major assignments. As a result, utilization increased to 71% as compared to 70% during the prior year.

We made progress during fiscal 2011 in several of our strategic growth areas. In energy consulting, we continued to work on projects for several utilities and oil and gas clients to assist them with understanding why certain pipeline failures have occurred as well as the evaluation of their pipeline risk management programs. In design consulting, we experienced an increase in battery consulting activity from a broad set of industries including consumer electronics, medical devices, automotive, aerospace and battery suppliers. In our environmental and health groups, we performed in-depth scientific studies to understand both the short- and long-term impact of chemicals in the environment. In defense technology development we continued to work on improvised explosive device detection technology.

During fiscal 2011, technical full time equivalent employees increased 6.6% as we added new Ph.D.’s from top universities and made several senior hires.

Net income increased 19% and diluted earnings per share increased to $2.22 as compared to $1.83 last year. We were able to improve profitability and margins by effectively managing headcount over the past year to align our resources with demand and benefited from some major projects which resulted in improved utilization and increased leverage of our cost structure.

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

OVERVIEW OF THE YEAR ENDED DECEMBER 30, 2011

Our revenues consist of professional fees earned on consulting engagements, product sales in our defense technology development practice, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010 included 52 weeks of activity.

During fiscal 2011, we had a 10% increase in revenues as compared to fiscal 2010. The increase in revenues was due to an increase in billable hours in our engineering and other scientific segment and our environmental and health segment and higher billing rates. Billable hours increased 9.0% to 981,000 during fiscal 2011 as compared to 900,000 during fiscal 2010. The increase in billable hours was due strong demand for our consulting services across a broad set of practices and elevated levels of activity on several major assignments. Technical full-time equivalent employees increased 6.6% to 661 during fiscal 2011 as compared to 620 during fiscal 2010 due to our recruiting and retention efforts which resulted in the addition of several experienced consultants in biomechanics and atmospheric sciences during fiscal 2011. Utilization increased to 71% for fiscal 2011 as compared to 70% for fiscal 2010. The increase in utilization was due to elevated levels of activity on several major assignments and our management of headcount to align resources with anticipated demand. Product sales in defense technology development increased to $12,300,000 during fiscal 2011 as compared to $12,100,000 during fiscal 2010. Product sales will vary from year to year due to the timing of new contracts and the delivery dates of products.

FISCAL YEARS ENDED DECEMBER 30, 2011, AND DECEMBER 31, 2010

Revenues

	Fiscal Years		Percent
(In thousands except percentages)	2011	2010	Change

Engineering and other scientific	$199,772	$184,146	8.5%
Percentage of total revenues	73.3%	74.0%
Environmental and health	72,674	64,607	12.5%
Percentage of total revenues	26.7%	26.0%

Total revenues	$272,446	$248,753	9.5%

The increase in revenues for our engineering and other scientific segment was due to an increase in billable hours and higher billing rates. During fiscal 2011, billable hours for this segment increased by 8.1% to 693,000 as compared to 641,000 during fiscal 2010. This increase was due to strong demand for our services. Technical full-time equivalent employees increased 3.9% to 458 during fiscal 2011 from 441 during fiscal 2010 due to our recruiting and retention efforts. Utilization increased to 73% for fiscal 2011 as compared to 70% for fiscal 2010 due in part to elevated levels of activity on a number of major assignments and our management of headcount to align resources with anticipated demand. Product sales in defense technology development increased to $12,300,000 during fiscal 2011 as compared to $12,100,000 during fiscal 2010.

The increase in revenues from our environmental and health segment was due to an increase in billable hours and higher billing rates. The increase in billable hours was due to strong demand for our services. During fiscal 2011, billable hours for this segment increased by 11.2% to 288,000 as compared to 259,000 during fiscal 2010. Utilization decreased to 68% for fiscal 2011 as compared to 70% for fiscal 2010. The decrease in utilization was due in part to our investment in hiring experienced consultants during the current year. Technical full-time equivalent employees increased by 13.4% to 203 during fiscal 2011 as compared to 179 during fiscal 2010.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2011	2010	Change

Compensation and related expenses	$156,853	$144,842	8.3%
Percentage of total revenues	57.6%	58.2%

The increase in compensation and related expenses during fiscal 2011 was due to an increase in payroll, bonuses, and fringe benefits partially offset by the change in the value of assets associated with our deferred compensation plan. Payroll increased $7,941,000 and fringe benefits increased $1,996,000 due to a 6.6% increase in technical full time equivalent employees and our annual salary increase on April 2, 2011. Bonuses increased by $4,240,000 due to a corresponding increase in profitability. During fiscal 2011, deferred compensation expense decreased $2,198,000 with a corresponding decrease to other income, net, as compared to fiscal 2010 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $273,000 during fiscal 2011 and an increase in the value of the plan assets of $1,925,000 during fiscal 2010. We expect an increase in average technical full-time equivalent employees during fiscal 2012. Average technical full-time equivalent employees for the fourth quarter of fiscal 2011 were 677. We also expect an increase in compensation expense due to the impact of our annual salary increases which will be effective at the beginning of the second quarter of fiscal 2012.

Other Operating Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2011	2010	Change

Other operating expenses	$23,238	$21,413	8.5%
Percentage of total revenues	8.5%	8.6%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in occupancy expenses of $788,000, an increase in computer expenses of $450,000, and an increase in technical materials of $281,000. The increase in occupancy expenses was due to planned maintenance activities for our owned facilities and costs associated with the increase in technical full-time equivalent employees. The increase in computer expenses and technical materials was associated with the increase in technical full-time equivalent employees and investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expense

	Fiscal Years		Percent
(In thousands except percentages)	2011	2010	Change

Reimbursable expenses	$25,779	$26,893	(4.1)%
Percentage of total revenues	9.5%	10.8%

Reimbursable expenses for fiscal 2011 remained relatively consistent with fiscal 2010. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2011	2010	Change

General and administrative expenses	$13,116	$12,364	6.1%
Percentage of total revenues	4.8%	5.0%

The increase in general and administrative expenses during fiscal 2011 was primarily due to an increase in contributions of $272,000, an increase in travel and meals of $260,000, an increase in marketing and business development of $178,000, an increase in professional development of $169,000 and several individually insignificant increases partially offset by a decrease in legal expenses of $552,000. The increase in travel and meals, marketing and business development, and professional development were due to our continuing investment in employee and business development activities. The decrease in legal fees was due to a decrease in costs associated with legal claims during fiscal 2011 as compared to fiscal 2010. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts, and pursue staff development initiatives.

Other Income and Expense

	Fiscal Years		Percent
(In thousands except percentages)	2011	2010	Change

Other income and expense, net	$1,359	$3,467	(60.8)%
Percentage of total revenues	0.5%	1.4%

Other income and expense, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. During fiscal 2011, other income, net, decreased $2,198,000 with a corresponding decrease to deferred compensation expenses, as compared to fiscal 2010 due to a change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $273,000 during fiscal 2011 and an increase in the value of the plan assets of $1,925,000 during fiscal 2010.

Income Taxes

	Fiscal Years		Percent
(In thousands except percentages)	2011	2010	Change

Income taxes	$22,124	$19,187	15.3%
Percentage of total revenues	8.1%	7.7%
Effective tax rate	40.4%	41.1%

The increase in income tax expense was due to a corresponding increase in pre-tax income. The decrease in the effective tax rate was due to a decrease in state taxes as a result of the mix of income earned in various state jurisdictions.

FISCAL YEARS ENDED DECEMBER 31, 2010, AND JANUARY 1, 2010

Revenues

	Fiscal Years		Percent
(In thousands except percentages)	2010	2009	Change

Engineering and other scientific	$184,146	$171,757	7.2%
Percentage of total revenues	74.0%	75.4%
Environmental and health	64,607	56,125	15.1%
Percentage of total revenues	26.0%	24.6%

Total revenues	$248,753	$227,882	9.2%

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

Compensation and Related Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2010	2009	Change

Compensation and related expenses	$144,842	$140,107	3.4%
Percentage of total revenues	58.2%	61.5%

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

Other Operating Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2010	2009	Change

Other operating expenses	$21,413	$21,340	0.3%
Percentage of total revenues	8.6%	9.4%

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

Reimbursable Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2010	2009	Change

Reimbursable expenses	$26,893	$22,168	21.3%
Percentage of total revenues	10.8%	9.7%

The increase in reimbursable expenses was primarily due to an increase in project related costs in our defense technology development practice. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2010	2009	Change

General and administrative expenses	$12,364	$11,005	12.3%
Percentage of total revenues	5.0%	4.8%

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

Other Income and Expense

	Fiscal Years		Percent
(In thousands except percentages)	2010	2009	Change

Other income and expense, net	$3,467	$3,759	(7.8)%
Percentage of total revenues	1.4%	1.6%

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

Income Taxes

	Fiscal Years		Percent
(In thousands except percentages)	2010	2009	Change

Income taxes	$19,187	$14,894	28.8%
Percentage of total revenues	7.7%	6.5%
Effective tax rate	41.1%	40.2%

The increase in income tax expense was due to a corresponding increase in pre-tax income and an increase in our effective tax rate. The increase in our effective tax rate was primarily due to a decrease in tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2011	2010	2009

Net cash provided by (used in):
Operating activities	$46,596	$36,052	$26,816
Investing activities	$(29,354)	$4,930	$16,136
Financing activities	$(39,344)	$(2,220)	$(7,760)

We financed our business in fiscal 2011 principally through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. At the end of fiscal 2011 we had $109.7 million in cash, cash equivalents and short-term investments compared to $106.5 million at the end of the prior year.

The increase in net cash provided by operating activities during fiscal 2011 as compared to the prior year was due to an increase in net income, a smaller increase in accounts receivable, and a smaller increase in prepaid expenses and other assets partially offset by a decrease in accounts payable and accrued liabilities. Accounts receivable increased $3,018,000 during fiscal 2011 as compared to an increase of $11,181,000 during fiscal 2010. The smaller increase in accounts receivable during fiscal 2011 was due improved collections. Prepaid expenses and other assets increased $1,929,000 during fiscal 2011 as compared to an increase of $8,520,000 during fiscal 2010. The smaller increase during fiscal 2011 was due to a decrease in inventory of $1,267,000 during fiscal 2011 as compared to an increase of $2,712,000 during fiscal 2010 and a decrease in prepaid taxes of $1,964,000 during fiscal 2011 as compared to an increase of $1,065,000 during fiscal 2010. Accounts payable and accrued liabilities decreased $997,000 during fiscal 2011 as compared to an increase of $9,485,000 during fiscal 2010. The decrease in accounts payable and accrued liabilities during the fiscal 2011 was due to the timing of payments to vendors and a decrease in the amount of materials purchased at year end related to projects in our defense technology development business.

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

During fiscal 2011, 2010, and 2009, net cash (used in) provided by investing activities primarily related to the purchase and sale or maturity of short-term investments.

The increase in cash used in financing activities during fiscal 2011, as compared to fiscal 2010, was due to an increase in repurchases of our common stock under our stock repurchase programs. The decrease in net cash used in financing activities during fiscal 2010, as compared to fiscal 2009, was due to a decrease in repurchases of our common stock under our stock repurchase programs.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs or strategically acquire firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of December 30, 2011 (in thousands):

	Operating
	lease	Capital	Purchase
Fiscal year	commitments	leases	Obligations	Total
2012	$7,257	$50	$1,892	$9,199
2013	5,304	49	-	5,353
2014	4,025	48	-	4,073
2015	2,699	-	-	2,699
2016	1,904	-	-	1,904
Thereafter	1,890	-	-	1,890
	$23,079	$147	$1,892	$25,118

The above table does not reflect unrecognized tax benefits of $388,000, the timing of which is uncertain. Refer to Note 8 of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $18,756,000 were recorded as a long-term liability on our consolidated balance sheet at December 30, 2011. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of December 30, 2011, invested amounts under the plan of $18,911,000 were recorded as a long-term asset on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for fiscal years 2011, 2010 and 2009:

(in thousands, except percentages)
	Fiscal Years
	2011	2010	2009

Revenues before reimbursements	$246,667	$221,860	$205,714

EBITDA	$58,994	$50,833	$40,759

EBITDA as a % of revenues before reimbursements	23.9%	22.9%	19.8%

The increase in EBITDA as a percentage of revenues before reimbursements for fiscal 2011 as compared to fiscal 2010 was primarily due to an increase in utilization and our efforts to manage our cost structure. Utilization for fiscal 2011 increased to 71% as compared to 70% during fiscal 2010 due to elevated levels of activity on a few major assignments. The increase in EBITDA as a percentage of revenues before reimbursements for fiscal 2010 as compared to fiscal 2009 was primarily due to an increase in utilization and our efforts to manage our cost structure. Utilization for fiscal 2010 increased to 70% as compared to 66% during fiscal 2009.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for fiscal 2011, 2010 and 2009:

(in thousands)
	Fiscal Years
	2011	2010	2009

Net Income	$32,695	$27,521	$22,127

Add back (subtract):

Income taxes	22,124	19,187	14,894
Interest income, net	(236)	(198)	(614)
Depreciation and amortization	4,411	4,323	4,352

EBITDA	58,994	50,833	40,759

Stock-based compensation	10,340	9,257	7,931

EBITDAS	$69,334	$60,090	$48,690

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2011.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, code of ethics and compliance with section 16(a) of the Exchange Act is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Proposal No. 1: Election of Directors," "Code of Business Conduct and Corporate Governance" and "Compliance with Section 16(a) of the Exchange Act." See Item 1 for information regarding the executive officers of the Company.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled "Executive Officer Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections of the Proxy Statement entitled "Stock Ownership” and “Equity Compensation Plan Information".

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of the Proxy Statement entitled "Related Party Transactions" and “Proposal No. 1 – Election of Directors”.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled "Principal Accounting Fees and Services".

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended December 30, 2011, December 31, 2010 and January 1, 2010 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

Page

Schedule II - Valuation and Qualifying Accounts	58

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page

(a) Exhibit Index	60

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of December 30, 2011 and December 31, 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2011. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule II. We also have audited the Company’s internal control over financial reporting as of December 30, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of December 30, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Exponent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

KPMG LLP

San Francisco, California
February 24, 2012

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2011	2010	2009

Revenues:
Revenues before reimbursements	$246,667	$221,860	$205,714
Reimbursements	25,779	26,893	22,168
Revenues	272,446	248,753	227,882

Operating expenses:
Compensation and related expenses	156,853	144,842	140,107
Other operating expenses	23,238	21,413	21,340
Reimbursable expenses	25,779	26,893	22,168
General and administrative expenses	13,116	12,364	11,005
	218,986	205,512	194,620
Operating income	53,460	43,241	33,262

Other income:
Interest income, net	236	198	614
Miscellaneous income, net	1,123	3,269	3,145
Income before income taxes	54,819	46,708	37,021

Provision for income taxes	22,124	19,187	14,894
Net income	$32,695	$27,521	$22,127

Net income per share:
Basic	$2.31	$1.92	$1.56
Diluted	$2.22	$1.83	$1.47
Shares used in per share computations:
Basic	14,181	14,354	14,186
Diluted	14,751	15,069	15,030

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

	Fiscal Years
(In thousands, except par value)	2011	2010

Assets

Current assets:
Cash and cash equivalents	$84,439	$106,549
Short-term investments	25,260	-
Accounts receivable, net of allowance for doubtful account of $2,339 and $2,126, respectively	73,065	72,034
Prepaid expenses and other assets	8,521	10,585
Deferred income taxes	7,293	5,426
Total current assets	198,578	194,594

Property, equipment and leasehold improvements, net	27,215	27,267
Goodwill	8,607	8,607
Deferred income taxes	14,692	12,940
Deferred compensation plan assets	18,911	15,068
Other assets	785	416
	$268,788	$258,892

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$6,738	$9,715
Accrued payroll and employee benefits	48,089	41,888
Deferred revenues	5,948	6,131
Total current liabilities	60,775	57,734

Other liabilities	700	413
Deferred compensation	18,756	15,068
Deferred rent	1,842	1,877
Total liabilities	82,073	75,092

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares outstanding	-	-
Common stock, $.001 par value; 100,000 shares authorized; 16,427 shares issued	16	16
Additional paid-in capital	108,071	96,089
Accumulated other comprehensive loss
Investment securities, available for sale	52	-
Foreign currency translation adjustments	(523)	(451)
	(471)	(451)
Retained earnings	179,432	156,086
Treasury stock, at cost: 3,127 and 2,431 shares held, respectively	(100,333)	(67,940)
Total stockholders’ equity	186,715	183,800
	$268,788	$258,892

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2011	2010	2009

Net income	$32,695	$27,521	$22,127

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(72)	(53)	(122)
Unrealized gain (loss) arising during the period on investments, net of tax	52	(31)	100
Comprehensive income	$32,675	$27,437	$22,105

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at January 2, 2009	16,427	$16	$72,734	$(345)	$127,127	2,737	$(71,438)	$128,094

Employee stock purchase plan	-	-	146	-	-	(33)	702	848
Exercise of stock options, net of swaps	-	-	(227)	-	(5,185)	(392)	8,251	2,839
Tax benefit for stock option plans	-	-	3,282	-	-	-	-	3,282
Amortization of unrecognized stock-based compensation	-	-	4,134	-	-	-	-	4,134
Purchase of treasury shares	-	-	-	-	-	540	(13,121)	(13,121)
Foreign currency translation adjustments	-	-	-	(122)	-	-	-	(122)
Grant of restricted stock units to settle accrued bonus	-	-	3,739	-	-	-	-	3,739
Settlement of restricted stock units	-	-	-	-	(4,463)	(162)	2,614	(1,849)
Unrealized gain on investments	-	-	-	100	-	-	-	100
Net income	-	-	-	-	22,127	-	-	22,127
Balance at January 1, 2010	16,427	$16	$83,808	$(367)	$139,606	2,690	$(72,992)	$150,071

Employee stock purchase plan	-	-	125	-	-	(26)	671	796
Exercise of stock options, net of swaps	-	-	(82)	-	(6,059)	(330)	8,220	2,079
Tax benefit for stock option plans	-	-	3,972	-	-	-	-	3,972
Amortization of unrecognized stock-based compensation	-	-	4,724	-	-	-	-	4,724
Purchase of treasury shares	-	-	-	-	-	244	(6,899)	(6,899)
Foreign currency translation adjustments	-	-	-	(53)	-	-	-	(53)
Grant of restricted stock units to settle accrued bonus	-	-	3,566	-	-	-	-	3,566
Settlement of restricted stock units	-	-	(24)	-	(4,982)	(147)	3,060	(1,946)
Unrealized loss on investments	-	-	-	(31)	-	-	-	(31)
Net income	-	-	-	-	27,521	-	-	27,521
Balance at December 31, 2010	16,427	$16	$96,089	$(451)	$156,086	2,431	$(67,940)	$183,800

See accompanying notes to the Consolidated Financial Statements.

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at December 31, 2010	16,427	$16	$96,089	$(451)	$156,086	2,431	$(67,940)	$183,800

Employee stock purchase plan	-	-	222	-	-	(21)	672	894
Exercise of stock options, net of swaps	-	-	(162)	-	(1,484)	(102)	2,982	1,336
Tax benefit for stock option plans	-	-	2,378	-	-	-	-	2,378
Amortization of unrecognized stock-based compensation	-	-	5,044	-	-	-	-	5,044
Purchase of treasury shares	-	-	-	-	-	1,002	(40,573)	(40,573)
Foreign currency translation adjustments	-	-	-	(72)	-	-	-	(72)
Grant of restricted stock units to settle accrued bonus	-	-	4,538	-	-	-	-	4,538
Settlement of restricted stock units	-	-	(38)	-	(7,865)	(183)	4,526	(3,377)
Unrealized gain on investments	-	-	-	52	-	-	-	52
Net income	-	-	-	-	32,695	-	-	32,695
Balance at December 30, 2011	16,427	$16	$108,071	$(471)	$179,432	3,127	$(100,333)	$186,715

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2011	2010	2009

Cash flows from operating activities:
Net income	$32,695	$27,521	$22,127
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of property, equipment
and leasehold improvements	4,411	4,323	4,352
Amortization of premiums and accretion of discounts
on short-term investments	344	35	170
Deferred rent expense	(417)	454	(370)
Provision for doubtful accounts	1,987	1,809	3,918
Stock-based compensation	10,340	9,257	7,931
Deferred income tax provision	(3,663)	(3,229)	(4,100)
Tax benefit for stock option plans	(2,378)	(3,972)	(3,282)
Changes in operating assets and liabilities:
Accounts receivable	(3,018)	(11,181)	(4,372)
Prepaid expenses and other assets	(1,929)	(8,520)	635
Accounts payable and accrued liabilities	(997)	9,485	714
Accrued payroll and employee benefits	9,404	8,696	507
Deferred revenues	(183)	1,374	(1,414)
Net cash provided by operating activities	46,596	36,052	26,816

Cash flows from investing activities:
Capital expenditures	(3,835)	(2,475)	(2,017)
Purchase of short-term investments	(26,599)	-	-
Maturity of short-term investments	-	7,405	18,153
Sale of short-term investments	1,080	-	-
Net cash (used in) provided by
investing activities	(29,354)	4,930	16,136

Cash flows from financing activities:
Tax benefit for stock option plans	2,378	3,972	3,282
Payroll taxes for restricted stock units	(3,527)	(1,946)	(1,849)
Repurchase of common stock	(40,573)	(7,145)	(12,875)
Exercise of share-based payment awards	2,378	2,899	3,682
Net cash used in financing activities	(39,344)	(2,220)	(7,760)

Effect of foreign currency exchange rates on cash
and cash equivalents	(8)	(108)	105

Net (decrease) increase in cash and cash equivalents	(22,110)	38,654	35,297
Cash and cash equivalents at beginning of year	106,549	67,895	32,598
Cash and cash equivalents at end of year	$84,439	$106,549	$67,895

See accompanying notes to the Consolidated Financial Statements

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal periods 2011, 2010 and 2009 included 52 weeks of activity and ended on December 30, 2011, December 31, 2010 and January 1, 2010, respectively.

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

Gross revenues and reimbursements for the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010, respectively, were:

	Fiscal Years
(In thousands)	2011	2010	2009

Gross revenues	$280,671	$260,413	$234,602
Less: Subcontractor fees	8,225	11,660	6,720
Revenues	272,446	248,753	227,882

Reimbursements:
Out-of-pocket reimbursements	6,162	4,870	4,652
Other outside direct expenses	19,617	22,023	17,516
	25,779	26,893	22,168
Revenues before reimbursements	$246,667	$221,860	$205,714

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal 2011, 2010 or 2009.

Goodwill

The Company assesses the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. The Company’s annual goodwill impairment review is completed during the fourth quarter of each year. Starting in 2011, the Company evaluates goodwill for each reporting unit for impairment by assessing qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. The Company considers events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, a change in the composition or carrying amount of a reporting units net assets and changes in the price of its common stock. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.

If the two-step goodwill test is performed, the Company determines the existence of impairment by assessing the fair value of the applicable reporting unit, including goodwill, using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied value of the reporting unit goodwill.

The Company completed its annual assessment for all reporting units with goodwill for fiscal 2011 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. Accordingly there was no indication of impairment and the two-step goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in fiscal years 2011, 2010 or 2009.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects. The Company had $5,948,000 and $6,131,000 in deferred revenues as of December 30, 2011 and December 31, 2010, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. U.S. income taxes are provided on the earnings of foreign subsidiaries unless the subsidiaries earnings are considered permanently reinvested outside the U.S. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at December 30, 2011.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2011	2010	2009

Shares used in basic per share computation	14,181	14,354	14,186

Effect of dilutive common stock options outstanding	184	288	460

Effect of unvested restricted stock units outstanding	386	427	384

Shares used in diluted per share computation	14,751	15,069	15,030

There were no options excluded from the diluted per share calculation for the fiscal years ended December 30, 2011 and December 31, 2010. Common stock options to purchase 60,000 shares with exercise prices greater than the average fair market value of the Company’s common stock, were excluded from the diluted per share calculation for the fiscal year ended January 1, 2010. The weighted average exercise price for the antidilutive shares was $31.01 for the fiscal year ended January 1, 2010.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08 “Intangibles – Goodwill and Other,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are not performed. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted the new standard for its annual impairment assessment during the fourth quarter of fiscal 2011.

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of December 30, 2011:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$39,991	$-	$-	$39,991

Cash equivalents:
Money market securities	44,448	-	-	44,448
Total cash equivalents	44,448	-	-	44,448
Total cash and cash equivalents	84,439	-	-	84,439

Short-term investments:
State and municipal bonds	25,173	91	(4)	25,260
Total short-term investments	25,173	91	(4)	25,260

Total cash, cash equivalents
and short-term investments	$109,612	$91	$(4)	$109,699

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2010:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$41,782	$-	$-	$41,782

Cash equivalents:
Money market securities	64,767	-	-	64,767
Total cash equivalents	64,767	-	-	64,767
Total cash and cash equivalents	106,549	-	-	106,549

Short-term investments:
State and municipal bonds	-	-	-	-
Total short-term investments	-	-	-	-

Total cash, cash equivalents
and short-term investments	$106,549	$-	$-	$106,549

All cash equivalents had maturities of three months or less and short-term investments had maturities of 20 months or less, with an average effective maturity of 0.427 years as of December 30, 2011.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$44,448	$44,448	$-	$-

Fixed income available for sale securities (2)	25,260	-	25,260	-

Fixed income trading securities held in deferred compensation plan (3)	7,456	7,456	-	-

Equity trading securities held in deferred compensation plan (3)	12,626	12,626	-	-

Total	$89,790	$64,530	$25,260	$-

Liabilities
Deferred compensation plan (4)	19,927	19,927	-	-

Total	$19,927	$19,927	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$64,767	$64,767	$-	$-

Fixed income trading securities held in deferred compensation plan (2)	4,956	4,956	-	-

Equity trading securities held in deferred compensation plan (2)	10,423	10,423	-	-

Total	$80,146	$80,146	$-	$-

Liabilities
Deferred compensation plan (3)	15,379	15,379	-	-

Total	$15,379	$15,379	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(3)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of December 30, 2011 represent primarily obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 12 for additional information about the Company’s deferred compensation plan. There were no available-for-sale investments as of December 31, 2010.

At December 30, 2011 and December 31, 2010, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The carrying amount of the Company’s accounts receivable, other assets and accounts payable approximates their fair values. There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the years ended December 30, 2011, December 31, 2010 and January 1, 2010.

Note 4: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2011	2010

Property:
Land	$4,450	$4,450
Buildings	33,983	33,727
Construction in progress	134	40
Equipment:
Machinery and equipment	27,142	25,118
Office furniture and equipment	6,457	5,861
Leasehold improvements	9,498	9,233
	81,664	78,429

Less accumulated depreciation and amortization	54,449	51,162

Property, equipment and leasehold improvements, net	$27,215	$27,267

Depreciation and amortization for the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010, was $4,411,000, $4,323,000 and $4,352,000, respectively.

Note 5: Goodwill

Below is a breakdown of goodwill, reported by segment as of December 30, 2011 and December 31, 2010:

	Environmental	Engineering and
(In thousands)	and health	other scientific	Total

Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the fiscal year ended December 30, 2011.

Note 6: Inventory

At December 30, 2011 the Company had $739,000 and $849,000 of finished goods and raw materials inventory, respectively, included in prepaid expenses and other current assets on its consolidated balance sheet. At December 31, 2010, the Company had $1,630,000 and $1,225,000 of finished goods and raw materials inventory, respectively. Inventory is stated at the lower of cost or market using the specific identification method.

Note 7: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2011	2010

Billed accounts receivable	$50,338	$47,198
Unbilled accounts receivable	25,066	26,962
Allowance for doubtful
accounts	(2,339)	(2,126)
Total accounts receivable, net	$73,065	$72,034

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2011	2010

Accounts payable	$4,215	$6,966
Accrued liabilities	2,523	2,749
Total accounts payable and other accrued liabilities	$6,738	$9,715

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2011	2010

Accrued bonuses payable	$29,736	$25,485
Accrued 401(k) contributions	6,175	5,753
Accrued vacation	7,267	6,586
Other accrued payroll and employee benefits	4,911	4,064
Total accrued payroll and employee benefits	$48,089	$41,888

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs.\

Note 8: Income Taxes

Income before income taxes includes income from foreign operations of $2,361,000, $2,995,000 and $1,269,000 for fiscal 2011, 2010 and 2009, respectively.

Total income tax expense for the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010 consisted of the following:

	Fiscal Years
(In thousands)	2011	2010	2009

Current
Federal	$20,544	$17,383	$14,932
Foreign	656	758	320
State	4,587	4,275	3,742
	25,787	22,416	18,994
Deferred
Federal	(3,013)	(2,474)	(3,353)
State	(650)	(755)	(747)
	(3,663)	(3,229)	(4,100)
Total	$22,124	$19,187	$14,894

The Company’s effective tax rate differs from the statutory federal tax rate of 35% as shown in the following schedule:

	Fiscal Years
(In thousands)	2011	2010	2009

Tax at federal statutory rate	$19,187	$16,347	$12,957
State taxes, net of federal
benefit	2,568	2,361	1,881
Tax exempt interest income	(74)	(62)	(210)
Non-deductible expenses	240	205	170
Non-deductible stock-based compensation	12	34	54
Other	191	302	42
Tax expense	$22,124	$19,187	$14,894

Effective tax rate	40.4%	41.1%	40.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2011 and December 31, 2010 are presented in the following schedule:

	Fiscal Years
(In thousands)	2011	2010

Deferred tax assets:
Accrued liabilities and allowances	$13,288	$11,786
Deferred compensation	13,916	11,448
Total deferred tax assets	27,204	23,234

Deferred tax liabilities:
State taxes	(1,095)	(1,289)
Deductible goodwill	(2,724)	(2,490)
Property, equipment and leasehold improvements	(866)	(217)
Other	(534)	(872)
Total deferred tax liabilities	(5,219)	(4,868)
Net deferred tax assets	$21,985	$18,366

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010, the net deduction in tax payable arising from employees’ stock award activity was $2,378,000, $3,972,000 and $3,282,000 respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2008. The Company is no longer subject to California franchise tax examinations for years prior to 2007. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2007.

At December 30, 2011, the Company had unrecognized tax benefits of $388,000, which primarily related to uncertainty regarding the sustainability of certain deductions taken on the Company’s federal and state income tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	324,000
Additions based on tax positionsrelated to the current year	83,000
Additions for tax positions of prior years	3,000
Reductions due to lapse of statute of limitations	(34,000)
Settlements	-

Balance at December 31, 2010	$376,000

Additions based on tax positions related to the current year	83,000
Additions for tax positions of prior years	-
Reductions due to lapse of statute of limitations	(55,000)
Reductions due to change in accounting method	(16,000)
Settlements	-

Balance at December 30, 2011	$388,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at December 30, 2011 was $2,184,000. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

Note 9: Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. The Company committed to stockholders in a letter dated May 23, 2006 to limit its use to 2,000,000 preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock. None of the preferred shares were issued and outstanding at December 30, 2011 and December 31, 2010.

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $9,349,000, $11,041,000 and $9,648,000 were recorded as a reduction to retained earnings during fiscal 2011, 2010 and 2009, respectively.

Repurchase of Common Stock

The Company repurchased 1,002,000 shares of its common stock for $40,573,000 during the fiscal year ended December 30, 2011. The Company repurchased 244,000 shares of its common stock for $6,899,000 during the fiscal year ended December 31, 2010. The Company repurchased 540,000 shares of its common stock for $13,121,000 during the fiscal year ended January 1, 2010. On May 25, 2011 the Board of Directors authorized an additional $35.0 million for the repurchase of Exponent’s common stock. As of December 30, 2011, the Company had remaining authorization under its stock repurchase plan of $9,406,000 to repurchase shares of common stock.

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

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan is 1,869,720 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of December 30, 2011, 905,442 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 200,000 shares of common stock. As of December 30, 2011, 101,838 shares were available for grant. Weighted average purchase prices for shares sold under all ESPP plans in fiscal 2011, 2010 and 2009 were $41.70, $30.72 and $25.46, respectively.

Restricted Stock Units

The Company grants restricted stock units to employees and outside directors. These restricted stock unit grants are designed to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. For a select group of employees, up to 40% of their annual bonus is settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. Each individual who received a fully vested restricted stock unit award is granted a matching number of unvested restricted stock unit awards. These unvested restricted stock unit awards cliff vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award, provided the holder of each award has met certain employment conditions. In the case of retirement at 59 ½ years or older, all unvested restricted stock unit awards will continue to vest provided the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010, the Company recorded stock-based compensation expense associated with accrued bonus awards of $5,295,000, $4,533,000 and $3,797,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $4,464,000, $4,077,000 and $3,467,000 during the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010, respectively.

The number of restricted stock unit awards outstanding as of December 30, 2011 is as follows(1):

	Number	Weighted-
	of awards	average
	outstanding	fair value

Balance as of January 2, 2009	489,100	$19.78
Awards granted	337,867	24.14
Awards vested	(284,423)	19.00
Awards cancelled	(8,307)	17.71

Balance as of January 1, 2010	534,237	$23.00
Awards granted	265,894	28.78
Awards vested	(241,916)	23.26
Awards cancelled	(2,833)	26.73

Balance as of December 31, 2010	555,382	$25.64
Awards granted	249,997	38.59
Awards vested	(260,064)	28.29
Awards cancelled	(2,981)	29.58

Balance as of December 30, 2011	542,334	$30.32

(1) Does not include employee stock purchase or stock option plans.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. During the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010, the Company recorded stock-based compensation expense of $34,000, $31,000 and $56,000, respectively, associated with stock options granted prior to, but not yet vested as of December 30, 2005. During the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010, the Company recorded stock-based compensation expense of $547,000, $616,000 and $611,000, respectively, associated with stock options granted after December 30, 2005.

Option activity is as follows(1):

			Weighted-	Aggregate
		Weighted-	average	intrinsic
	Number	average	remaining	value
	of shares	exercise	contractual	(in
	outstanding	price	term (years)	thousands)

Balance as of January 2, 2009	1,188,299	$10.10
Options granted	30,000	23.07
Options cancelled	-	-
Options exercised	(401,190)	7.73

Balance as of January 1, 2010	817,109	$11.74
Options granted	42,500	25.96
Options cancelled	-	-
Options exercised	(348,469)	7.67

Balance as of December 31, 2010	511,140	$15.69
Options granted	30,000	37.72
Options cancelled	-	-
Options exercised	(105,744)	14.07

Balance as of December 30, 2011	435,396	$17.60	4.31	$12,353
Vested and expected to vest as of December 30, 2011	426,418	$17.43	4.25	$12,172

Exercisable at December 30, 2011	331,518	$14.31	3.36	$10,497

(1) Does not include restricted stock or employee stock purchase plans

The total intrinsic value of options exercised during the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010 was $2,994,687, $8,086,064 and $7,673,830, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended December 30, 2011, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2011. This amount changes based on the fair-value of the Company’s stock.

Information regarding options outstanding at December 30, 2011 is summarized below:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted
	Number	average	Average	Number	average
Range of	of	remaining	Exercise	of	exercise
exercise price	options	life in years	Price	shares	price

$5.89-7.02	104,396	1.01	$6.88	104,396	$6.88
$11.31-11.31	40,000	2.20	$11.31	40,000	$11.31
$12.02-15.65	91,000	3.40	$13.48	79,000	$13.64
$18.37-25.96	132,500	6.57	$22.42	85,622	$20.99
$31.01-$37.72	67,500	7.44	$33.99	22,500	$31.01
	435,396	4.31	$17.60	331,518	$14.31

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

The assumptions used to value option grants for the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010 are as follows:

	Stock Option Plan
	2011	2010	2009

Expected life (in years)	6.5	6.6	6.6
Risk-free interest rate	3.1%	3.2%	2.1%
Volatility	39%	40%	40%
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted during the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010 were $16.51, $11.70 and $10.02, respectively.

The amount of stock-based compensation expense recognized in the Company’s consolidated statements of income for the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010 is as follows:

	2011	2010	2009
(In thousands)
Compensation and related expenses:
Restricted stock units	$9,402	$8,257	$6,993
Stock option grants	581	647	667
Sub-total	9,983	8,904	7,660

General and administrative expenses:
Restricted stock units	357	353	271
Sub-total	357	353	271
Total stock-based compensation expense	$10,340	$9,257	$7,931

As of December 30, 2011, there was $4.2 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.3 years, related to unvested restricted stock unit awards and $0.8 million of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.4 years, related to unvested stock options. Total unrecognized compensation costs will be adjusted for future changes in estimated forfeitures.

A summary of the Company’s unvested stock options is as follows:

	Unvested	Weighted-
	options	average
	outstanding	fair value

Balance of unvested stock options as of January 2, 2009	224,000	$8.70
Options granted	30,000	10.02
Options vested	(90,250)	8.04
Options forfeited	-	-
Balance of unvested stock options as of January 1, 2010	163,750	$9.31
Options granted	42,500	11.70
Options vested	(70,250)	8.19
Options forfeited	-	-
Balance of unvested stock options as of December 31, 2010	136,000	$10.64
Options granted	30,000	16.51
Options vested	(62,122)	10.23
Options forfeited	-	-
Balance of unvested stock options as of December 30, 2011	103,878	$12.58

Note 11: Retirement Plans

The Company provides a 401(k) plan for its employees whereby the Company contributes to each eligible employee’s 401(k) account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $6,148,000, $5,598,000, and $5,744,000 in fiscal 2011, 2010, and 2009, respectively.

Note 12: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of December 30, 2011 and December 31, 2010, the invested amounts under the plan totaled $20,082,000 and $15,379,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of December 30, 2011 and December 31, 2010, vested amounts due under the plan totaled $19,927,000 and $15,379,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the fiscal years 2011, 2010 and 2009, the Company recognized compensation expense of $(273,000), $1,925,000 and $1,891,000 respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income, net.

Note 13: Commitments and Contingencies

The following is a summary of the future minimum payments, required under non-cancelable operating leases, with terms in excess of one year, as of December 30, 2011:

(In thousands)
Lease
Fiscal year	commitments
2012	$7,257
2013	5,304
2014	4,025
2015	2,699
2016	1,904
Thereafter	1,890
$23,079

Total rent expense from property leases in fiscal 2011, 2010, and 2009 was $5,180,000, $5,030,000 and $4,941,000, respectively. Total expense from other operating leases and commitments in fiscal 2011, 2010, and 2009 was $1,477,000, $1,400,000 and $1,549,000, respectively. The Company had $1,892,000 in outstanding purchase commitments as of December 30, 2011. These commitments are expected to be fulfilled by the end of fiscal 2012.

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

Note 14: Other Income, Net

Interest and other income, net, consisted of the following:

	Fiscal Years
(In thousands)	2011	2010	2009

Interest income	$237	$199	$617
Interest expense	(1)	(1)	(3)
Rental income	1,310	1,390	1,405
Gain (loss) on deferred compensation investments	(273)	1,925	1,891
Gain (loss) on foreign exchange	70	(69)	(298)
Other	16	23	147
Total	$1,359	$3,467	$3,759

Note 15: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During fiscal 2011, 2010 and 2009 the Company provided services representing approximately 10%, 13% and 12%, respectively, of revenues to clients and to organizations and insurers acting on behalf of clients in the transportation industry. During fiscal 2011, 2010 and 2009 the Company derived approximately 15%, 15% and 12%, respectively, of revenues from U.S. federal, state and local government agencies and contractors.

No single customer comprised more than 10% of the Company’s revenues for the years ended December 30, 2011 and December 31, 2010. The Company derived 10% of revenues from agencies of the U.S. federal government for the year ended January 1, 2010. Agencies of the U.S. federal government comprised 12% of the Company’s accounts receivable at December 30, 2011. No single customer comprised more than 10% of the Company’s accounts receivable at December 31, 2010.

Note 16: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2011	2010	2009
Cash paid during the year:
Income taxes	$21,669	$19,465	$15,297

Non-cash investing and financing activities:
Capital leases for equipment	$142	$-	$-
Unrealized gain (loss) on investments	$52	$(31)	$100
Vested stock unit awards granted to settle accrued bonus	$4,538	$3,566	$3,739
Stock repurchases payable to broker	$-	$-	$246

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

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2011, 2010, and 2009. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 30, 2011 and December 31, 2010. The chief operating decision maker does not review total assets in his evaluation of segment performance and capital allocation.

Revenues
	Fiscal Years
(In thousands)	2011	2010	2009

Engineering and other scientific	$199,772	$184,146	$171,757
Environmental and health	72,674	64,607	56,125

Total revenues	$272,446	$248,753	$227,882

Operating Income
	Fiscal Years
(In thousands)	2011	2010	2009

Engineering and other scientific	$57,779	$49,182	$41,407
Environmental and health	22,367	20,801	15,922

Total segment operating income	80,146	69,983	57,329
Corporate operating expense	(26,686)	(26,742)	(24,067)

Total operating income	$53,460	$43,241	$33,262

Capital Expenditures
	Fiscal Years
(In thousands)	2011	2010	2009

Engineering and other scientific	$2,489	$1,706	$1,249
Environmental and health	313	209	161

Total segment capital expenditures	2,802	1,915	1,410

Corporate capital expenditures	1,033	560	607

Total capital expenditures	$3,835	$2,475	$2,017

Depreciation and Amortization
	Fiscal Years
(In thousands)	2011	2010	2009

Engineering and other scientific	$2,700	$2,730	$2,820
Environmental and health	227	195	195
Total segment depreciation and amortization	2,927	2,925	3,015

Corporate depreciation and amortization	1,484	1,398	1,337

Total depreciation and amortization	$4,411	$4,323	$4,352

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net
	Fiscal Years
(In thousands)	2011	2010

United States	$26,953	$27,033
Foreign Countries	262	234

Total	$27,215	$27,267

Revenues (1)
	Fiscal Years
(In thousands)	2011	2010	2009

United States	$239,994	$220,527	$211,562
Foreign Countries	32,452	28,226	16,320

Total	$272,446	$248,753	$227,882

(1) Geographic revenues are allocated based on the location of the client.

Note 18: Subsequent Event

On February 9, 2012, the Company’s Board of Directors authorized an additional $35 million for the repurchase of the Company’s common stock.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2011	April 1,	July 1,	September 30,	December 30,
(In thousands, except per share data)	2011	2011	2011	2011

Revenues before reimbursements	$64,183	$60,573	$61,387	$60,524
Revenues	73,473	65,106	65,951	67,916
Operating income	12,366	13,377	16,524	11,193
Income before income taxes	13,379	13,960	14,400	13,080

Net income	$8,003	$8,217	$8,744	$7,731

Net income per share
Basic	$0.55	$0.57	$0.63	$0.56
Diluted	$0.53	$0.55	$0.60	$0.54
Shares used in per share computations
Basic	14,532	14,402	13,975	13,775
Diluted	15,140	14,971	14,554	14,322

Fiscal 2010	April 2,	July 2,	October 1,	December 31,
(In thousands, except per share data)	2010	2010	2010	2010

Revenues before reimbursements	$55,201	$55,128	$56,906	$54,625
Revenues	59,406	60,439	66,306	62,602
Operating income	9,507	12,775	11,570	9,389
Income before income taxes	10,530	12,281	13,203	10,694

Net income	$6,239	$7,280	$7,820	$6,182

Net income per share
Basic	$0.44	$0.51	$0.54	$0.43
Diluted	$0.42	$0.48	$0.52	$0.41
Shares used in per share computations
Basic	14,212	14,377	14,385	14,443
Diluted	14,940	15,054	15,053	15,094

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
				Accounts
	Balance at	Provision	Provision	Written-off	Balance
	Beginning of	Charged to	Charged to	Net of	at End of
(In thousands)	Year	Expense	Revenues	Recoveries	Year
Year Ended December 30, 2011
Allowance for bad debt	$702	$709	$-	$(592)	$819
Allowance for contract losses	$1,424	$-	$1,278	$(1,182)	$1,520

Year Ended December 31, 2010
Allowance for bad debt	$788	$641	$-	$(727)	$702
Allowance for contract losses	$1,929	$-	$1,168	$(1,673)	$1,424

Year Ended January 1, 2010
Allowance for bad debt	$563	$1,319	$-	$(1,094)	$788
Allowance for contract losses	$1,886	$-	$2,599	$(2,556)	$1,929

(1) Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written-off were $105,000, $213,000 and $131,000 for the years ended December 30, 2011, December 31, 2010, and January 1, 2010, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 24, 2012	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul R. Johnston	President, Chief Executive Officer and Director	February 24, 2012
Paul R. Johnston, Ph.D.

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer and	February 24, 2012
Richard L. Schlenker, Jr.	Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Michael R. Gaulke	Chairman of the Board of Directors	February 24, 2012
Michael R. Gaulke

/s/ Samuel H. Armacost	Director	February 24, 2012
Samuel H. Armacost

/s/ Mary B. Cranston	Director	February 24, 2012
Mary B. Cranston

/s/ Leslie G. Denend	Director	February 24, 2012
Leslie G. Denend, Ph.D.

/s/ Stephen C. Riggins	Director	February 24, 2012
Stephen C. Riggins

/s/ John B. Shoven	Director	February 24, 2012
John B. Shoven, Ph.D.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).
3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Current Report on Form 8-K as filed on February 14, 2012).
4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).
*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).
10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).
*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
*10.19	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).
10.20	Services Agreement between the Company and Exponent Engineering P.C. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2006).
*10.21	Employment Offer Letter between the Company and Dr. Elizabeth Anderson (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2006).
10.24	Amendment No. 1 to Exponent, Inc. 1998 Nonstatutory Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).
10.25	Amendment No. 1 to Exponent, Inc. 1999 Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).
10.26	Amendment No. 1 to Exponent, Inc. 1999 Restricted Stock Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).
10.28	2008 Employee Stock Purchase Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).
60

*10.31	Form of Restricted Stock Unit Employee Bonus Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).
*10.32	Form of Restricted Stock Unit Employee Matching Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).
*10.33	Form of Restricted Stock Unit Director Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).
*10.34	Amended and Restated Restricted Stock Unit Bonus Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).
*10.35	Amended and Restated Restricted Stock Unit Matching Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).
*10.36	Amended and Restated Restricted Stock Unit Director Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).
*10.37	Amended and Restated 2008 Equity Incentive Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended July 2, 2010).
10.38	Exponent, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.39	First Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended July 1, 2011).
10.40	Second Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010).
*10.41	Form of Stock Option Agreement under the 2008 Equity Incentive Plan.

21.1	List of subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

 * Indicates management compensatory plan, contract or arrangement

