Form 10-Q
period 2012-03-30
EXPONENT INC
filed 2012-05-04
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of April 27, 2012, the latest practicable date, the registrant had 13,410,825 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 30, 2012 and December 30, 2011

(in thousands, except par value)

(unaudited)

	March 30,	December 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$78,520	$84,439
Short-term investments	25,157	25,260
Accounts receivable, net of allowance for doubtful accounts
of $2,437 and $2,339 at March 30, 2012 and
December 30, 2011, respectively	74,101	73,065
Prepaid expenses and other assets	5,676	8,521
Deferred income taxes	7,456	7,293
Total current assets	190,910	198,578

Property, equipment and leasehold improvements, net	27,365	27,215
Goodwill	8,607	8,607
Deferred income taxes	15,029	14,692
Deferred compensation plan assets	24,607	18,911
Other assets	750	785
Total assets	$267,268	$268,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,358	$6,738
Accrued payroll and employee benefits	27,375	48,089
Deferred revenues	5,141	5,948
Total current liabilities	40,874	60,775

Other liabilities	713	700
Deferred compensation	24,465	18,756
Deferred rent	1,753	1,842
Total liabilities	67,805	82,073

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized;
16,427 shares issued at March 30, 2012 and December 30, 2011	16	16
Additional paid-in capital	118,858	108,071
Accumulated other comprehensive loss
Investment securities, available for sale	78	52
Foreign currency translation adjustments	(335)	(523)
	(257)	(471)
Retained earnings	178,835	179,432
Treasury stock, at cost; 2,969 and 3,127 shares held at
March 30, 2012 and December 30, 2011, respectively	(97,989)	(100,333)
Total stockholders’ equity	199,463	186,715
Total liabilities and stockholders’ equity	$267,268	$268,788

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 30, 2012 and April 1, 2011

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011

Revenues:
Revenues before reimbursements	$66,470	$64,183
Reimbursements	5,455	9,290

Revenues	71,925	73,473

Operating expenses:
Compensation and related expenses	46,175	42,700
Other operating expenses	5,562	5,782
Reimbursable expenses	5,455	9,290
General and administrative expenses	2,917	3,335

Total operating expenses	60,109	61,107

Operating income	11,816	12,366

Other income, net:
Interest income, net	77	21
Miscellaneous income, net	1,840	992
Total other income, net	1,917	1,013

Income before income taxes	13,733	13,379

Income taxes	5,532	5,376

Net income	$8,201	$8,003

Net income per share:
Basic	$0.59	$0.55
Diluted	$0.57	$0.53

Shares used in per share computations:
Basic	13,859	14,532
Diluted	14,419	15,140

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 30, 2012 and April 1, 2011

(in thousands)

(unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011

Net income	$8,201	$8,003
Other comprehensive income:
Foreign currency translation
adjustments, net of tax	188	240
Unrealized gains on investments arising during the period,
net of tax	26	1

Comprehensive income	$8,415	$8,244

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 30, 2012 and April 1, 2011

(in thousands)

(unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net income	$8,201	$8,003
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of property, equipment and
leasehold improvements	1,144	1,064
Amortization of premiums and accretion of discounts on
short-term investments	145	-
Deferred rent	(89)	(109)
Provision for doubtful accounts	298	536
Stock-based compensation	4,457	3,815
Deferred income tax provision	(600)	(1,912)
Tax benefit for stock plans	(2,435)	(2,123)
Changes in operating assets and liabilities:
Accounts receivable	(1,334)	(8,791)
Prepaid expenses and other assets	2,240	6,472
Accounts payable and accrued liabilities	3,555	1,223
Accrued payroll and employee benefits	(16,174)	(13,348)
Deferred revenues	(807)	(780)
Net cash used in operating activities	(1,399)	(5,950)

Cash flows from investing activities:
Capital expenditures	(1,294)	(801)
Purchase of short-term investments	-	(2,338)
Net cash used in investing activities	(1,294)	(3,139)

Cash flows from financing activities:
Tax benefit for stock plans	2,435	2,123
Payroll taxes for restricted stock units	(3,483)	(3,473)
Repurchase of common stock	(3,520)	(7,126)
Exercise of share-based payment awards	1,088	660
Net cash used in financing activities	(3,480)	(7,816)

Effect of foreign currency exchange rates on cash and cash equivalents	254	270

Net decrease in cash and cash equivalents	(5,919)	(16,635)
Cash and cash equivalents at beginning of period	84,439	106,549
Cash and cash equivalents at end of period	$78,520	$89,914

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 30, 2012 and April 1, 2011

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended March 30, 2012 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 30, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market
securities (1)	$44,803	$44,803	$-	$-

Fixed income available
for sale securities (2)	25,157	-	25,157	-

Fixed income trading
securities held in deferred
compensation plan (3)	11,172	11,172	-	-

Equity trading securities
held in deferred
compensation plan (3)	14,137	14,137	-	-

Total	$95,269	$70,112	$25,157	$-

Liabilities
Deferred compensation
plan (4)	25,167	25,167	-	-

Total	$25,167	$25,167	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market
securities (1)	$44,448	$44,448	$-	$-

Fixed income available
for sale securities (2)	25,260	-	25,260	-

Fixed income trading
securities held in deferred
compensation plan (3)	7,456	7,456	-	-

Equity trading securities
held in deferred
compensation plan (3)	12,626	12,626	-	-

Total	$89,790	$64,530	$25,260	$-

Liabilities
Deferred compensation
plan (4)	19,927	19,927	-	-

Total	$19,927	$19,927	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of March 30, 2012 and December 30, 2011 primarily represent obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

As of March 30, 2012, the Company held state and municipal bonds with a fair value of $25,157,000 and an amortized cost of $25,028,000. The unrealized gain recorded in accumulated other comprehensive income was $129,000. There were no securities in a continuous unrealized loss position for more than twelve months. Cash equivalents had maturities of 3 months or less and all short-term investments had maturities of 18 months or less, with an average effective maturity of 0.33 years as of March 30, 2012.

As of December 30, 2011, the Company held state and municipal bonds with a fair value of $25,260,000 and an amortized cost of $25,173,000.

At March 30, 2012 and December 30, 2011, the Company did not have any assets valued using significant unobservable inputs.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three months ended March 30, 2012 and April 1, 2011.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011

Shares used in basic per share computation	13,859	14,532
Effect of dilutive common stock options outstanding	176	205
Effect of dilutive restricted stock units outstanding	384	403

Shares used in diluted per share computation	14,419	15,140

Common stock options to purchase 14,011 shares were excluded from the diluted per share calculation for the three months ended March 30, 2012 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $48.27 for the three months ended March 30, 2012. There were no options excluded from the diluted per share calculation for the three months ended April 1, 2011.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,474,000 and $1,419,000 during the three months ended March 30, 2012 and April 1, 2011, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,831,000 and $2,243,000 during the three months ended March 30, 2012 and April 1, 2011, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. For options granted on or after January 1, 2012, all unvested stock options awards will continue to vest in the case of retirement at 59½ or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $152,000 and $153,000 during the three months ended March 30, 2012 and April 1, 2011, respectively, associated with stock option grants.

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

Note 5: Treasury Stock

On February 19, 2009, the Company’s Board of Directors authorized $25.1 million for the repurchase of the Company’s common stock. On May 25, 2011, the Company’s Board of Directors authorized an additional $35 million for the repurchase of the Company’s common stock. On February 9, 2012, the Company’s Board of Directors authorized an additional $35 million for the repurchase of the Company’s common stock.

The Company repurchased 84,174 shares of its common stock for $4,033,000 during the three months ended March 30, 2012.  The Company repurchased 181,640 shares of its common stock for $7,126,000 during the three months ended April 1, 2011.  As of March 30, 2012, the Company had remaining authorization under its stock repurchase plans of $40,373,000 to repurchase shares of common stock.

The Company reissued 241,653 shares of its treasury stock with a cost of approximately $6,377,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the three months ended March 30, 2012. The Company reissued 215,456 shares of its treasury stock with a cost of approximately $5,341,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the three months ended April 1, 2011.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of March 30, 2012 and December 30, 2011, the invested amounts under the plan totaled $25,309,000 and $20,082,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of March 30, 2012 and December 30, 2011, vested amounts due under the plan totaled $25,167,000 and $19,927,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended March 30, 2012 and April 1, 2011, the Company recognized compensation expense of $1,488,000 and $651,000 and respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011

Cash paid during period:

Income taxes	$361	$236

Non-cash investing and financing activities:

Unrealized gain on short-term investments	$26	$1

Vested stock unit awards issued to settle accrued bonuses	$5,343	$4,538

Stock repurchases payable to broker	$513	$-

Note 8: Accounts Receivable, Net

At March 30, 2012 and December 30, 2011, accounts receivable, net, was comprised of the following:

	March 30,	December 30,
(In thousands)	2012	2011

Billed accounts receivable	$46,467	$50,338
Unbilled accounts receivable	30,071	25,066
Allowance for doubtful accounts	(2,437)	(2,339)
Total accounts receivable, net	$74,101	$73,065

Note 9: Inventory

At March 30, 2012, the Company had $363,000 of finished goods inventory included in prepaid expenses and other current assets on its unaudited condensed consolidated balance sheet. At December 30, 2011 the Company had $739,000 and $849,000 of finished goods and raw materials inventory, respectively, included in prepaid expenses and other current assets on its consolidated balance sheet.

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

Segment information for the three ended March 30, 2012 and April 1, 2011 follows:

Revenues
	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011

Engineering and other scientific	$51,717	$55,661
Environmental and health	20,208	17,812

Total revenues	$71,925	$73,473

Operating income
	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011

Engineering and other scientific	$14,933	$16,230
Environmental and health	6,784	5,275

Total segment operating income	21,717	21,505

Corporate operating expense	(9,901)	(9,139)

Total operating income	$11,816	$12,366

Capital Expenditures
	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011

Engineering and other scientific	$478	$335
Environmental and health	143	80

Total segment capital expenditures	621	415

Corporate capital expenditures	673	386

Total capital expenditures	$1,294	$801

Depreciation and Amortization
	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011

Engineering and other scientific	$684	$658
Environmental and health	68	51

Total segment depreciation and amortization	752	709

Corporate depreciation and amortization	392	355

Total depreciation and amortization	$1,144	$1,064

No single customer comprised more than 10% of the Company’s revenues during the three months ended March 30, 2012. The Company derived 11% of revenues from agencies of the U.S. federal government for the three months ended April 1, 2011. No single customer comprised more that 10% of the Company’s accounts receivable at March 30, 2012. Agencies of the U.S. federal government comprised 12% of the Company’s accounts receivable at December 30, 2011.

Note 11: Goodwill

Below is a breakdown of goodwill reported by segment as of March 30, 2012:

	Environmental	Engineering and
(In thousands)	and health	other scientific	Total

Goodwill	$ 8,099	$ 508	$ 8,607

There were no changes in the carrying amount of goodwill for the three months ended March 30, 2012. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the three months ended March 30, 2012.

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

In addition to the above matter, the Company is a party to various other legal actions from time to time and may be contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which the Company believes, after consultation with legal counsel, will not have a material adverse effect on its financial condition, results of operations or liquidity. All legal costs associated with litigation are expensed as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2011, which are contained in our fiscal 2011 Annual Report on Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our fiscal 2011 Annual Report on Form 10-K under the heading “Risk Factors” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our unaudited condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition and estimating the allowance for doubtful accounts are described in our fiscal 2011 Annual Report on Form 10-K under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2012 decreased 2% and revenues before reimbursements increased 4% as compared to the same period last year. The decrease in revenues was due to the decrease in product sales in defense technology development and a decrease in reimbursable project related costs for consulting projects in defense technology development. Product sales in defense technology development were unusually strong during the first quarter of 2011. The decreases in product sales in defense technology development and reimbursable project related costs for consulting projects in defense technology development were offset by growth in revenues before reimbursements driven by an increase in consulting revenues. We experienced strong demand for our consulting services from a diverse set of clients for both reactive and proactive projects and continued to see elevated levels of activity on a few major assignments. We continued to grow our design consulting offerings to the consumer electronics industry and expand our regulatory consulting services to clients in both the United States and European Union. Our utilization was 74% during the first quarter of 2012 as compared to 73% during the same period last year. Utilization in the quarter was better than expected and continued to benefit from a few large projects. We continue to expect these projects to decline in their level of activity over the next several quarters as they move through their project life cycle. Technical full-time equivalent employees increased 6% to 686 during the first quarter of 2012 as compared to 650 during the same period last year due to our recruiting and retention efforts.

During the quarter we assisted clients with several high-profile investigations that engage consultants across many of our practices. The growth in consulting revenues and the increase in utilization, partially offset by the decrease in product sales, resulted in a 2% increase in net income during the first quarter of 2012 as compared to the same period last year. Diluted earnings per share increased to $0.57 per share as compared to $0.53 in the same period last year due to our ongoing share repurchase program and the increase in net income.

We remain focused on selectively adding top talent and developing the skills necessary to expand our market position, providing clients with in-depth scientific research and analysis to determine what happened and how to prevent failures or exposures in the future, capitalizing on opportunities in defense technology development and emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases to enhance shareholder value.

Overview of the Three Months Ended March 30, 2012

During the first quarter of 2012, billable hours increased 7% to 263,000 as compared to 246,000 during the same period last year. The increase in billable hours was due to strong demand for our consulting services across a broad set of practices and elevated levels of activity on several major assignments. Technical full-time equivalent employees increased 6% to 686 during the first quarter of 2012 as compared to 650 during the same period last year due to our recruiting and retention efforts. Our utilization was 74% during the first quarter of 2012 as compared to 73% during the same period last year. We continue to selectively hire key talent to expand our capabilities and have experienced an increase in utilization due to elevated levels of activity on several major assignments and our management of headcount to align resources with anticipated demand. Product sales in defense technology development decreased to $2,386,000 for the first quarter of 2012 as compared to $6,143,000 during the same period last year due to lower sales of surveillance systems to the United States Army. Product sales will vary from quarter to quarter due to the timing of new contracts and delivery dates.

Three Months Ended March 30, 2012 compared to Three Months Ended April 1, 2011

Revenues
	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011	Percent Change

Engineering and other scientific	$51,717	$55,661	(7.1)%
Percentage of total revenues	71.9%	75.8%
Environmental and health	20,208	17,812	13.5%
Percentage of total revenues	28.1%	24.2%

Total revenues	$71,925	$73,473	(2.1)%

The decrease in revenues for our engineering and other scientific segment was due to a decrease in product sales in defense technology development and a decrease in reimbursable project related costs for consulting projects in defense technology development, partially offset by an increase in billable hours. Product sales in defense technology development decreased to $2,386,000 for the first quarter of 2012 as compared to $6,143,000 during the same period last year due to lower sales of surveillance systems to the United States Army. Product sales will vary from quarter to quarter due to the timing of new contracts and delivery dates. Reimbursable project related costs for consulting projects in defense technology development decreased to $1,245,000 during the first quarter of 2012 as compared to $3,056,000 during the same period last year. Reimbursable project related costs will vary from quarter to quarter depending on the nature of our projects. During the first quarter of 2012, billable hours for this segment increased by 3% to 183,000 as compared to 177,000 during the same period last year. The increase in billable hours was due to strong demand for our services in our mechanics and materials, electrical, and thermal sciences practices. Technical full-time equivalent employees increased 4% to 473 during the first quarter of 2012 as compared to 457 for the same period last year due our continuing recruiting and retention efforts. Utilization decreased to 74% during the first quarter of 2012 as compared to 75% during the same period last year.

The increase in revenues for our environmental and health segment was due to an increase in billable hours. During the first quarter of 2012, billable hours for this segment increased by 16% to 80,000 as compared to 69,000 during the same period last year. The increase in billable hours was due to strong demand for our services. Utilization increased to 72% for the first quarter of 2012 as compared to 69% for the same period last year due in part to elevated levels of activity on a number of major assignments that involved consultants across many of our practices. Technical full-time equivalent employees increased by 10% to 213 during the first quarter of 2012 as compared to 193 for the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011	Percent Change

Compensation and related expenses	$46,175	$42,700	8.1%
Percentage of total revenues	64.2%	58.1%

The increase in compensation and related expenses during the first quarter of 2012 was due to an increase in payroll expense, an increase in stock-based compensation expense and the change in the value of assets associated with our deferred compensation plan. Payroll expense increased $1,645,000 due to a 6% increase in technical full-time equivalent employees and our annual salary increase on April 2, 2011. Stock-based compensation expense increased $584,000 due to an increase in the value of unvested restricted stock units granted during the first quarter of 2012. During the first quarter of 2012, deferred compensation expense increased $837,000 with a corresponding increase to other income, net, as compared to first quarter of 2011 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,488,000 during the first quarter of 2012 and in increase in the value of the plan assets of $651,000 during the first quarter of 2011. We expect our compensation expense to increase as we selectively add new talent and our annual salary increases take effect at the beginning of the second quarter of 2012.

Other Operating Expenses
	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011	Percent Change

Other operating expenses	$5,562	$5,782	(3.8)%
Percentage of total revenues	7.7%	7.9%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in operating expenses during the first quarter of 2012 was due to a decrease in occupancy expense of $147,000 and a decrease in technical materials of $111,000. The decrease in occupancy expense was due to planned maintenance in our owned facilities in 2011. The decrease in technical materials was due to a decrease in development activities in our defense technology development practice. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011	Percent Change

Reimbursable expenses	$5,455	$9,290	(41.3)%
Percentage of total revenues	7.6%	12.6%

The decrease in reimbursable expenses was due to a decrease in project related costs. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011	Percent Change

General and administrative expenses	$2,917	$3,335	(12.5)%
Percentage of total revenues	4.1%	4.5%

The decrease in general and administrative expenses during the first quarter of 2012 was due to a decrease in legal expenses of $383,000. The decrease in legal expenses was due to a decrease in costs associated with legal claims during the first quarter of 2012 as compared to the same period last year. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income, Net
	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011	Percent Change

Other income, net	$1,917	$1,013	89.2%
Percentage of total revenues	2.7%	1.4%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the first quarter of 2012, other income, net, increased $837,000 with a corresponding increase to deferred compensation expense, as compared to the first quarter in 2011 due to a change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,488,000 during the first quarter of 2012 and in increase in the value of the plan assets of $651,000 during the first quarter of 2011.

Income Taxes
	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011	Percent Change

Income taxes	$5,532	$5,376	2.9%
Percentage of total revenues	7.7%	7.3%
Effective tax rate	40.3%	40.2%

The increase in income tax expense was due to a corresponding increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, our cash, cash equivalents and short-term investments were $103.7 million compared to $109.7 million at December 30, 2011. The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 30, 2012	April 1, 2011

Net cash used in operating activities	$(1,399)	$(5,950)
Net cash used in investing activities	(1,294)	(3,139)
Net cash used in financing activities	(3,480)	(7,816)

The decrease in net cash used in operating activities during the first quarter of 2012 as compared 2011 was due to a smaller increase in accounts receivable, a larger increase in accounts payable and accrued liabilities and a decrease in deferred income taxes partially offset by a smaller decrease in prepaid expense and other assets and a larger decrease in accrued payroll and employee benefits. Accounts receivable increased $1,334,000 during the first quarter of 2012 as compared to an increase of $8,791,000 during the same period last year. The smaller increase in accounts receivable during the first quarter of 2012 was due to improved collections. Days sales outstanding were 88 days for the first quarter of 2012 as compared to 96 days for the same period last year. Accounts payable and accrued liabilities increased $3,555,000 during the first quarter of 2012 as compared to an increase of $1,223,000 during the same period last year. The larger increase in accounts payable and accrued liabilities during the first quarter of 2012 was due to the timing of payments to vendors. Prepaid expenses and other assets decreased $2,240,000 during the first quarter of 2012 as compared to a decrease of $6,472,000 during the same period last year. This smaller decrease during the first quarter of 2012 was due to a decrease in inventory of $1,225,000 during the first quarter of 2012 as compared to $2,729,000 during the same period last year and a smaller decrease in prepaid taxes of $1,969,000 during the first quarter of 2012 as compared to $3,934,000 during the same period last year. Accrued payroll and employee benefits decreased $16,174,000 during the first quarter of 2012 as compared to a decrease of $13,348,000 during the same period last year. The larger decrease in accrued payroll and employee benefits was due an increase in the amount of accrued bonus paid during the first quarter of 2012 as compared to the same period last year.

The decrease in net cash used in investing activities was due to a decrease in purchases of short-term investments of $2,338,000.

The decrease in net cash used in financing activities was due to a decrease in repurchases of our common stock under our stock repurchase program of $3,606,000.

For the remainder of 2012, we expect to continue our investing activities including purchases of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of March 30, 2012 (in thousands):

	Operating
Fiscal	lease	Capital	Purchase
year	commitments	leases	obligations	Total
2012 (remaining portion)	$5,636	$37	$758	$6,431
2013	5,586	49	-	5,635
2014	4,305	48	-	4,353
2015	2,688	-	-	2,688
2016	1,896	-	-	1,896
Thereafter	1,890	-	-	1,890
	$22,001	$134	$758	$22,893

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $24,465,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at March 30, 2012. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of March 30, 2012 invested amounts under the plan of $24,607,000 were recorded as a long-term asset on our condensed consolidated balance sheet.

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

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We closely monitor two financial measures, EBITDA and EBITDAS, which meet the definition of Non-GAAP financial measures. We define EBITDA as net income before income taxes, net interest income, depreciation and amortization. We define EBITDAS as EBITDA before stock-based compensation. The Company regards EBITDA and EBITDAS as useful measures of operating performance and cash flow to complement operating income, net income and other GAAP financial performance measures. Additionally, management believes that EBITDA and EBITDAS provide meaningful comparisons of past, present and future operating results. These measures are used to evaluate our financial results, develop budgets and determine employee compensation. These measures, however, should be considered in addition to, and not as a substitute or superior to, operating income, cash flows, or other measures of financial performance prepared in accordance with GAAP. A reconciliation of the Non-GAAP measures to the nearest comparable GAAP measure is set forth below.

The following table shows EBITDA as a percentage of revenues before reimbursements for the three months ended March 30, 2012 and April 1, 2011:

	Three Months Ended
(in thousands, except percentages)	March 30, 2012	April 1, 2011

Revenues before reimbursements	$66,470	$64,183

EBITDA	$14,800	$14,422

EBITDA as a % of revenues before reimbursements	22.3%	22.5%

The decrease in EBITDA as a percentage of revenues before reimbursements was primarily due to a decrease in revenues before reimbursements for product sales in defense technology development, partially offset by an increase in utilization and a slight decrease in other operating expenses. Revenues before reimbursements for product sales decreased to $860,000 for the first quarter of 2012 as compared to $2,536,000 during the same period last year. Utilization for the first quarter of 2012 increased to 74% as compared to 73% during the same period last year.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended March 30, 2012 and April 1, 2011:

	Three Months Ended
(in thousands)	March 30, 2012	April 2, 2010

Net income	$8,201	$8,003

Add back (subtract):

Income taxes	5,532	5,376
Interest income, net	(77)	(21)
Depreciation and amortization	1,144	1,064

EBITDA	14,800	14,422

Stock-based compensation	4,457	3,815

EBITDAS	$19,257	$18,237

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk associated with our balances of cash, cash equivalents and short-term investments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average effective maturities in accordance with our investment policy. The maximum effective maturity of any issue in our portfolio is 3 years and the maximum average effective maturity of the portfolio cannot exceed 12 months. If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair market value of our portfolio of cash equivalents and short-term investments would not have a material impact on our financial statements. We do not use derivative financial instruments in our portfolio. There have not been any material changes during the period covered by this Quarterly Report on Form 10-Q to our interest rate risk exposures, or how these exposures are managed. Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended March 30, 2012:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

December 31 to January 27	-	$-	-	$9,406
Additional funds authorized for
share repurchases				$35,000
January 28 to February 24	-	-	-	$44,406
February 25 to March 30	84	47.91	84	$40,373
Total	84	$47.91	84	$40,373

(1)	On May 25, 2011, the Board of Directors authorized $35.0 million for the repurchase of the Company’s common stock. On February 9, 2012, the Board of Directors authorized an additional $35.0 million for the repurchase of the Company’s common stock. These plans have no expiration date.

Item 6. Exhibits

(a)	Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC. (Registrant)

Date: May 4, 2012
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

-24-