Form 10-Q
period 2012-06-29
EXPONENT INC
filed 2012-08-03
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

Yes ☒ No ☐

As of July 27, 2012, the latest practicable date, the registrant had 13,180,508 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets
	June 29, 2012 and December 30, 2011	3

	Condensed Consolidated Statements of Income
	Three and Six Months Ended June 29, 2012 and July 1, 2011	4

	Condensed Consolidated Statements of Comprehensive Income
	Three and Six Months Ended June 29, 2012 and July 1, 2011	5

	Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 29, 2012 and July 1, 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

Signatures		26

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 29, 2012 and December 30, 2011

(in thousands, except par value)

(unaudited)

	June 29,	December 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$84,441	$84,439
Short-term investments	24,587	25,260
Accounts receivable, net of allowance for doubtful accounts
of $2,517 and $2,339 at June 29, 2012 and
December 30, 2011, respectively	78,862	73,065
Prepaid expenses and other assets	6,068	8,521
Deferred income taxes	8,211	7,293
Total current assets	202,169	198,578

Property, equipment and leasehold improvements, net	26,831	27,215
Goodwill	8,607	8,607
Deferred income taxes	15,455	14,692
Deferred compensation plan assets	22,953	18,911
Other assets	601	785
Total assets	$276,616	$268,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,046	$6,738
Accrued payroll and employee benefits	40,875	48,089
Deferred revenues	4,820	5,948
Total current liabilities	54,741	60,775

Other liabilities	716	700
Deferred compensation	22,824	18,756
Deferred rent	1,634	1,842
Total liabilities	79,915	82,073

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized;
16,427 shares issued at June 29, 2012 and December 30, 2011	16	16
Additional paid-in capital	120,031	108,071
Accumulated other comprehensive loss
Investment securities, available for sale	64	52
Foreign currency translation adjustments	(602)	(523)
	(538)	(471)
Retained earnings	188,831	179,432
Treasury stock, at cost; 3,247 and 3,127 shares held at
June 29, 2012 and December 30, 2011, respectively	(111,639)	(100,333)
Total stockholders’ equity	196,701	186,715
Total liabilities and stockholders’ equity	$276,616	$268,788

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 29, 2012 and July 1, 2011

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Revenues:
Revenues before reimbursements	$68,318	$60,573	$134,788	$124,756
Reimbursements	6,166	4,533	11,621	13,823

Revenues	74,484	65,106	146,409	138,579

Operating expenses:
Compensation and related expenses	41,857	38,508	88,032	81,208
Other operating expenses	5,952	5,704	11,514	11,486
Reimbursable expenses	6,166	4,533	11,621	13,823
General and administrative expenses	3,148	2,984	6,065	6,319

Total operating expenses	57,123	51,729	117,232	112,836

Operating income	17,361	13,377	29,177	25,743

Other income (expense), net:
Interest income, net	88	41	165	62
Miscellaneous income (expense), net	(201)	542	1,639	1,534
Total other income (expense), net	(113)	583	1,804	1,596

Income before income taxes	17,248	13,960	30,981	27,339

Income taxes	6,921	5,743	12,453	11,119

Net income	$10,327	$8,217	$18,528	$16,220

Net income per share:
Basic	$0.75	$0.57	$1.34	$1.12
Diluted	$0.72	$0.55	$1.29	$1.08

Shares used in per share computations:
Basic	13,835	14,402	13,847	14,467
Diluted	14,316	14,971	14,373	15,062

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 29, 2012 and July 1, 2011

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net income	$10,327	$8,217	$18,528	$16,220
Other comprehensive income (loss):
Foreign currency translation
adjustments, net of tax	(267)	53	(79)	293
Unrealized gain (loss) on investments,
net of tax	(14)	26	12	27

Comprehensive income	$10,046	$8,296	$18,461	$16,540

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 29, 2012 and July 1, 2011

(in thousands)

(unaudited)

	Six Months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net income	$18,528	$16,220
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of property, equipment and
leasehold improvements	2,326	2,132
Amortization of premiums on short-term investments	289	57
Deferred rent	(208)	(240)
Provision for doubtful accounts	634	746
Stock-based compensation	7,184	5,934
Deferred income tax provision	(1,682)	(2,517)
Tax benefit for stock plans	(2,572)	(2,227)
Changes in operating assets and liabilities:
Accounts receivable	(6,431)	(5,449)
Prepaid expenses and other assets	3,006	3,363
Accounts payable and accrued liabilities	4,897	1,183
Accrued payroll and employee benefits	(5,420)	(4,609)
Deferred revenues	(1,128)	(1,300)
Net cash provided by operating activities	19,423	13,293

Cash flows from investing activities:
Capital expenditures	(1,942)	(1,667)
Purchase of short-term investments	(515)	(25,581)
Maturity of short-term investments	400	-
Sale of short-term investments	518	-
Net cash used in investing activities	(1,539)	(27,248)

Cash flows from financing activities:
Tax benefit for stock plans	2,572	2,227
Payroll taxes for restricted stock units	(3,473)	(3,473)
Repurchase of common stock	(18,456)	(23,080)
Exercise of share-based payment awards	1,485	894
Net cash used in financing activities	(17,872)	(23,432)

Effect of foreign currency exchange rates on cash and cash equivalents	(10)	291

Net increase (decrease) in cash and cash equivalents	2	(37,096)
Cash and cash equivalents at beginning of period	84,439	106,549
Cash and cash equivalents at end of period	$84,441	$69,453

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 29, 2012 and July 1, 2011

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 29, 2012 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011 which was filed with the U.S. Securities and Exchange Commission on February 27, 2012.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 29, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market
securities (1)	$45,353	$45,353	$-	$-

Fixed income available
for sale securities (2)	24,587	-	24,587	-

Fixed income trading
securities held in deferred
compensation plan (3)	9,591	9,591	-	-

Equity trading securities
held in deferred
compensation plan (3)	15,434	15,434	-	-

Total	$94,965	$70,378	$24,587	$-

Liabilities
Deferred compensation
plan (4)	24,896	24,896	-	-

Total	$24,896	$24,896	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market
securities (1)	$44,448	$44,448	$-	$-

Fixed income available
for sale securities (2)	25,260	-	25,260	-

Fixed income trading
securities held in deferred
compensation plan (3)	7,456	7,456	-	-

Equity trading securities
held in deferred
compensation plan (3)	12,626	12,626	-	-

Total	$89,790	$64,530	$25,260	$-

Liabilities
Deferred compensation
plan (4)	19,927	19,927	-	-

Total	$19,927	$19,927	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of June 29, 2012 and December 30, 2011 primarily represent obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

As of June 29, 2012, the Company held state and municipal bonds with a fair value of $24,587,000 and an amortized cost of $24,482,000. The unrealized gain recorded in accumulated other comprehensive income was $105,000. There were no securities in a continuous unrealized loss position for more than twelve months. As of June 29, 2012 the fair value and amortized cost of available-for-sale securities with contractual maturities of less than one year were $17,967,000 and $17,901,000, respectively. As of June 29, 2012 the fair value and amortized cost of available-for-sale securities with contractual maturities of between one and two years were $6,620,000 and $6,581,000, respectively.

As of December 30, 2011, the Company held state and municipal bonds with a fair value of $25,260,000 and an amortized cost of $25,173,000.

At June 29, 2012 and December 30, 2011, the Company did not have any assets valued using significant unobservable inputs.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Shares used in basic per share computation	13,835	14,402	13,847	14,467
Effect of dilutive common stock options outstanding	139	197	159	202
Effect of dilutive restricted stock units outstanding	342	372	367	393
Shares used in diluted per share computation	14,316	14,971	14,373	15,062

Common stock options to purchase 19,505 shares and 25,000 shares, respectively, were excluded from the diluted per share calculation for the three and six months ended June 29, 2012 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $48.27 for the three and six months ended June 29, 2012. There were no options excluded from the diluted per share calculation for the three and six months ended July 1, 2011.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,659,000 and $1,295,000 during the three months ended June 29, 2012 and July 1, 2011, respectively. For the six months ended June 29, 2012 and July 1, 2011, the Company recorded stock-based compensation expense associated with accrued bonus awards of $3,133,000 and $2,714,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $908,000 and $680,000 during the three months ended June 29, 2012 and July 1, 2011, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,739,000 and $2,923,000 during the six months ended June 29, 2012 and July 1, 2011, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. For options granted on or after January 1, 2012, all unvested stock options awards will continue to vest in the case of retirement at 59½ or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $160,000 and $144,000 during the three months ended June 29, 2012 and July 1, 2011, respectively, associated with stock option grants. The Company recorded stock-based compensation expense of $312,000 and $297,000 during the six months ended June 29, 2012 and July 1, 2011, respectively, associated with stock option grants.

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

The Company repurchased 386,057 shares of its common stock for $18,456,000 during the six months ended June 29, 2012.  The Company repurchased 566,727 shares of its common stock for $23,080,000 during the six months ended July 1, 2011. As of June 29, 2012, the Company had $25,951,000 remaining as authorized to repurchase shores of common stock under its stock repurchase plans.

The Company reissued 266,518 shares of its treasury stock with a cost of approximately $7,149,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the six months ended June 29, 2012. The Company reissued 236,382 shares of its treasury stock with a cost of approximately $5,997,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the six months ended July 1, 2011.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of June 29, 2012 and December 30, 2011, the invested amounts under the plan totaled $25,025,000 and $20,082,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of June 29, 2012 and December 30, 2011, vested amounts due under the plan totaled $24,896,000 and $19,927,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended June 29, 2012, the Company recognized a decrease to compensation expense of $555,000 as a result of changes in the market value of the trust assets with the same amount being recorded as an expense in other income (expense), net. During the three months ended July 1, 2011, the Company recognized an increase to compensation expense of $221,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in other income (expense), net. During the six months ended June 29, 2012 and July 1, 2011, the Company recognized an increase to compensation expense of $933,000 and $872,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in other income (expense), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information (in thousands):

	Six Months Ended
	June 29, 2012	July 1, 2011

Cash paid during period:

Income taxes	$7,307	$9,242

Non-cash investing and financing activities:

Unrealized gain on short-term investments	$12	$27

Vested stock unit awards issued to settle accrued bonuses	$5,343	$4,538

Note 8: Accounts Receivable, Net

At June 29, 2012 and December 30, 2011, accounts receivable, net, was comprised of the following (in thousands):

	June 29,	December 30,
	2012	2011

Billed accounts receivable	$48,566	$50,338
Unbilled accounts receivable	32,813	25,066
Allowance for doubtful accounts	(2,517)	(2,339)
Total accounts receivable, net	$78,862	$73,065

Note 9: Inventory

At June 29, 2012, the Company had $51,000 of finished goods inventory included in prepaid expenses and other current assets on its unaudited condensed consolidated balance sheet. At December 30, 2011 the Company had $739,000 and $849,000 of finished goods and raw materials inventory, respectively, included in prepaid expenses and other current assets on its consolidated balance sheet.

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

Segment information for the three and six months ended June 29, 2012 and July 1, 2011 is as follows (in thousands):

Revenues
	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Engineering and other scientific	$53,996	$47,787	$105,713	$103,448
Environmental and health	20,488	17,319	40,696	35,131

Total revenues	$74,484	$65,106	$146,409	$138,579

Operating Income
	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Engineering and other scientific	$16,423	$14,274	$31,356	$30,504
Environmental and health	7,005	4,828	13,789	10,103

Total segment operating income	23,428	19,102	45,145	40,607

Corporate operating expense	(6,067)	(5,725)	(15,968)	(14,864)

Total operating income	$17,361	$13,377	$29,177	$25,743

Capital Expenditures
	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Engineering and other scientific	$458	$626	$936	$961
Environmental and health	31	121	174	201

Total segment capital expenditures	489	747	1,110	1,162

Corporate capital expenditures	159	119	832	505

Total capital expenditures	$648	$866	$1,942	$1,667

Depreciation and Amortization
	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Engineering and other scientific	$700	$642	$1,384	$1,300
Environmental and health	69	53	137	104

Total segment depreciation and
amortization	769	695	1,521	1,404

Corporate depreciation and
amortization	413	373	805	728

Total depreciation and
amortization	$1,182	$1,068	$2,326	$2,132

No single customer comprised more than 10% of the Company’s revenues during the three or six months ended June 29, 2012 and July 1, 2011. No single customer comprised more that 10% of the Company’s accounts receivable at June 29, 2012. Agencies of the U.S. federal government comprised 12% of the Company’s accounts receivable at December 30, 2011.

Note 11: Goodwill

Below is a breakdown of goodwill reported by segment as of June 29, 2012 (in thousands):

	Environmental	Engineering and
	and health	other scientific	Total

Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the six months ended June 29, 2012. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the six months ended June 29, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2011, which are contained in our fiscal 2011 Annual Report on Form 10-K which was filed with the U.S. Securities and Exchange Commission on February 27, 2012.

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

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2012 increased 14% and revenues before reimbursements increased 13% as compared to the same period last year. This growth was due to solid overall demand for our consulting services from a diverse set of clients for both reactive and proactive projects and elevated levels of activity on a few major assignments. We continued to work on a steady flow of reactive projects related to litigation, insurance claims and product recalls for which we were able to perform in-depth scientific research and analysis to determine what happened. We continued to see an increase in proactive projects related to design consulting, regulatory consulting, and engineering management consulting. In defense technology development, we increased our support services for the United States Army’s Rapid Equipping Force, which was offset by the winding down of our current ground penetrating radar development project. Utilization in the quarter was better than expected due to broad based demand for our services and the continuing benefit from a few large projects. We continue to expect these projects to decline from their level of activity over the next several quarters as they move through their project life cycle.

During the quarter, we assisted clients with several high-profile investigations that engaged consultants across many of our practices. The growth in consulting revenue and the increase in utilization combined with moderate growth in other operating and general and administrative expenses resulted in a 26% increase in net income as compared to the same period last year. Net income increased to $10,327,000 during the second quarter of 2012 as compared to $8,217,000 during the same period last year. Diluted earnings per share increased to $0.72 per share as compared to $0.55 in the same period last year due to the increase in net income and our ongoing share repurchase program.

We remain focused on selectively adding top talent and developing the skills necessary to expand our market position, providing clients with in-depth scientific research and analysis to determine what happened and how to prevent failures or exposures in the future, capitalizing on opportunities in emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases to enhance shareholder value.

Overview of the Three Months Ended June 29, 2012

During the second quarter of 2012, billable hours increased 12% to 271,000 as compared to 242,000 during the same period last year. The increase in billable hours was due to strong demand for our consulting services across a broad set of practices and continued elevated levels of activity on several major assignments. Technical full-time equivalent employees increased 5% to 685 during the second quarter of 2012 as compared to 653 during the same period last year due to our recruiting and retention efforts. Our utilization was 76% during the second quarter of 2012 as compared to 71% during the same period last year. We continue to selectively hire key talent to expand our capabilities and have managed our headcount to align with anticipated demand.

Three Months Ended June 29, 2012 compared to Three Months Ended July 1, 2011

Revenues
	Three Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

Engineering and other scientific	$53,996	$47,787	13.0%
Percentage of total revenues	72.5%	73.4%
Environmental and health	20,488	17,319	18.3%
Percentage of total revenues	27.5%	26.6%

Total revenues	$74,484	$65,106	14.4%

The increase in revenues for our engineering and other scientific segment was due to an increase in billable hours and higher billing rates. During the second quarter of 2012, billable hours for this segment increased 10% to 191,000 as compared to 173,000 during the same period last year. The increase in billable hours was due to strong demand for our services in our mechanics and materials, electrical, biomedical, vehicle, and engineering management consulting practices. Technical full-time equivalent employees increased 4% to 470 during the second quarter of 2012 as compared to 453 for the same period last year due to our continuing recruiting and retention efforts. Utilization increased to 78% for the second quarter of 2012 as compared to 73% for the same period last year due to new work in key areas, elevated levels of activity on a number of major assignments, and our management of headcount to align resources with anticipated demand.

The increase in revenues for our environmental and health segment was also due to an increase in billable hours and higher billing rates. During the second quarter of 2012, billable hours for this segment increased by 16% to 80,000 as compared to 69,000 during the same period last year. The increase in billable hours was due to strong demand for our services in our environmental sciences, ecological sciences, chemical registration and food safety, and exposure assessment practices. Utilization increased to 72% for the second quarter of 2012 as compared to 66% for the same period last year due to new work in key areas, elevated levels of activity on a number of major assignments, and our management of headcount to align resources with anticipated demand. Technical full-time equivalent employees increased by 7% to 215 during the second quarter of 2012 as compared to 200 for the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

Compensation and related expenses	$41,857	$38,508	8.7%
Percentage of total revenues	56.2%	59.1%

The increase in compensation and related expenses during the second quarter of 2012 was due to an increase in payroll, fringe benefits, stock-based compensation, bonus expense, and the change in value of assets associated with our deferred compensation plan. Payroll increased by $1,641,000 and fringe benefits increased by $337,000 due to the increase in technical full-time equivalent employees and the impact of our annual salary increase on March 31, 2012. Stock based compensation expense increased $239,000 due to an increase in the value of unvested restricted stock units granted during the first six months of 2012 as compared to the same period last year. Bonuses increased by $1,895,000 due to a corresponding increase in profitability. During the second quarter of 2012, deferred compensation expense decreased $776,000 with a corresponding decrease to other income (expense), net, as compared to the second quarter of 2011 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $555,000 during the second quarter of 2012 and an increase in the value of the plan assets of $221,000 during the second quarter of 2011. We expect our compensation expense to increase as we selectively add new talent.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

Other operating expenses	$5,952	$5,704	4.3%
Percentage of total revenues	8.0%	8.8%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the second quarter of 2012 was primarily due to an increase in occupancy expense of $274,000. The increase in occupancy expense was due to planned maintenance activities for our owned facilities and costs associated with the increase in technical full-time equivalent employees during the second quarter of 2012.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

Reimbursable expenses	$6,166	$4,533	36.0%
Percentage of total revenues	8.3%	7.0%

The increase in reimbursable expenses was primarily due to an increase in project-related costs in our defense technology development practice within our engineering and other scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

General and administrative expenses	$3,148	$2,984	5.5%
Percentage of total revenues	4.2%	4.6%

The increase in general and administrative expenses during the second quarter of 2012 was due to several individually insignificant items associated with the increase in technical full-time equivalent employees and our business development activities. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income (Expense), Net
	Three Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

Other income (expense), net	$(113)	$583	(119.4)%
Percentage of total revenues	(0.2)%	0.9%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the second quarter of 2012, other income (expense), net decreased $776,000 with a corresponding decrease to deferred compensation expense, as compared to second quarter of 2011 due to the change in value of assets associated with our deferred compensation plan. This year-over-year decrease consisted of a decrease in the value of the plan assets of $555,000 during the second quarter of 2012 and in increase in the value of the plan assets of $221,000 during the second quarter of 2011.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

Income taxes	$6,921	$5,743	20.5%
Percentage of total revenues	9.3%	8.8%
Effective tax rate	40.1%	41.1%

The increase in income tax expense was due to a corresponding increase in pre-tax income. The decrease in the effective tax rate was due to a decrease in state tax rates and an increase in tax-exempt interest income.

Six Months Ended June 29, 2012 compared to Six Months Ended July 1, 2011

Revenues
	Six Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

Engineering and other scientific	$105,713	$103,448	2.2%
Percentage of total revenues	72.2%	74.6%
Environmental and health	40,696	35,131	15.8%
Percentage of total revenues	27.8%	25.4%

Total revenues	$146,409	$138,579	5.7%

The increase in revenues for our engineering and other scientific segment was due to an increase in billable hours partially offset by the decrease in product sales in defense technology development. During the first six months of 2012, billable hours for this segment increased 7% to 374,000 as compared to 350,000 during the same period last year. The increase in billable hours was due to strong demand for our services. Product sales in defense technology development decreased to $2,797,000 for the first six months of 2012 as compared to $6,372,000 during the same period last year due to lower sales of surveillance systems to the United States Army. Technical full-time equivalent employees increased 4% to 471 during the first six months of 2012 as compared to 455 for the same period last year due to our continuing recruiting and retention efforts. Utilization increased to 76% for the first six months of 2012 as compared to 74% for the same period last year due to new work in key areas, elevated levels of activity on a number of major assignments, and our management of headcount to align resources with anticipated demand.

The increase in revenues for our environmental and health segment was also due to an increase in billable hours. During the first six months of 2012, billable hours for this segment increased by 16% to 160,000 as compared to 138,000 during the same period last year. The increase in billable hours was due to strong demand for our services. Utilization increased to 72% for the first six months of 2012 as compared to 67% for the same period last year due to new work in key areas, elevated levels of activity on a number of major assignments, and our management of headcount to align resources with anticipated demand. Technical full-time equivalent employees increased by 9% to 214 during the first six months of 2012 as compared to 197 for the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Six Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

Compensation and related expenses	$88,032	$81,208	8.4%
Percentage of total revenues	60.1%	58.6%

The increase in compensation and related expenses during the first six months of 2012 was due to an increase in payroll, fringe benefits, bonus expense, stock-based compensation expense and the change in value of assets associated with our deferred compensation plan. Payroll increased by $3,286,000 and fringe benefits increased by $538,000 due a 5% increase in technical full-time equivalent employees and our annual salary increase on March 31, 2012. Bonuses increased by $2,153,000 due to a corresponding increase in profitability. Stock-based compensation expense increased $823,000 due to an increase in the value of unvested restricted stock units granted during the first quarter of 2012. During the first six months of 2012, deferred compensation expense increased $61,000 with a corresponding increase to other income (expense), net, as compared to the first six months of 2011 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $933,000 during the first six months of 2012 as compared to an increase in the value of the plan assets of $872,000 during the first six months of 2011. We expect our compensation expense to increase as we selectively add new talent.

Other Operating Expenses

	Six Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

Other operating expenses	$11,514	$11,486	0.2%
Percentage of total revenues	7.9%	8.3%

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

Reimbursable Expenses

	Six Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

Reimbursable expenses	$11,621	$13,823	(15.9)%
Percentage of total revenues	7.9%	10.0%

The decrease in reimbursable expenses was due to a decrease in project-related costs. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Six Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

General and administrative expenses	$6,065	$6,319	(4.0)%
Percentage of total revenues	4.1%	4.6%

The decrease in general and administrative expenses during the first six months of 2012 was primarily due a decrease in legal expense of $386,000. The decrease in legal expenses was due to a decrease in costs associated with legal claims during the first six months of 2012 as compared to the same period last year. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income (Expense), Net

	Six Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

Other income (expense), net	$1,804	$1,596	13.0%
Percentage of total revenues	1.2%	1.2%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the first six month of 2012, other income (expense), net, increased $61,000 with a corresponding increase to deferred compensation expense as compared to the first six months of 2011 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $933,000 during the first six months of 2012 as compared to an increase in the value of the plan assets of $872,000 during the first six months of 2011.

Income Taxes

	Six Months Ended
(in thousands, except percentages)	June 29, 2012	July 1, 2011	Percent Change

Income taxes	$12,453	$11,119	12.0%
Percentage of total revenues	8.5%	8.0%
Effective tax rate	40.2%	40.7%

The increase in income tax expense was due to a corresponding increase in pre-tax income. The decrease in the effective tax rate was due to a decrease in state tax rates and an increase in tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2012, our cash, cash equivalents and short-term investments were $109.0 million compared to $109.7 million at December 30, 2011. The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 29, 2012	July 1, 2011

Net cash provided by operating activities	$19,423	$13,293
Net cash used in investing activities	(1,539)	(27,248)
Net cash used in financing activities	(17,872)	(23,432)

The increase in net cash provided by operating activities during the first six months of 2012 as compared 2011 was due to an increase in net income, an increase in accounts payable and accrued liabilities, and an increase in stock-based compensation, partially offset by a larger increase in accounts receivable. Accounts payable and accrued liabilities increased $4,897,000 during the first six months of 2012 as compared to an increase of $1,183,000 during the first six months of 2011. The larger increase in accounts payable and accrued liabilities during the first six months of 2012 was due to the timing of payments to vendors. Stock-based compensation increased by $1,250,000 to $7,184,000 during the first six months of 2012 as compared to $5,934,000 during the same period last year due to an increase in profitability and an increase in the value of vested and unvested restricted stock units granted during the first six months of 2012 as compared to the same period last year. The portion of bonus expense that we expect to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. Accounts receivable increased $6,431,000 during the first six months of 2012 as compared to an increase of $5,449,000 during the same period last year. The larger increase in accounts receivable during the first six months 2012 was due to an increase in revenue.

The decrease in net cash used in investing activities was due to a decrease in purchases of short-term investments of $25,066,000.

The decrease in net cash used in financing activities was due to a decrease in repurchases of our common stock under our stock repurchase program of $4,624,000.

For the remainder of 2012, we expect to continue our investing activities including purchasing of short-term investments and capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of June 29, 2012 (in thousands):

	Operating
Fiscal	lease	Capital	Purchase
year	commitments	leases	obligations	Total
2012 (remaining portion)	$3,757	$25	$3,209	$6,991
2013	6,042	49	-	6,091
2014	4,788	48	-	4,836
2015	3,332	-	-	3,332
2016	2,806	-	-	2,806
Thereafter	5,849	-	-	5,849
	$26,574	$122	$3,209	$29,905

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $22,824,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at June 29, 2012. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of June 29, 2012, invested amounts under the plan of $22,953,000 were recorded as a long-term asset on our condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three and six months ended June 29, 2012 and July 1, 2011 (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Revenues before reimbursements	$68,318	$60,573	$134,788	$124,756

EBITDA	$18,342	$14,987	$33,142	$29,409

EBITDA as a % of revenues before reimbursements	26.8%	24.7%	24.6%	23.6%

The increase in EBITDA as a percentage of revenues before reimbursements was primarily due to an increase in utilization combined with moderate growth in other operating and general administrative expenses. Utilization in the quarter was better than expected due to broad based demand for our services and the continuing benefit from a few large projects.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended June 29, 2012 and July 1, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net income	$10,327	$8,217	$18,528	$16,220

Add back (subtract):

Income taxes	6,921	5,743	12,453	11,119
Interest income, net	(88)	(41)	(165)	(62)
Depreciation and amortization	1,182	1,068	2,326	2,132

EBITDA	18,342	14,987	33,142	29,409

Stock-based compensation	2,727	2,119	7,184	5,934

EBITDAS	$21,069	$17,106	$40,326	$35,343

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended June 29, 2012 (In thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

March 31 to April 27	57	$47.95	57	$37,659
April 28 to May 25	128	47.04	128	$31,619
May 26 to June 29	117	48.51	117	$25,951
Total	302	$47.78	302	$25,951

(1)	On June 1, 2011, we announced that the Board of Directors had authorized $35.0 million for the repurchase of the Company’s common stock. On February 14, 2012, we announced that the Board of Directors had authorized an additional $35.0 million for the repurchase of the Company’s common stock. These plans have no expiration date.

Item 6.	Exhibits

(a)	Exhibit Index

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: August 3, 2012
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

-26-