Form 10-Q/A
period 2012-06-29
EXPONENT INC
filed 2012-08-13
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

EXPLANATORY NOTE

On August 3, 2012, Exponent, Inc. (the “Registrant”) filed its Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2012 (the “Original Report”). This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of correcting the shell company disclosure on the cover page of the Original Report as the Registrant is not a shell company.

Except as described above, this Amendment No. 1 on Form 10-Q/A does not amend or update any information contained in the Original Report to reflect events occurring subsequent to the original filing dates or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: August 13, 2012
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

- 3 -