Form 10-Q
period 2012-09-28
EXPONENT INC
filed 2012-11-05
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

Yes ☐       No ☒

As of October 26, 2012, the latest practicable date, the registrant had 13,223,806 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

September 28, 2012 and December 30, 2011

(in thousands, except par value)

(unaudited)

	September 28,	December 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$87,653	$84,439
Short-term investments	22,086	25,260
Accounts receivable, net of allowance for doubtful accounts of $2,668 and $2,339 at September 28, 2012 and
December 30, 2011, respectively	88,355	73,065
Prepaid expenses and other assets	9,820	8,521
Deferred income taxes	7,504	7,293
Total current assets	215,418	198,578

Property, equipment and leasehold improvements, net	27,180	27,215
Goodwill	8,607	8,607
Deferred income taxes	17,099	14,692
Deferred compensation plan assets	24,437	18,911
Other assets	833	785
Total assets	$293,574	$268,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,225	$6,738
Accrued payroll and employee benefits	42,987	48,089
Deferred revenues	5,338	5,948
Total current liabilities	58,550	60,775

Other liabilities	1,025	700
Deferred compensation	24,320	18,756
Deferred rent	1,546	1,842
Total liabilities	85,441	82,073

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 16,427 shares issued at September 28, 2012 and December 30, 2011	16	16
Additional paid-in capital	121,482	108,071
Accumulated other comprehensive loss
Investment securities, available for sale	47	52
Foreign currency translation adjustments	(296)	(523)
	(249)	(471)
Retained earnings	198,751	179,432
Treasury stock, at cost; 3,240 and 3,127 shares held at September 28, 2012 and December 30, 2011, respectively	(111,867)	(100,333)
Total stockholders’ equity	208,133	186,715
Total liabilities and stockholders’ equity	$293,574	$268,788

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 28, 2012 and September 30, 2011

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Revenues:
Revenues before reimbursements	$66,725	$61,387	$201,513	$186,143
Reimbursements	6,573	4,564	18,194	18,387

Revenues	73,298	65,951	219,707	204,530

Operating expenses:
Compensation and related expenses	42,589	36,051	130,621	117,259
Other operating expenses	5,908	5,858	17,422	17,344
Reimbursable expenses	6,573	4,564	18,194	18,387
General and administrative expenses	3,500	2,954	9,565	9,273

Total operating expenses	58,570	49,427	175,802	162,263

Operating income	14,728	16,524	43,905	42,267

Other income (expense), net:
Interest income, net	80	79	245	141
Miscellaneous income (expense), net	1,522	(2,203)	3,161	(669)
Total other income (expense), net	1,602	(2,124)	3,406	(528)

Income before income taxes	16,330	14,400	47,311	41,739

Income taxes	6,105	5,656	18,558	16,775

Net income	$10,225	$8,744	$28,753	$24,964

Net income per share:
Basic	$0.75	$0.63	$2.08	$1.74
Diluted	$0.72	$0.60	$2.01	$1.67

Shares used in per share computations:
Basic	13,694	13,975	13,796	14,313
Diluted	14,196	14,554	14,317	14,904

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 28, 2012 and September 30, 2011

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Net income	$10,225	$8,744	$28,753	$24,964
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	306	(206)	227	87
Unrealized (loss) gain on investments, net of tax	(17)	23	(5)	50

Comprehensive income	$10,514	$8,561	$28,975	$25,101

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 28, 2012 and September 30, 2011

(in thousands)

(unaudited)

	Nine Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$28,753	$24,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,459	3,257
Amortization of premiums on short-term investments	428	199
Deferred rent	(296)	(392)
Provision for doubtful accounts	1,304	1,224
Stock-based compensation	9,932	8,208
Deferred income tax provision	(2,780)	(3,614)
Tax benefit for stock plans	(2,762)	(2,216)
Changes in operating assets and liabilities:
Accounts receivable	(16,594)	(1,761)
Prepaid expenses and other assets	(4,849)	(2,017)
Accounts payable and accrued liabilities	6,574	(1,220)
Accrued payroll and employee benefits	(925)	130
Deferred revenues	(610)	(1,347)
Net cash provided by operating activities	21,634	25,415

Cash flows from investing activities:
Capital expenditures	(3,425)	(2,638)
Purchase of short-term investments	(515)	(26,599)
Maturity of short-term investments	2,735	-
Sale of short-term investments	518	1,080
Net cash used in investing activities	(687)	(28,157)

Cash flows from financing activities:
Tax benefit for stock plans	2,762	2,216
Payroll taxes for restricted stock units	(3,531)	(3,473)
Repurchase of common stock	(19,437)	(38,551)
Exercise of share-based payment awards	2,071	1,148
Net cash used in financing activities	(18,135)	(38,660)

Effect of foreign currency exchange rates on cash and cash equivalents	402	98

Net increase (decrease) in cash and cash equivalents	3,214	(41,304)
Cash and cash equivalents at beginning of period	84,439	106,549
Cash and cash equivalents at end of period	$87,653	$65,245

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 28, 2012 and September 30, 2011

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 28, 2012 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011 which was filed with the U.S. Securities and Exchange Commission on February 27, 2012.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries, which are all wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 28, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$48,018	$48,018	$-	$-

Fixed income available for sale securities (2)	22,086	-	22,086	-

Fixed income trading securities held in deferred compensation plan (3)	9,652	9,652	-	-

Equity trading securities held in deferred compensation plan (3)	16,933	16,933	-	-

Total	$96,689	$74,603	$22,086	$-

Liabilities
Deferred compensation plan (4)	26,468	26,468	-	-

Total	$26,468	$26,468	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$44,448	$44,448	$-	$-

Fixed income available for sale securities (2)	25,260	-	25,260	-

Fixed income trading securities held in deferred compensation plan (3)	7,456	7,456	-	-

Equity trading securities held in deferred compensation plan (3)	12,626	12,626	-	-

Total	$89,790	$64,530	$25,260	$-

Liabilities
Deferred compensation plan (4)	19,927	19,927	-	-

Total	$19,927	$19,927	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of September 28, 2012 and December 30, 2011 represent primarily obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

As of September 28, 2012, the Company held state and municipal bonds with a fair value of $22,086,000 and an amortized cost of $22,008,000. The unrealized gain recorded in accumulated other comprehensive income was $78,000. There were no securities in a continuous unrealized loss position for more than twelve months. As of September 28, 2012, the fair value and amortized cost of available-for-sale securities with contractual maturities of less than one year were $20,548,000 and $20,476,000, respectively. As of September 28, 2012, the fair value and amortized cost of available-for-sale securities with contractual maturities of between one and two years were $1,538,000 and $1,532,000, respectively.

As of December 30, 2011, the Company held state and municipal bonds with a fair value of $25,260,000 and an amortized cost of $25,173,000.

At September 28, 2012 and December 30, 2011, the Company did not have any assets valued using significant unobservable inputs.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Shares used in basic per share computation	13,694	13,975	13,796	14,313
Effect of dilutive common stock options outstanding	150	201	158	203
Effect of dilutive restricted stock units outstanding	352	378	363	388

Shares used in diluted per share computation	14,196	14,554	14,317	14,904

There were no options excluded from the diluted per share calculations for the three and nine months ended September 28, 2012 and September 30, 2011.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,568,000 and $1,329,000 during the three months ended September 28, 2012 and September 30, 2011, respectively. For the nine months ended September 28, 2012 and September 30, 2011, the Company recorded stock-based compensation expense associated with accrued bonus awards of $4,701,000 and $4,043,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,018,000 and $805,000 during the three months ended September 28, 2012 and September 30, 2011, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $4,757,000 and $3,728,000 during the nine months ended September 28, 2012 and September 30, 2011, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. For options granted on or after January 1, 2012, all unvested stock option awards will continue to vest in the case of retirement at 59½ or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $162,000 and $140,000 during the three months ended September 28, 2012 and September 30, 2011, respectively, associated with stock option grants. The Company recorded stock-based compensation expense of $474,000 and $437,000 during the nine months ended September 28, 2012 and September 30, 2011, respectively, associated with stock option grants.

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

The Company repurchased 404,948 shares of its common stock for $19,437,000 during the nine months ended September 28, 2012.  The Company repurchased 971,615 shares of its common stock for $39,333,000 during the nine months ended September 30, 2011. As of September 28, 2012, the Company had $24,969,000 remaining as authorized to repurchase shares of common stock under its stock repurchase plans.

The Company reissued 292,316 shares of its treasury stock with a cost of $7,902,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the nine months ended September 28, 2012. The Company reissued 242,838 shares of its treasury stock with a cost of $6,199,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the nine months ended September 30, 2011.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of September 28, 2012 and December 30, 2011, the invested amounts under the plan totaled $26,585,000 and $20,082,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of September 28, 2012 and December 30, 2011, vested amounts due under the plan totaled $26,468,000 and $19,927,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months and nine months ended September 28, 2012, the Company recognized an increase to compensation expense of $1,094,000 and $2,027,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income (expense), net. During the three months and nine months ended September 30, 2011, the Company recognized a decrease to compensation expense of $2,511,000 and $1,656,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income (expense), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	September 28, 2012	September 30, 2011

Cash paid during period:

Income taxes	$16,026	$14,147

Non-cash investing and financing activities:

Unrealized (loss) gain on short-term investments	$(5)	$50

Vested stock unit awards issued to settle accrued bonuses	$5,343	$4,538

Stock repurchases payable to broker	$-	$782

Note 8: Accounts Receivable, Net

At September 28, 2012 and December 30, 2011, accounts receivable, net, was comprised of the following (in thousands):

	September 28,	December 30,
	2012	2011

Billed accounts receivable	$51,880	$50,338
Unbilled accounts receivable	39,143	25,066
Allowance for doubtful accounts	(2,668)	(2,339)
Total accounts receivable, net	$88,355	$73,065

Note 9: Inventory

At September 28, 2012, the Company had $2,639,000 of finished goods inventory included in prepaid expenses and other current assets on its unaudited condensed consolidated balance sheet. At December 30, 2011 the Company had $739,000 and $849,000 of finished goods and raw materials inventory, respectively, included in prepaid expenses and other current assets on its consolidated balance sheet.

Note 10: Segment Reporting

The Company has two operating segments based on two primary areas of service. The Engineering and other scientific operating segment is a broad service group providing technical consulting in different practices primarily in the areas of engineering and technology development. The Environmental and health operating segment provides services in the area of environmental, epidemiology and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment.

Segment information for the three and nine months ended September 28, 2012 and September 30, 2011 is as follows (in thousands):

Revenues
	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Engineering and other scientific	$53,071	$47,785	$158,784	$151,233
Environmental and health	20,227	18,166	60,923	53,297

Total revenues	$73,298	$65,951	$219,707	$204,530

Operating Income
	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Engineering and other scientific	$16,217	$14,708	$47,573	$45,212
Environmental and health	6,933	5,691	20,722	15,794

Total segment operating income	23,150	20,399	68,295	61,006

Corporate operating expense	(8,422)	(3,875)	(24,390)	(18,739)

Total operating income	$14,728	$16,524	$43,905	$42,267

Capital Expenditures
	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Engineering and other scientific	$1,103	$723	$2,039	$1,684
Environmental and health	174	86	348	287

Total segment capital expenditures	1,277	809	2,387	1,971

Corporate capital expenditures	206	162	1,038	667

Total capital expenditures	$1,483	$971	$3,425	$2,638

Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Engineering and other scientific	$677	$686	$2,061	$1,986
Environmental and health	72	64	209	168

Total segment depreciation and amortization	749	750	2,270	2,154

Corporate depreciation and amortization	384	375	1,189	1,103

Total depreciation and amortization	$1,133	$1,125	$3,459	$3,257

No single customer comprised more than 10% of the Company’s revenues during the three and nine months ended September 28, 2012. No single customer comprised more than 10% of the Company’s revenues during the three and nine months ended September 30, 2011. No single customer comprised more than 10% of the Company’s accounts receivable at September 28, 2012. Agencies of the U.S. federal government comprised 12% of the Company’s accounts receivable at December 30, 2011.

Note 11: Goodwill

Below is a breakdown of goodwill reported by segment as of September 28, 2012 (in thousands):

	Environmental	Engineering and
	and health	other scientific	Total

Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the nine months ended September 28, 2012. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the nine months ended September 28, 2012.

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

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2012 increased 11% and revenues before reimbursements increased 9% as compared to the same period last year. This growth was due to solid overall demand for our consulting services from a diverse set of clients for both reactive and proactive projects and elevated levels of activity on a few major assignments. We continued to work on a steady flow of reactive projects related to litigation, insurance claims and product recalls for a diverse set of clients, with significant projects in the chemical, energy and automotive sectors. We continued to see an increase in proactive projects related to design consulting, regulatory consulting, and engineering management consulting. We assisted consumer electronics and medical device clients in their design and manufacturing efforts. In defense technology development, we continued to work on several projects related to the detection of improvised explosive devices. Utilization in the quarter was strong due to broad-based demand for our services and the continuing benefit from a few large projects. We continue to expect these projects to decline from their level of activity over the next several quarters as they move through their project life cycle.

During the quarter, we assisted clients with several high-profile investigations that engaged consultants across many of our practices. The growth in consulting revenue and the increase in utilization combined with moderate growth in other operating and general and administrative expenses resulted in a 13% increase in income before taxes as compared to the same period last year. Net income increased to $10,225,000 during the third quarter of 2012 as compared to $8,744,000 during the same period last year. Diluted earnings per share increased to $0.72 per share as compared to $0.60 in the same period last year due to the increase in net income and our ongoing share repurchase program.

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

Overview of the Three Months Ended September 28, 2012

During the third quarter of 2012, billable hours increased 7% to 267,000 as compared to 250,000 during the same period last year. The increase in billable hours was due to strong demand for our consulting services across a broad set of practices and continued elevated levels of activity on several major assignments. Technical full-time equivalent employees increased 5% to 694 during the third quarter of 2012 as compared to 664 during the same period last year due to our recruiting and retention efforts. Our utilization was 74% during the third quarter of 2012 as compared to 72% during the same period last year. We continue to selectively hire key talent to expand our capabilities and have managed our headcount to align with anticipated demand.

Three Months Ended September 28, 2012 compared to Three Months Ended September 30, 2011

Revenues
	Three Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

Engineering and other scientific	$53,071	$47,785	11.1%
Percentage of total revenues	72.4%	72.5%
Environmental and health	20,227	18,166	11.3%
Percentage of total revenues	27.6%	27.5%

Total revenues	$73,298	$65,951	11.1%

The increase in revenues for our engineering and other scientific segment was due to an increase in billable hours, higher billing rates and an increase in reimbursable project-related costs. During the third quarter of 2012, billable hours for this segment increased 5% to 186,000 as compared to 177,000 during the same period last year. The increase in billable hours was due to strong demand for our services in our mechanics and materials, electrical, thermal, human factors, and engineering management consulting practices. Technical full-time equivalent employees increased 4% to 473 during the third quarter of 2012 as compared to 457 for the same period last year due to our continuing recruiting and retention efforts. Utilization increased to 76% for the third quarter of 2012 as compared to 74% for the same period last year due to new work in key areas and elevated levels of activity on a number of major assignments. Reimbursable project-related costs for consulting projects in defense technology development increased to $3,572,000 during the third quarter of 2012 as compared to $1,586,000 during the same period last year due to the timing of reimbursable expenses on these projects.

The increase in revenues for our environmental and health segment was due to an increase in billable hours. During the third quarter of 2012, billable hours for this segment increased by 11% to 81,000 as compared to 73,000 during the same period last year. The increase in billable hours was due to strong demand for our services in our environmental sciences, ecological sciences, chemical registration and food safety practices. Utilization increased to 71% for the third quarter of 2012 as compared to 68% for the same period last year due to new work in key areas and elevated levels of activity on a number of major assignments. Technical full-time equivalent employees increased by 7% to 221 during the third quarter of 2012 as compared to 207 for the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

Compensation and related expenses	$42,589	$36,051	18.1%
Percentage of total revenues	58.1%	54.7%

The increase in compensation and related expenses during the third quarter of 2012 was due to an increase in payroll, fringe benefits, stock-based compensation, bonus expense, and the change in value of assets associated with our deferred compensation plan. Payroll increased by $1,361,000 and fringe benefits increased by $111,000 due to the increase in technical full-time equivalent employees and the impact of our annual salary increase on March 31, 2012. Stock based compensation expense increased $222,000 due to an increase in the value of unvested restricted stock units granted during the first nine months of 2012 as compared to the value of unvested restricted stock units granted during the same period last year. Bonuses increased by $1,220,000 due to a corresponding increase in profitability. During the third quarter of 2012, deferred compensation expense increased $3,617,000 with a corresponding increase to other income (expense), net, as compared to the third quarter of 2011 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,094,000 during the third quarter of 2012 and a decrease in the value of the plan assets of $2,523,000 during the third quarter of 2011. We expect our compensation expense to increase as we selectively add new talent.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

Other operating expenses	$5,908	$5,858	0.9%
Percentage of total revenues	8.1%	8.9%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the third quarter of 2012 was primarily due to an increase in occupancy expense of $43,000. The increase in occupancy expense was due to planned maintenance activities for our owned facilities and costs associated with the increase in technical full-time equivalent employees during the third quarter of 2012.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

Reimbursable expenses	$6,573	$4,564	44.0%
Percentage of total revenues	9.0%	6.9%

The increase in reimbursable expenses was primarily due to an increase in project-related costs in our defense technology development practice within our engineering and other scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

General and administrative expenses	$3,500	$2,954	18.5%
Percentage of total revenues	4.8%	4.5%

The increase in general and administrative expenses was primarily due to $426,000 of expenses related to a firm-wide managers’ meeting that was held at the end of the third quarter of 2012. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income (Expense), Net
	Three Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

Other income (expense), net	$1,602	$(2,124)	175.4%
Percentage of total revenues	2.2%	(3.2)%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the third quarter of 2012, other income (expense), net increased $3,617,000 with a corresponding increase to deferred compensation expense as compared to third quarter of 2011 due to the change in value of assets associated with our deferred compensation plan. This year-over-year increase consisted of an increase in the value of the plan assets of $1,094,000 during the third quarter of 2012 and a decrease in the value of the plan assets of $2,523,000 during the third quarter of 2011.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

Income taxes	$6,105	$5,656	7.9%
Percentage of total revenues	8.3%	8.6%
Effective tax rate	37.4%	39.3%

The increase in income taxes was due to a corresponding increase in pre-tax income.  The decrease in the effective tax rate was primarily due to a change in estimate associated with the Company’s apportionment of income between the states.

Nine Months Ended September 28, 2012 compared to Nine Months Ended September 30, 2011

Revenues
	Nine Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

Engineering and other scientific	$158,784	$151,233	5.0%
Percentage of total revenues	72.3%	73.9%
Environmental and health	60,923	53,297	14.3%
Percentage of total revenues	27.7%	26.1%

Total revenues	$219,707	$204,530	7.4%

The increase in revenues for our engineering and other scientific segment was due to an increase in billable hours and higher billing rates, partially offset by the decrease in product sales in defense technology development. During the first nine months of 2012, billable hours for this segment increased 6% to 560,000 as compared to 527,000 during the same period last year. The increase in billable hours was due to strong demand for our services. Product sales in defense technology development decreased to $2,866,000 for the first nine months of 2012 as compared to $6,999,000 during the same period last year due to lower sales of surveillance systems to the United States Army. Technical full-time equivalent employees increased 4% to 472 during the first nine months of 2012 as compared to 456 for the same period last year due to our continuing recruiting and retention efforts. Utilization increased to 76% for the first nine months of 2012 as compared to 74% for the same period last year due to new work in key areas, elevated levels of activity on a number of major assignments, and our management of headcount to align resources with anticipated demand.

The increase in revenues for our environmental and health segment was also due to an increase in billable hours. During the first nine months of 2012, billable hours for this segment increased by 15% to 242,000 as compared to 211,000 during the same period last year. The increase in billable hours was due to strong demand for our services. Utilization increased to 72% for the first nine months of 2012 as compared to 68% for the same period last year due to new work in key areas, elevated levels of activity on a number of major assignments, and our management of headcount to align resources with anticipated demand. Technical full-time equivalent employees increased by 8% to 216 during the nine months of 2012 as compared to 200 for the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Nine Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

Compensation and related expenses	$130,621	$117,259	11.4%
Percentage of total revenues	59.5%	57.3%

The increase in compensation and related expenses during the first nine months of 2012 was due to an increase in payroll, fringe benefits, bonus expense, stock-based compensation expense and the change in value of assets associated with our deferred compensation plan. Payroll increased by $4,647,000 and fringe benefits increased by $649,000 due an increase in technical full-time equivalent employees and our annual salary increase on March 31, 2012. Bonuses increased by $3,374,000 due to a corresponding increase in profitability. Stock-based compensation expense increased $1,045,000 due to an increase in the value of unvested restricted stock units granted during the first nine months of 2012 as compared to the value of unvested restricted stock units granted during the same period last year. During the first nine months of 2012, deferred compensation expense increased $3,679,000 with a corresponding increase to other income (expense), net, as compared to the first nine months of 2011 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,027,000 during the first nine months of 2012 as compared to a decrease in the value of the plan assets of $1,652,000 during the first nine months of 2011. We expect our compensation expense to increase as we selectively add new talent.

Other Operating Expenses
	Nine Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

Other operating expenses	$17,422	$17,344	0.4%
Percentage of total revenues	7.9%	8.5%

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

Reimbursable Expenses
	Nine Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

Reimbursable expenses	$18,194	$18,387	(1.0)%
Percentage of total revenues	8.3%	9.0%

Reimbursable expenses remained relatively consistent with the same period last year. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Nine Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

General and administrative expenses	$9,565	$9,273	3.1%
Percentage of total revenues	4.4%	4.5%

The increase in general and administrative expenses during the first nine months of 2012 was primarily due to $426,000 of expenses related to a firm-wide managers’ meeting that was held at the end of the third quarter of 2012 and several individually insignificant increases in other general and administrative expenses, partially offset by a decrease in legal expense of $545,000. The decrease in legal expenses was due to a decrease in costs associated with legal claims during the first nine months of 2012 as compared to the same period last year. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income (Expense), Net
	Nine Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

Other income (expense), net	$3,406	$(528)	745.1%
Percentage of total revenues	1.6%	(0.3)%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the first nine month of 2012, other income (expense), net, increased $3,679,000 with a corresponding increase to deferred compensation expense as compared to the first nine months of 2011 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,027,000 during the first nine months of 2012 as compared to a decrease in the value of the plan assets of $1,652,000 during the first nine months of 2011.

Income Taxes
	Nine Months Ended
(in thousands, except percentages)	September 28, 2012	September 30, 2011	Percent Change

Income taxes	$18,558	$16,775	10.6%
Percentage of total revenues	8.4%	8.2%
Effective tax rate	39.2%	40.2%

The increase in income taxes was due to a corresponding increase in pre-tax income.  The decrease in the effective tax rate was primarily due to a change in estimate associated with the Company’s apportionment of income between the states.

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2012 and December 30, 2011, our cash, cash equivalents and short-term investments were $109.7 million. The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 28, 2012	September 30, 2011

Net cash provided by operating activities	$21,634	$25,415
Net cash used in investing activities	(687)	(28,157)
Net cash used in financing activities	(18,135)	(38,660)

The decrease in net cash provided by operating activities during the first nine months of 2012 as compared to the same period last year was due to a larger increase in accounts receivable, partially offset by an increase in net income and an increase in accounts payable and accrued liabilities. Accounts receivable increased $16,594,000 during the first nine months of 2012, as compared to an increase of $1,761,000 during the same period last year. The larger increase in accounts receivable during the first nine months of 2012 was due to an increase in revenue and an increase in unbilled revenue due to certain contracts in our defense technology development practice that were structured to bill near the completion of the project and as a result were outstanding at the end of the quarter. Accounts payable and accrued liabilities increased $6,574,000 during the first nine months of 2012 as compared to a decrease of $1,220,000 during the first nine months of 2011. The larger increase in accounts payable and accrued liabilities during the first nine months of 2012 was due to the timing of payments to vendors and project-related costs in our defense technology development practice.

The decrease in net cash used in investing activities was due to a decrease in purchases of short-term investments of $26,084,000.

The decrease in net cash used in financing activities was due to a decrease in repurchases of our common stock under our stock repurchase program of $19,114,000.

For the remainder of 2012, we expect to continue our investing activities including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase program or strategically acquire professional services firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of September 28, 2012 (in thousands):

	Operating
Fiscal	lease	Capital	Purchase
year	commitments	leases	obligations	Total
2012 (remaining portion)	$1,898	$13	$3,078	$4,989
2013	7,303	49	-	7,352
2014	6,179	48	-	6,227
2015	4,719	-	-	4,719
2016	3,290	-	-	3,290
Thereafter	6,210	-	-	6,210
	$29,599	$110	$3,078	$32,787

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $24,320,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at September 28, 2012. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of September 28, 2012 invested amounts under the plan of $24,437,000 were recorded as a long-term asset on our condensed consolidated balance sheet.

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

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-Generally Accepted Accounting Principles ("Non-GAAP") Financial Measures, and other SEC rules and regulations define and prescribe the conditions for use of Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We closely monitor two financial measures, EBITDA and EBITDAS, which meet the definition of Non-GAAP financial measures. We define EBITDA as net income before income taxes, net interest income, depreciation and amortization. We define EBITDAS as EBITDA before stock-based compensation. The Company regards EBITDA and EBITDAS as useful measures of operating performance to complement operating income, net income and other GAAP financial performance measures. Additionally, management believes that EBITDA and EBITDAS provide meaningful comparisons of past, present and future operating results. These measures are used to evaluate our financial results, develop budgets and determine employee compensation. These measures, however, should be considered in addition to, and not as a substitute or superior to, operating income, cash flows, or other measures of financial performance prepared in accordance with GAAP. A reconciliation of the Non-GAAP measures to the nearest comparable GAAP measure is set forth below.

The following table shows EBITDA as a percentage of revenues before reimbursements for the three and nine months ended September 28, 2012 and September 30, 2011 (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Revenues before reimbursements	$66,725	$61,387	$201,513	$186,143

EBITDA	$17,383	$15,446	$50,525	$44,855

EBITDA as a % of revenues before reimbursements	26.1%	25.2%	25.1%	24.1%

The increase in EBITDA as a percentage of revenues before reimbursements was primarily due to an increase in utilization combined with moderate growth in other operating and general administrative expenses. Utilization in the quarter was strong due to broad based demand for our services and the continuing benefit from a few large projects.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended September 28, 2012 and September 30, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Net income	$10,225	$8,744	$28,753	$24,964

Add back (subtract):

Income taxes	6,105	5,656	18,558	16,775
Interest income, net	(80)	(79)	(245)	(141)
Depreciation and amortization	1,133	1,125	3,459	3,257

EBITDA	17,383	15,446	50,525	44,855

Stock-based compensation	2,748	2,274	9,932	8,208

EBITDAS	$20,131	$17,720	$60,457	$53,063

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended September 28, 2012 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

June 30 to July 27	-	$-	-	$25,951
July 28 to August 24	-	-	-	$25,951
August 25 to September 28	19	51.94	19	$24,969
Total	19	$51.94	19	$24,969

(1)	On May 25, 2011, the Board of Directors authorized $35.0 million for the repurchase of the Company’s common stock. On February 9, 2012, the Board of Directors authorized an additional $35.0 million for the repurchase of the Company’s common stock. These plans have no expiration date.

Item 6.	Exhibits

(a)	Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: November 2, 2012
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

-26-