Form 10-K
period 2012-12-28
EXPONENT INC
filed 2013-02-28
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

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

Yes☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the closing sales price of the Common Stock as reported on the NASDAQ National Market on June 29, 2012, the last business day of the registrant’s most recently completed second quarter, was $585,921,945. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 29, 2012 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer’s Common Stock outstanding as of February 15, 2013 was 13,130,717.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders to be held on May 30, 2013, are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 28, 2012

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

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a time and material basis, charging hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $150 to $600 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Exponent provides high quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate 23 practices and centers in two operating segments, Engineering and other scientific and Environmental and health:

ENGINEERING AND OTHER SCIENTIFIC

•	Biomechanics

•	Biomedical Engineering

•	Buildings & Structures

•	Civil Engineering

•	Construction Consulting

•	Defense Technology Development

•	Electrical Engineering & Computer Science

•	Engineering Management Consulting

•	Human Factors
•	Industrial Structures

•	Materials & Corrosion Engineering

•	Mechanical Engineering

•	Polymer Science & Materials Chemistry

•	Statistical & Data Sciences

•	Thermal Sciences

•	Vehicle Analysis

ENVIRONMENTAL AND HEALTH

•	Chemical Regulation & Food Safety
•	Ecological & Biological Sciences
•	Environmental & Earth Sciences

•	Epidemiology, Biostatistics & Computational Biology
•	Exposure Assessment & Dose Reconstruction
•	Occupational Medicine & Environmental Health
•	Toxicology & Mechanistic Biology

ENGINEERING AND OTHER SCIENTIFIC

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

Buildings & Structures

The basic function of a building is to provide structurally sound, durable and environmentally controlled space to house and protect occupants and contents. If this basic function is not achieved, it is because one or more aspect(s) of the building design or construction failed to perform its intended function. Our architects, engineers, and scientists have been investigating such failures for decades, and we use this experience to solve problems with building systems and components, including finding the best repair options and mitigating the risk of future failures.

During the past year, we have evaluated numerous problems with residential, commercial and industrial structures for insurers, attorneys and owners. Our evaluations often included property inspections, testing, engineering analysis and the development of repair recommendations. In addition, we have worked with owners to assess and mitigate the risk of failure associated with hazards such as hurricanes, earthquakes, tsunamis and aging infrastructure. We have assessed these risks to high-rise buildings, industrial facilities, pipelines and nuclear power plant structures. Finally, we continue to pursue activities to address green/sustainable building issues from both construction as well as human health perspectives.

Civil Engineering

Our Civil Engineering Practice provides broad expertise that includes geotechnical engineering, geological engineering, engineering geology, and geology to address a host of geo-failures, including landslides, foundation and retaining wall failures, dam and levee failures and earthwork construction claims. We also provide peer review services for complicated structures including for large international projects. Our Water Resources staff specializes in the application of proven hydrologic, hydraulic, hydrodynamic, and sediment transport research and science to provide scientifically sound and cost-effective solutions to our clients.

Over the past year, our consultants have been engaged in a number of investigations related to landslides, retaining wall and foundation failures, large construction claims, flooding and sediment transport, and peer review of large retaining wall designs. This practice has had a diverse portfolio of projects and clients that represent a broad spectrum of industries.

Construction Consulting

Our Construction Consulting Practice provides project advisory, risk analysis, strategic planning, dispute resolution, and financial damages services. During the past year, we expanded the practice by leveraging key client relationships in several construction sectors including energy and oil and gas. Our multi-disciplinary staff, which includes engineers, architects, construction managers, schedulers, accountants, and technical specialists, provides these services to both the public and private sectors for clients who represent a diverse mix of companies and agencies and are involved in a wide range of projects – from complex construction and capital projects to Department of Defense aerospace and defense procurements.

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

Defense Technology Development

Drawing on our multidisciplinary science, engineering, testing, failure analysis, and failure prevention expertise, our Defense Technology Development Practice specializes in harnessing advanced technologies and practices from the commercial world to deliver innovation to our defense clients.  We identify and leverage the best in commercial off-the-shelf technologies combined with custom development to deliver solutions ranging from fully integrated systems to mission support modules.  Our focus is on cost effectiveness, ease of use, reliability, high quality and speed of engineering design and execution.  Our engineers and scientists continue to work in Afghanistan war zone laboratories embedded with U.S. and NATO military personnel to ensure we understand their problems and can rapidly deliver solutions to high priority military technology capability gaps.

During the past year we continued to refine our subsurface threat detection system to provide a real-time Improvised Explosive Device (IED) and mine detection capability for a range of ground vehicles.  Internationally, additional IED detection system deliveries were made to the U.K. Ministry of Defence for their operationally deployed route clearance capability.  With the U.S. military, we completed a major development program to deliver next-generation Ground Penetrating Radar (GPR) capability and performance. Our sales in the area of ISR (Intelligence, Surveillance and Reconnaissance) have continued with both the Rapid Deployment Integrated Surveillance Systems and the Mid-Range Thermal Imager System for soldiers in Afghanistan. We have increased our deployed engineer presence by operating the U.S. Army Rapid Equipping Force mobile expeditionary laboratories – or Ex-Labs. Also over the past year, we have expanded our mission support and technology evaluation services in the areas of personnel identification, radio-frequency identification, physical and logical access control, biometrics, smart credentials, and data analytics for cyber security.

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

Our computer science expertise encompasses a breadth of areas including information and numerical sciences, algorithms and data structures, computer graphics, computer architecture, networking and communications, as well as security and cryptography. Our team of electrical engineers performs a wide array of investigations ranging from electric power systems to semiconductor devices. We operate laboratories for testing both software and light electronic equipment.

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

We provide unique and advanced services in performing risk and reliability assessments. Our scientists and engineers assist our clients in minimizing losses in their business or operations. Accidents, unanticipated events, and system failures are the primary causes of deferred or lost production interruptions and may lead to loss of life, injury, property damage, and undesired releases. Our multi-disciplinary staff has performed diverse technical, business-interruption, and compliance-related risk and reliability assessments for chemical, petrochemical, petroleum, and manufacturing clients worldwide.

Human Factors

Our Human Factors staff evaluates human performance and safety in product and system use. Our consultants study how the limitations and capabilities of people, including memory, perception, reaction time, judgment, physical size and dexterity, affect the way they use a product, interact with an organization or environment, process information or  participate in an activity.

We address the reliability of human memory and retrospective reporting in the gathering of fact-based evidence.  We review warnings and labeling issues related to consumer products, pharmaceuticals, motor vehicles, medical devices and industrial products.  In addition, we assist manufacturers with compliance of regulatory guidelines related to products and worked with them regarding analysis of adverse event reports and consumer complaints in publicly available databases overseen by the Consumer Product Safety Commission and the Food and Drug Administration.

During the past year our consultants published results of a study which reviewed the effects of low illumination on drivers and their ability to gauge the relative speed of, and distance to, visible objects. This paper, based on years of research in automotive human factors determined the difference between when a hazard can be detected and when the hazard must be detected to avoid collision. The magnitude of the difference can play a critical role in determining whether a collision may have been avoided in specific situations of low illuminance driving.

Industrial Structures

Our Industrial Structures Practice, based in Düsseldorf and Berlin, Germany, specializes in design and assessment of industrial structures subject to extreme conditions. Our Düsseldorf office has provided design reviews and assessments on more than 1,000 structures around the world, and our staff has participated in the creation of several engineering standards.

Our Industrial Structures Practice provides planning, assessment, rehabilitation and dismantling analysis of bearing structures in four particular areas: antenna masts, power plants, buildings and special structures like refractories or tanks. One service we provide in over 900 locations throughout the year is quality assurance of antenna masts for a variety of facilities including telecommunications, wind energy and industrial chimneys. Our consultants provide inspection services related to new construction and assess design deficiencies related to new and existing facilities, as well as assist our clients with on-time, quality construction on their projects.

With the use of our self-developed computer software for non-linear material behavior, close-to-reality assessment of a wide variety of structures such as cracked reinforced concrete structures, multi-layer refractories or masonry towers is provided. Beyond industrial structures, more and more commercial property projects are becoming part of this practice.

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

Mechanical Engineering

We provide clients with a thorough comprehension of current or alternative designs to determine potential vulnerabilities before failures occur, develop appropriate risk mitigation methods, and provide post failure investigations. Our consultants review the safety and reliability of processes and products for a variety of industries, including transportation, heavy industry, energy, and consumer products. Our staff develop and utilize detailed, validated computational models to evaluate equipment, consumer products and medical devices to solve a variety of technical challenges associated with their design and optimization. Our scientists and engineers also provide services in the area of intellectual property and are often asked to interpret the language of a patent from a scientific and engineering perspective and provide valuable insight regarding the proper technical interpretation of patent claims. During the past year our mechanical engineers worked on a wide variety of projects ranging from high profile consumer product recall investigations to pipeline integrity evaluations and worker safety issues. A recent area of study for the practice is an interdisciplinary evaluation of the effect of hydraulic fracturing operations on equipment as well as the environment and health of workers and people in the surrounding area.

Polymer Science & Materials Chemistry

Our polymer science and materials chemistry staff consults with industrial, government, and insurance clients, as well as their outside counsels, regarding polymers and textiles used in diverse applications and chemical aspects of batteries, drug delivery systems, and other products that depend on highly controlled manufacturing environments.  We assist clients in understanding the short- and long-term performance of plastic, rubber, adhesive, coating, composite and power systems when challenged by physical, chemical, thermal and other operational stresses.

Our consultants participate in product development programs, perform failure analyses and provide support to clients involved in regulatory and legal proceedings. During the past year, significant program activities addressed combination drug devices, consumer electronics, medical devices, numerous battery-related applications, materials science aspects of health risk, industrial and high-performance textiles, coatings, plastics performance, sustainability, and polymer-related intellectual property, including trade secrets.

Statistical & Data Sciences

Our Statistical & Data Sciences staff comprises our company’s core capabilities in statistical methodology and offers its expertise to serve clients at any and all stages of the empirical research process including product development, manufacturing, and regulatory stages. The practice specializes in determining whether a particular activity or product poses an unreasonable risk.  Risk estimation involves establishing a reference period and then collecting information about the number of injuries (or other adverse events) suffered and the amount of exposure during this period.  Through analysis and synthesis of client-supplied data, combined with information from public sources, we help clients measure their own risk in the context of similar risks and determine appropriate courses of action.  During the past year, we worked on a variety of engineering, health, and environmental projects for government, industry, and legal clients.  Our statisticians and data scientists performed assessments of manufacturing quality systems, investigated data mining methods to improve classification tools, examined the field reliability of electronic networks and computer equipment, and analyzed the extent of environmental pollution and its effects on natural resources and human health.

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

During the past year, a multi-disciplinary team of thermal science, mechanical engineering and materials and polymer scientists reviewed the impact of the use of lithium-ion batteries in a variety of consumer products. We also have expanded our work in the Liquefied Natural Gas (LNG) area assessing the potential impact of the risks posed by a LNG or flammable refrigerant release at a LNG facility to populations. We also perform hazard and risk analyses to identify and mitigate the likelihood and consequences of these potential releases.

Vehicle Analysis

We have performed thousands of investigations for the automotive, trucking, recreational vehicle, marine, aerospace, and rail industries.  Internal research programs and client projects have resulted in technological contributions that have assisted manufacturers in the understanding of product performance and provided insight to government agencies in establishing policy and regulations. Information gained from these analyses has also assisted clients in assessing preventive measures related to the design of their products, as well as evaluating failures.

Our Test and Engineering Center located in Phoenix, Arizona, is the setting for our most complex tests, along with rigorous analysis of results. We have gained a worldwide reputation for our ability to mobilize resources expeditiously and efficiently, integrate a broad array of technical disciplines, and provide valuable insight that is objective and withstands rigorous scrutiny. Many of our projects involve addressing the cause of accidents and our clients rely on us to determine what happened in an accident and why it happened. In many cases, they also want us to assess what could have been done to reduce the severity of the accident or to mitigate occupant injuries to those involved. Whether the objective is design analysis, component testing, or accident reconstruction, our knowledge of vehicle systems and engineering principles coupled with our experience from conducting full-scale tests add insight and proficiency to every project.

ENVIRONMENTAL AND HEALTH

Chemical Regulation & Food Safety

Our Center for Chemical Regulation and Food Safety includes experienced staff of both technical and regulatory specialists who are experienced in dealing with foods, and with pesticide and non-pesticide products including conventional chemicals, biochemicals, antimicrobials/biocides, products of biotechnology, cosmetics and industrial chemicals. We provide practical, creative, scientific and regulatory support to meet global business objectives at every stage of the product cycle, from research and development to retail and beyond.

During the past year our chemical regulation & food safety staff have conducted a wide array of work. The European and U.S. sides of the Center were jointly involved with the submission of a new pesticide active ingredient and end-use product under Global Joint Review. The European side of our business was involved with many projects related to plant protection product regulatory submissions, from new active substances to product-specific dossiers for individual member states. In addition, we provided many specialist assessments relating to human and environmental exposure and product efficacy. The REACH (Registration, Evaluation, Authorisation and Restriction of Chemical substances) team is working extensively on submissions for the May 2013 submission deadline. We continue to support safety assessments for food and cosmetics products. In the U.S. we continued to provide services related to pesticide active ingredient and end-use product development and registrations in the U.S. and Canada, registration review, import tolerances in the U.S. and Canada, due diligence, and data compensation, as well as the approval of new pesticide inert ingredients and new non-pesticide chemical approvals. Our food safety consultants assisted clients with food additives, food contact notifications, and nutrition-related analyses, as well as product safety proactive and reactive support services, recall and litigation support.

Ecological & Biological Sciences

Our ecological and biological scientists provide strategic support on issues related to natural resources damages associated with chemicals and forest fires,  international environmental disputes, ecosystem service assessments for businesses, climate change, ecological risk assessment, novel remediation methods, restoration of wetlands and other natural resources, large development projects, resource utilization (mineral mining, oil and gas, wood pulp),  and the use of chemicals and other products in commerce. The practice specializes in assessing the fate and effects of chemical, biological, and physical stressors on aquatic and terrestrial ecosystems. The practice is comprised of nationally recognized experts that cover disciplines related to the ecological implications and risks associated with these projects. The practice recently expanded to include services related to sustainability.

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

Our staff characterize potential exposures to evaluate health risks posed by chemical or physical agents. We are skilled in estimating multiple routes of exposure from consumer products, indoor air releases, and environmental releases of chemicals. We apply these skills in support of evaluations of a variety of potential sources of exposure including consumer products, indoor air releases, ambient air releases, and contaminated soil and water. We apply these evaluations to help companies evaluate product safety questions and evaluate compliance with the growing number of product safety regulations.

Our atmospheric scientists provide air quality and meteorological modeling, permitting, and licensing support services.  Scientists in our Center investigate potential and accidental releases of chemicals to the atmosphere, simulate transport and fate of chemical substances, and develop measures of prevention and control, such as emergency preparedness and response. We also apply our skills to helping clients evaluate health risks associated with contaminated soil and groundwater.

Occupational Medicine & Environmental Health

This Center is composed of industrial hygienists, safety professionals, physicians, and other scientists, with specialized training in the anticipation, recognition, evaluation, risk assessment and control of human health hazards in occupational and other environmental settings.

Our staff assists and responds to clients facing health-related exposure issues or allegations of past exposures. Exposures may involve workers or the public, take place at industrial or office environments, at single family residences or multi-tenant buildings, involve consumer products or manufacturing processes. We help to investigate a broad variety of health concerns such as evaluating claims of illnesses from exposures to chemicals, dusts, molds and micro-organisms. We can assist in developing strategies to aid in controlling such exposures, when needed.  In addition, our staff has extensive experience in addressing health issues related to medical devices, consumer products and sanitation. We have also been called to assist companies with their preventive health and safety program needs in the workplace and we can provide external verification of health services performance.

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

During the past year we continued to provide toxicology and clinical toxicology support in nearly all phases of pharmaceutical and combination drug development from preclinical studies to post-marketing safety assessments. We reviewed existing data and developed new studies on potential endocrine toxicity of chemical substances. We continue to be very active in developing and reviewing data for the U.S. Environmental Protection Agency Endocrine Disruptor Screening Program. We are also extremely active in the research related to the identification, assessment, and prioritization of risks (the probability of adverse effects) associated with engineered nanomaterial development and manufacturing processes.

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

In each of our practices and centers, we believe that the principal competitive factors are: technical capability and breadth of services, ability to deliver services on a timely basis, professional reputation and knowledge of the litigation and regulatory processes. Although we believe that we generally compete favorably in each of these areas, some of our competitors may be able to provide services acceptable to our clients at lower prices.

We believe that the barriers to entry are low and that for many of our technical disciplines, competition is increasing. In response to competitive forces in the marketplace, we continue to look for new markets for our various technical disciplines.

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

EMPLOYEES

As of December 28, 2012, we employed 960 full-time and part-time employees, including 713 engineering and scientific staff, 80 technical support staff and 167 administrative and support staff. Our staff includes 635 employees with advanced degrees, of which 415 employees have achieved the level of Ph.D., Sc.D. or M.D.

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

EXECUTIVE OFFICERS

The executive officers of Exponent and their ages as of February 27, 2013 are as follows:

Name	Age	Position

Paul R. Johnston, Ph.D.	59	President, Chief Executive Officer and Director

Elizabeth L. Anderson, Ph.D.	72	Group Vice President

Paul D. Boehm, Ph.D.	64	Group Vice President

Robert D. Caligiuri, Ph.D.	61	Group Vice President

Catherine Ford Corrigan, Ph.D.	44	Group Vice President

Subbaiah V. Malladi, Ph.D.	66	Chief Technical Officer

John E. Moalli, Sc.D.	48	Group Vice President

John D. Osteraas, Ph.D.	58	Group Vice President

Richard L. Schlenker, Jr.	47	Executive Vice President, Chief Financial Officer and Corporate Secretary

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

Catherine Ford Corrigan, Ph.D., joined the Company in 1996. She was promoted to Principal in the Biomechanics practice in 2002, and was appointed Group Vice President in May 2012. Dr. Corrigan earned her Ph.D. in Medical Engineering and Medical Physics from the Massachusetts Institute of Technology in 1996. Prior to joining Exponent, Dr. Corrigan was a researcher in the Orthopaedic Biomechanics Laboratory at Beth Israel Hospital and Harvard Medical School.

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

John D. Osteraas, Ph.D., worked for the Company from 1982 to 1985 as a Senior Engineer. He rejoined the Company in 1990 as a Managing Engineer. He was promoted to Principal Engineer in 1992 and Group Vice President in 2006. Dr. Osteraas received his Ph.D. (1990) in Civil Engineering, M.S. (1977) in Civil Engineering: Structural Engineering from Stanford University and B.S. (1976) in Civil and Environmental Engineering from the University of Wisconsin. Dr. Osteraas is a Registered Professional Engineer in 16 states and is a Fellow of the American Society of Civil Engineers.

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

Our cash equivalent and short-term investment portfolio as of December 28, 2012, consisted primarily of obligations of state and local government agencies and the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of December 28, 2012, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Many factors could cause the market price of our common stock to rise and fall. These include the risk factors listed above and below, changes in estimates of our performance or recommendations by securities analysts, future sales of shares of common stock in the public market, market conditions in the industry and economy as a whole, acquisitions or strategic alliances involving us or our competitors, restatement of financial results and changes in accounting principles or methods. In addition, the stock market often experiences significant price fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, shareholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

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

Our long-lived assets, including our office and laboratory space in Menlo Park, California and our test and engineering center in Phoenix, Arizona, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment of our long-lived assets. In addition, we have operating lease commitments for office, warehouse and laboratory space of $26,256,000 as of December 28, 2012. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges.

Our international operations create special risks that could adversely affect our business.

In addition to our offices in the United States, we have physical offices in the United Kingdom, Germany, Switzerland and China and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilizations, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the Foreign Corrupt Practices Act; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings, and potentially adverse tax consequences.

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

A decline in the U.S. Government defense budget, changes in budgetary priorities or timing of contract awards may adversely affect our business.

Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the Department of Defense (DoD), as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of the rapid growth of the federal budget deficit, increasing political pressure and legislation, including the Budget Control Act of 2011, designed to reduce overall levels of government spending, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors. The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a significant portion of which comes from DoD baseline spending reductions. In addition, unless the Budget Control Act is amended, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over 10 years will be triggered beginning in the U.S. Government fiscal year ending September 30, 2013. These spending cuts are expected to further reduce DoD, as well as other federal agency spending. The U.S. Government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall U.S. Government spending or delay contract or task order awards for defense-related programs. In addition, changes to the DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. Government spending, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards could adversely affect our business.

Governments may terminate, cancel, modify or curtail our contracts at any time prior to their completion.

Under our government contracts, the client generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decision by the client not to exercise contract options or to terminate, cancel, modify or curtail our programs or contracts would adversely affect our revenues, revenue growth and profitability.

We could incur significant liabilities and suffer negative publicity if people or properties are harmed by the products and systems we sell or the services we offer.

We design, develop, manufacture, sell, service and maintain various products and systems. In some instances, we also train operators of such products and systems. Many of these products and systems utilize software algorithms that are probabilistic in nature and subject to significant technical limitations. There are many factors, some of which are beyond our control, which could result in the failure of our products or systems. The failure of our products or systems could lead to injury, death, extensive property damage and may lead to product liability, professional liability, or other claims against us. Further, if our products or systems fail, or are perceived to have failed, the negative publicity from such incident could have a material adverse effect on our business.

Changes in, or interpretations of, accounting principles could have a significant impact on our financial position and results of operations.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions.

For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting.

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

In addition, we lease office, warehouse and laboratory space in 18 other locations in 13 states and the District of Columbia, as well as in Germany, China, Switzerland and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2012 for all leased properties was $5,481,000.

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

Stock prices by quarter	High	Low

Fiscal Year Ended December 30, 2011:
First Quarter	$45.53	$35.06
Second Quarter	$45.53	$39.86
Third Quarter	$47.93	$35.56
Fourth Quarter	$51.17	$38.13

Fiscal Year Ended December 28, 2012:
First Quarter	$53.31	$45.09
Second Quarter	$52.84	$45.56
Third Quarter	$57.16	$49.04
Fourth Quarter	$58.92	$47.50

As of February 15, 2013, there were 285 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We have never paid cash dividends on our common stock. During the first quarter of 2013, we declared a dividend of $0.15 per share and expect to pay quarterly dividends in the future, subject to a declaration by our Board of Directors. See Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended December 28, 2012 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program

September 29 to October 26	-	$-	-	$24,969
October 27 to November 23	-	-	-	$24,969
November 24 to December 28	75	$52.65	75	$21,011
Total	75	$52.65	75

On February 9, 2012, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. As of December 28, 2012, the Company had remaining authorization under its stock repurchase plan of $21,011,000 to repurchase shares of common stock. On February 15, 2013, the Board of Directors authorized a further $35,000,000 for the repurchase of the Company’s common stock.

COMPANY STOCK PRICE PERFORMANCE GRAPH

The graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2007 through 2012 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2007. Note that the historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
(In thousands, except per share data)	2012	2011	2010	2009	2008

Consolidated Statements of Income Data:

Revenues before reimbursements	$266,562	$246,667	$221,860	$205,714	$206,194
Revenues	$292,653	$272,446	$248,753	$227,882	$228,838
Operating income	$57,620	$53,460	$43,241	$33,262	$36,722
Net income	$37,225	$32,695	$27,521	$22,127	$23,160

Net income per share:
Basic	$2.70	$2.31	$1.92	$1.56	$1.57
Diluted	$2.60	$2.22	$1.83	$1.47	$1.47

Consolidated Balance Sheet Data:

Cash and cash equivalents	$113,268	$84,439	$106,549	$67,895	$32,598
Short-term investments	$20,881	$25,260	$-	$7,490	$24,772
Working capital	$163,673	$137,803	$136,860	$103,253	$82,073
Total assets	$315,417	$268,788	$258,892	$206,481	$183,090
Long-term liabilities	$27,217	$21,298	$17,358	$11,333	$6,761
Total stockholders’ equity	$216,429	$186,715	$183,800	$150,071	$128,094

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

Substantially all of our engagements are service contracts performed under time and material or fixed-price billing arrangements. For time and material and fixed-price service projects, revenue is generally recognized as the services are performed. For substantially all of our fixed-price service engagements, we recognize revenue based on the relationship of incurred labor hours at standard rates to our estimate of the total labor hours at standard rates we expect to incur over the term of the contract. Our estimate of total labor hours we expect to incur over the term of the contract is based on the nature of the project and our past experience on similar projects. We believe this methodology achieves a reliable measure of the revenue from the consulting services we provide to our customers under fixed-price contracts.

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

All contracts are subject to review by management, which requires a positive assessment of the collectability of contract amounts. If, during the course of the contract, we determine that collection of revenue is not reasonably assured, we do not recognize the revenue until its collection becomes reasonably assured, which in those situations would generally be upon receipt of cash. We assess collectability based on a number of factors, including past transaction history with the client, as well as the credit-worthiness of the client. Losses on fixed-price contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed price of the contract.

Estimating the allowance for doubtful accounts. We must make estimates of our ability to collect accounts receivable and our unbilled but recognized work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for doubtful accounts based upon historical bad debts, customer concentration, customer credit-worthiness, current economic conditions, and aging of amounts due. As of December 28, 2012, our accounts receivable balance was $85,361,000, net of an allowance for doubtful accounts of $2,666,000.

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES			PERIOD TO
	FOR FISCAL YEARS			PERIOD CHANGE
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Revenues	100.0%	100.0%	100.0%	7.4%	9.5%

Operating expenses:
Compensation and related expenses	58.7	57.6	58.2	9.5	8.3
Other operating expenses	8.1	8.5	8.6	1.4	8.5
Reimbursable expenses	8.9	9.5	10.8	1.2	(4.1)
General and administrative expenses	4.6	4.8	5.0	3.4	6.1
	80.3	80.4	82.6	7.3	6.6
Operating income	19.7	19.6	17.4	7.8	23.6

Other income, net	1.4	0.5	1.4	203.8	(60.8)

Income before income taxes	21.1	20.1	18.8	12.6	17.4

Provision for income taxes	8.4	8.1	7.7	10.8	15.3

Net income	12.7%	12.0%	11.1%	13.9%	18.8%

EXECUTIVE SUMMARY

Revenues for fiscal 2012 increased 7% and revenues before reimbursements increased 8% as compared to the prior year. This growth was due to solid overall demand for our consulting services from a diverse set of clients for both reactive and proactive projects and elevated levels of activity on a few major assignments. We continued to work on a steady flow of reactive projects related to litigation, insurance claims and product recalls for a diverse set of clients, with significant projects in the chemical, energy and automotive sectors. We continued to see an increase in proactive projects related to design consulting, regulatory consulting, and engineering management consulting. We assisted consumer electronics and medical device clients in their design and manufacturing efforts. In defense technology development, we continued to work on several projects related to the detection of improvised explosive devices. As a result, utilization increased to 73% as compared to 71% during prior year.

We made progress during fiscal 2012 in several of our strategic growth areas. In energy consulting, we continued to work on projects for several utilities and oil and gas clients to assist them with understanding why certain pipeline failures have occurred as well as the evaluation of their pipeline risk management programs. In design consulting, we continued our work in battery consulting for a broad set of industries including consumer electronics, medical devices, automotive, aerospace, and battery suppliers. In our environmental and health groups, we performed evaluations of the human health exposure from processes and products and environmental risk assessments for historical, existing and future operations.

During fiscal 2012, we assisted clients with several high-profile investigations that engaged consultants across many of our practices. The growth in consulting revenues and the increase in utilization combined with moderate growth in other operating and general and administrative expenses resulted in a 14% increase in net income to $37,225,000 during fiscal 2012 as compared to $32,695,000 during the prior year. Diluted earnings per share increased to $2.60 per share as compared to $2.22 during the prior year due to the increase in net income and our ongoing share repurchase program. We were able to improve profitability and margins by effectively managing headcount over the past year to align our resources with demand and benefited from some major investigations which resulted in improved utilization and increased leverage of our cost structure.

We remain focused on selectively adding top talent and developing the skills necessary to expand upon our market position, providing clients with in-depth scientific research and analysis to determine what happened and how to prevent failures or exposures in the future, capitalizing on emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases to enhance shareholder value. We expect some of our major assignments to step down from their elevated levels of activity as they move through their project life cycle. We also expect a step down in the level of activity in our defense technology development practice due to the constraints on defense spending and reduction of forces in Afghanistan by the United States federal government.

OVERVIEW OF THE YEAR ENDED DECEMBER 28, 2012

Our revenues consist of professional fees earned on consulting engagements, product sales in our defense technology development practice, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal years ended December 28, 2012, December 30, 2011 and January 1, 2010 included 52 weeks of activity.

During fiscal 2012, revenues increased 7% as compared to fiscal 2011. The increase in revenues was due to an increase in billable hours in our engineering and other scientific segment and our environmental and health segment. Billable hours increased 7.2% to 1,052,000 during fiscal 2012 as compared to 981,000 during fiscal 2011. The increase in billable hours was due to strong demand for our consulting services across a broad set of practices and elevated levels of activity on several major assignments. Technical full-time equivalent employees increased 4.7% to 692 during fiscal 2012 as compared to 661 during the fiscal 2011 due to our recruiting and retention efforts. Utilization increased to 73% for fiscal 2012 as compared to 71% during fiscal 2011. The increase in utilization was due to elevated levels of activity on several major assignments and our management of headcount to align resources with anticipated demand. Product sales in defense technology development decreased to $9,213,000 during fiscal 2012 as compared to $12,300,000 during fiscal 2011 due to lower sales of surveillance systems to the United States Army. We expect a significant decrease in sales of surveillance systems during fiscal 2013 as a result of the reduction of forces in Afghanistan.

FISCAL YEARS ENDED DECEMBER 28, 2012, AND DECEMBER 30, 2011

Revenues

(In thousands except	Fiscal Years		Percent
percentages)	2012	2011	Change

Engineering and other scientific	$213,304	$199,772	6.8%
Percentage of total revenues	72.9%	73.3%
Environmental and health	79,349	72,674	9.2%
Percentage of total revenues	27.1%	26.7%

Total revenues	$292,653	$272,446	7.4%

The increase in revenues for our engineering and other scientific segment was due to an increase in billable hours. During fiscal 2012, billable hours for this segment increased by 6.5% to 738,000 as compared to 693,000 during fiscal 2011. The increase was due to strong demand for services in our mechanics and materials, electrical, thermal and engineering management consulting practices. Utilization increased to 75% for fiscal 2012 as compared to 73% for fiscal 2011 due in part to elevated levels of activity on a number of major assignments that engage consultants across many of our engineering and other scientific practices and our management of headcount to align resources with anticipated demand. Technical full-time equivalents increased 3.5% to 474 for fiscal 2012 from 458 for fiscal 2011 due to our recruiting and retention efforts. Product sales in defense technology development decreased to $9,213,000 during fiscal 2012 as compared to $12,300,000 during fiscal 2011 due to lower sales of surveillance systems to the United States Army.

The increase in revenues from our environmental and health segment was due to an increase in billable hours. During fiscal 2012, billable hours for this segment increased by 9.0% to 314,000 as compared to 288,000 during fiscal 2011. The increase in billable hours was due to strong demand for services in our environmental sciences, ecological sciences, and chemical regulation and food safety practices. Utilization increased to 69% for fiscal 2012 as compared to 68% for fiscal 2011 due to elevated levels of activity on a number of major assignments that engage consultants across many of our environmental and health practices and centers. Technical full-time equivalents increased by 7.4% to 218 during fiscal 2012 as compared to 203 for fiscal 2011 due to our recruiting and retention efforts.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2012	2011	Change

Compensation and related expenses	$171,809	$156,853	9.5%
Percentage of total revenues	58.7%	57.6%

The increase in compensation and related expenses during fiscal 2012 was due to an increase in payroll, bonuses, fringe benefits and a change in the value of assets associated with our deferred compensation plan. Payroll increased $6,387,000 and fringe benefits increased $841,000 due to a 4.7% increase in technical full time equivalent employees and our annual salary increases. Bonuses increased $4,102,000 due to a corresponding increase in profitability. During fiscal 2012, deferred compensation expense increased $2,431,000 with a corresponding increase to other income (expense), net, as compared with prior year due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,158,000 during fiscal 2012 and a decrease in the value of the plan assets of $273,000 during fiscal 2011. We will continue to selectively hire key talent but expect headcount growth to slow during fiscal 2013 as we manage our headcount to reduce the impact of the step down in levels of activity on our major assignments.

Other Operating Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2012	2011	Change

Other operating expenses	$23,574	$23,238	1.4%
Percentage of total revenues	8.1%	8.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in occupancy expenses of $509,000 partially offset by a decrease in technical materials of $240,000. The increase in occupancy expenses was due to planned maintenance activities for our owned facilities and costs associated with the increase in technical full-time equivalent employees. The decrease in technical materials was due to a decrease in development activities for our defense technology development practice. We expect other operating expense to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2012	2011	Change

Reimbursable expenses	$26,091	$25,779	1.2%
Percentage of total revenues	8.9%	9.5%

Reimbursable expenses for fiscal 2012 remained relatively consistent with fiscal 2011. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2012	2011	Change

General and administrative expenses	$13,559	$13,116	3.4%
Percentage of total revenues	4.6%	4.8%

The increase in general and administrative expenses during the fiscal 2012 was primarily due to an increase in travel and meals of $689,000 partially offset by a decrease in legal fees of $336,000. The increase in travel and meals was related to a bi-annual firm-wide managers’ meeting that was held at the end of the third quarter of 2012. The decrease in legal fees was primarily due to legal claims in the prior year. We expect general and administrative expenses to increase as we expand our business development efforts, and pursue staff development initiatives.

Other Income (Expense), Net

(In thousands except	Fiscal Years		Percent
percentages)	2012	2011	Change

Other income and expense, net	$4,129	$1,359	203.8%
Percentage of total revenues	1.4%	0.5%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. During fiscal 2012, other income (expense), net increased $2,431,000 with a corresponding increase to deferred compensation expense as compared to fiscal 2011 due to the change in value of assets associated with our deferred compensation plan. This year-over-year increase consisted of an increase in the value of the plan assets of $2,158,000 during fiscal 2012 and a decrease in the value of the plan assets of $273,000 during fiscal 2011. During fiscal 2012, rental income increased $361,000 as compared to fiscal 2011 due to an increase in the occupancy rate for rental space in our Silicon Valley facility.

Income Taxes

(In thousands except	Fiscal Years		Percent
percentages)	2012	2011	Change

Income taxes	$24,524	$22,124	10.8%
Percentage of total revenues	8.4%	8.1%
Effective tax rate	39.7%	40.4%

The increase in income taxes was due to a corresponding increase in pre-tax income. The decrease in the effective tax rate was primarily due to a change in estimate associated with the Company’s apportionment of income between the states.

FISCAL YEARS ENDED DECEMBER 30, 2011, AND DECEMBER 31, 2010

Revenues

(In thousands except	Fiscal Years		Percent
percentages)	2011	2010	Change

Engineering and other scientific	$199,772	$184,146	8.5%
Percentage of total revenues	73.3%	74.0%
Environmental and health	72,674	64,607	12.5%
Percentage of total revenues	26.7%	26.0%

Total revenues	$272,446	$248,753	9.5%

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

Compensation and Related Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2011	2010	Change

Compensation and related expenses	$156,853	$144,842	8.3%
Percentage of total revenues	57.6%	58.2%

The increase in compensation and related expenses during fiscal 2011 was due to an increase in payroll, bonuses, and fringe benefits partially offset by the change in the value of assets associated with our deferred compensation plan. Payroll increased $7,941,000 and fringe benefits increased $1,996,000 due to a 6.6% increase in technical full time equivalent employees and our annual salary increase on April 2, 2011. Bonuses increased by $4,240,000 due to a corresponding increase in profitability. During fiscal 2011, deferred compensation expense decreased $2,198,000 with a corresponding decrease to other income (expense), net, as compared to fiscal 2010 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $273,000 during fiscal 2011 and an increase in the value of the plan assets of $1,925,000 during fiscal 2010.

Other Operating Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2011	2010	Change

Other operating expenses	$23,238	$21,413	8.5%
Percentage of total revenues	8.5%	8.6%

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

Other Income and Expense

(In thousands except	Fiscal Years		Percent
percentages)	2011	2010	Change

Other income and expense, net	$1,359	$3,467	(60.8)%
Percentage of total revenues	0.5%	1.4%

Other income and expense, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. During fiscal 2011, other income (expense), net, decreased $2,198,000 with a corresponding decrease to deferred compensation expenses, as compared to fiscal 2010 due to a change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $273,000 during fiscal 2011 and an increase in the value of the plan assets of $1,925,000 during fiscal 2010.

Income Taxes

(In thousands except	Fiscal Years		Percent
percentages)	2011	2010	Change

Income taxes	$22,124	$19,187	15.3%
Percentage of total revenues	8.1%	7.7%
Effective tax rate	40.4%	41.1%

The increase in income tax expense was due to a corresponding increase in pre-tax income. The decrease in the effective tax rate was due to a decrease in state taxes as a result of the mix of income earned in various state jurisdictions.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

There are no new accounting pronouncements that are not yet effective that will significantly impact our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2012	2011	2010

Net cash provided by (used in):
Operating activities	$48,505	$46,596	$36,052
Investing activities	$(1,169)	$(29,354)	$4,930
Financing activities	$(18,859)	$(39,344)	$(2,220)

We financed our business in fiscal 2012 through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. As of December 28, 2012, our cash, cash equivalents and short-term investments were $134,149,000 compared to $109,699,000 at December 30, 2011. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over the next 12 months.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is cash collections from our clients.  Our primary uses of cash from operating activities are for employee related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel.

Net cash provided by operating activities was $48.5 million for fiscal 2012 as compared to $46.6 million and $36.1 million in fiscal 2011 and 2010, respectively. The increases in net cash provided by operating activities was due to increases in net income, increases in accrued bonuses which are paid in the year subsequent to the year accrued, and increases in non-cash compensation expense partially offset by higher accounts receivable due to higher revenues.

During fiscal 2012, 2011 and 2010, net cash (used in) provided by investing activities primarily related to the purchase and sale or maturity of short-term investments.

The decrease in cash used in financing activities during fiscal 2012, as compared to fiscal 2011, was due to a decrease in repurchases of our common stock under our stock repurchase programs. The increase in cash used in financing activities during fiscal 2011, as compared to fiscal 2010, was due to an increase in the repurchase of our common stock under our stock repurchase programs.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of December 28, 2012 (in thousands):

	Operating
Fiscal	lease	Capital	Purchase
year	commitments	leases	Obligations	Total
2013	$7,139	$49	$3,851	$11,039
2014	6,202	48	-	6,250
2015	4,795	-	-	4,795
2016	3,355	-	-	3,355
2017	2,537	-	-	2,537
Thereafter	3,880	-	-	3,880
	$27,908	$97	$3,851	$31,856

The above table does not reflect unrecognized tax benefits of $908,000, the timing of which is uncertain. Refer to Note 8 of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $24,697,000 were recorded as a long-term liability on our consolidated balance sheet at December 28, 2012. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of December 28, 2012, invested amounts under the plan of $24,801,000 were recorded as a long-term asset on our consolidated balance sheet.

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

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We closely monitor two financial measures, EBITDA and EBITDAS, which meet the definition of Non-GAAP financial measures. We define EBITDA as net income before income taxes, interest income, depreciation and amortization. We define EBITDAS as EBITDA before stock-based compensation. We regard EBITDA and EBITDAS as useful measures of operating performance and cash flow to complement operating income, net income and other GAAP financial performance measures. Additionally, management believes that EBITDA and EBITDAS provide meaningful comparisons of past, present and future operating results. These measures are used to evaluate our financial results, develop budgets and determine employee compensation. These measures, however, should be considered in addition to, and not as a substitute or superior to, operating income, cash flows, or other measures of financial performance prepared in accordance with GAAP. A reconciliation of the Non-GAAP measures to the nearest comparable GAAP measure is set forth below.

The following table shows EBITDA as a percentage of revenues before reimbursements for fiscal years 2012, 2011 and 2010:

(in thousands, except percentages)
	Fiscal Years
	2012	2011	2010

Revenues before reimbursements	$266,562	$246,667	$221,860

EBITDA	$66,132	$58,994	$50,833

EBITDA as a % of revenues before reimbursements	24.8%	23.9%	22.9%

The increase in EBITDA as a percentage of revenues before reimbursements for fiscal 2012 as compared to fiscal 2011 was primarily due to an increase in utilization, combined with other operating and general and administrative expenses growing at a slower rate than revenues. Utilization during fiscal 2012 was strong due to broad based demand for our services and the continuing benefit from a few major assignments. Utilization for fiscal 2012 increased to 73% as compared to 71% during fiscal 2011.

The increase in EBITDA as a percentage of revenues before reimbursements for fiscal 2011 as compared to fiscal 2010 was primarily due to an increase in utilization and our efforts to manage our cost structure. Utilization for fiscal 2011 increased to 71% as compared to 70% during fiscal 2010 due to elevated levels of activity on a few major assignments.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for fiscal 2012, 2011 and 2010:

(in thousands)
	Fiscal Years
	2012	2011	2010

Net Income	$37,225	$32,695	$27,521

Add back (subtract):

Income taxes	24,524	22,124	19,187
Interest income, net	(328)	(236)	(198)
Depreciation and amortization	4,711	4,411	4,323

EBITDA	66,132	58,994	50,833

Stock-based compensation	12,378	10,340	9,257

EBITDAS	$78,510	$69,334	$60,090

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2012.

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

The information required by this item with respect to our directors, code of ethics and compliance with section 16(a) of the Exchange Act is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Proposal No. 1: Election of Directors," "Code of Business Conduct and Corporate Governance" and "Compliance with Section 16(a) of the Exchange Act." See Item 1 for information regarding the executive officers of the Company.

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

	The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are included herewith:
		Page

	Report of Independent Registered Public Accounting Firm	32

	Consolidated Statements of Income for the years ended December 28, 2012, December 30, 2011 and December 31, 2010	33

	Consolidated Statements of Comprehensive Income for the years ended December 28, 2012, December 30, 2011 and December 31, 2010	34

	Consolidated Balance Sheets as of December 28, 2012 and December 30, 2011	35

	Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2012, December 30, 2011 and December 31, 2010	36

	Consolidated Statements of Cash Flows for the years ended December 28, 2012, December 30, 2011 and December 31, 2010	38

	Notes to Consolidated Financial Statements	39

2.	Financial Statement Schedules

	The following financial statement schedule of Exponent, Inc. for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:
		Page

	Schedule II - Valuation and Qualifying Accounts	57

	Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits
		Page

	(a) Exhibit Index	59

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of December 28, 2012 and December 30, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2012. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule II. We also have audited the Company’s internal control over financial reporting as of December 28, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of December 28, 2012 and December 30, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Exponent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

KPMG LLP

San Francisco, California

February 27, 2013

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2012	2011	2010

Revenues:
Revenues before reimbursements	$266,562	$246,667	$221,860
Reimbursements	26,091	25,779	26,893
Revenues	292,653	272,446	248,753

Operating expenses:
Compensation and related expenses	171,809	156,853	144,842
Other operating expenses	23,574	23,238	21,413
Reimbursable expenses	26,091	25,779	26,893
General and administrative expenses	13,559	13,116	12,364
	235,033	218,986	205,512
Operating income	57,620	53,460	43,241

Other income:
Interest income, net	328	236	198
Miscellaneous income, net	3,801	1,123	3,269
Income before income taxes	61,749	54,819	46,708

Provision for income taxes	24,524	22,124	19,187
Net income	$37,225	$32,695	$27,521

Net income per share:
Basic	$2.70	$2.31	$1.92
Diluted	$2.60	$2.22	$1.83
Shares used in per share computations:
Basic	13,780	14,181	14,354
Diluted	14,293	14,751	15,069

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2012	2011	2010

Net income	$37,225	$32,695	$27,521

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $(184), $(8), and $146, respectively	249	(72)	(53)
Unrealized (loss) gain arising during the period on investments, net of tax of $19, $(36), and $21, respectively	(28)	52	(31)
Comprehensive income	$37,446	$32,675	$27,437

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

	Fiscal Years
(In thousands, except par value)	2012	2011

Assets

Current assets:
Cash and cash equivalents	$113,268	$84,439
Short-term investments	20,881	25,260
Accounts receivable, net of allowance for contract losses and doubtful accounts of $2,666 and $2,339, respectively	85,361	73,065
Prepaid expenses and other assets	8,277	8,521
Deferred income taxes	7,657	7,293
Total current assets	235,444	198,578

Property, equipment and leasehold improvements, net	27,446	27,215
Goodwill	8,607	8,607
Deferred income taxes	18,359	14,692
Deferred compensation plan assets	24,801	18,911
Other assets	760	785
	$315,417	$268,788

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$10,386	$6,738
Accrued payroll and employee benefits	54,720	48,089
Deferred revenues	6,665	5,948
Total current liabilities	71,771	60,775

Other liabilities	988	700
Deferred compensation	24,697	18,756
Deferred rent	1,532	1,842
Total liabilities	98,988	82,073

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares outstanding	-	-
Common stock, $.001 par value; 100,000 shares authorized; 16,427 shares issued	16	16
Additional paid-in capital	123,693	108,071
Accumulated other comprehensive loss
Investment securities, available for sale	24	52
Foreign currency translation adjustments	(274)	(523)
	(250)	(471)
Retained earnings	206,057	179,432
Treasury stock, at cost: 3,221 and 3,127 shares held, respectively	(113,087)	(100,333)
Total stockholders’ equity	216,429	186,715
	$315,417	$268,788

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at January 1, 2010	16,427	$16	$83,808	$(367)	$139,606	2,690	$(72,992)	$150,071

Employee stock purchase plan	-	-	125	-	-	(26)	671	796
Exercise of stock options, net of swaps	-	-	(82)	-	(6,059)	(330)	8,220	2,079
Tax benefit for stock option plans	-	-	3,972	-	-	-	-	3,972
Amortization of unrecognized stock-based compensation	-	-	4,724	-	-	-	-	4,724
Purchase of treasury shares	-	-	-	-	-	244	(6,899)	(6,899)
Foreign currency translation adjustments	-	-	-	(53)	-	-	-	(53)
Grant of restricted stock units to settle accrued bonus	-	-	3,566	-	-	-	-	3,566
Settlement of restricted stock units	-	-	(24)	-	(4,982)	(147)	3,060	(1,946)
Unrealized loss on investments	-	-	-	(31)	-	-	-	(31)
Net income	-	-	-	-	27,521	-	-	27,521
Balance at December 31, 2010	16,427	$16	$96,089	$(451)	$156,086	2,431	$(67,940)	$183,800

Employee stock purchase plan	-	-	222	-	-	(21)	672	894
Exercise of stock options, net of swaps	-	-	(162)	-	(1,484)	(102)	2,982	1,336
Tax benefit for stock option plans	-	-	2,378	-	-	-	-	2,378
Amortization of unrecognized stock-based compensation	-	-	5,044	-	-	-	-	5,044
Purchase of treasury shares	-	-	-	-	-	1,002	(40,573)	(40,573)
Foreign currency translation adjustments	-	-	-	(72)	-	-	-	(72)
Grant of restricted stock units to settle accrued bonus	-	-	4,538	-	-	-	-	4,538
Settlement of restricted stock units	-	-	(38)	-	(7,865)	(183)	4,526	(3,377)
Unrealized gain on investments	-	-	-	52	-	-	-	52
Net income	-	-	-	-	32,695	-	-	32,695
Balance at December 30, 2011	16,427	$16	$108,071	$(471)	$179,432	3,127	$(100,333)	$186,715

See accompanying notes to the Consolidated Financial Statements.

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at December 30, 2011	16,427	$16	$108,071	$(471)	$179,432	3,127	$(100,333)	$186,715

Employee stock purchase plan	-	-	400	-	-	(20)	608	1,008
Exercise of stock options, net of swaps	-	-	(358)	-	(3,123)	(200)	6,088	2,607
Tax benefit for stock option plans	-	-	3,948	-	-	-	-	3,948
Amortization of unrecognized stock-based compensation	-	-	6,289	-	-	-	-	6,289
Purchase of treasury shares	-	-	-	-	-	480	(23,395)	(23,395)
Foreign currency translation adjustments	-	-	-	249	-	-	-	249
Grant of restricted stock units to settle accrued bonus	-	-	5,343	-	-	-	-	5,343
Settlement of restricted stock units	-	-	-	-	(7,477)	(166)	3,945	(3,532)
Unrealized loss on investments	-	-	-	(28)	-	-	-	(28)
Net income	-	-	-	-	37,225	-	-	37,225
Balance at December 28, 2012	16,427	$16	$123,693	$(250)	$206,057	3,221	$(113,087)	$216,429

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2012	2011	2010

Cash flows from operating activities:
Net income	$37,225	$32,695	$27,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,711	4,411	4,323
Amortization of premiums and accretion of discounts on short-term investments	560	344	35
Deferred rent expense	(310)	(417)	454
Provision for doubtful accounts	1,763	1,987	1,809
Stock-based compensation	12,378	10,340	9,257
Deferred income tax provision	(4,194)	(3,663)	(3,229)
Tax benefit for stock option plans	(3,948)	(2,378)	(3,972)
Changes in operating assets and liabilities:
Accounts receivable	(14,059)	(3,018)	(11,181)
Prepaid expenses and other assets	(3,379)	(1,929)	(8,520)
Accounts payable and accrued liabilities	7,374	(997)	9,485
Accrued payroll and employee benefits	9,667	9,404	8,696
Deferred revenues	717	(183)	1,374
Net cash provided by operating activities	48,505	46,596	36,052

Cash flows from investing activities:
Capital expenditures	(4,942)	(3,835)	(2,475)
Purchase of short-term investments	(515)	(26,599)	-
Maturity of short-term investments	3,770	-	7,405
Sale of short-term investments	518	1,080	-
Net cash (used in) provided by investing activities	(1,169)	(29,354)	4,930

Cash flows from financing activities:
Tax benefit for stock option plans	3,948	2,378	3,972
Payroll taxes for restricted stock units	(3,531)	(3,527)	(1,946)
Repurchase of common stock	(22,887)	(40,573)	(7,145)
Exercise of share-based payment awards	3,611	2,378	2,899
Net cash used in financing activities	(18,859)	(39,344)	(2,220)

Effect of foreign currency exchange rates on cash and cash equivalents	352	(8)	(108)

Net increase (decrease) in cash and cash equivalents	28,829	(22,110)	38,654
Cash and cash equivalents at beginning of year	84,439	106,549	67,895
Cash and cash equivalents at end of year	$113,268	$84,439	$106,549

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal periods 2012, 2011 and 2010 included 52 weeks of activity and ended on December 28, 2012, December 30, 2011 and December 31, 2010, respectively.

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

Gross revenues and reimbursements for the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010, respectively, were:

	Fiscal Years
(In thousands)	2012	2011	2010

Gross revenues	$298,818	$280,671	$260,413
Less: Subcontractor fees	6,165	8,225	11,660
Revenues	292,653	272,446	248,753

Reimbursements:
Out-of-pocket reimbursements	6,426	6,162	4,870
Other outside direct expenses	19,665	19,617	22,023
	26,091	25,779	26,893
Revenues before reimbursements	$266,562	$246,667	$221,860

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

Cash Equivalents

Cash equivalents consist of highly liquid investments such as money market mutual funds, commercial paper and debt securities with original remaining maturities of three months or less from the date of purchase.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal 2012, 2011 or 2010.

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

The Company completed its annual assessment for all reporting units with goodwill for fiscal 2012 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly there was no indication of impairment of goodwill for any of the Company’s reporting units and the two-step goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in fiscal years 2012, 2011 or 2010.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects. The Company had $6,665,000 and $5,948,000 in deferred revenues as of December 28, 2012 and December 30, 2011, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. U.S. income taxes are provided on the earnings of foreign subsidiaries unless the subsidiaries earnings are considered permanently reinvested outside the U.S. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at December 28, 2012.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, other assets and accounts payable. Cash, cash equivalents and short-term investments are recorded at fair value. The carrying amount of the Company’s accounts receivable, other assets and accounts payable approximates their fair values.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2012	2011	2010

Shares used in basic per share computation	13,780	14,181	14,354
Effect of dilutive common stock options outstanding	150	184	288
Effect of unvested restricted stock units outstanding	363	386	427
Shares used in diluted per share computation	14,293	14,751	15,069

There were no options excluded from the diluted per share calculation for the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010.

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the year ended December 28, 2012, that are of significance, or potential significance, to the Company.

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of December 28, 2012:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$64,134	$-	$-	$64,134

Cash equivalents:
Money market securities	49,134	-	-	49,134
Total cash equivalents	49,134	-	-	49,134
Total cash and cash equivalents	113,268	-	-	113,268

Short-term investments:
State and municipal bonds	20,841	41	(1)	20,881
Total short-term investments	20,841	41	(1)	20,881

Total cash, cash equivalents and short-term investments	$134,109	$41	$(1)	$134,149

Cash, cash equivalents and short-term investments consisted of the following as of December 30, 2011:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$39,991	$-	$-	$39,991

Cash equivalents:
Money market securities	44,448	-	-	44,448
Total cash equivalents	44,448	-	-	44,448
Total cash and cash equivalents	84,439	-	-	84,439

Short-term investments:
State and municipal bonds	25,173	91	(4)	25,260
Total short-term investments	25,173	91	(4)	25,260

Total cash, cash equivalents and short-term investments	$109,612	$91	$(4)	$109,699

All cash equivalents had original remaining maturities of three months or less from date of purchase and short-term investments had original remaining maturities of 10 months or less from date of purchase, with an average effective maturity of 0.087 years as of December 28, 2012.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during the years ended December 28, 2012 and December 30, 2011. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 28, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$49,134	$49,134	$-	$-

Fixed income available for sale securities (2)	20,881	-	20,881	-

Fixed income trading securities held in deferred compensation plan (3)	9,911	9,911	-	-

Equity trading securities held in deferred compensation plan (3)	17,178	17,178	-	-

Total	$97,104	$76,223	$20,881	$-

Liabilities
Deferred compensation plan (4)	26,984	26,984	-	-

Total	$26,984	$26,984	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$44,448	$44,448	$-	$-

Fixed income available for sale securities (2)	25,260	-	25,260	-

Fixed income trading securities held in deferred compensation plan (3)	7,456	7,456	-	-

Equity trading securities held in deferred compensation plan (3)	12,626	12,626	-	-

Total	$89,790	$64,530	$25,260	$-

Liabilities
Deferred compensation plan (4)	19,927	19,927	-	-

Total	$19,927	$19,927	$-	$-

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

Fixed income available-for-sale securities as of December 28, 2012 and December 30, 2011 represent primarily obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 12 for additional information about the Company’s deferred compensation plan.

At December 28, 2012 and December 31, 2011, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at December 28, 2012, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at December 28, 2012 approximates their carrying value as reported on the consolidated balance sheet. The fair values of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in the Company’s valuation technique during fiscal 2012. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the years ended December 28, 2012, December 30, 2011 and December 31, 2010.

Note 4: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2012	2011

Property:
Land	$4,450	$4,450
Buildings	34,491	33,983
Construction in progress	706	134
Equipment:
Machinery and equipment	29,687	27,142
Office furniture and equipment	7,067	6,457
Leasehold improvements	9,724	9,498
	86,125	81,664

Less accumulated depreciation and amortization	58,679	54,449

Property, equipment and leasehold improvements, net	$27,446	$27,215

Depreciation and amortization for the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010, was $4,711,000, $4,411,000 and $4,323,000, respectively.

Note 5: Goodwill

Below is a breakdown of goodwill, reported by segment as of December 28, 2012 and December 30, 2011:

	Environmental	Engineering and
(In thousands)	and health	other scientific	Total

Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010.

Note 6: Inventory

At December 28, 2012 the Company had $374,000 of finished goods inventory included in prepaid expenses and other current assets on its consolidated balance sheet. At December 30, 2011 the Company had $739,000 and $849,000 of finished goods and raw materials inventory, respectively, included in prepaid expenses and other current assets on its consolidated balance sheet.

Note 7: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2012	2011

Billed accounts receivable	$54,653	$50,338
Unbilled accounts receivable	33,374	25,066
Allowance for contract losses and doubtful accounts	(2,666)	(2,339)
Total accounts receivable, net	$85,361	$73,065

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2012	2011

Accounts payable	$7,010	$4,215
Accrued liabilities	3,376	2,523
Total accounts payable and other accrued liabilities	$10,386	$6,738

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2012	2011

Accrued bonuses payable	$33,885	$29,736
Accrued 401(k) contributions	6,304	6,175
Accrued vacation	8,008	7,267
Other accrued payroll and employee benefits	6,523	4,911
Total accrued payroll and employee benefits	$54,720	$48,089

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs.

Note 8: Income Taxes

Income before income taxes includes income from foreign operations of $3,423,000, $2,361,000 and $2,995,000 for fiscal 2012, 2011 and 2010, respectively.

Total income tax expense for the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010 consisted of the following:

	Fiscal Years
(In thousands)	2012	2011	2010

Current
Federal	$23,562	$20,544	$17,383
Foreign	852	656	758
State	4,304	4,587	4,275
	28,718	25,787	22,416
Deferred
Federal	(3,378)	(3,013)	(2,474)
State	(816)	(650)	(755)
	(4,194)	(3,663)	(3,229)
Total	$24,524	$22,124	$19,187

The Company’s effective tax rate differs from the statutory federal tax rate of 35% as shown in the following schedule:

	Fiscal Years
(In thousands)	2012	2011	2010

Tax at federal statutory rate	$21,612	$19,187	$16,347
State taxes, net of federal benefit	2,409	2,568	2,361
Tax exempt interest income	(104)	(74)	(62)
Non-deductible expenses	296	240	205
Non-deductible stock-based compensation	(40)	12	34
Other	351	191	302
Tax expense	$24,524	$22,124	$19,187

Effective tax rate	39.7%	40.4%	41.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2012 and December 30, 2011 are presented in the following schedule:

	Fiscal Years
(In thousands)	2012	2011

Deferred tax assets:
Accrued liabilities and allowances	$14,503	$13,288
Deferred compensation	17,252	13,916
Total deferred tax assets	31,755	27,204

Deferred tax liabilities:
State taxes	(1,099)	(1,095)
Deductible goodwill	(2,829)	(2,724)
Property, equipment and leasehold improvements	(500)	(866)
Other	(1,311)	(534)
Total deferred tax liabilities	(5,739)	(5,219)
Net deferred tax assets	$26,016	$21,985

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010, the net deduction in tax payable arising from employees’ stock award activity was $3,948,000, $2,378,000 and $3,972,000 respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2009. The Company is no longer subject to California franchise tax examinations for years prior to 2008. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2008.

At December 28, 2012, the Company had unrecognized tax benefits of $908,000, which primarily related to uncertainty regarding the sustainability of certain deductions taken on the Company’s federal and state income tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2010	$376,000
Additions based on tax positions related to the current year	83,000
Additions for tax positions of prior years	-
Reductions due to lapse of statute of limitations	(55,000)
Reductions due to change in accounting method	(16,000)
Settlements	-

Balance at December 30, 2011	$388,000
Additions based on tax positions related to the current year	275,000
Additions for tax positions of prior years	317,000
Reductions due to lapse of statute of limitations	(72,000)
Reductions due to change in accounting method	-
Settlements	-

Balance at December 28, 2012	$908,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at December 28, 2012 was $2,174,000. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The unrecognized deferred tax liability for these earnings is estimated to be approximately $108,000.

Note 9: Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. The Company committed to stockholders in a letter dated May 23, 2006 to limit its use to 2,000,000 preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock. None of the preferred shares were issued and outstanding at December 28, 2012 and December 30, 2011.

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $10,600,000, $9,349,000 and $11,041,000 were recorded as a reduction to retained earnings during fiscal 2012, 2011 and 2010, respectively.

Repurchase of Common Stock

The Company repurchased 480,000 shares of its common stock for $23,395,000 during the fiscal year ended December 28, 2012. The Company repurchased 1,002,000 shares of its common stock for $40,573,000 during the fiscal year ended December 30, 2011. The Company repurchased 244,000 shares of its common stock for $6,899,000 during the fiscal year ended December 31, 2010. On February 9, 2012 the Board of Directors authorized an additional $35,000,000 for the repurchase of Exponent’s common stock. On May 25, 2011 the Board of Directors authorized an additional $35,000,000 for the repurchase of Exponent’s common stock. As of December 28, 2012, the Company had remaining authorization under its stock repurchase plan of $21,011,000 to repurchase shares of common stock.

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

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan is 2,414,075 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of December 28, 2012, 1,189,291 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 200,000 shares of common stock. As of December 28, 2012, 81,796 shares were available for grant. Weighted average purchase prices for shares sold under all ESPP plans in fiscal 2012, 2011 and 2010 were $50.26, $41.70 and $30.72, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010, the Company recorded stock-based compensation expense associated with accrued bonus awards of $6,089,000, $5,295,000 and $4,533,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $5,650,000, $4,464,000 and $4,077,000 during the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010, respectively.

The number of restricted stock unit awards outstanding as of December 28, 2012 is as follows(1):

	Number	Weighted-
	of awards	average
	outstanding	fair value

Balance as of January 1, 2010	534,237	$23.00
Awards granted	265,894	28.78
Awards vested	(241,916)	23.26
Awards cancelled	(2,833)	26.73

Balance as of December 31, 2010	555,382	$25.64
Awards granted	249,997	38.59
Awards vested	(260,064)	28.29
Awards cancelled	(2,981)	29.58

Balance as of December 30, 2011	542,334	$30.32
Awards granted	235,506	48.04
Awards vested	(235,912)	39.69
Awards cancelled	(5,321)	32.69

Balance as of December 28, 2012	536,607	$33.95

(1) Does not include employee stock purchase or stock option plans.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. During the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010, the Company recorded stock-based compensation expense of $37,000, $34,000 and $31,000, respectively, associated with stock options granted prior to, but not yet vested as of December 30, 2005. During the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010, the Company recorded stock-based compensation expense of $602,000, $547,000 and $616,000, respectively, associated with stock options granted after December 30, 2005.

Option activity is as follows(1):

			Weighted-	Aggregate
		Weighted-	average	intrinsic
	Number	average	remaining	value
	of shares	exercise	contractual	(in
	outstanding	price	term (years)	thousands)

Balance as of January 1, 2010	817,109	$11.74
Options granted	42,500	25.96
Options cancelled	-	-
Options exercised	(348,469)	7.67

Balance as of December 31, 2010	511,140	$15.69
Options granted	30,000	37.72
Options cancelled	-	-
Options exercised	(105,744)	14.07

Balance as of December 30, 2011	435,396	$17.60
Options granted	25,000	48.27
Options cancelled	(2,000)	6.50
Options exercised	(200,268)	13.01

Balance as of December 28, 2012	258,128	$24.21	4.99	$7,611
Vested and expected to vest as of December 28, 2012	252,180	$24.08	4.95	$7,471

Exercisable at December 28, 2012	173,874	$19.39	3.84	$5,966

(1) Does not include restricted stock or employee stock purchase plans

The total intrinsic value of options exercised during the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010 was $7,484,000, $2,995,000 and $8,086,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended December 28, 2012, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 28, 2012. This amount changes based on the fair-value of the Company’s stock.

Information regarding options outstanding at December 28, 2012 is summarized below:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted
	Number	average	Average	Number	average
Range of	of	remaining	Exercise	of	exercise
exercise price	options	life in years	Price	shares	price

$6.57-7.02	42,000	0.18	$6.99	42,000	$6.99
$12.02-15.65	38,628	2.23	$13.59	30,628	$13.90
$18.37-25.96	92,500	6.15	$23.38	63,746	$22.56
$31.01-37.72	60,000	6.62	$34.37	37,500	$32.35
$48.27-48.27	25,000	9.12	$48.27	-	$-
	258,128	4.99	$24.21	173,874	$19.39

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

The assumptions used to value option grants for the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010 are as follows:

	Stock Option Plan
	2012	2011	2010

Expected life (in years)	6.4	6.5	6.6
Risk-free interest rate	1.4%	3.1%	3.2%
Volatility	39%	39%	40%
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted during the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010 were $19.51, $16.51and $11.70, respectively.

The amount of stock-based compensation expense recognized in the Company’s consolidated statements of income for the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010 is as follows:

	2012	2011	2010
(In thousands)
Compensation and related expenses:
Restricted stock units	$11,345	$9,402	$8,257
Stock option grants	639	581	647
Sub-total	11,984	9,983	8,904

General and administrative expenses:
Restricted stock units	394	357	353
Sub-total	394	357	353
Total stock-based compensation expense	$12,378	$10,340	$9,257

As of December 28, 2012, there was $5,191,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.4 years, related to unvested restricted stock unit awards and $678,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.2 years, related to unvested stock options. Total unrecognized compensation costs will be adjusted for future changes in estimated forfeitures.

A summary of the Company’s unvested stock options is as follows:

	Unvested	Weighted-
	options	average
	outstanding	fair value

Balance of unvested stock options as of January 1, 2010	163,750	$9.31
Options granted	42,500	11.70
Options vested	(70,250)	8.19
Options forfeited	-	-
Balance of unvested stock options as of December 31, 2010	136,000	$10.64
Options granted	30,000	16.51
Options vested	(62,122)	10.23
Options forfeited	-	-
Balance of unvested stock options as of December 30, 2011	103,878	$12.58
Options granted	25,000	19.51
Options vested	(44,624)	12.27
Options forfeited	-	-
Balance of unvested stock options as of December 28, 2012	84,254	$14.80

Note 11: Retirement Plans

The Company provides a 401(k) plan for its employees whereby the Company contributes to each eligible employee’s 401(k) account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $6,573,000, $6,148,000, and, $5,598,000 in fiscal 2012, 2011, and 2010, respectively.

Note 12: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of December 28, 2012 and December 30, 2011, the invested amounts under the plan totaled $27,089,000 and $20,082,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of December 28, 2012 and December 30, 2011, vested amounts due under the plan totaled $26,984,000 and $19,927,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the fiscal years 2012, 2011 and 2010, the Company recognized compensation expense of $2,158,000, $(273,000), and $1,925,000 respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income, net.

Note 13: Commitments and Contingencies

The following is a summary of the future minimum payments, required under non-cancelable operating leases, with terms in excess of one year, as of December 28, 2012:

(In thousands)
Lease
Fiscal year	commitments
2013	$7,139
2014	6,202
2015	4,795
2016	3,355
2017	2,537
Thereafter	3,880
$27,908

Total rent expense from property leases in fiscal 2012, 2011, and 2010 was $5,481,000, $5,180,000 and $5,030,000, respectively. Total expense from other operating leases in fiscal 2012, 2011, and 2010 was $1,754,000, $1,477,000 and $1,400,000, respectively. The Company had $3,851,000 in outstanding purchase commitments as of December 28, 2012. These commitments are expected to be fulfilled by the end of fiscal 2013.

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

Note 14: Other Income, Net

Interest and other income, net, consisted of the following:

	Fiscal Years
(In thousands)	2012	2011	2010

Interest income	$330	$237	$199
Interest expense	(2)	(1)	(1)
Rental income	1,671	1,310	1,390
Gain (loss) on deferred compensation investments	2,158	(273)	1,925
(Loss) gain on foreign exchange	(61)	70	(69)
Other	33	16	23
Total	$4,129	$1,359	$3,467

Note 15: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During fiscal 2012, 2011 and 2010 the Company provided services representing approximately 10%, 10% and 13%, respectively, of revenues to clients and to organizations and insurers acting on behalf of clients in the transportation industry. During fiscal 2012, 2011 and 2010 the Company derived approximately 13%, 15% and 15%, respectively, of revenues from government agencies and contractors.

No single customer comprised more than 10% of the Company’s revenues for the years ended December 28, 2012, December 30, 2011 and December 31, 2010. Agencies of the U.S. federal government comprised 11% of the Company’s accounts receivable at December 28, 2012. Agencies of the U.S. federal government comprised 12% of the Company’s accounts receivable at December 30, 2011.

Note 16: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2012	2011	2010
Cash paid during the year:
Income taxes	$24,104	$21,669	$19,465

Non-cash investing and financing activities:
Capital leases for equipment	$-	$142	$-
Unrealized (loss) gain on investments	$(28)	$52	$(31)
Vested stock unit awards granted to settle accrued bonus	$5,343	$4,538	$3,566
Stock repurchases payable to broker	$508	$-	$-

Note 17: Segment Reporting

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

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2012, 2011, and 2010. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 28, 2012 and December 30, 2011. The chief operating decision maker does not review total assets in his evaluation of segment performance and capital allocation.

Revenues
	Fiscal Years
(In thousands)	2012	2011	2010

Engineering and other scientific	$213,304	$199,772	$184,146
Environmental and health	79,349	72,674	64,607

Total revenues	$292,653	$272,446	$248,753

Operating Income
	Fiscal Years
(In thousands)	2012	2011	2010

Engineering and other scientific	$62,852	$57,779	$49,182
Environmental and health	25,752	22,367	20,801

Total segment operating income	88,604	80,146	69,983

Corporate operating expense	(30,984)	(26,686)	(26,742)

Total operating income	$57,620	$53,460	$43,241

Capital Expenditures
	Fiscal Years
(In thousands)	2012	2011	2010

Engineering and other scientific	$3,264	$2,489	$1,706
Environmental and health	289	313	209

Total segment capital expenditures	3,553	2,802	1,915

Corporate capital expenditures	1,389	1,033	560

Total capital expenditures	$4,942	$3,835	$2,475

Depreciation and Amortization
	Fiscal Years
(In thousands)	2012	2011	2010

Engineering and other scientific	$2,831	$2,700	$2,730
Environmental and health	286	227	195

Total segment depreciation and amortization	3,117	2,927	2,925

Corporate depreciation and amortization	1,594	1,484	1,398

Total depreciation and amortization	$4,711	$4,411	$4,323

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net
	Fiscal Years
(In thousands)	2012	2011

United States	$26,857	$26,953
Foreign Countries	589	262

Total	$27,446	$27,215

Revenues (1)
	Fiscal Years
(In thousands)	2012	2011	2010

United States	$260,760	$239,994	$220,527
Foreign Countries	31,893	32,452	28,226

Total	$292,653	$272,446	$248,753

(1)	Geographic revenues are allocated based on the location of the client.

Note 18: Subsequent Event

On February 15, 2013 the Company’s Board of Directors declared a cash dividend of $0.15 per share of the Company’s common stock, payable March 29, 2013, to stockholders of record as of March 8, 2013. The Company expects to pay quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2012	March 30,	June 29,	September 28,	December 28,
(In thousands, except per share data)	2012	2012	2012	2012

Revenues before reimbursements	$66,470	$68,318	$66,725	$65,049
Revenues	71,925	74,484	73,298	72,946
Operating income	11,816	17,361	14,728	13,715
Income before income taxes	13,733	17,248	16,330	14,438

Net income	$8,201	$10,327	$10,225	$8,472

Net income per share
Basic	$0.59	$0.75	$0.75	$0.62
Diluted	$0.57	$0.72	$0.72	$0.60
Shares used in per share computations
Basic	13,859	13,835	13,694	13,733
Diluted	14,419	14,316	14,196	14,208

Fiscal 2011	April 1,	July 1,	September 30,	December 30,
(In thousands, except per share data)	2011	2011	2011	2011

Revenues before reimbursements	$64,183	$60,573	$61,387	$60,524
Revenues	73,473	65,106	65,951	67,916
Operating income	12,366	13,377	16,524	11,193
Income before income taxes	13,379	13,960	14,400	13,080

Net income	$8,003	$8,217	$8,744	$7,731

Net income per share
Basic	$0.55	$0.57	$0.63	$0.56
Diluted	$0.53	$0.55	$0.60	$0.54
Shares used in per share computations
Basic	14,532	14,402	13,975	13,775
Diluted	15,140	14,971	14,554	14,322

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
				Accounts
	Balance at	Provision	Provision	Written-off	Balance
	Beginning of	Charged to	Charged to	Net of	at End of
(In thousands)	Year	Expense	Revenues	Recoveries	Year
Year Ended December 28, 2012
Allowance for bad debt	$819	$483	$-	$(369)	$933
Allowance for contract losses	$1,520	$-	$1,280	$(1,067)	$1,733

Year Ended December 30, 2011
Allowance for bad debt	$702	$709	$-	$(592)	$819
Allowance for contract losses	$1,424	$-	$1,278	$(1,182)	$1,520

Year Ended December 31, 2010
Allowance for bad debt	$788	$641	$-	$(727)	$702
Allowance for contract losses	$1,929	$-	$1,168	$(1,673)	$1,424

(1)	Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $110,000, $105,000 and $213,000 for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 27, 2013	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul R. Johnston	President, Chief Executive Officer and Director	February 27, 2013
Paul R. Johnston, Ph.D.

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer and	February 27, 2013
Richard L. Schlenker, Jr.	Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Michael R. Gaulke	Chairman of the Board of Directors	February 27, 2013
Michael R. Gaulke

/s/ Samuel H. Armacost	Director	February 27, 2013
Samuel H. Armacost

/s/ Mary B. Cranston	Director	February 27, 2013
Mary B. Cranston

/s/ Leslie G. Denend	Director	February 27, 2013
Leslie G. Denend, Ph.D.

/s/ Stephen C. Riggins	Director	February 27, 2013
Stephen C. Riggins

/s/ John B. Shoven	Director	February 27, 2013
John B. Shoven, Ph.D.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Current Report on Form 8-K as filed on February 14, 2012).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*10.19	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.20	Services Agreement between the Company and Exponent Engineering P.C. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2006).

*10.21	Employment Offer Letter between the Company and Dr. Elizabeth Anderson (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2006).

10.24	Amendment No. 1 to Exponent, Inc. 1998 Nonstatutory Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.25	Amendment No. 1 to Exponent, Inc. 1999 Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.26	Amendment No. 1 to Exponent, Inc. 1999 Restricted Stock Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.28	2008 Employee Stock Purchase Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.31	Form of Restricted Stock Unit Employee Bonus Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.32	Form of Restricted Stock Unit Employee Matching Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.33	Form of Restricted Stock Unit Director Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.34	Amended and Restated Restricted Stock Unit Bonus Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.35	Amended and Restated Restricted Stock Unit Matching Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.36	Amended and Restated Restricted Stock Unit Director Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.37	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A filed on April 19, 2012).

10.38	Exponent, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.39	First Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended July 1, 2011).

10.40	Second Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

*10.41	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

10.42	Third Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010).

*10.43	Amendment to Form of Stock Option Agreement under the 2008 Equity Incentive Plan.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

* Indicates management compensatory plan, contract or arrangement

