Form 10-Q
period 2013-03-29
EXPONENT INC
filed 2013-05-03
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

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

As of April 26, 2013, the latest practicable date, the registrant had 13,185,158 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets
	March 29, 2013 and December 28, 2012	4

	Condensed Consolidated Statements of Income
	Three Months Ended March 29, 2013 and March 30, 2012	5

	Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended March 29, 2013 and March 30, 2012	6

	Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 29, 2013 and March 30, 2012	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25

Signatures		26

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

March 29, 2013 and December 28, 2012

(in thousands, except par value)

(unaudited)

	March 29,	December 28,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$101,501	$113,268
Short-term investments	9,541	20,881
Accounts receivable, net of allowance for doubtful accounts
of $2,639 and $2,666 at March 29, 2013 and
December 28, 2012, respectively	80,552	85,361
Prepaid expenses and other assets	6,829	8,277
Deferred income taxes	8,222	7,657
Total current assets	206,645	235,444

Property, equipment and leasehold improvements, net	28,256	27,446
Goodwill	8,607	8,607
Deferred income taxes	19,319	18,359
Deferred compensation plan assets	31,469	24,801
Other assets	679	760
Total assets	$294,975	$315,417

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,006	$10,386
Accrued payroll and employee benefits	30,411	54,720
Deferred revenues	5,428	6,665
Total current liabilities	42,845	71,771

Other liabilities	1,045	988
Deferred compensation	31,377	24,697
Deferred rent	1,593	1,532
Total liabilities	76,860	98,988

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized;
16,427 shares issued at March 29, 2013 and December 28, 2012	16	16
Additional paid-in capital	137,199	123,693
Accumulated other comprehensive loss
Investment securities, available for sale	12	24
Foreign currency translation adjustments	(735)	(274)
	(723)	(250)
Retained earnings	201,917	206,057
Treasury stock, at cost; 3,209 and 3,221 shares held at
March 29, 2013 and December 28, 2012, respectively	(120,294)	(113,087)
Total stockholders’ equity	218,115	216,429
Total liabilities and stockholders’ equity	$294,975	$315,417

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three Months Ended March 29, 2013 and March 30, 2012

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012

Revenues:
Revenues before reimbursements	$68,992	$66,470
Reimbursements	3,668	5,455

Revenues	72,660	71,925

Operating expenses:
Compensation and related expenses	48,562	46,175
Other operating expenses	6,147	5,562
Reimbursable expenses	3,668	5,455
General and administrative expenses	3,432	2,917

Total operating expenses	61,809	60,109

Operating income	10,851	11,816

Other income, net:
Interest income, net	45	77
Miscellaneous income, net	2,609	1,840
Total other income, net	2,654	1,917

Income before income taxes	13,505	13,733

Income taxes	5,529	5,532

Net income	$7,976	$8,201

Net income per share:
Basic	$0.58	$0.59
Diluted	$0.56	$0.57

Shares used in per share computations:
Basic	13,667	13,859
Diluted	14,125	14,419

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 29, 2013 and March 30, 2012

(in thousands)

(unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012

Net income	$7,976	$8,201
Other comprehensive income:
Foreign currency translation
adjustments, net of tax	(461)	188
Unrealized (losses) gains on investments arising during the period,
net of tax	(12)	26

Comprehensive income	$7,503	$8,415

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 29, 2013 and March 30, 2012

(in thousands)

(unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:

Net income	$7,976	$8,201
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization of property, equipment and
leasehold improvements	1,149	1,144
Amortization of premiums and accretion of discounts on
short-term investments	79	145
Deferred rent	61	(89)
Provision for doubtful accounts	135	298
Stock-based compensation	5,291	4,457
Deferred income tax provision	(1,254)	(600)
Tax benefit for stock plans	(3,774)	(2,435)
Changes in operating assets and liabilities:
Accounts receivable	4,674	(1,334)
Prepaid expenses and other assets	(3,121)	2,240
Accounts payable and accrued liabilities	240	3,555
Accrued payroll and employee benefits	(15,401)	(16,174)
Deferred revenues	(1,237)	(807)
Net cash used in operating activities	(5,182)	(1,399)

Cash flows from investing activities:
Capital expenditures	(1,959)	(1,294)
Maturity of short-term investments	11,240	-
Net cash provided by (used in) investing activities	9,281	(1,294)

Cash flows from financing activities:
Tax benefit for stock plans	3,774	2,435
Payroll taxes for restricted stock units	(6,119)	(3,483)
Repurchase of common stock	(11,490)	(3,520)
Exercise of share-based payment awards	612	1,088
Dividends paid	(1,969)	-
Net cash used in financing activities	(15,192)	(3,480)

Effect of foreign currency exchange rates on cash and cash equivalents	(674)	254

Net decrease in cash and cash equivalents	(11,767)	(5,919)
Cash and cash equivalents at beginning of period	113,268	84,439
Cash and cash equivalents at end of period	$101,501	$78,520

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 29, 2013 and March 30, 2012

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended March 29, 2013 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012 which was filed with the U.S. Securities and Exchange Commission on February 28, 2013.

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

Dividend. On April 16, 2013, the Company declared a cash dividend of $0.15 per share of the Company’s common stock, payable June 28, 2013, to stockholders of record as of June 7, 2013. The Company expects to continue paying quarterly dividends in the future, subject to declaration of the Company’s Board of Directors.

Recently Adopted Accounting Pronouncements.  In February, 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for reporting of amounts reclassified out of accumulated other comprehensive income. The new standard does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Effective December 29, 2012, the Company adopted this standard. There were no amounts reclassified from accumulated other comprehensive income to net income during the three months ended March 29, 2013.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during the quarters ended March 29, 2013 and March 30, 2012. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 29, 2013:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market
securities (1)	$60,676	$60,676	$-	$-

Fixed income available
for sale securities (2)	9,541	-	9,541	-

Fixed income trading
securities held in deferred
compensation plan (3)	14,360	14,360	-	-

Equity trading securities
held in deferred
compensation plan (3)	19,626	19,626	-	-

Total	$104,203	$94,662	$9,541	$-

Liabilities
Deferred compensation
plan (4)	33,894	33,894	-	-

Total	$33,894	$33,894	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 28, 2012:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market
securities (1)	$49,134	$49,134	$-	$-

Fixed income available
for sale securities (2)	20,881	-	20,881	-

Fixed income trading
securities held in deferred
compensation plan (3)	9,911	9,911	-	-

Equity trading securities
held in deferred
compensation plan (3)	17,178	17,178	-	-

Total	$97,104	$76,223	$20,881	$-

Liabilities
Deferred compensation
plan (4)	26,984	26,984	-	-

Total	$26,984	$26,984	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of March 29, 2013 and December 28, 2012 represent primarily obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

As of March 29, 2013, the Company held state and municipal bonds with a fair value of $9,541,000 and an amortized cost of $9,522,000. The unrealized gain recorded in accumulated other comprehensive income was $19,000. There were no securities in a continuous unrealized loss position for more than twelve months. As of March 29, 2013, all available-for-sale securities had maturities of less than one year.

As of December 28, 2012, the Company held state and municipal bonds with a fair value of $20,881,000 and an amortized cost of $20,841,000.

At March 29, 2013 and December 28, 2012, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at March 29, 2013 and December 28, 2012, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at March 29, 2013 and December 28, 2012 approximates their carrying value as reported on the consolidated balance sheet. The fair values of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in the Company’s valuation technique during fiscal 2013. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the quarters ended March 29, 2013 and March 30, 2012.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012

Shares used in basic per share computation	13,667	13,859
Effect of dilutive common stock options outstanding	76	176
Effect of dilutive restricted stock units outstanding	382	384

Shares used in diluted per share computation	14,125	14,419

There were no options excluded from the diluted per share calculations for the three months ended March 29, 2013. Common stock options to purchase 14,011 shares were excluded from the diluted per share calculation for the three months ended March 30, 2012 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $48.27 for the three months ended March 30, 2012.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,513,000 and $1,474,000 during the three months ended March 29, 2013 and March 30, 2012, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,158,000 and $2,831,000 during the three months ended March 29, 2013 and March 30, 2012, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. For options granted on or after January 1, 2012, all unvested stock option awards will continue to vest in the case of retirement at 59½ or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $620,000 and $152,000 during the three months ended March 29, 2013 and March 30, 2012, respectively, associated with stock option grants.

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

Note 5: Treasury Stock

On May 25, 2011, the Company’s Board of Directors authorized $35 million for the repurchase of the Company’s common stock. On February 9, 2012, the Company’s Board of Directors authorized an additional $35 million for the repurchase of the Company’s common stock. On February 15, 2013, the Company’s Board of Directors authorized an additional $35 million for the repurchase of the Company’s common stock.

The Company repurchased 229,433 shares of its common stock for $11,676,000 during the three months ended March 29, 2013.  The Company repurchased 84,174 shares of its common stock for $4,033,000 during the three months ended March 30, 2012.  As of March 29, 2013, the Company had remaining authorization under its stock repurchase plans of $44,335,000 to repurchase shares of common stock.

The Company reissued 241,137 shares of its treasury stock with a cost of approximately $4,469,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the three months ended March 29, 2013.  The Company reissued 241,653 shares of its treasury stock with a cost of approximately $6,377,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the three months ended March 30, 2012.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of March 29, 2013 and December 28, 2012, the invested amounts under the plan totaled $33,986,000 and $27,089,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of March 29, 2013 and December 28, 2012, vested amounts due under the plan totaled $33,894,000 and $26,984,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended March 29, 2013 and March 30, 2012, the Company recognized compensation expense of $2,066,000 and $1,488,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012

Cash paid during period:

Income taxes	$623	$361

Non-cash investing and financing activities:

Unrealized (loss) gain on short-term investments	$(12)	$26

Vested stock unit awards issued to settle accrued bonuses	$5,807	$5,343

Stock repurchases payable to broker	$694	$513

Note 8: Accounts Receivable, Net

At March 29, 2013 and December 28, 2012, accounts receivable, net, was comprised of the following:

	March 29,	December 28,
(In thousands)	2013	2012

Billed accounts receivable	$52,063	$54,653
Unbilled accounts receivable	31,128	33,374
Allowance for doubtful accounts	(2,639)	(2,666)
Total accounts receivable, net	$80,552	$85,361

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

Segment information for the three months ended March 29, 2013 and March 30, 2012 follows:

Revenues
	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012

Engineering and other scientific	$53,323	$51,717
Environmental and health	19,337	20,208

Total revenues	$72,660	$71,925

Operating income
	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012

Engineering and other scientific	$16,874	$14,933
Environmental and health	5,580	6,784

Total segment operating income	22,454	21,717

Corporate operating expense	(11,603)	(9,901)

Total operating income	$10,851	$11,816

Capital Expenditures
	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012

Engineering and other scientific	$1,361	$478
Environmental and health	38	143

Total segment capital expenditures	1,399	621

Corporate capital expenditures	560	673

Total capital expenditures	$1,959	$1,294

Depreciation and Amortization
	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012

Engineering and other scientific	$699	$684
Environmental and health	74	68

Total segment depreciation and amortization	773	752

Corporate depreciation and amortization	376	392

Total depreciation and amortization	$1,149	$1,144

No single customer comprised more than 10% of the Company’s revenues during the three months ended March 29, 2013 and March 30, 2012. No single customer comprised more that 10% of the Company’s accounts receivable at March 29, 2013. Agencies of the U.S. federal government comprised 11% of the Company’s accounts receivable at December 28, 2012.

Note 10: Goodwill

Below is a breakdown of goodwill reported by segment as of March 29, 2013:

	Environmental	Engineering and
(In thousands)	and health	other scientific	Total

Goodwill	$8,099	$508	$8,607

There were no acquisitions, dispositions, impairments or other changes in the carrying amount of goodwill, nor any changes in the composition of the Company’s reporting units during the three months ended March 29, 2013.

Note 11: Contingencies

In July of 2008, the Company was served with a writ by a former client. The writ did not articulate a claim. The Company met with the former client in November of 2008 and again in January of 2009 and learned in those discussions of potential claims against the Company arising out of the testimony delivered by one of the Company’s employees. The former client claims that this testimony contributed to an adverse verdict against them. Given the uncertainty as to whether the claimant will choose to pursue one or more claims against the Company, and the nature of the potential claims against the Company, an estimated loss cannot be determined at this time. The Company believes it has a strong defense against all such potential claims and intends to vigorously defend itself.  Further, the Company believes that some of the potential claims would be covered by insurance. Although the Company’s ultimate liability in this matter (if any) cannot be determined, based upon information currently available, the Company believes, after consultation with legal counsel, the ultimate resolution of these potential claims will not have a material adverse effect on its financial condition.

The Company is party to a lawsuit arising from the Company’s hiring of employees from another consulting firm. Their former employer alleges that the Company aided and abetted the employees breach of duties owed to their former employer, wrongfully interfered with the former employer’s economic relationships, and breached a software license agreement. The lawsuit also alleges that the Company misappropriated the former employer’s trade secrets and violated unfair trade practice laws. The lawsuit does not allege a specific dollar amount of damages. The case is currently in discovery and no trial date has been set. The Company intends to vigorously defend itself. Although the Company’s ultimate liability in this matter (if any) cannot be determined based on the information currently available, the Company believes, after consultation with legal counsel, the ultimate resolution of this claim will not have a material adverse effect on its financial condition.

In addition to the above matters, the Company is a party to various other legal actions from time to time and may be contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which the Company believes, after consultation with legal counsel, will not have a material adverse effect on its financial condition. All legal costs associated with litigation are expensed as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2012, which are contained in our fiscal 2012 Annual Report on Form 10-K which was filed with the U.S. Securities and Exchange Commission on February 28, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our fiscal 2012 Annual Report on Form 10-K under the heading “Risk Factors” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our unaudited condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition and estimating the allowance for doubtful accounts are described in our fiscal 2012 Annual Report on Form 10-K under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2013 increased 1% and revenues before reimbursements increased 4% as compared to the same period last year. The increase in revenues before reimbursements was due to an increase in billable hours and an increase in billing rates. We experienced strong demand for our consulting services from a diverse set of clients for both reactive and proactive projects and received some follow-on activities related to several major investigations. This was partially offset by the expected decline in the level of activity for some of these major investigations. In the utility industry, we investigated pipeline failures and helped improve our clients’ integrity management processes. In the consumer electronics industry, we testified in intellectual property cases and evaluated new designs. In the medical device industry, we evaluated claims of product defect and tested new product reliability. In the oil and gas industry, we assessed environmental and health exposures and analyzed new drilling techniques.

A decrease in utilization, a decrease in product sales, and increases in other operating and general and administrative expenses resulted in a 3% decrease in net income during the first quarter of 2013 as compared to the same period last year. Diluted earnings per share decreased to $0.56 per share as compared to $0.57 in the same period last year due to the decrease in net income.

We remain focused on selectively adding top talent and developing the skills necessary to expand our market position, providing clients with in-depth scientific research and analysis to determine what happened and how to prevent failures or exposures in the future, capitalizing on emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases and dividends to enhance shareholder value. We continue to expect some of our major investigations to step down from their elevated levels of activity as they move through their project life cycle. We also continue to expect a step down in the level of activity in our defense technology development practice due to the constraints on defense spending and reduction of forces in Afghanistan by the United States Government.

Overview of the Three Months Ended March 29, 2013

During the first quarter of 2013, billable hours increased 1% to 265,000 as compared to 263,000 during the same period last year. The increase in billable hours was due to follow-on activities related to major investigations and continued demand for our proactive and reactive consulting services. Our utilization decreased to 72% during the first quarter of 2013 as compared to 74% during the same period last year due to the anticipated step down in our elevated levels of activity on several major investigations and due to our investment in hiring technical consultants. Technical full-time equivalent employees increased 3% to 708 during the first quarter of 2013 as compared to 686 during the same period last year due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities. Product sales in defense technology development decreased to $486,000 for the first quarter of 2013 as compared to $2,386,000 during the same period last year due to lower sales of surveillance systems to the United States Army. We continue to expect a significant decrease in the sales of surveillance systems during fiscal 2013 as a result of the reduction of forces in Afghanistan.

Three Months Ended March 29, 2013 compared to Three Months Ended March 30, 2012

Revenues
	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012	Percent Change

Engineering and other scientific	$53,323	$51,717	3.1%
Percentage of total revenues	73.4%	71.9%
Environmental and health	19,337	20,208	(4.3)%
Percentage of total revenues	26.6%	28.1%

Total revenues	$72,660	$71,925	1.0%

The increase in revenues for our engineering and other scientific segment was due to an increase in billable hours and an increase in billing rates, partially offset by a decrease in product sales in defense technology development. During the first quarter of 2013, billable hours for this segment increased by 2% to 187,000 as compared to 183,000 during the same period last year. The increase in billable hours was due to strong demand for our services in our electrical engineering and computer science, thermal sciences, biomedical engineering, human factors, and engineering management and construction consulting practices. Technical full-time equivalent employees increased 2% to 484 during the first quarter of 2013 as compared to 473 for the same period last year due our continuing recruiting and retention efforts. Utilization increased to 75% during the first quarter of 2013 as compared to 74% during the same period last year. Product sales in defense technology development decreased to $486,000 for the first quarter of 2013 as compared to $2,386,000 during the same period last year due to lower sales of surveillance systems to the United States Army.

The decrease in revenues for our environmental and health segment was due to a decrease in billable hours. During the first quarter of 2013, billable hours for this segment decreased by 3% to 78,000 as compared to 80,000 during the same period last year. Utilization decreased to 67% for the first quarter of 2013 as compared to 72% for the same period last year. The decrease in billable hours and utilization was due in part to a step down from the elevated levels of activity on a number of major investigations that engage consultants across many of our environmental and health practices and centers. The decrease in utilization was also due to our investment in hiring experienced consultants. Technical full-time equivalent employees increased by 5% to 224 during the first quarter of 2013 as compared to 213 for the same period last year.

Compensation and Related Expenses
	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012	Percent Change

Compensation and related expenses	$48,562	$46,175	5.2%
Percentage of total revenues	66.8%	64.2%

The increase in compensation and related expenses during the first quarter of 2013 was due to an increase in payroll expense, an increase in stock-based compensation expense and the change in the value of assets associated with our deferred compensation plan. Payroll expense increased $740,000 due to a 3% increase in technical full-time equivalent employees and our annual salary increase on March 31, 2012. Stock-based compensation expense increased $780,000 due to an increase in the value of unvested restricted stock units granted during the first quarter of 2013. During the first quarter of 2013, deferred compensation expense increased $578,000 with a corresponding increase to other income, net, as compared to first quarter of 2012 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,066,000 during the first quarter of 2013 and an increase in the value of the plan assets of $1,488,000 during the first quarter of 2012. We expect our compensation expense to increase as we selectively add new talent and our annual salary increases take effect at the beginning of the second quarter of 2013.

Other Operating Expenses
	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012	Percent Change

Other operating expenses	$6,147	$5,562	10.5%
Percentage of total revenues	8.5%	7.7%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first quarter of 2013 was due to an increase in occupancy expense of $424,000 and several individually insignificant items associated with the increase in technical full-time equivalent employees. The increase in occupancy expense was due to the continued expansion of our facilities to accommodate the increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012	Percent Change

Reimbursable expenses	$3,668	$5,455	(32.8)%
Percentage of total revenues	5.0%	7.6%

The decrease in reimbursable expenses was primarily due to a decrease in project related costs in our defense technology development practice within our engineering and other scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012	Percent Change

General and administrative expenses	$3,432	$2,917	17.7%
Percentage of total revenues	4.7%	4.1%

The increase in general and administrative expenses during the first quarter of 2013 was due to an increase in legal expenses of $296,000, an increase in recruiting expenses of $148,000 and several individually insignificant items associated with the increase in technical full-time equivalent employees and our business development activities. The increase in legal expenses was due to an increase in costs associated with legal claims during the first quarter of 2013 as compared to the same period last year. The increase in recruiting costs was due to our efforts to hire experienced consultants. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income, Net
	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012	Percent Change

Other income, net	$2,654	$1,917	38.4%
Percentage of total revenues	3.7%	2.7%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the first quarter of 2013, other income, net, increased $578,000 with a corresponding increase to deferred compensation expense, as compared to the first quarter in 2012 due to a change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,066,000 during the first quarter of 2013 and an increase in the value of the plan assets of $1,488,000 during the first quarter of 2012. During the first quarter of 2013, rental income increased $93,000 as compared to the same period last year due to an increase in the occupancy rate for rental space in our Silicon Valley facility.

Income Taxes
	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012	Percent Change

Income taxes	$5,529	$5,532	(0.1)%
Percentage of total revenues	7.6%	7.7%
Effective tax rate	40.9%	40.3%

The increase in the effective tax rate was primarily due to an increase in non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	March 29, 2013	March 30, 2012

Net cash used in operating activities	$(5,182)	$(1,399)
Net cash provided by (used in) investing activities	9,281	(1,294)
Net cash used in financing activities	(15,192)	(3,480)

We financed our business during the first quarter of 2013 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of March 29, 2013, our cash, cash equivalents and short-term investments were $111.0 million compared to $134.1 million at December 28, 2012. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements during the next 12 months.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is collections from our clients. Our primary uses of cash from operating activities are for employee related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel.

Net cash used in operating activities was $5.2 million for the first quarter of 2013 as compared to $1.4 million during the same period last year. The increase in net cash used in operating activities was due to the timing of payments to vendors partially offset by a decrease in accounts receivable.

Net cash provided by (used in) investing activities is primarily related to the purchase and sale or maturity of short-term investments.

The increase in cash used in financing activities during the first quarter of 2013 as compared to the same period last year was due to an increase in repurchases of our common stock under our stock repurchase programs and payment of our declared dividend.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of March 29, 2013 (in thousands):

	Operating
Fiscal	lease	Capital	Purchase
year	commitments	leases	obligations	Total
2013 (remaining portion)	$5,411	$36	$2,673	$8,120
2014	6,202	48	-	6,250
2015	4,795	-	-	4,795
2016	3,355	-	-	3,355
2017	2,645	-	-	2,645
Thereafter	4,095	-	-	4,095
	$26,503	$84	$2,673	$29,260

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $31,377,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at March 29, 2013. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of March 29, 2013 invested amounts under the plan of $31,469,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three months ended March 29, 2013 and March 30, 2012:

	Three Months Ended
(in thousands, except percentages)	March 29, 2013	March 30, 2012

Revenues before reimbursements	$68,992	$66,470

EBITDA	$14,609	$14,800

EBITDA as a % of revenues before reimbursements	21.2%	22.3%

The decrease in EBITDA as a percentage of revenues before reimbursements was primarily due to a decrease in utilization and an increase in other operating and general administrative expenses. Our utilization decreased to 72% during the first quarter of 2013 as compared to 74% during the same period last year due to the anticipated step down in our elevated levels of activity on several major investigations and due to our investment in hiring technical consultants.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended March 29, 2013 and March 30, 2012:

	Three Months Ended
(in thousands)	March 29, 2013	March 30, 2012

Net income	$7,976	$8,201

Add back (subtract):

Income taxes	5,529	5,532
Interest income, net	(45)	(77)
Depreciation and amortization	1,149	1,144

EBITDA	14,609	14,800

Stock-based compensation	5,291	4,457

EBITDAS	$19,900	$19,257

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended March 29, 2013 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

December 29 to January 25	-	$-	-	$21,011
Additional funds authorized for
share repurchases				$35,000
January 26 to February 22	110	49.14	110	$50,621
February 23 to March 29	120	52.50	120	$44,335
Total	230	$50.89	230	$44,335

(1)	On May 25, 2011, the Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On February 9, 2012, the Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. On February 15, 2013, the Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

Item 6. Exhibits

(a)	Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: May 3, 2013

/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

-26-