Form 10-Q
period 2013-06-28
EXPONENT INC
filed 2013-08-02
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

Yes ☐           No ☒

As of July 26, 2013, the latest practicable date, the registrant had 13,133,089 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

June 28, 2013 and December 28, 2012

(in thousands, except par value)

(unaudited)

	June 28,	December 28,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$116,644	$113,268
Short-term investments	6,417	20,881
Accounts receivable, net of allowance for doubtful accounts of $2,702 and $2,666 at June 28, 2013 and December 28, 2012, respectively	86,446	85,361
Prepaid expenses and other assets	9,563	8,277
Deferred income taxes	9,053	7,657
Total current assets	228,123	235,444

Property, equipment and leasehold improvements, net	28,763	27,446
Goodwill	8,607	8,607
Deferred income taxes	18,933	18,359
Deferred compensation plan assets	29,323	24,801
Other assets	580	760
Total assets	$314,329	$315,417

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,964	$10,386
Accrued payroll and employee benefits	44,614	54,720
Deferred revenues	7,744	6,665
Total current liabilities	58,322	71,771

Other liabilities	1,102	988
Deferred compensation	29,193	24,697
Deferred rent	2,474	1,532
Total liabilities	91,091	98,988

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 16,427 shares issued at June 28, 2013 and December 28, 2012	16	16
Additional paid-in capital	138,706	123,693
Accumulated other comprehensive loss
Investment securities, available for sale	2	24
Foreign currency translation adjustments	(711)	(274)
	(709)	(250)
Retained earnings	210,585	206,057
Treasury stock, at cost; 3,294 and 3,221 shares held at June 28, 2013 and December 28, 2012, respectively	(125,360)	(113,087)
Total stockholders’ equity	223,238	216,429
Total liabilities and stockholders’ equity	$314,329	$315,417

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 28, 2013 and June 29, 2012

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Revenues:
Revenues before reimbursements	$71,919	$68,318	$140,911	$134,788
Reimbursements	3,586	6,166	7,254	11,621

Revenues	75,505	74,484	148,165	146,409

Operating expenses:
Compensation and related expenses	44,432	41,857	92,994	88,032
Other operating expenses	6,207	5,952	12,354	11,514
Reimbursable expenses	3,586	6,166	7,254	11,621
General and administrative expenses	3,687	3,148	7,119	6,065

Total operating expenses	57,912	57,123	119,721	117,232

Operating income	17,593	17,361	28,444	29,177

Other income (expense), net:
Interest income, net	36	88	81	165
Miscellaneous income (expense), net	642	(201)	3,251	1,639
Total other income (expense), net	678	(113)	3,332	1,804

Income before income taxes	18,271	17,248	31,776	30,981

Income taxes	7,423	6,921	12,952	12,453

Net income	$10,848	$10,327	$18,824	$18,528

Net income per share:
Basic	$0.80	$0.75	$1.38	$1.34
Diluted	$0.77	$0.72	$1.34	$1.29

Shares used in per share computations:
Basic	13,637	13,835	13,658	13,847
Diluted	14,007	14,316	14,068	14,373

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 28, 2013 and June 29, 2012

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Net income	$10,848	$10,327	$18,824	$18,528
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	24	(267)	(437)	(79)
Unrealized (loss) gain on investments, net of tax	(10)	(14)	(22)	12

Comprehensive income	$10,862	$10,046	$18,365	$18,461

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 28, 2013 and June 29, 2012

(in thousands)

(unaudited)

	Six Months Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:

Net income	$18,824	$18,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,384	2,326
Amortization of premiums and accretion of discounts on short-term investments	137	289
Deferred rent	942	(208)
Provision for doubtful accounts	473	634
Stock-based compensation	8,331	7,184
Deferred income tax provision	(1,692)	(1,682)
Tax benefit for stock plans	(3,807)	(2,572)
Changes in operating assets and liabilities:
Accounts receivable	(1,558)	(6,431)
Prepaid expenses and other assets	(3,495)	3,006
Accounts payable and accrued liabilities	(43)	4,897
Accrued payroll and employee benefits	(5,175)	(5,420)
Deferred revenues	1,079	(1,128)
Net cash provided by operating activities	16,400	19,423

Cash flows from investing activities:
Capital expenditures	(3,701)	(1,942)
Purchase of short-term investments	-	(515)
Maturity of short-term investments	14,290	400
Sale of short-term investments	-	518
Net cash provided by (used in) investing activities	10,589	(1,539)

Cash flows from financing activities:
Tax benefit for stock plans	3,807	2,572
Payroll taxes for restricted stock units	(6,112)	(3,473)
Repurchase of common stock	(17,626)	(18,456)
Exercise of share-based payment awards	883	1,485
Dividends paid	(3,967)	-
Net cash used in financing activities	(23,015)	(17,872)

Effect of foreign currency exchange rates on cash and cash equivalents	(598)	(10)

Net increase in cash and cash equivalents	3,376	2
Cash and cash equivalents at beginning of period	113,268	84,439
Cash and cash equivalents at end of period	$116,644	$84,441

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Exponent, Inc. (referred to as the “Company” or “Exponent”) is an engineering and scientific consulting firm that provides solutions to complex problems. The Company operates on a 52-53 week fiscal year ending on the Friday closest to the last day of December.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 28, 2013 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012 which was filed with the U.S. Securities and Exchange Commission on February 28, 2013.

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

Dividend. On April 16, 2013, the Company declared a cash dividend of $0.15 per share of the Company’s common stock, paid on June 28, 2013, to stockholders of record as of June 7, 2013. On July 22, 2013, the Company declared a cash dividend of $0.15 per share of the Company’s common stock, payable September 27, 2013, to stockholders of record as of September 6, 2013. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

Recently Adopted Accounting Pronouncements.  In February, 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for reporting of amounts reclassified out of accumulated other comprehensive income. The new standard does not change the current requirements for reporting net income or comprehensive income in financial statements. However, the new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Effective December 29, 2012, the Company adopted this standard. There were no amounts reclassified from accumulated other comprehensive income to net income during the three and six months ended June 28, 2013.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during the six months ended June 28, 2013 and June 29, 2012. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 28, 2013:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$63,843	$63,843	$-	$-

Fixed income available for sale securities (2)	6,417	-	6,417	-

Fixed income trading securities held in deferred compensation plan (3)	10,668	10,668	-	-

Equity trading securities held in deferred compensation plan (3)	22,637	22,637	-	-

Total	$103,565	$97,148	$6,417	$-

Liabilities
Deferred compensation plan (4)	33,175	33,175	-	-

Total	$33,175	$33,175	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 28, 2012:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$49,134	$49,134	$-	$-

Fixed income available for sale securities (2)	20,881	-	20,881	-

Fixed income trading securities held in deferred compensation plan (3)	9,911	9,911	-	-

Equity trading securities held in deferred compensation plan (3)	17,178	17,178	-	-

Total	$97,104	$76,223	$20,881	$-

Liabilities
Deferred compensation plan (4)	26,984	26,984	-	-

Total	$26,984	$26,984	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of June 28, 2013 and December 28, 2012 represent primarily obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

As of June 28, 2013, the Company held fixed income available-for-sale securities with an amortized cost of $6,415,000. The unrealized gain recorded in accumulated other comprehensive income was $2,000. There were no securities in a continuous unrealized loss position for more than twelve months. As of June 28, 2013, all available-for-sale securities had maturities of less than one year.

As of December 28, 2012, the Company held fixed income available-for-sale securities with an amortized cost of $20,841,000.

At June 28, 2013 and December 28, 2012, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at June 28, 2013 and December 28, 2012, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at June 28, 2013 and December 28, 2012 approximates their carrying value as reported on the consolidated balance sheet. The fair values of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in the Company’s valuation technique during fiscal 2013. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the six months ended June 28, 2013 and June 29, 2012.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Shares used in basic per share computation	13,637	13,835	13,658	13,847
Effect of dilutive common stock options outstanding	70	139	75	159
Effect of dilutive restricted stock units outstanding	300	342	335	367

Shares used in diluted per share computation	14,007	14,316	14,068	14,373

There were no options excluded from the diluted per share calculations for the three and six months ended June 28, 2013. Common stock options to purchase 19,505 shares and 25,000 shares, respectively, were excluded from the diluted per share calculation for the three and six months ended June 29, 2012 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $48.27 for the three and six months ended June 29, 2012.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,625,000 and $1,659,000 during the three months ended June 28, 2013 and June 29, 2012, respectively. For the six months ended June 28, 2013 and June 29, 2012, the Company recorded stock-based compensation expense associated with accrued bonus awards of $3,138,000 and $3,133,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,166,000 and $908,000 during the three months ended June 28, 2013 and June 29, 2012, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $4,324,000 and $3,739,000 during the six months ended June 28, 2013 and June 29, 2012, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. For options granted on or after January 1, 2012, all unvested stock option awards will continue to vest in the case of retirement at 59½ or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $249,000 and $160,000 during the three months ended June 28, 2013 and June 29, 2012, respectively, associated with stock option grants. The Company recorded stock-based compensation expense of $869,000 and $312,000 during the six months ended June 28, 2013 and June 29, 2012, respectively, associated with stock option grants.

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

Note 5: Treasury Stock

On May 25, 2011, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On February 9, 2012, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. On February 15, 2013, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock.

The Company repurchased 327,727 shares of its common stock for $17,118,000 during the six months ended June 28, 2013.  The Company repurchased 386,057 shares of its common stock for $18,456,000 during the six months ended June 29, 2012.  As of June 28, 2013, the Company had remaining authorization under its stock repurchase plans of $38,893,000 to repurchase shares of common stock.

The Company reissued 255,009 shares of its treasury stock with a cost of approximately $4,845,000 to settle restricted stock unit awards, stock options, dividends and purchases under the Employee Stock Purchase Plan during the six months ended June 28, 2013.  The Company reissued 266,518 shares of its treasury stock with a cost of approximately $7,149,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the six months ended June 29, 2012.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of June 28, 2013 and December 28, 2012, the invested amounts under the plan totaled $33,305,000 and $27,089,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of June 28, 2013 and December 28, 2012, vested amounts due under the plan totaled $33,175,000 and $26,984,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended June 28, 2013 and June 29, 2012, the Company recognized compensation expense of $168,000 and ($555,000), respectively, as a result of changes in the market value of the trust assets with the same amount being recorded in other income (expense), net. During the six months ended June 28, 2013 and June 29, 2012, the Company recognized compensation expense of $2,234,000 and $933,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in other income (expense), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	June 28, 2013	June 29, 2012

Cash paid during period:

Income taxes	$7,902	$7,307

Non-cash investing and financing activities:

Unrealized (loss) gain on short-term investments	$(22)	$12

Vested stock unit awards issued to settle accrued bonuses	$5,807	$5,343

Note 8: Accounts Receivable, Net

At June 28, 2013 and December 28, 2012, accounts receivable, net, was comprised of the following:

	June 28,	December 28,
(In thousands)	2013	2012

Billed accounts receivable	$59,878	$54,653
Unbilled accounts receivable	29,270	33,374
Allowance for doubtful accounts	(2,702)	(2,666)
Total accounts receivable, net	$86,446	$85,361

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

Segment information for the three and six months ended June 28, 2013 and June 29, 2012 follows:

Revenues
	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Engineering and other scientific	$53,635	$53,996	$106,958	$105,713
Environmental and health	21,870	20,488	41,207	40,696

Total revenues	$75,505	$74,484	$148,165	$146,409

Operating Income
	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Engineering and other scientific	$16,758	$16,423	$33,632	$31,356
Environmental and health	7,900	7,005	13,480	13,789

Total segment operating income	24,658	23,428	47,112	45,145

Corporate operating expense	(7,065)	(6,067)	(18,668)	(15,968)

Total operating income	$17,593	$17,361	$28,444	$29,177

Capital Expenditures
	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Engineering and other scientific	$1,573	$458	$2,934	$936
Environmental and health	31	31	69	174

Total segment capital expenditures	1,604	489	3,003	1,110

Corporate capital expenditures	138	159	698	832

Total capital expenditures	$1,742	$648	$3,701	$1,942

Depreciation and Amortization
	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Engineering and other scientific	$757	$700	$1,456	$1,384
Environmental and health	71	69	145	137

Total segment depreciation and amortization	828	769	1,601	1,521

Corporate depreciation and amortization	407	413	783	805

Total depreciation and amortization	$1,235	$1,182	$2,384	$2,326

No single customer comprised more than 10% of the Company’s revenues during the three or six months ended June 28, 2013 and June 29, 2012. No single customer comprised more that 10% of the Company’s accounts receivable at June 28, 2013 and June 29, 2012. Agencies of the U.S. federal government comprised 11% of the Company’s accounts receivable at December 28, 2012.

Note 10: Goodwill

Below is a breakdown of goodwill reported by segment as of June 28, 2013:

	Environmental	Engineering and
(In thousands)	and health	other scientific	Total

Goodwill	$8,099	$508	$8,607

There were no acquisitions, dispositions, impairments or other changes in the carrying amount of goodwill, nor any changes in the composition of the Company’s reporting units, during the six months ended June 28, 2013.

Note 11: Contingencies

The Company is party to a lawsuit arising from the Company’s hiring of employees from another consulting firm. Their former employer alleges that the Company aided and abetted the employees’ breach of duties owed to their former employer, wrongfully interfered with the former employer’s economic relationships, and breached a software license agreement. The lawsuit also alleges that the Company misappropriated the former employer’s trade secrets and violated unfair trade practice laws. The lawsuit does not allege a specific dollar amount of damages. The case is currently in discovery and no trial date has been set. The Company intends to vigorously defend itself. Although the Company’s ultimate liability in this matter (if any) cannot be determined based on the information currently available, the Company believes, after consultation with legal counsel, the ultimate resolution of this claim will not have a material adverse effect on its financial condition.

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

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2013 increased 1% and revenues before reimbursements increased 5% as compared to the same period last year. The increase in revenues before reimbursements was due to an increase in billable hours, an increase in billing rates and revenues of $1.75 million related to services performed in prior periods for a foreign client for which we deferred revenue recognition until receipt of payments. We experienced strong demand for our consulting services from a diverse set of clients for both reactive and proactive projects and received some follow-on activities related to several major investigations. This was partially offset by the expected decline in the level of activity for some of these major investigations. In the utility industry, we investigated pipeline failures and helped improve our clients’ integrity management processes. In the consumer electronics industry, we testified in intellectual property cases and evaluated new designs. In the medical device industry, we evaluated claims of product defects and tested new product reliability. In the oil and gas industry, we assessed environmental and health exposures and analyzed new drilling techniques.

The increase in revenues before reimbursements resulted in a 5% increase in net income during the second quarter of 2013 as compared to the same period last year. Net income increased to $10,848,000 during the second quarter of 2013 as compared to $10,327,000 during the same period last year. Diluted earnings per share increased to $0.77 per share as compared to $0.72 in the same period last year due to the increase in net income and our ongoing share repurchase program. The incremental revenue of $1.75 million related to services performed in prior periods for which we deferred revenue recognition until receipt of payments contributed $1,176,000 to operating income, $698,000 to net income, and $0.05 to diluted earnings per share during the second quarter of 2013.

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

Overview of the Three Months Ended June 28, 2013

During the second quarter of 2013, billable hours increased 3% to 280,000 as compared to 271,000 during the same period last year. The billable hours for the second quarter of 2013 included 6,446 hours related to the foreign client for which we recognized revenue upon receipt of payment. The remaining increase in billable hours was due to follow-on activities related to major investigations and continued demand for our proactive and reactive consulting services. Our utilization decreased to 75% during the second quarter of 2013 as compared to 76% during the same period last year due to the anticipated step down in our elevated levels of activity on several major investigations and due to our investment in hiring technical consultants. Technical full-time equivalent employees increased 4% to 714 during the second quarter of 2013 as compared to 685 during the same period last year due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended June 28, 2013 compared to Three Months Ended June 29, 2012

Revenues
	Three Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

Engineering and other scientific	$53,635	$53,996	(0.7)%
Percentage of total revenues	71.0%	72.5%
Environmental and health	21,870	20,488	6.7%
Percentage of total revenues	29.0%	27.5%

Total revenues	$75,505	$74,484	1.4%

The decrease in revenues for our engineering and other scientific segment was due to a decrease in reimbursable expenses partially offset by an increase in billable hours and an increase in billing rates. The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our defense technology development practice. During the second quarter of 2013, billable hours for this segment increased by 2% to 195,000 as compared to 191,000 during the same period last year. The increase in billable hours was due to strong demand for our services in our mechanical engineering, thermal sciences, human factors and buildings & structures practices. Technical full-time equivalent employees increased 5% to 493 during the second quarter of 2013 as compared to 470 for the same period last year due our continuing recruiting and retention efforts. Utilization decreased to 76% during the second quarter of 2013 as compared to 78% during the same period last year. The decrease in utilization was due to a step down from the elevated levels of activity on a number of major investigations and due to our investment in hiring technical consultants.

The increase in revenues for our environmental and health segment was due to revenues of $1.75 million that were recognized during the second quarter of 2013 related to services performed in prior quarters for a foreign client that were recognized as revenue upon receipt of payment. This was partially offset by a step down from the elevated levels of activity on a number of major investigations that engage consultants across many of our environmental and health practices and centers. During the second quarter of 2013, billable hours for this segment increased by 6% to 85,000 as compared to 80,000 during the same period last year. The billable hours for the second quarter of 2013 included 6,446 hours related to the foreign client for which we recognized revenue upon receipt of payment. Utilization increased to 74% for the second quarter of 2013 as compared to 72% for the same period last year due to the increase in billable hours associated with the revenues recognized upon receipt of payment. Technical full-time equivalent employees increased by 3% to 221 during the second quarter of 2013 as compared to 215 for the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

Compensation and related expenses	$44,432	$41,857	6.2%
Percentage of total revenues	58.8%	56.2%

The increase in compensation and related expenses during the second quarter of 2013 was due to an increase in payroll expense and bonus expense, and the change in the value of assets associated with our deferred compensation plan. Payroll expense increased $1,279,000 due to a 4% increase in technical full-time equivalent employees and our annual salary increase on March 30, 2013. Bonus expense increased $459,000 due to a corresponding increase in profitability. During the second quarter of 2013, deferred compensation expense increased $723,000 with a corresponding increase to other income (expense), net, as compared to second quarter of 2012 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $168,000 during the second quarter of 2013 and a decrease in the value of the plan assets of $555,000 during the second quarter of 2012. We expect our compensation expense to increase as we selectively add new talent.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

Other operating expenses	$6,207	$5,952	4.3%
Percentage of total revenues	8.2%	8.0%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the second quarter of 2013 was due to several individually insignificant items associated with the increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

Reimbursable expenses	$3,586	$6,166	(41.8)%
Percentage of total revenues	4.7%	8.3%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our defense technology development practice within our engineering and other scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

General and administrative expenses	$3,687	$3,148	17.1%
Percentage of total revenues	4.9%	4.2%

The increase in general and administrative expenses during the second quarter of 2013 was due to an increase in travel expenses of $167,000, an increase in recruiting expenses of $122,000, an increase in relocation expenses of $83,000, an increase in legal fees of $75,000 and several individually insignificant items associated with the increase in technical full-time equivalent employees and our business development activities. The increase in travel expenses was due to an increase in technical full-time equivalent employees and business development activities. The increase in recruiting costs was due to our efforts to hire experienced consultants. The increase in relocation was due to the increase in technical full time equivalent employees. The increase in legal expenses was due to an increase in costs associated with legal claims during the second quarter of 2013 as compared to the same period last year. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income (Expense), Net
	Three Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

Other income (expense), net	$678	$(113)	700%
Percentage of total revenues	0.9%	(0.2)%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the second quarter of 2013, other income (expense), net, increased $723,000 with a corresponding increase to deferred compensation expense, as compared to the second quarter in 2012 due to a change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $168,000 during the second quarter of 2013 and a decrease in the value of the plan assets of $555,000 during the second quarter of 2012. During the second quarter of 2013, rental income increased $115,000 as compared to the same period last year due to an increase in the occupancy rate for rental space in our Silicon Valley facility.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

Income taxes	$7,423	$6,921	7.3%
Percentage of total revenues	9.8%	9.3%
Effective tax rate	40.6%	40.1%

The increase in the effective tax rate was primarily due to an increase in non-deductible expenses.

Six Months Ended June 28, 2013 compared to Six Months Ended June 29, 2012

Revenues
	Six Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

Engineering and other scientific	$106,958	$105,713	1.2%
Percentage of total revenues	72.2%	72.2%
Environmental and health	41,207	40,696	1.3%
Percentage of total revenues	27.8%	27.8%

Total revenues	$148,165	$146,409	1.2%

The increase in revenues for our engineering and other scientific segment was due to an increase in billable hours and an increase in billing rates partially offset by a decrease in reimbursable expenses and a decrease in product sales in our defense technology development practice. During the first six months of 2013, billable hours for this segment increased 3% to 385,000 as compared to 374,000 during the same period last year. The increase in billable hours was due to strong demand for our services. Technical full-time equivalent employees increased 4% to 488 during the first six months of 2013 as compared to 471 for the same period last year due to our continuing recruiting and retention efforts. Utilization was 76% for the first six months of 2013 and 2012. Product sales in defense technology development decreased to $486,000 during the first six months of 2013 as compared to $2,797,000 during the same period last year due to lower sales of surveillance systems to the United States Army.

The increase in revenues for our environmental and health segment was due to revenues of $1.4 million that were recognized during the second quarter of 2013 related to services performed in the fourth quarter of 2012 for a foreign client that were recognized as revenue upon receipt of payment. This was partially offset by a step down from the elevated levels of activity on a number of major investigations that engage consultants across many of our environmental and health practices and centers. Billable hours were 160,000 during the first six months of 2013 and 2012. The billable hours for the first six months of 2013 included 5,017 hours related to the foreign client for which we recognized revenue upon receipt of payment. Utilization decreased to 69% for the first six months of 2013 as compared to 72% for the same period last year. The decrease in utilization was due to a step down from the elevated levels of activity on a number of major investigations and a decrease in demand for our services. Technical full-time equivalent employees increased by 4% to 222 during the first six months of 2013 as compared to 214 for the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Six Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

Compensation and related expenses	$92,994	$88,032	5.6%
Percentage of total revenues	62.8%	60.1%

The increase in compensation and related expenses during the first six months of 2013 was due to an increase in payroll, stock-based compensation expense, bonus expense and the change in value of assets associated with our deferred compensation plan. Payroll increased by $2,020,000 due a 4% increase in technical full-time equivalent employees and our annual salary increase on March 30, 2013. Stock-based compensation expense increased $1,120,000 due to an increase in the value of unvested restricted stock units granted during the first six months of 2013. Bonuses increased by $666,000 due to a corresponding increase in profitability. During the first six months of 2013, deferred compensation expense increased $1,301,000 with a corresponding increase to other income (expense), net, as compared to the first six months of 2012 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,234,000 during the first six months of 2013 as compared to an increase in the value of the plan assets of $933,000 during the first six months of 2012. We expect our compensation expense to increase as we selectively add new talent.

Other Operating Expenses
	Six Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

Other operating expenses	$12,354	$11,514	7.3%
Percentage of total revenues	8.3%	7.9%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first six months of 2013 was due to an increase in occupancy expense of $428,000 and several individually insignificant items associated with the increase in technical full-time equivalent employees. The increase in occupancy expense was due to the continued expansion of our facilities to accommodate the increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Six Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

Reimbursable expenses	$7,254	$11,621	(37.6)%
Percentage of total revenues	4.9%	7.9%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our defense technology development practice within our engineering and other scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Six Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

General and administrative expenses	$7,119	$6,065	17.4%
Percentage of total revenues	4.8%	4.1%

The increase in general and administrative expenses during the first six months of 2013 was primarily due an increase in legal expense of $370,000, an increase in travel expenses of $305,000, and an increase in recruiting expenses of $276,000. The increase in legal expenses was due to an increase in costs associated with legal claims during the first six months of 2013 as compared to the same period last year. The increase in travel expenses was due to an increase technical full-time equivalent employees and business development activities. The increase in recruiting costs was due to our efforts to hire experienced consultants. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income (Expense), Net
	Six Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

Other income (expense), net	$3,332	$1,804	84.7%
Percentage of total revenues	2.2%	1.2%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the first six months of 2013, other income (expense), net, increased $1,301,000 with a corresponding increase to deferred compensation expense as compared to the first six months of 2012 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,234,000 during the first six months of 2013 as compared to an increase in the value of the plan assets of $933,000 during the first six months of 2012. During the first six months of 2013, rental income increased $208,000 as compared to the same period last year due to an increase in the occupancy rate for rental space in our Silicon Valley facility.

Income Taxes
	Six Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	Percent Change

Income taxes	$12,952	$12,453	4.0%
Percentage of total revenues	8.7%	8.5%
Effective tax rate	40.8%	40.2%

The increase in the effective tax rate was primarily due to an increase in non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(In thousands)	June 28, 2013	June 29, 2012

Net cash provided by operating activities	$16,400	$19,423
Net cash provided by (used in) investing activities	10,589	(1,539)
Net cash used in financing activities	(23,015)	(17,872)

We financed our business during the first six months of 2013 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of June 28, 2013, our cash, cash equivalents and short-term investments were $123.1 million compared to $134.1 million at December 28, 2012. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements during the next 12 months.

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

Net cash provided by operating activities was $16.4 million for the first six months of 2013 as compared to $19.4 million during the same period last year. The decrease in net cash provided by operating activities was primarily due to the timing of payments to vendors partially offset by slower growth of accounts receivable.

Net cash provided by (used in) investing activities is primarily related to the purchase and sale or maturity of short-term investments.

The increase in cash used in financing activities during the first six months of 2013 as compared to the same period last year was primarily due to our quarterly dividend payments which started in the first quarter of 2013.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of June 28, 2013 (in thousands):

	Operating
Fiscal	lease	Capital	Purchase
year	commitments	leases	obligations	Total
2013 (remaining portion)	$3,698	$24	$656	$4,378
2014	6,379	48	-	6,427
2015	4,954	-	-	4,954
2016	3,423	-	-	3,423
2017	2,644	-	-	2,644
Thereafter	4,132	-	-	4,132
	$25,230	$72	$656	$25,958

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $29,193,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at June 28, 2013. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of June 28, 2013 invested amounts under the plan of $29,323,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three and six months ended June 28, 2013 and June 29, 2012:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Revenues before reimbursements	$71,919	$68,318	$140,911	$134,788

EBITDA	$19,470	$18,342	$34,079	$33,142

EBITDA as a % of revenues before reimbursements	27.1%	26.8%	24.2%	24.6%

During the second quarter of 2013, our revenues before reimbursements included $1.75 million related to services performed in prior periods for a foreign client for which we recognized revenue upon receipt of payment. This cash basis revenue contributed 100 basis points to EBITDA as a percentage of revenues before reimbursements during the second quarter of 2013. The contribution of this revenue recognized on a cash basis was offset by a decrease in utilization and increases in other operating and general and administrative expenses.

The decrease in EBITDA as a percentage of revenues before reimbursements for the first six months of 2013 was due to a decrease in utilization and increases in other operating and general and administrative expenses. During the first six months of 2013, our revenues before reimbursements included $1.4 million related to services performed in prior periods for a foreign client for which we recognized revenue upon receipt of payment. This cash basis revenue contributed 40 basis points to EBITDA as a percentage of revenues before reimbursements during the first six months of 2013.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended June 28, 2013 and June 29, 2012:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Net income	$10,848	$10,327	$18,824	$18,528

Add back (subtract):

Income taxes	7,423	6,921	12,952	12,453
Interest income, net	(36)	(88)	(81)	(165)
Depreciation and amortization	1,235	1,182	2,384	2,326

EBITDA	19,470	18,342	34,079	33,142

Stock-based compensation	3,040	2,727	8,331	7,184

EBITDAS	$22,510	$21,069	$42,410	$40,326

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended June 28, 2013 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

March 30 to April 26	32	$52.79	32	$42,621
April 27 to May 24	-	-	-	$42,621
May 25 to June 28	66	56.63	66	$38,893
Total	98	$55.36	98	$38,893

(1)	On May 25, 2011, the Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On February 9, 2012, the Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. On February 15, 2013, the Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

Item 6.  Exhibits

(a)	Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: August 2, 2013
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

- 27 -