Form 10-Q
period 2013-09-27
EXPONENT INC
filed 2013-11-01
CIK 851520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                           Yes ☐      No ☒

As of October 25, 2013, the latest practicable date, the registrant had 13,103,213 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets
September 27, 2013 and December 28, 2012
(in thousands, except par value)
(unaudited)

	September 27,	December 28,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$121,747	$113,268
Short-term investments	13,296	20,881
Accounts receivable, net of allowance for doubtful accounts
of $2,772 and $2,666 at September 27, 2013 and
December 28, 2012, respectively	82,177	85,361
Prepaid expenses and other assets	9,512	8,277
Deferred income taxes	8,295	7,657
Total current assets	235,027	235,444

Property, equipment and leasehold improvements, net	28,372	27,446
Goodwill	8,607	8,607
Deferred income taxes	20,489	18,359
Deferred compensation plan assets	31,386	24,801
Other assets	596	760
Total assets	$324,477	$315,417

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,139	$10,386
Accrued payroll and employee benefits	47,645	54,720
Deferred revenues	6,155	6,665
Total current liabilities	58,939	71,771
Other liabilities	1,164	988
Deferred compensation	31,319	24,697
Deferred rent	2,416	1,532
Total liabilities	93,838	98,988

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized;
16,427 shares issued at September 27, 2013 and December 28, 2012	16	16
Additional paid-in capital	140,013	123,693
Accumulated other comprehensive loss
Investment securities, available for sale	(1)	24
Foreign currency translation adjustments	(155)	(274)
	(156)	(250)
Retained earnings	219,493	206,057
Treasury stock, at cost; 3,327 and 3,221 shares held at
September 27, 2013 and December 28, 2012, respectively	(128,727)	(113,087)
Total stockholders’ equity	230,639	216,429
Total liabilities and stockholders’ equity	$324,477	$315,417

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 27, 2013 and September 28, 2012

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Revenues:
Revenues before reimbursements	$70,096	$66,725	$211,007	$201,513
Reimbursements	5,135	6,573	12,389	18,194

Revenues	75,231	73,298	223,396	219,707

Operating expenses:
Compensation and related expenses	44,801	42,589	137,795	130,621
Other operating expenses	6,440	5,908	18,794	17,422
Reimbursable expenses	5,135	6,573	12,389	18,194
General and administrative expenses	3,695	3,500	10,814	9,565

Total operating expenses	60,071	58,570	179,792	175,802

Operating income	15,160	14,728	43,604	43,905

Other income, net:
Interest income, net	14	80	95	245
Miscellaneous income, net	2,341	1,522	5,592	3,161
Total other income, net	2,355	1,602	5,687	3,406

Income before income taxes	17,515	16,330	49,291	47,311

Income taxes	6,421	6,105	19,373	18,558

Net income	$11,094	$10,225	$29,918	$28,753

Net income per share:
Basic	$0.82	$0.75	$2.19	$2.08
Diluted	$0.79	$0.72	$2.13	$2.01

Shares used in per share computations:
Basic	13,598	13,694	13,638	13,796
Diluted	13,993	14,196	14,047	14,317

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 27, 2013 and September 28, 2012

(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Net income	$11,094	$10,225	$29,918	$28,753
Other comprehensive income (loss):
Foreign currency translation
adjustments, net of tax	556	306	119	227
Unrealized loss on investments,
net of tax	(3)	(17)	(25)	(5)
Comprehensive income	$11,647	$10,514	$30,012	$28,975

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 27, 2013 and September 28, 2012

  (in thousands)
(unaudited)

	Nine Months Ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities:

Net income	$29,918	$28,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,667	3,459
Amortization of premiums and accretion of discounts on short-term investments	165	428
Deferred rent	884	(296)
Provision for doubtful accounts	822	1,304
Stock-based compensation	10,832	9,932
Deferred income tax provision	(2,770)	(2,780)
Tax benefit for stock plans	(4,064)	(2,762)
Changes in operating assets and liabilities:
Accounts receivable	2,362	(16,594)
Prepaid expenses and other assets	(3,498)	(4,849)
Accounts payable and accrued liabilities	(521)	6,574
Accrued payroll and employee benefits	(3,469)	(925)
Deferred revenues	(510)	(610)
Net cash provided by operating activities	33,818	21,634

Cash flows from investing activities:
Capital expenditures	(4,593)	(3,425)
Purchase of short-term investments	(11,813)	(515)
Maturity of short-term investments	19,190	2,735
Sale of short-term investments	-	518
Net cash provided by (used in) investing activities	2,784	(687)

Cash flows from financing activities:
Tax benefit for stock plans	4,064	2,762
Payroll taxes for restricted stock units	(6,112)	(3,531)
Repurchase of common stock	(21,719)	(19,437)
Exercise of share-based payment awards	1,497	2,071
Dividends paid	(5,962)	-
Net cash used in financing activities	(28,232)	(18,135)

Effect of foreign currency exchange rates on cash and cash equivalents	109	402

Net increase in cash and cash equivalents	8,479	3,214
Cash and cash equivalents at beginning of period	113,268	84,439
Cash and cash equivalents at end of period	$121,747	$87,653

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature.  The operating results for the three and nine months ended September 27, 2013 are not necessarily representative of the results of future quarterly or annual periods.  The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012 which was filed with the U.S. Securities and Exchange Commission on February 28, 2013.

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

Dividend.  On April 16, 2013, the Company declared a cash dividend of $0.15 per share of the Company’s common stock, paid on June 28, 2013, to stockholders of record as of June 7, 2013.   On July 22, 2013, the Company declared a cash dividend of $0.15 per share of the Company’s common stock, paid on September 27, 2013, to stockholders of record as of September 6, 2013.  On October 15, 2013, the Company declared a cash dividend of $0.15 per share of the Company’s common stock, payable on December 20, 2013, to stockholders of record as of November 29, 2013.  The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

Recently Adopted Accounting Pronouncements.  In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for reporting of amounts reclassified out of accumulated other comprehensive income.  The new standard does not change the current requirements for reporting net income or comprehensive income in financial statements.  However, the new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  Effective December 29, 2012, the Company adopted this standard.  There were no amounts reclassified from accumulated other comprehensive income to net income during the three and nine months ended September 27, 2013.

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

Note 2:  Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during the nine months ended September 27, 2013 and September 28, 2012. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 27, 2013:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market
securities (1)	$56,938	$56,938	$-	$-

Fixed income available
for sale securities (2)	13,296	-	13,296	-

Fixed income trading
securities held in deferred
compensation plan (3)	9,921	9,921	-	-

Equity trading securities
held in deferred
compensation plan (3)	25,578	25,578	-	-

Total	$105,733	$92,437	$13,296	$-

Liabilities
Deferred compensation
plan (4)	35,431	35,431	-	-

Total	$35,431	$35,431	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 28, 2012:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market
securities (1)	$49,134	$49,134	$-	$-

Fixed income available
for sale securities (2)	20,881	-	20,881	-

Fixed income trading
securities held in deferred
compensation plan (3)	9,911	9,911	-	-

Equity trading securities
held in deferred
compensation plan (3)	17,178	17,178	-	-

Total	$97,104	$76,223	$20,881	$-

Liabilities
Deferred compensation
plan (4)	26,984	26,984	-	-

Total	$26,984	$26,984	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of September 27, 2013 and December 28, 2012 represent primarily obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

 Cash, cash equivalents and short-term investments consisted of the following as of September 27, 2013:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$64,809	$-	$-	$64,809

Cash equivalents:
Money market securities	56,938	-	-	56,938
Total cash equivalents	56,938	-	-	56,938
Total cash and cash equivalents	121,747	-	-	121,747

Short-term investments:
State and municipal bonds	13,299	3	(6)	13,296
Total short-term investments	13,299	3	(6)	13,296

Total cash, cash equivalents
and short-term investments	$135,046	$3	$(6)	$135,043

There were no securities in a continuous unrealized loss position for more than 12 months as of September 27, 2013.

Cash, cash equivalents and short-term investments consisted of the following as of December 28, 2012:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$64,134	$-	$-	$64,134

Cash equivalents:
Money market securities	49,134	-	-	49,134
Total cash equivalents	49,134	-	-	49,134
Total cash and cash equivalents	113,268	-	-	113,268

Short-term investments:
State and municipal bonds	20,841	41	(1)	20,881
Total short-term investments	20,841	41	(1)	20,881

Total cash, cash equivalents
and short-term investments	$134,109	$41	$(1)	$134,149

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of September 27, 2013:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$6,069	$6,066
Due between one and two years	6,357	6,357
Due between two and three years	873	873
Total	$13,299	$13,296

At September 27, 2013 and December 28, 2012, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at September 27, 2013 and December 28, 2012, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at September 27, 2013 and December 28, 2012 approximates their carrying value as reported on the consolidated balance sheet. The fair values of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in the Company’s valuation technique during fiscal 2013. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the nine months ended September 27, 2013 and September 28, 2012.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Shares used in basic per share computation	13,598	13,694	13,638	13,796
Effect of dilutive common stock options outstanding	83	150	78	158
Effect of dilutive restricted stock units outstanding	312	352	331	363

Shares used in diluted per share computation	13,993	14,196	14,047	14,317

There were no options excluded from the diluted per share calculations for the three and nine months ended September 27, 2013 and September 28, 2012.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant.  The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses.  The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned.  The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,557,000 and $1,568,000 during the three months ended September 27, 2013 and September 28, 2012, respectively.  For the nine months ended September 27, 2013 and September 28, 2012, the Company recorded stock-based compensation expense associated with accrued bonus awards of $4,695,000 and $4,701,000, respectively.  The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½.  If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant.  The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $844,000 and $1,018,000 during the three months ended September 27, 2013 and September 28, 2012, respectively.  The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $5,169,000 and $4,757,000 during the nine months ended September 27, 2013 and September 28, 2012, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date.  For options granted on or after January 1, 2012, all unvested stock option awards will continue to vest in the case of retirement at 59½ or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company.  The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant.  The Company recorded stock-based compensation expense of $100,000 and $162,000 during the three months ended September 27, 2013 and September 28, 2012, respectively, associated with stock option grants.  The Company recorded stock-based compensation expense of $969,000 and $474,000 during the nine months ended September 27, 2013 and September 28, 2012, respectively, associated with stock option grants.

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

The Company repurchased 388,604 shares of its common stock for $21,211,000 during the nine months ended September 27, 2013.  The Company repurchased 404,948 shares of its common stock for $19,437,000 during the nine months ended September 28, 2012.  As of September 27, 2013, the Company had remaining authorization under its stock repurchase plans of $34,800,000 to repurchase shares of common stock.

The Company reissued 282,010 shares of its treasury stock with a cost of approximately $5,711,000 to settle restricted stock unit awards, stock options, dividends and purchases under the Employee Stock Purchase Plan during the nine months ended September 27, 2013.  The Company reissued 292,316 shares of its treasury stock with a cost of $7,902,000 to settle restricted stock unit awards, stock options and purchases under the Employee Stock Purchase Plan during the nine months ended September 28, 2012.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees.  Under this plan, participants may elect to defer up to 100% of their compensation.  Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors.  As of September 27, 2013 and December 28, 2012, the invested amounts under the plan totaled $35,499,000 and $27,089,000, respectively.  These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to other income and expense.

As of September 27, 2013 and December 28, 2012, vested amounts due under the plan totaled $35,431,000 and $26,984,000, respectively.  Changes in the liability are recorded as adjustments to compensation expense. During the three months ended September 27, 2013 and September 28, 2012, the Company recognized compensation expense of $1,893,000 and $1,094,000, respectively, as a result of increases in the fair value of the trust assets with the same amount being recorded as income in other income, net.  During the nine months ended September 27, 2013 and September 28, 2012, the Company recognized compensation expense of $4,128,000 and $2,027,000, respectively, as a result of increases in the fair value of the trust assets with the same amount being recorded as income in other income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 27, 2013	September 28, 2012
Cash paid during period:
Income taxes	$17,027	$16,026
Non-cash investing and financing activities:
Unrealized loss on short-term investments	$(25)	$(5)
Vested stock unit awards issued to settle accrued bonuses	$5,807	$5,343

Note 8: Accounts Receivable, Net

At September 27, 2013 and December 28, 2012, accounts receivable, net, was comprised of the following:

	September 27,	December 28,
(In thousands)	2013	2012

Billed accounts receivable	$52,733	$54,653
Unbilled accounts receivable	32,216	33,374
Allowance for doubtful accounts	(2,772)	(2,666)
Total accounts receivable, net	$82,177	$85,361

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

Segment information for the three and nine months ended September 27, 2013 and September 28, 2012 follows:

Revenues
	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Engineering and other scientific	$56,395	$53,071	$163,353	$158,784
Environmental and health	18,836	20,227	60,043	60,923

Total revenues	$75,231	$73,298	$223,396	$219,707

Operating Income
	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Engineering and other scientific	$18,115	$16,217	$51,747	$47,573
Environmental and health	5,624	6,933	19,104	20,722

Total segment operating income	23,739	23,150	70,851	68,295

Corporate operating expense	(8,579)	(8,422)	(27,247)	(24,390)

Total operating income	$15,160	$14,728	$43,604	$43,905

Capital Expenditures
	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Engineering and other scientific	$664	$1,103	$3,924	$2,039
Environmental and health	41	174	110	348

Total segment capital expenditures	705	1,277	4,034	2,387

Corporate capital expenditures	187	206	559	1,038

Total capital expenditures	$892	$1,483	$4,593	$3,425

Depreciation and Amortization
	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Engineering and other scientific	$813	$677	$2,269	$2,061
Environmental and health	76	72	221	209

Total segment depreciation and amortization	889	749	2,490	2,270

Corporate depreciation and amortization	394	384	1,177	1,189

Total depreciation and amortization	$1,283	$1,133	$3,667	$3,459

No single customer comprised more than 10% of the Company’s revenues during the three or nine months ended September 27, 2013 and September 28, 2012.  No single customer comprised more than 10% of the Company’s accounts receivable at September 27, 2013.  Agencies of the U.S. federal government comprised 11% of the Company’s accounts receivable at December 28, 2012.

Note 10: Goodwill

Below is a breakdown of goodwill reported by segment as of September 27, 2013:

	Environmental	Engineering and
(In thousands)	and health	other scientific	Total

Goodwill	$8,099	$508	$8,607

There were no acquisitions, dispositions, impairments or other changes in the carrying amount of goodwill, nor any changes in the composition of the Company’s reporting units, during the nine months ended September 27, 2013.

Note 11: Contingencies

The Company is party to a lawsuit arising from the Company’s hiring of employees from another consulting firm.  Their former employer alleges that the Company aided and abetted the employees’ breach of duties owed to their former employer, wrongfully interfered with the former employer’s economic relationships, and breached a software license agreement.  The lawsuit also alleges that the Company misappropriated the former employer’s trade secrets and violated unfair trade practice laws.  The lawsuit does not allege a specific dollar amount of damages. The case is currently in discovery and no trial date has been set.  The Company intends to vigorously defend itself.  Although the Company’s ultimate liability in this matter cannot be determined based on the information currently available, the Company believes, after consultation with legal counsel, the ultimate resolution of this claim will not have a material adverse effect on its financial condition.

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

Business Overview

Exponent, Inc. is an engineering and scientific consulting firm that provides solutions to complex problems.  Our multidisciplinary team of scientists, physicians, engineers and business consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and business today.  Our services include analysis of product development, product recall, regulatory compliance, and discovery of potential problems related to products, people or property and impending litigation, as well as the development of technical new products.

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

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2013 increased 3% and revenues before reimbursements increased 5% as compared to the same period last year.  The increase in revenues before reimbursements was due to an increase in billable hours and an increase in billing rates.  We experienced strong demand for our consulting services from a diverse set of clients for both reactive and proactive projects and received some follow-on activities related to several major investigations.  This was partially offset by the expected decline in the level of activity for some of these major investigations.  In the utility industry, we investigated pipeline failures and helped improve our clients’ integrity management processes.  In the consumer electronics industry, we worked on intellectual property cases and evaluated new designs.  In the medical device industry, we evaluated claims of product defects and tested new product reliability.  In the oil and gas industry, we assessed environmental and health exposures and analyzed new drilling techniques.

The increase in revenues before reimbursements resulted in an 8% increase in net income during the third quarter of 2013 as compared to the same period last year.  Net income increased to $11,094,000 during the third quarter of 2013 as compared to $10,225,000 during the same period last year.  Diluted earnings per share increased to $0.79 per share as compared to $0.72 in the same period last year due to the increase in net income and our ongoing share repurchase program.

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

Overview of the Three Months Ended September 27, 2013

During the third quarter of 2013, billable hours increased 2% to 273,000 as compared to 267,000 during the same period last year.  The increase in billable hours was due to follow-on activities related to major investigations and continued demand for our proactive and reactive consulting services.  Our utilization decreased to 72% during the third quarter of 2013 as compared to 74% during the same period last year due to the anticipated step down in our elevated levels of activity on several major investigations and due to our investment in hiring technical consultants.  Technical full-time equivalent employees increased 5% to 726 during the third quarter of 2013 as compared to 694 during the same period last year due to our recruiting and retention efforts.  We continue to selectively hire key talent to expand our capabilities.

Three Months Ended September 27, 2013 compared to Three Months Ended September 28, 2012

Revenues
	Three Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

Engineering and other scientific	$56,395	$53,071	6.3%
Percentage of total revenues	75.0%	72.4%
Environmental and health	18,836	20,227	(6.9)%
Percentage of total revenues	25.0%	27.6%

Total revenues	$75,231	$73,298	2.6%

The increase in revenues for our Engineering and other scientific segment was due to an increase in billable hours and an increase in billing rates partially offset by a decrease in reimbursable expenses.  During the third quarter of 2013, billable hours for this segment increased by 8% to 200,000 as compared to 186,000 during the same period last year.  The increase in billable hours was due to strong demand for our services in our polymer sciences, mechanical engineering, biomedical and construction consulting practices.  Technical full-time equivalent employees increased 7% to 504 during the third quarter of 2013 as compared to 473 for the same period last year due our continuing recruiting and retention efforts.  Utilization was 76% during the third quarter of 2013 and 2012.  The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our defense technology development practice.

The decrease in revenues for our Environmental and health segment was due to a step down from the elevated levels of activity on a number of major investigations that engage consultants across many of our environmental and health practices and centers.  During the third quarter of 2013, billable hours for this segment decreased by 10% to 73,000 as compared to 81,000 during the same period last year.  Utilization decreased to 64% for the third quarter of 2013 as compared to 71% for the same period last year due to a step down from the elevated levels of activity on a number of major investigations and a decrease in the demand for our services.  Technical full-time equivalent employees were 222 during the third quarter of 2013 as compared to 221 during the third quarter of 2012.

Compensation and Related Expenses
	Three Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

Compensation and related expenses	$44,801	$42,589	5.2%
Percentage of total revenues	59.6%	58.1%

The increase in compensation and related expenses during the third quarter of 2013 was due to an increase in payroll expense and fringe benefits, and the change in the value of assets associated with our deferred compensation plan.  Payroll expense increased $1,238,000 and fringe benefits increased $294,000 due to a 5% increase in technical full-time equivalent employees and our annual salary increase on March 30, 2013.  During the third quarter of 2013, deferred compensation expense increased $799,000 with a corresponding increase to other income, net, as compared to the third quarter of 2012 due to the change in value of assets associated with our deferred compensation plan.  This increase consisted of an increase in the value of the plan assets of $1,893,000 during the third quarter of 2013 as compared to an increase in the value of the plan assets of $1,094,000 during the third quarter of 2012.  We expect our compensation expense to increase as we selectively add new talent.

Other Operating Expenses
	Three Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

Other operating expenses	$6,440	$5,908	9.0%
Percentage of total revenues	8.6%	8.1%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements.  The increase in other operating expenses during the third quarter of 2013 was due to an increase in occupancy expense of $154,000, an increase in depreciation and amortization of $148,000 and several individually insignificant items.  These increases were associated with the increase in technical full-time equivalent employees during the third quarter of 2013.  We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

Reimbursable expenses	$5,135	$6,573	(21.9)%
Percentage of total revenues	6.8%	9.0%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our defense technology development practice within our Engineering and other scientific segment.  The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

General and administrative expenses	$3,695	$3,500	5.6%
Percentage of total revenues	4.9%	4.8%

The increase in general and administrative expenses during the third quarter of 2013 was due to an increase in legal expenses of $343,000 partially offset by a decrease in charitable contributions of $152,000.  The increase in legal expenses was due to an increase in costs associated with legal claims during the third quarter of 2013 as compared to the same period last year.  We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income, Net
	Three Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

Other income, net	$2,355	$1,602	47.0%
Percentage of total revenues	3.1%	2.2%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility.  During the third quarter of 2013, other income, net, increased $799,000 with a corresponding increase to deferred compensation expense, as compared to the third quarter in 2012 due to a change in value of assets associated with our deferred compensation plan.  This increase consisted of an increase in the value of the plan assets of $1,893,000 during the third quarter of 2013 as compared to an increase in the value of the plan assets of $1,094,000 during the third quarter of 2012.

Income Taxes
	Three Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

Income taxes	$6,421	$6,105	5.2%
Percentage of total revenues	8.5%	8.3%
Effective tax rate	36.7%	37.4%

The increase in income taxes was due to a corresponding increase in pre-tax income.  The decrease in the effective tax rate was primarily due to an increase in deductions.

Nine Months Ended September 27, 2013 compared to Nine Months Ended September 28, 2012

Revenues
	Nine Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

Engineering and other scientific	$163,353	$158,784	2.9%
Percentage of total revenues	73.1%	72.3%
Environmental and health	60,043	60,923	(1.4)%
Percentage of total revenues	26.9%	27.7%

Total revenues	$223,396	$219,707	1.7%

The increase in revenues for our Engineering and other scientific segment was due to an increase in billable hours and an increase in billing rates partially offset by a decrease in reimbursable expenses and a decrease in product sales in our defense technology development practice.  During the first nine months of 2013, billable hours for this segment increased 4% to 584,000 as compared to 560,000 during the same period last year.  The increase in billable hours was due to strong demand for our services.  Technical full-time equivalent employees increased 4% to 493 during the first nine months of 2013 as compared to 472 for the same period last year due to our continuing recruiting and retention efforts.  Utilization was 76% for the first nine months of 2013 and 2012.  Product sales in defense technology development decreased to $486,000 during the first nine months of 2013 as compared to $2,866,000 during the same period last year due to lower sales of surveillance systems to the United States Army.

The decrease in revenues for our Environmental and health segment was due to a step down from the elevated levels of activity on a number of major investigations that engage consultants across many of our environmental and health practices and centers partially offset by revenues of $1.4 million that were recognized during the first nine months of 2013, upon receipt of payment, related to services performed in the fourth quarter of 2012 for a foreign client.  Billable hours decreased 4% to 233,000 during the first nine months of 2013 as compared to 242,000 during the same period last year.  The billable hours for the first nine months of 2013 included 5,017 hours related to the foreign client for which we recognized revenue upon receipt of payment.  Utilization decreased to 67% for the first nine months of 2013 as compared to 72% for the same period last year.  The decrease in utilization was due to a step down from the elevated levels of activity on a number of major investigations and a decrease in demand for our services.  Technical full-time equivalent employees increased by 3% to 222 during the first nine months of 2013 as compared to 216 for the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Nine Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

Compensation and related expenses	$137,795	$130,621	5.5%
Percentage of total revenues	61.7%	59.5%

The increase in compensation and related expenses during the first nine months of 2013 was due to an increase in payroll, stock-based compensation expense, bonus expense and the change in value of assets associated with our deferred compensation plan.  Payroll increased by $3,257,000 due to a 4% increase in technical full-time equivalent employees and our annual salary increase on March 30, 2013.  Stock-based compensation expense increased $888,000 due to an increase in the value of unvested restricted stock units granted during the first nine months of 2013.  Bonuses increased by $732,000 due to a corresponding increase in profitability.  During the first nine months of 2013, deferred compensation expense increased $2,101,000 with a corresponding increase to other income, net, as compared to the first nine months of 2012 due to the change in value of assets associated with our deferred compensation plan.  This increase consisted of an increase in the value of the plan assets of $4,128,000 during the first nine months of 2013 as compared to an increase in the value of the plan assets of $2,027,000 during the first nine months of 2012.  We expect our compensation expense to increase as we selectively add new talent.

Other Operating Expenses
	Nine Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

Other operating expenses	$18,794	$17,422	7.9%
Percentage of total revenues	8.4%	7.9%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements.  The increase in other operating expenses during the first nine months of 2013 was due to an increase in occupancy expense of $582,000, an increase in depreciation and amortization of $201,000 and several individually insignificant items associated with the increase in technical full-time equivalent employees.  The increases in occupancy expense and depreciation and amortization were due to the continued expansion of our facilities to accommodate the increase in technical full-time equivalent employees.  We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Nine Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

Reimbursable expenses	$12,389	$18,194	(31.9)%
Percentage of total revenues	5.5%	8.3%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our defense technology development practice within our Engineering and other scientific segment.  The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Nine Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

General and administrative expenses	$10,814	$9,565	13.1%
Percentage of total revenues	4.8%	4.4%

The increase in general and administrative expenses during the first nine months of 2013 was primarily due an increase in legal expense of $714,000, an increase in travel expenses of $378,000, and an increase in recruiting expenses of $336,000, partially offset by a decrease in charitable contributions of $306,000.  The increase in legal expenses was due to an increase in costs associated with legal claims during the first nine months of 2013 as compared to the same period last year.  The increase in travel expenses was due to an increase in technical full-time equivalent employees and business development activities.  The increase in recruiting costs was due to our efforts to hire experienced consultants.  We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income, Net
	Nine Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

Other income, net	$5,687	$3,406	67.0%
Percentage of total revenues	2.5%	1.6%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility.  During the first nine months of 2013, other income, net, increased $2,101,000 with a corresponding increase to deferred compensation expense as compared to the first nine months of 2012 due to the change in value of assets associated with our deferred compensation plan.  This increase consisted of an increase in the value of the plan assets of $4,128,000 during the first nine months of 2013 as compared to an increase in the value of the plan assets of $2,027,000 during the first nine months of 2012.

Income Taxes
	Nine Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	Percent Change

Income taxes	$19,373	$18,558	4.4%
Percentage of total revenues	8.7%	8.4%
Effective tax rate	39.3%	39.2%

The increase in income taxes was due to a corresponding increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(In thousands)	September 27, 2013	September 28, 2012

Net cash provided by operating activities	$33,818	$21,634
Net cash provided by (used in) investing activities	2,784	(687)
Net cash used in financing activities	(28,232)	(18,135)

We financed our business during the first nine months of 2013 through available cash. We invest our excess cash in cash equivalents and short-term investments.  As of September 27, 2013, our cash, cash equivalents and short-term investments were $135.0 million compared to $134.1 million at December 28, 2012.  We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements during the next 12 months.

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

Net cash provided by operating activities was $33.8 million for the first nine months of 2013 as compared to $21.6 million during the same period last year.  The increase in net cash provided by operating activities was primarily due to a decrease in accounts receivable during the first nine months of 2013 as compared to an increase during the same period last year.

The increase in net cash provided by investing activities was primarily related to the purchase and sale or maturity of short-term investments partially offset by an increase in capital expenditures.  The increase in capital expenditures was due to leasehold improvements associated with the expansion of our facilities.

The increase in net cash used in financing activities during the first nine months of 2013 as compared to the same period last year was due to our quarterly dividend payments which started in the first quarter of 2013, an increase in repurchases of common stock, and an increase in payroll taxes for restricted stock units.

We expect to continue our investing activities, including capital expenditures.  Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of September 27, 2013 (in thousands):

	Operating
Fiscal	lease	Capital	Purchase
year	commitments	leases	obligations	Total
2013 (remaining portion)	$1,923	$12	$1,720	$3,655
2014	6,787	48	-	6,835
2015	5,479	-	-	5,479
2016	3,719	-	-	3,719
2017	2,733	-	-	2,733
Thereafter	4,132	-	-	4,132
	$24,773	$60	$1,720	$26,553

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees.  Vested amounts due under the plan of $31,319,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at September 27, 2013.  Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors.  As of September 27, 2013 invested amounts under the plan of $31,386,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three and nine months ended September 27, 2013 and September 28, 2012:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Revenues before reimbursements	$70,096	$66,725	$211,007	$201,513
EBITDA	$18,784	$17,383	$52,863	$50,525
EBITDA as a % of revenues before reimbursements	26.8%	26.1%	25.1%	25.1%

The increase in EBITDA as a percentage of revenues before reimbursements during the third quarter of 2013 as compared to the same period last year was primarily due to an increase in revenue combined with moderate growth in compensation and related expenses.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended September 27, 2013 and September 28, 2012:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Net income	$11,094	$10,225	$29,918	$28,753

Add back (subtract):

Income taxes	6,421	6,105	19,373	18,558
Interest income, net	(14)	(80)	(95)	(245)
Depreciation and amortization	1,283	1,133	3,667	3,459

EBITDA	18,784	17,383	52,863	50,525

Stock-based compensation	2,501	2,748	10,832	9,932

EBITDAS	$21,285	$20,131	$63,695	$60,457

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended September 27, 2013 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

June 29 to July 26	-	$-	-	$38,893
July 27 to August 23	-	-	-	$38,893
August 24 to September 27	61	67.23	61	$34,800
Total	61	$67.23	61	$34,800

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

Date: November 1, 2013
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

