Form 10-K
period 2014-01-03
EXPONENT INC
filed 2014-03-03
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________________

FORM 10-K
________________________________

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 3, 2014.
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

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
Yes ☐        No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the closing sales price of the Common Stock as reported on the NASDAQ National Market on June 28, 2013, the last business day of the registrant’s most recently completed second quarter, was $543,857,810.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 28, 2013 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer’s Common Stock outstanding as of February 21, 2014 was 13,063,216.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders to be held on May 29, 2014 are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED JANUARY 3, 2014

TABLE OF CONTENTS

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

PART I

Item 1.  Business

GENERAL

The history of Exponent, Inc. goes back to 1967, with the founding of the partnership Failure Analysis Associates, which was incorporated the following year in California and reincorporated in Delaware as Failure Analysis Associates, Inc. in 1988.  The Failure Group, Inc. was organized in 1989 as a holding company for Failure Analysis Associates, Inc. and changed its name to Exponent, Inc. in 1998.  Exponent, Inc., together with its subsidiaries, (“Exponent” or the “Company”) is a science and engineering consulting firm that provides solutions to complex problems.  Our multidisciplinary team of scientists, physicians, engineers, business and regulatory consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and government today.  Our professional staff can perform in-depth scientific research and analysis, or very rapid-response evaluations to provide our clients with the critical information they need.

CLIENTS

General

Exponent serves clients in automotive, aviation, chemical, construction, consumer products, energy, government, health, insurance, manufacturing, technology and other sectors of the economy.  Many of our engagements are initiated directly by large corporations or by lawyers or insurance companies whose clients anticipate, or are engaged in, litigation related to their products, equipment, processes or services.  The scope of our services in failure prevention and technology evaluation has grown as the technological complexity of products has increased over the years.

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a time and material basis, charging in the latter case hourly rates for each staff member involved in a project, based on his or her skills and experience.  Our standard rates for professionals range from $155 to $600 per hour.  Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time.  Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Exponent provides high quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis.  Many projects require support from multiple practices.  We currently operate 23 practices and centers in two operating segments, Engineering and Other Scientific and Environmental and Health:

ENGINEERING AND OTHER SCIENTIFIC

•	Biomechanics
•	Biomedical Engineering
•	Buildings & Structures
•	Civil Engineering
•	Construction Consulting

•	Defense Technology Development
•	Electrical Engineering & Computer Science
•	Engineering Management Consulting
•	Human Factors
•	Industrial Structures
•	Materials & Corrosion Engineering
•	Mechanical Engineering
•	Polymer Science & Materials Chemistry
•	Statistical & Data Sciences
•	Thermal Sciences
•	Vehicle Analysis

ENVIRONMENTAL AND HEALTH

•	Chemical Regulation & Food Safety
•	Ecological & Biological Sciences
•	Environmental & Earth Sciences
•	Epidemiology, Biostatistics & Computational Biology
•	Exposure Assessment & Dose Reconstruction
•	Occupational & Environmental Health
•	Toxicology & Mechanistic Biology

ENGINEERING AND OTHER SCIENTIFIC

Biomechanics

Our biomechanics staff uses engineering and biomedical science to solve complex problems at the intersection of biology and engineering. Our expertise is used to understand and evaluate the interaction between the human body as a biological system and the physical environment to explore the cause, nature, and severity of injuries.

During the past year, our biomechanics staff performed analyses of human injury related to a variety of products including recreational vehicles, sporting goods, trucks, trains, aircraft, industrial equipment, and automobiles. They also looked at the implications of using protective devices (such as restraint systems, airbags, and helmets) on reducing the potential for injury, and assessed injuries in the workplace, in the home, and during recreational activities.

Biomedical Engineering

Our Biomedical Engineering Practice applies engineering principles to the medical field, including the evaluation of designs and performance of medical devices and biologics.  Our engineers and scientists assist clients with characterization of cells, tissues, biomaterials, and medical devices. As part of our regulatory compliance, we can perform preclinical testing and formulate a related regulatory strategy, conduct design verification and validation, as well as design and manufacturing failure analyses, recall management, and medical device explant analysis.  In addition, our staff can perform analysis of clinical outcomes for medical devices using administrative claims databases.  Our expertise is also utilized in product liability, intellectual property litigation, technology acquisition and due diligence matters.

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

During the past year, we have evaluated numerous problems with residential, commercial and industrial structures for insurers, attorneys and owners.  Our evaluations often include property inspections, testing, engineering analysis and the development of repair recommendations. In addition, we have worked with owners to assess and mitigate the risk of failure associated with hazards such as hurricanes, earthquakes, tsunamis and aging infrastructure.  We have assessed these risks to high-rise buildings, industrial facilities, pipelines and nuclear power plant structures.

Civil Engineering

Our Civil Engineering Practice provides broad expertise that includes geotechnical engineering, geological engineering, engineering geology, and geology to address a host of geo-failures, including landslides, foundation and retaining wall failures, dam and levee failures and construction claims.  We also provide peer review services for complicated structures.  Our Water Resources staff specializes in the application of proven hydrologic, hydraulic, hydrodynamic, and sediment transport research and science to provide scientifically sound and cost-effective solutions to our clients.  These modelling capabilities have expanded to include environmental fluid dynamics including reactive flow and transport in surface water and groundwater systems.

Over the past year, our consultants have been engaged in a number of investigations related to landslides, retaining wall and foundation failures, large construction claims, flooding and sediment transport, and peer review of large retaining wall designs.  This practice has had a diverse portfolio of projects and clients that represent a broad spectrum of industries.

Construction Consulting

Our Construction Consulting Practice provides project advisory, risk analysis, strategic planning, dispute resolution, and financial damages services.  During the past year, we expanded the practice by leveraging key client relationships in several construction sectors including energy and oil and gas.  Our multi-disciplinary staff, which includes engineers, architects, construction managers, schedulers, accountants, and technical specialists, provides these services to both the public and private sectors for clients who represent a diverse mix of companies and agencies.

Our projects include many sectors of the construction and engineering industry as well as facilities and systems which include power plants, transmission and distribution facilities, petrochemical facilities, water/wastewater treatment plants, bridges and roads, marine structures, rail systems, tunnels, airports, detention facilities, commercial buildings, institutional buildings, industrial and manufacturing facilities, sporting arenas and gaming facilities. We provide services to construction, aerospace and defense industry participants: owners, lending agencies, prime contractors, subcontractors, designers, attorneys and insurance carriers.

Defense Technology Development

Drawing on our multidisciplinary science, engineering, testing, failure analysis and failure prevention expertise, our Defense Technology Development Practice specializes in harnessing advanced technologies and practices from the commercial world to deliver innovation to our clients.  We identify and leverage the best in off-the-shelf technologies combined with custom development to deliver solutions ranging from fully integrated systems to supporting modules and components.  Our focus is on a close collaboration with the end user, cost effectiveness, ease of use, reliability, high quality and speed of engineering design and execution.  For our defense customers, our engineers and scientists continue to work in Afghanistan war zone laboratories embedded with U.S. and NATO military personnel to ensure we understand their problems and can rapidly deliver solutions to high priority technology capability gaps.

During the past year we continued to advance our subsurface threat detection system to provide a real-time Improvised Explosive Device (IED) and mine detection capability for a range of ground vehicles.  We continued to develop our IED detection system for the U.K. Ministry of Defence for their operationally deployed route clearance capability.  We have continued our deployed engineer presence by operating the U.S. Army Rapid Equipping Force mobile expeditionary laboratories – or Ex-Labs — and are helping many operational units prepare for a safe drawdown and redeployment while continuing to enhance the labs by adding new additive manufacturing modules. We are operating an additional Ex-Lab in the U.S. to demonstrate shared development (Co-Creation) with soldiers at U.S. Army bases.  Also over the past year, we have continued our support and technology evaluation services in the areas of personnel identification, radio-frequency identification, physical and logical access control, biometrics, smart credentials, and data analytics for cyber security.

Electrical Engineering & Computer Science

The Electrical Engineering and Computer Science Practice offers a broad range of expertise to address complex issues for industrial, government and private clients. Our power engineers advise and offer guidance to clients on problems relating to electrical systems including power generation, transmission and distribution. Our team of electrical engineers works on failure analysis, product robustness and reliability for consumer and industrial electronics. Our computer engineers and scientists work with high-tech industries and computer controlled applications to evaluate product safety and software reliability.  The computer engineering and science expertise we offer encompasses a breadth of areas including information and numerical sciences, algorithms and data structures, computer graphics, computer architecture, networking and communications, as well as security and cryptography. We operate laboratories for testing heavy equipment and electronics and we have a broad capability in analyzing computer software.

Over the past year, we performed a wide array of investigations ranging from assessing electrical damage to infrastructure from the effect of weather related events to working with clients to develop sophisticated machine learning algorithms applied to large quantities of unstructured data. We continue to work with consumer electronics manufacturers and the transportation industry on the reliability and robustness of computer controlled equipment for user safety. We have also provided our expertise to clients in intellectual property advising them on matters of integrated circuit design, semiconductor fabrication and computer software implementations.

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

We provide unique and advanced services in performing risk and reliability assessments.  Our scientists and engineers assist our clients in minimizing losses in their business or operations.  Accidents, unanticipated events, and system failures are the primary causes of deferred or lost production interruptions and may lead to loss of life, injury, property damage, and undesired releases.  Our multi-disciplinary staff has also performed diverse technical, business interruption, and compliance-related risk and reliability assessments for chemical, petrochemical, petroleum, and manufacturing clients worldwide.

Human Factors

Our Human Factors staff evaluates human performance and safety in product and system use.  Our consultants study how the limitations and capabilities of people, including memory, perception, reaction time, judgment, physical size and dexterity, affect the way they use a product, interact with an organization or environment, process information or participate in an activity.

We address the reliability of human memory and retrospective reporting in the gathering of fact-based evidence.  We review warnings and labeling issues related to consumer products, pharmaceuticals, motor vehicles, medical devices and industrial products.  In addition, we assist manufacturers with compliance of regulatory guidelines related to products and work with them regarding analysis of adverse event reports and consumer complaints in publicly available databases overseen by the Consumer Product Safety Commission and the Food and Drug Administration.  We also provide support assessing alleged false advertising claims for consumer products, foods and pharmaceuticals.

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

With the use of our self-developed computer software for non-linear material behavior, we provide close-to-reality assessment of a wide variety of structures such as cracked reinforced concrete structures, multi-layer refractories or masonry towers. Beyond industrial structures, more and more commercial property projects are becoming part of this practice.

Materials & Corrosion Engineering

Our in-depth knowledge of materials and electrochemistry, combined with the breadth of our collective expertise in many areas of engineering and science, is used to understand how and why materials fail, as well as to prevent future failures.  Our engineers and scientists use their broad background in field investigations, root-cause assessments, and materials engineering to solve complex problems for both industrial and legal clients.  During the past year we conducted failure analysis, failure prevention, and integrity assessment investigations for a wide variety of clients including medical, aerospace, chemical processing, pipeline, automotive, construction, consumer electronics, recreational, and other industries.

Mechanical Engineering

We provide clients with a thorough comprehension of current or alternative designs to determine potential vulnerabilities before failures occur, develop appropriate risk mitigation methods, and provide post failure investigations.  Our consultants review the safety and reliability of processes and products.  We assist in performing product recall investigations and reviewing internal compliance programs as part of the implementation of corrective action plans. We have performed these activities in the transportation, heavy industry, energy, and consumer product areas.

Our staff develop and utilize detailed, validated computational models to evaluate equipment, consumer products and medical devices to solve a variety of technical challenges associated with their design and optimization. Our scientists and engineers also provide services in the area of intellectual property and are often asked to interpret the language of a patent from a scientific and engineering perspective and provide insight regarding the proper technical interpretation of patent claims.  During the past year our mechanical engineers worked on a wide variety of projects ranging from high profile consumer product recall investigations to pipeline integrity evaluations and worker safety issues.

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

Our consultants participate in product development programs, perform failure analyses and provide support to clients involved in regulatory and legal proceedings. During the past year, significant program activities addressed implantable medical devices, combination drug delivery systems, consumer electronics, numerous battery-related applications, industrial and performance textiles, building materials, technical due diligence, technology scouting, and materials science aspects of health risk, service life prediction, sustainability, and polymer-related intellectual property, including trade secrets.

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

Thermal Sciences

Our Thermal Sciences staff comprises our core capabilities in the practice of fluid-thermal sciences with expertise in chemical engineering, fire protection engineering, and mechanical engineering.  We have investigated and analyzed thousands of fires and explosions ranging from high loss disasters at manufacturing facilities to small insurance claims. Information gained from these analyses has helped us assist clients with preventive measures related to the design of their products.  We also assist industry in minimizing risk of fires and explosions, provide regulatory consulting for permitting new industrial facilities, and assist manufacturers in addressing the risk of fires associated with consumer products.  Our engineers use fire modeling and other computational fire dynamics modeling tools to supplement our analytical, experimental, and field-based activities.  Preventive services include process safety hazard analysis for the chemical and oil and gas industries, fire protection engineering and dust explosion consulting.

During the past year, our work in the Liquefied Natural Gas (LNG) sector has continued to remain active.  Our services in this area include assessing the potential risks posed by LNG or flammable refrigerant releases at LNG facilities to populations.  We also perform hazard and risk analyses to identify and mitigate the likelihood and consequences of these potential releases.  We have seen growth in our non-litigation fire protection engineering services.  In addition, the Thermal Sciences Practice continues to develop tools to assist in the evaluation of fire risk of lithium-ion batteries, and their performance in consumer products.

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

ENVIRONMENTAL AND HEALTH

Chemical Regulation & Food Safety

Our Center for Chemical Regulation and Food Safety includes experienced staff of both technical and regulatory specialists who are experienced in dealing with foods, and with pesticide and non-pesticide products including conventional chemicals, biochemicals, antimicrobials/biocides, products of biotechnology, cosmetics and industrial chemicals.  We provide practical, scientific and regulatory support to meet global business objectives at every stage of the product cycle, from research and development to retail and beyond.

During the past year our chemical regulation & food safety staff have conducted a wide array of work.  The European and U.S. sides of the Center were jointly involved with the ongoing support of a new pesticide active ingredient and end-use product.  The European side of our business was involved with many projects related to plant protection product regulatory submissions, from new active substances to product-specific dossiers for individual member states.  In addition, we provided many specialist assessments relating to human and environmental exposure and product efficacy.  We continue to support safety assessments for food and cosmetics products.  In the U.S. we continued to provide services related to pesticide active ingredient and end-use product development and registrations in the U.S. and Canada, registration review, import tolerances in the U.S. and Canada, due diligence, and data compensation, as well as the approval of new pesticide inert ingredients and new non-pesticide chemical approvals.  Our food safety consultants assisted clients with food additives, food contact notifications, and nutrition-related analyses, as well as product safety proactive and reactive support services, recall and litigation support.

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

Our consultants combine the expertise of several medical specialties, exposure assessment professionals, and other scientists who have advanced degrees in statistics and public health.  All of our physicians have graduate training in epidemiology and biostatistics.  Our research work has included numerous community health assessments, disease cluster investigations, survey research, occupational cohort and case-control studies, exposure assessment studies, cancer modeling, meta-analyses, and state-of-the-art reviews.

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

Our staff characterize potential exposures to evaluate health risks posed by chemical or physical agents. We are skilled in estimating multiple routes of exposure from consumer products, indoor air releases, and environmental releases of chemicals.  We apply these skills in support of evaluations of a variety of potential sources of exposure including consumer products, indoor air releases, ambient air releases, and contaminated soil and water. We apply these evaluations to help companies evaluate product safety questions and evaluate compliance with the growing number of product safety and other environmental regulations.

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

Occupational & Environmental Health

This Center is composed of industrial hygienists, safety professionals, physicians, a veterinarian and other scientists with specialized training in the anticipation, recognition, evaluation, risk assessment, and control of health hazards in occupational and environmental settings.

Our staff assists and responds to clients facing health-related exposure issues or allegations of past exposures.  Chemical and biological exposures may involve workers or the public, take place in industrial or office environments, retail centers, single family residences or multi-tenant buildings, or at government or private institutions, including health care facilities.  Exposures may also involve consumer products or manufacturing processes.  We investigate a broad variety of health concerns such as claims of illnesses from exposures to chemicals, dusts, smoke, nanoparticles, molds and other micro-organisms.  We develop strategies to aid in controlling such exposures, when needed.  In addition, our staff has extensive experience in addressing health issues related to medical devices, consumer products, and sanitation.  We have assisted companies with their preventive health and safety program needs in the workplace and can provide external verification of health services performance.

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

We have assisted clients on industrial chemicals, pesticides, drugs, and other agents.  During the past year we continued to provide toxicology and clinical toxicology support in nearly all phases of pharmaceutical and combination drug development from preclinical studies to post-marketing safety assessments.  We reviewed existing data and developed new studies on potential endocrine toxicity of various chemical substances.  We continue to be very active in developing and reviewing data for the U.S. Environmental Protection Agency Endocrine Disruptor Screening Program.  We are also extremely active in the research related to the identification, assessment, and prioritization of risks (the probability of adverse effects) associated with engineered nanomaterial development and manufacturing processes.  We also have developed various detailed reviews on toxicity mode of action assessments, specifically how substances cause harm and whether or not laboratory data are relevant to human risks.

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

EMPLOYEES

As of January 3, 2014, we employed 984 full-time and part-time employees, including 754 engineering and scientific staff, 72 technical support staff and 158 administrative and support staff.  Our staff includes 670 employees with advanced degrees, of which 447 employees have achieved the level of Ph.D., Sc.D. or M.D.

ADDITIONAL INFORMATION

The address of our Internet website is www.exponent.com.  We make available, free of charge through our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic and current Securities and Exchange Commission (SEC) reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.  Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. or at the SEC’s website at http://www.sec.gov. For information about the SEC’s Public Reference Room, the public may contact 1-800-SEC-0330. Copies of material filed by us with the SEC may also be obtained by writing to us at our corporate headquarters, Exponent, Inc., Attention: Investor Relations, 149 Commonwealth Drive, Menlo Park, CA 94025, or by calling (650) 326-9400.  The content of our Internet website is not incorporated into and is not part of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS

The executive officers of Exponent and their ages as of February 28, 2014 are as follows:

Name	Age	Position

Paul R. Johnston, Ph.D.	60	President, Chief Executive Officer and Director

Elizabeth L. Anderson, Ph.D.	73	Group Vice President

Paul D. Boehm, Ph.D.	65	Group Vice President

Robert D. Caligiuri, Ph.D.	62	Group Vice President

Catherine Ford Corrigan, Ph.D.	45	Group Vice President

Subbaiah V. Malladi, Ph.D.	67	Chief Technical Officer

John D. Osteraas, Ph.D.	59	Group Vice President

Richard L. Schlenker, Jr.	48	Executive Vice President, Chief Financial Officer and Corporate Secretary

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

Elizabeth L. Anderson, Ph.D., joined the Company in June 2006 as a Group Vice President and Principal Scientist.  Prior to joining Exponent, Dr. Anderson was President and CEO of Sciences International, a health and environmental consulting firm.  Dr. Anderson received her Ph.D. (1970) in Organic Chemistry from The American University, M.S. (1964) in Organic Chemistry from the University of Virginia and B.S. (1962) in Chemistry from the College of William and Mary.  Dr. Anderson is a Fellow of the Academy of Toxicological Sciences, a founder and past-President of the Society for Risk Analysis and former Editor-in-Chief of the journal, Risk Analysis: An International Journal.

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

Catherine Ford Corrigan, Ph.D., joined the Company in 1996.  She was promoted to Principal in the Biomechanics practice in 2002, and was appointed Group Vice President in May 2012.  Dr. Corrigan earned her Ph.D. (1996) in Medical Engineering and Medical Physics and M.S. (1992) in Mechanical Engineering from the Massachusetts Institute of Technology and her B.S. in Bioengineering from the University of Pennsylvania.  Prior to joining Exponent, Dr. Corrigan was a researcher in the Orthopaedic Biomechanics Laboratory at Beth Israel Hospital and Harvard Medical School.

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

John D. Osteraas, Ph.D., worked for the Company from 1982 to 1985 as a Senior Engineer.  He rejoined the Company in 1990 as a Managing Engineer.  He was promoted to Principal Engineer in 1992 and Group Vice President in 2006.  Dr. Osteraas received his Ph.D. (1990) in Civil Engineering, M.S. (1977) in Civil Engineering: Structural Engineering from Stanford University and B.S. (1976) in Civil and Environmental Engineering from the University of Wisconsin.  Dr. Osteraas is a Registered Professional Engineer in 17 states and is a Fellow of the American Society of Civil Engineers.

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

The unpredictable and reactive nature of our business can create uneven performance in any given quarter or fiscal year.

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

Our financial results could suffer if our clients’ needs change more rapidly than we are able to secure the appropriate mix of trained, skilled and experienced personnel.

As our clients’ needs change, new technologies develop, and legal and regulatory processes change, we may be unable to timely hire or train personnel with the appropriate new set of skills and experience which could negatively impact our growth and profitability.

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

We currently derive a significant portion of our revenues from clients in the consumer electronics, insurance, petrochemical, transportation and utilities industries and the government sector.  The loss of any large client, organization or insurer could have a material adverse effect on our business, financial condition or results of operations.

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

Our cash equivalent and short-term investment portfolio as of January 3, 2014, consisted primarily of obligations of state and local government agencies and the U.S. Treasury.  We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns.  As of January 3, 2014, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Potential conflicts of interest may preclude us from accepting some engagements.

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

We are subject to unpredictable risks of litigation.

Although we seek to avoid litigation whenever possible, from time to time we are party to various lawsuits and claims. Disputes may arise, for example, from employment issues, regulatory actions, business acquisitions and real estate and other commercial transactions. There can be no assurances that any lawsuits or claims will be immaterial in the future. Any material lawsuits or claims could adversely affect our business and reputation.

We may experience security breaches that could lead to the inability to protect confidential information.

Despite the implementation of security measures, our operating systems are vulnerable to electronic breaches of security. Such breaches could lead to disruptions of our operations and potential unauthorized disclosure of confidential information, which could result in legal claims or proceedings. While we have taken reasonable steps to prevent and mitigate the damage of a security breach by continuously improving our design and coordination of security controls across our business, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks.

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

Our long-lived assets, including our office and laboratory space in Menlo Park, California and our test and engineering center in Phoenix, Arizona, are subject to periodic testing for impairment.  Failure to achieve sufficient levels of cash flow at reporting units could result in impairment of our long-lived assets.  In addition, we have operating lease commitments for office, warehouse and laboratory space of $22,464,000 as of January 3, 2014.  Changes in the business environment could lead to changes in the scope of operations of our business.  These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges.

Our international operations create special risks that could adversely affect our business.

In addition to our offices in the United States, we have physical offices in the United Kingdom, Germany, Switzerland and China and conduct business in several other countries.  We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future.  Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the Foreign Corrupt Practices Act; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; and potentially adverse tax consequences.

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

Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the Department of Defense (DoD), as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of the rapid growth of the federal budget deficit, increasing political pressure and legislation.  The U.S. Government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall U.S. Government spending or delay contract or task order awards for defense-related programs. In addition, changes to the DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. Government spending, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards could adversely affect our business.

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

We design, develop, manufacture, sell, service and maintain various products and systems.  In some instances, we also train operators of such products and systems.  Many of these products and systems utilize software algorithms that are probabilistic in nature and subject to significant technical limitations.  There are many factors, some of which are beyond our control, which could result in the failure of our products or systems.  The failure of our products or systems could lead to injury, death, or extensive property damage and may lead to product liability, professional liability, or other claims against us.  Further, if our products or systems fail, or are perceived to have failed, the negative publicity from such incident could have a material adverse effect on our business.

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

The markets that we serve are cyclical and subject to general economic conditions.  The direction and relative strength of the global economy continues to be uncertain.  If economic growth in the United States, where we primarily operate, continues to be slow and not improve, our clients may consolidate or go out of business and thus demand for our services could be reduced significantly.

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

Many factors could cause the market price of our common stock to rise and fall.  These include the risk factors listed above and below; changes in estimates of our performance or recommendations by securities analysts; future sales of shares of common stock in the public market; market conditions in the industry and economy as a whole; acquisitions or strategic alliances involving us or our competitors; restatement of financial results; and changes in accounting principles or methods.  In addition, the stock market often experiences significant price fluctuations.  These fluctuations are often unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  When the market price of a company's stock drops significantly, shareholders often institute securities class action litigation against that company.  Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

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

In addition, we lease office, warehouse and laboratory space in 18 other locations in 13 states and the District of Columbia, as well as in Germany, China, Switzerland and the United Kingdom.  Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years.  Aggregate lease expense in fiscal 2013 for all leased properties was $5,929,000.

Item 3.  Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, under the symbol “EXPO.”  The following table sets forth for the fiscal periods indicated the high and low sales prices for our common stock.

Stock prices by quarter	High	Low

Fiscal Year Ended December 28, 2012:
First Quarter	$53.31	$45.09
Second Quarter	$52.84	$45.56
Third Quarter	$57.16	$49.04
Fourth Quarter	$58.92	$47.50

Fiscal Year Ended January 3, 2014:
First Quarter	$57.23	$47.17
Second Quarter	$59.78	$50.42
Third Quarter	$72.62	$59.13
Fourth Quarter	$80.50	$67.81

As of February 21, 2014, there were 225 holders of record of our common stock.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We paid $7.9 million of dividends during fiscal 2013 and paid no dividends during fiscal 2012.  On February 5, 2014, our Board of Directors announced a cash dividend of $0.25 per share of the Company’s common stock, payable March 28, 2014, to stockholders of record as of March 7, 2014.  We anticipate paying quarterly dividends each year in March, June, September and December, subject to declaration by our Board of Directors.  See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended January 3, 2014 (in thousands, except price per share):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
	Purchased	Per Share	or Programs	Program

September 28 to October 25	-	$-	-	$34,800
October 26 to November 22	-	-	-	$34,800
November 23 to January 3	49	$76.94	49	$31,000
Total	49	$76.94	49

The foregoing repurchases of the Company’s common stock were effected pursuant to a repurchase program authorized by the Company’s Board of Directors.  On February 9, 2012, the Board of Directors authorized $35,000,000 of repurchases, and on February 15, 2013, the Board of Directors authorized an additional $35,000,000 for repurchases.  As of January 3, 2014, there remained $31,000,000 available for repurchases under these authorizations.

COMPANY STOCK PRICE PERFORMANCE GRAPH

The graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2008 through 2013 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index.  The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index.  The graph assumes that $100 was invested on the last day of 2008.  Note that the historic stock price performance is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements.  This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Part II - “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
(In thousands, except per share data)	2013	2012	2011	2010	2009

Consolidated Statements of Income Data:

Revenues before reimbursements	$280,043	$266,562	$246,667	$221,860	$205,714
Revenues	$296,168	$292,653	$272,446	$248,753	$227,882
Operating income	$55,946	$57,620	$53,460	$43,241	$33,262
Net income	$38,640	$37,225	$32,695	$27,521	$22,127

Net income per share:
Basic	$2.84	$2.70	$2.31	$1.92	$1.56
Diluted	$2.76	$2.60	$2.22	$1.83	$1.47

Cash dividends declared per share	$0.60	$-	$-	$-	$-

Consolidated Balance Sheet Data:

Cash and cash equivalents	$122,948	$113,268	$84,439	$106,549	$67,895
Short-term investments	$33,171	$20,881	$25,260	$-	$7,490
Working capital	$179,537	$163,673	$137,803	$136,860	$103,253
Total assets	$344,166	$315,417	$268,788	$258,892	$206,481
Long-term liabilities	$36,960	$27,217	$21,298	$17,358	$11,333
Total stockholders’ equity	$235,059	$216,429	$186,715	$183,800	$150,071

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet.  We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ materially from these estimates under different assumptions or conditions.  On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly.  We believe that the assumptions, judgments and estimates involved in accounting for revenue recognition and estimating the allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies.  We discuss below the assumptions, judgments and estimates associated with these policies.  Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.  For further information on our critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

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

Estimating the allowance for doubtful accounts.  We make estimates of our ability to collect accounts receivable and our unbilled but recognized work-in-process.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected.  For all other customers we recognize allowances for doubtful accounts taking into consideration factors such as historical bad debts, customer concentration, customer credit-worthiness, current economic conditions, and aging of amounts due.

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES			PERIOD TO
	FOR FISCAL YEARS			PERIOD CHANGE
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Revenues	100.0%	100.0%	100.0%	1.2%	7.4%

Operating expenses:
Compensation and related expenses	62.2	58.7	57.6	7.1	9.5
Other operating expenses	8.5	8.1	8.5	7.3	1.4
Reimbursable expenses	5.4	8.9	9.5	(38.2)	1.2
General and administrative expenses	5.0	4.6	4.8	8.5	3.4
	81.1	80.3	80.4	2.2	7.3
Operating income	18.9	19.7	19.6	(2.9)	7.8

Other income, net	2.7	1.4	0.5	93.7	203.8

Income before income taxes	21.6	21.1	20.1	3.6	12.6

Provision for income taxes	8.5	8.4	8.1	3.2	10.8

Net income	13.0%	12.7%	12.0%	3.8%	13.9%

EXECUTIVE SUMMARY

Revenues for fiscal 2013 increased 1% and revenues before reimbursements increased 5% as compared to the prior year. The increase in revenues before reimbursements was due to an increase in billable hours, an increase in billing rates, and revenues of $1.4 million related to services performed in prior periods for a foreign client for which we deferred revenue recognition until receipt of payment.  The increase in revenues before reimbursements was also due to fiscal 2013 having one additional week of activity than fiscal 2012. We experienced strong demand for our consulting services from a diverse set of clients for both reactive and proactive projects and received some follow-on activities related to several major investigations.  This was partially offset by the expected decline in the level of activity for some of these major investigations and a decrease in product sales in our defense technology development practice.

During 2013, we experienced strong demand for our reactive services, where we investigated accidents ranging from the collapse of a major industrial facility to a home fire, evaluated potential product recalls including home appliances and food products, and assessed the health and environmental exposures for oil and gas operations.

We also experienced strong demand for our proactive services where we provided design consulting for products ranging from tablet computers to drug delivery systems, assisted clients with regulatory matters involving toilets and cosmetics, and worked with clients to develop risk management programs for gas distribution systems.

The increase in revenues before reimbursements resulted in a 4% increase in net income to $38,640,000 during fiscal 2013 as compared to $37,225,000 during the prior year.  Diluted earnings per share increased to $2.76 per share as compared to $2.60 during the prior year due to the increase in net income and our ongoing share repurchase program.

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
JANUARY 3, 2014

Our revenues consist of professional fees earned on consulting engagements, product sales in our defense technology development practice, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st.  The fiscal year ended January 3, 2014 included 53 weeks of activity.  The fiscal years ended December 28, 2012 and December 30, 2011 included 52 weeks of activity.  Fiscal 2014 will end on Friday, January 2, 2015.

During fiscal 2013, billable hours increased 3.3% to 1,087,000 as compared to 1,052,000 during fiscal 2012. The increase in billable hours was due to follow-on activities related to major investigations and continued demand for our proactive and reactive consulting services.  The increase in billable hours was also due to fiscal 2013 having one additional week of activity than fiscal 2012.  Total billable hours during the 53rd week of fiscal 2013 were 9,804 which contributed approximately $2.5 million to the increase in revenues before reimbursements.

Our utilization decreased to 71% for fiscal 2013 as compared to 73% during fiscal 2012 due to the anticipated step down in our elevated levels of activity on several major investigations, the anticipated step down in the level of activity in our defense technology development practice due to the constraints on defense spending and reduction of forces in Afghanistan by the United States Government, and due to our investment in hiring technical consultants. Technical full-time equivalent employees increased 3.9% to 719 during fiscal 2013 as compared to 692 during the fiscal 2012 due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

Product sales in defense technology development decreased to $486,000 during fiscal 2013 as compared to $9,213,000 during fiscal 2012 due to lower sales of surveillance systems to the United States Army. We do not expect any additional sales of surveillance systems during fiscal 2014 as a result of the reduction of forces in Afghanistan.

FISCAL YEARS ENDED JANUARY 3, 2014, AND DECEMBER 28, 2012

Revenues

(In thousands except	Fiscal Years		Percent
percentages)	2013	2012	Change

Engineering and Other Scientific	$215,972	$213,304	1.3%
Percentage of total revenues	72.9%	72.9%
Environmental and Health	80,196	79,349	1.1%
Percentage of total revenues	27.1%	27.1%
Total revenues	$296,168	$292,653	1.2%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates partially offset by a decrease in reimbursable expenses and a decrease in product sales in our defense technology development practice. During fiscal 2013, billable hours for this segment increased by 5.4% to 778,000 as compared to 738,000 during fiscal 2012. The increase was due to strong demand for services in our polymer science, mechanical engineering, biomedical engineering, engineering management, and construction consulting practices. The increase in billable hours was also due to fiscal 2013 having one additional week of activity than fiscal 2012. Utilization decreased to 74% for fiscal 2013 as compared to 75% during fiscal 2012 due to the anticipated step down in our elevated levels of activity on several major investigations. Technical full-time equivalents increased 4.6% to 496 for fiscal 2013 from 474 for fiscal 2012 due to our recruiting and retention efforts. Product sales in defense technology development decreased to $486,000 during fiscal 2013 as compared to $9,213,000 during fiscal 2012 due to lower sales of surveillance systems to the United States Army.

The increase in revenues from our Environmental and Health segment was due to an increase in billing rates, revenues of $1.4 million related to services performed in prior periods for a foreign client for which we deferred revenue until receipt of payment, and fiscal 2013 having one additional week of activity than fiscal 2012, partially offset by a decrease in billable hours. During fiscal 2013, billable hours for this segment decreased by 1.6% to 309,000 as compared to 314,000 during fiscal 2012.  Utilization decreased to 65% for fiscal 2013 as compared to 69% for fiscal 2012. The decrease in billable hours and utilization was due to a step down from the elevated levels of activity on a number of major investigations that engage consultants across many of our environmental and health practices and centers.  The decrease in utilization was also due to our investment in hiring experienced consultants.  Technical full-time equivalents increased by 2.3% to 223 during fiscal 2013 as compared to 218 for fiscal 2012 due to our recruiting and retention efforts.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients.  As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2013	2012	Change

Compensation and related expenses	$184,084	$171,809	7.1%
Percentage of total revenues	62.2%	58.7%

The increase in compensation and related expenses during fiscal 2013 was due to an increase in payroll, bonuses, fringe benefits and a change in the value of assets associated with our deferred compensation plan. Payroll increased $5,719,000 and fringe benefits increased $730,000 due to a 3.9% increase in technical full-time equivalent employees, the impact of our annual salary increases, and fiscal 2013 having one additional week of activity than fiscal 2012. Bonuses increased $992,000 due to a corresponding increase in profitability. During fiscal 2013, deferred compensation expense increased $3,886,000 with a corresponding increase to other income (expense), net, as compared with the prior year due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $6,044,000 during fiscal 2013 as compared to an increase in the value of the plan assets of $2,158,000 during fiscal 2012.  We expect our compensation expense, excluding the change in value of deferred compensation plan assets,  to increase as we selectively add new talent.

Other Operating Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2013	2012	Change

Other operating expenses	$25,299	$23,574	7.3%
Percentage of total revenues	8.5%	8.1%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in occupancy expenses of $579,000, an increase in computer expenses of $359,000, an increase in technical materials of $275,000, an increase in depreciation and amortization of $241,000, and an increase in office expenses of $223,000. The increase in occupancy expenses, computer expenses, technical materials, depreciation and amortization, and office expenses were due to costs associated with the increase in technical full-time equivalent employees and the extra week of activity during fiscal 2013. We expect other operating expense to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2013	2012	Change

Reimbursable expenses	$16,125	$26,091	(38.2)%
Percentage of total revenues	5.4%	8.9%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our defense technology development practice in our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2013	2012	Change

General and administrative expenses	$14,714	$13,559	8.5%
Percentage of total revenues	5.0%	4.6%

The increase in general and administrative expenses during fiscal 2013 was primarily due to an increase in legal expense of $857,000 and an increase in recruiting expenses of $259,000. The increase in legal expenses was due to an increase in costs associated with legal claims during fiscal 2013 as compared to the same period last year.  The increase in recruiting costs was due to our efforts to hire experienced consultants. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts, and pursue staff development initiatives.

Other Income (Expense), Net

(In thousands except	Fiscal Years		Percent
percentages)	2013	2012	Change

Other income and expense, net	$7,999	$4,129	93.7%
Percentage of total revenues	2.7%	1.4%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. During fiscal 2013, other income (expense), net, increased $3,886,000 with a corresponding increase to deferred compensation expense as compared to fiscal 2012 due to the change in value of assets associated with our deferred compensation plan. This year-over-year increase consisted of an increase in the value of the plan assets of $6,044,000 during fiscal 2013 as compared to an increase in the value of the plan assets of $2,158,000 during fiscal 2012.

Income Taxes

(In thousands except	Fiscal Years		Percent
percentages)	2013	2012	Change

Income taxes	$25,305	$24,524	3.2%
Percentage of total revenues	8.5%	8.4%
Effective tax rate	39.6%	39.7%

The increase in income taxes was due to a corresponding increase in pre-tax income. During fiscal 2011 our effective tax rate was 40.4%.  The decrease in our effective tax rate for fiscal 2012 was primarily due to a change in estimate associated with the Company’s apportionment of income between the states.  Our effective tax rate for fiscal 2013 remained below our historical average due to manufacturing deductions claimed.  Both the change in apportionment between the states and the manufacturing deductions were non-recurring.  As such we expect our tax rate to increase during 2014 and approximate our historical average.

FISCAL YEARS ENDED DECEMBER 28, 2012, AND DECEMBER 30, 2011

Revenues

(In thousands except percentages)	Fiscal Years		Percent
	2012	2011	Change

Engineering and Other Scientific	$213,304	$199,772	6.8%
Percentage of total revenues	72.9%	73.3%
Environmental and Health	79,349	72,674	9.2%
Percentage of total revenues	27.1%	26.7%

Total revenues	$292,653	$272,446	7.4%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours. During fiscal 2012, billable hours for this segment increased by 6.5% to 738,000 as compared to 693,000 during fiscal 2011. The increase was due to strong demand for services in our mechanics and materials, electrical, thermal and engineering management consulting practices. Utilization increased to 75% for fiscal 2012 as compared to 73% for fiscal 2011 due in part to elevated levels of activity on a number of major assignments that engaged consultants across many of our engineering and other scientific practices and our management of headcount to align resources with anticipated demand. Technical full-time equivalents increased 3.5% to 474 for fiscal 2012 from 458 for fiscal 2011 due to our recruiting and retention efforts. Product sales in defense technology development decreased to $9,213,000 during fiscal 2012 as compared to $12,300,000 during fiscal 2011 due to lower sales of surveillance systems to the United States Army.

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

Compensation and Related Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2012	2011	Change

Compensation and related expenses	$171,809	$156,853	9.5%
Percentage of total revenues	58.7%	57.6%

The increase in compensation and related expenses during fiscal 2012 was due to an increase in payroll, bonuses, fringe benefits and a change in the value of assets associated with our deferred compensation plan. Payroll increased $6,387,000 and fringe benefits increased $841,000 due to a 4.7% increase in technical full time equivalent employees and our annual salary increases. Bonuses increased $4,102,000 due to a corresponding increase in profitability. During fiscal 2012, deferred compensation expense increased $2,431,000 with a corresponding increase to other income (expense), net, as compared to the prior year due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,158,000 during fiscal 2012 and a decrease in the value of the plan assets of $273,000 during fiscal 2011.

Other Operating Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2012	2011	Change

Other operating expenses	$23,574	$23,238	1.4%
Percentage of total revenues	8.1%	8.5%

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

Reimbursable Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2012	2011	Change

Reimbursable expenses	$26,091	$25,779	1.2%
Percentage of total revenues	8.9%	9.5%

Reimbursable expenses for fiscal 2012 remained relatively consistent with fiscal 2011.  The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2012	2011	Change

General and administrative expenses	$13,559	$13,116	3.4%
Percentage of total revenues	4.6%	4.8%

The increase in general and administrative expenses during fiscal 2012 was primarily due to an increase in travel and meals of $689,000 partially offset by a decrease in legal fees of $336,000. The increase in travel and meals was related to a bi-annual firm-wide managers’ meeting that was held at the end of the third quarter of 2012. The decrease in legal fees was primarily due to legal claims in the prior year.

Other Income (Expense), Net

(In thousands except percentages)	Fiscal Years		Percent
	2012	2011	Change

Other income and expense, net	$4,129	$1,359	203.8%
Percentage of total revenues	1.4%	0.5%

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

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2013	2012	2011

Net cash provided by (used in):
Operating activities	$61,792	$48,505	$46,596
Investing activities	$(18,880)	$(1,169)	$(29,354)
Financing activities	$(33,769)	$(18,859)	$(39,344)

We financed our business in fiscal 2013 through available cash and cash flows from operating activities.  We invest our excess cash in cash equivalents and short-term investments. As of January 3, 2014, our cash, cash equivalents and short-term investments were $156,119,000 compared to $134,149,000 at December 28, 2012.  We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over the next 12 months.

Generally, our net cash provided by operating activities is used to fund our day-to-day operating activities. First quarter operating cash requirements are generally higher due to payment of our annual bonuses accrued during the prior year.  Our largest source of operating cash flows is cash collections from our clients.  Our primary uses of cash from operating activities are for employee-related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel.

Net cash provided by operating activities was $61.8 million for fiscal 2013 as compared to $48.5 million and $46.6 million in fiscal 2012 and 2011, respectively. The increase in net cash provided by operating activities during fiscal 2013 as compared to fiscal 2012 was primarily due to an increase in cash receipts from clients.  Accounts receivable decreased during fiscal 2013 as compared to an increase during fiscal 2012. The increases in net cash provided by operating activities during fiscal 2012, as compared to fiscal 2011, was due to an increase in net income, an increase in accrued bonuses which are paid in the year subsequent to the year accrued, and an increase in non-cash compensation expense partially offset by higher accounts receivable.

During fiscal 2013, 2012 and 2011, net cash used in investing activities was primarily related to the purchase and sale or maturity of short-term investments.

The increase in net cash used in financing activities during fiscal 2013, as compared to fiscal 2012, was due to our quarterly dividend payments which started in the first quarter of 2013, an increase in repurchases of common stock, and an increase in payroll taxes for restricted stock units.  The decrease in net cash used in financing activities during fiscal 2012, as compared to fiscal 2011, was due to a decrease in repurchases of our common stock.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of January 3, 2014 (in thousands):

	Operating
Fiscal	lease	Capital	Purchase
year	commitments	leases	Obligations	Total
2014	$7,718	$48	$350	$8,116
2015	6,411	-	-	6,411
2016	4,489	-	-	4,489
2017	2,736	-	-	2,736
2018	1,354	-	-	1,354
Thereafter	2,795	-	-	2,795
	$25,503	$48	$350	$25,901

The above table does not reflect unrecognized tax benefits of $1,147,000, the timing of which is uncertain.  Refer to Note 8 of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees.  Vested amounts due under the plan of $33,447,000 were recorded as a long-term liability on our consolidated balance sheet at January 3, 2014.  Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors.  As of January 3, 2014, invested amounts under the plan of $33,501,000 were recorded as a long-term asset on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for fiscal years 2013, 2012 and 2011:

(in thousands, except percentages)
	Fiscal Years
	2013	2012	2011

Revenues before reimbursements	$280,043	$266,562	$246,667

EBITDA	$68,769	$66,132	$58,994

EBITDA as a % of revenues before reimbursements	24.6%	24.8%	23.9%

The decrease in EBITDA as a percentage of revenues before reimbursements was primarily due to a decrease in utilization and a decrease in product sales in our defense technology development practice.  Our utilization decreased to 71% during fiscal 2013 as compared to 73% during fiscal 2012 due to the anticipated step down in our elevated levels of activity on several major investigations and due to our investment in hiring technical consultants.

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

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for fiscal 2013, 2012 and 2011:

(in thousands)
	Fiscal Years
	2013	2012	2011

Net Income	$38,640	$37,225	$32,695

Add back (subtract):

Income taxes	25,305	24,524	22,124
Interest income, net	(127)	(328)	(236)
Depreciation and amortization	4,951	4,711	4,411

EBITDA	68,769	66,132	58,994

Stock-based compensation	13,168	12,378	10,340

EBITDAS	$81,937	$78,510	$69,334

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of January 3, 2014.

(c)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, code of ethics and compliance with section 16(a) of the Exchange Act is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Proposal No. 1: Election of Directors," "Code of Business Conduct and Corporate Governance" and "Compliance with Section 16(a) of the Exchange Act."  See Item 1 for information regarding the executive officers of the Company.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled "Executive Officer Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections of the Proxy Statement entitled "Stock Ownership” and “Equity Compensation Plan Information."

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of the Proxy Statement entitled "Related Party Transactions" and “Proposal No. 1 – Election of Directors.”

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled "Principal Accounting Fees and Services."

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this Annual Report on Form 10-K.

1.     Financial Statements

The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are included herewith:

2.     Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended January 3, 2014, December 28, 2012 and December 30, 2011 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

Page

Schedule II - Valuation and Qualifying Accounts	71

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits
Page

(a)	Exhibit Index	73

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Exponent, Inc.:

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of January 3, 2014 and December 28, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2014.  In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule II. We also have audited the Company’s internal control over financial reporting as of January 3, 2014, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of January 3, 2014 and December 28, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, Exponent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2014, based on the criteria established in Internal Control – Integrated Framework (1992) issued by COSO .

KPMG LLP
San Francisco, California
February 28, 2014

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2013	2012	2011

Revenues:
Revenues before reimbursements	$280,043	$266,562	$246,667
Reimbursements	16,125	26,091	25,779
Revenues	296,168	292,653	272,446

Operating expenses:
Compensation and related expenses	184,084	171,809	156,853
Other operating expenses	25,299	23,574	23,238
Reimbursable expenses	16,125	26,091	25,779
General and administrative expenses	14,714	13,559	13,116
	240,222	235,033	218,986
Operating income	55,946	57,620	53,460

Other income:
Interest income	127	328	236
Miscellaneous income, net	7,872	3,801	1,123
Income before income taxes	63,945	61,749	54,819

Provision for income taxes	25,305	24,524	22,124
Net income	$38,640	$37,225	$32,695

Net income per share:
Basic	$2.84	$2.70	$2.31
Diluted	$2.76	$2.60	$2.22
Shares used in per share computations:
Basic	13,616	13,780	14,181
Diluted	14,025	14,293	14,751

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2013	2012	2011

Net income	$38,640	$37,225	$32,695

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $(187), $(184), and $(8), respectively	373	249	(72)
Unrealized (loss) gain arising during the period on investments, net of tax of $10, $19, and $(36), respectively	(14)	(28)	52
Comprehensive income	$38,999	$37,446	$32,675

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries
Consolidated Balance Sheets

	Fiscal Years
(In thousands, except par value)	2013	2012

Assets

Current assets:
Cash and cash equivalents	$122,948	$113,268
Short-term investments	33,171	20,881
Accounts receivable, net of allowance for contract losses and doubtful accounts of $2,771 and $2,666, respectively	76,980	85,361
Prepaid expenses and other assets	10,450	8,277
Deferred income taxes	8,135	7,657
Total current assets	251,684	235,444

Property, equipment and leasehold improvements, net	28,721	27,446
Goodwill	8,607	8,607
Deferred income taxes	21,102	18,359
Deferred compensation plan assets	33,501	24,801
Other assets	551	760
	$344,166	$315,417

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$8,442	$10,386
Accrued payroll and employee benefits	56,934	54,720
Deferred revenues	6,771	6,665
Total current liabilities	72,147	71,771

Other liabilities	1,181	988
Deferred compensation	33,447	24,697
Deferred rent	2,332	1,532
Total liabilities	109,107	98,988

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares outstanding	-	-
Common stock, $.001 par value; 100,000 shares authorized; 16,427 shares issued	16	16
Additional paid-in capital	141,250	123,693
Accumulated other comprehensive income (loss)
Investment securities, available for sale	10	24
Foreign currency translation adjustments	99	(274)
	109	(250)
Retained earnings	226,040	206,057
Treasury stock, at cost: 3,363 and 3,221 shares held, respectively	(132,356)	(113,087)
Total stockholders’ equity	235,059	216,429
	$344,166	$315,417

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at December 31, 2010	16,427	$16	$96,089	$(451)	$156,086	2,431	$(67,940)	$183,800

Employee stock purchase plan	-	-	222	-	-	(21)	672	894
Exercise of stock options, net of swaps	-	-	(162)	-	(1,484)	(102)	2,982	1,336
Tax benefit for stock option plans	-	-	2,378	-	-	-	-	2,378
Amortization of unrecognized stock-based compensation	-	-	5,044	-	-	-	-	5,044
Purchase of treasury shares	-	-	-	-	-	1,002	(40,573)	(40,573)
Foreign currency translation adjustments	-	-	-	(72)	-	-	-	(72)
Grant of restricted stock units to settle accrued bonus	-	-	4,538	-	-	-	-	4,538
Settlement of restricted stock units	-	-	(38)	-	(7,865)	(183)	4,526	(3,377)
Unrealized gain on investments	-	-	-	52	-	-	-	52
Net income	-	-	-	-	32,695	-	-	32,695
Balance at December 30, 2011	16,427	$16	$108,071	$(471)	$179,432	3,127	$(100,333)	$186,715

Employee stock purchase plan	-	-	400	-	-	(20)	608	1,008
Exercise of stock options, net of swaps	-	-	(358)	-	(3,123)	(200)	6,088	2,607
Tax benefit for stock option plans	-	-	3,948	-	-	-	-	3,948
Amortization of unrecognized stock-based compensation	-	-	6,289	-	-	-	-	6,289
Purchase of treasury shares	-	-	-	-	-	480	(23,395)	(23,395)
Foreign currency translation adjustments	-	-	-	249	-	-	-	249
Grant of restricted stock units to settle accrued bonus	-	-	5,343	-	-	-	-	5,343
Settlement of restricted stock units	-	-	-	-	(7,477)	(166)	3,945	(3,532)
Unrealized loss on investments	-	-	-	(28)	-	-	-	(28)
Net income	-	-	-	-	37,225	-	-	37,225
Balance at December 28, 2012	16,427	$16	$123,693	$(250)	$206,057	3,221	$(113,087)	$216,429

See accompanying notes to the Consolidated Financial Statements.

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at December 28, 2012	16,427	$16	$123,693	$(250)	$206,057	3,221	$(113,087)	$216,429

Employee stock purchase plan	-	-	648	-	-	(19)	518	1,166
Exercise of stock options, net of swaps	-	-	(302)	-	(1,031)	(61)	1,627	294
Tax benefit for stock option plans	-	-	4,267	-	-	-	-	4,267
Amortization of unrecognized stock-based compensation	-	-	7,107	-	-	-	-	7,107
Purchase of treasury shares	-	-	-	-		438	(25,011)	(25,011)
Foreign currency translation adjustments	-	-	-	373	-	-	-	373
Grant of restricted stock units to settle accrued bonus	-	-	5,807	-	-	-	-	5,807
Settlement of restricted stock units	-	-	(273)	-	(9,352)	(216)	3,597	(6,028)
Unrealized loss on investments	-	-	-	(14)	-	-	-	(14)
Dividends and dividend equivalent rights	-	-	303	-	(8,274)	-	-	(7,971)
Net income	-	-	-	-	38,640	-	-	38,640
Balance at January 3, 2014	16,427	$16	$141,250	$109	$226,040	3,363	$(132,356)	$235,059

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2013	2012	2011

Cash flows from operating activities:
Net income	$38,640	$37,225	$32,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,951	4,711	4,411
Amortization of premiums and accretion of discounts on short-term investments	340	560	344
Deferred rent expense	800	(310)	(417)
Provision for doubtful accounts	1,705	1,763	1,987
Stock-based compensation	13,168	12,378	10,340
Deferred income tax provision	(3,398)	(4,194)	(3,663)
Tax benefit for stock option plans	(4,267)	(3,948)	(2,378)
Changes in operating assets and liabilities:
Accounts receivable	6,676	(14,059)	(3,018)
Prepaid expenses and other assets	(4,596)	(3,379)	(1,929)
Accounts payable and accrued liabilities	3,002	7,374	(997)
Accrued payroll and employee benefits	4,665	9,667	9,404
Deferred revenues	106	717	(183)
Net cash provided by operating activities	61,792	48,505	46,596

Cash flows from investing activities:
Capital expenditures	(6,226)	(4,942)	(3,835)
Purchase of short-term investments	(33,422)	(515)	(26,599)
Maturity of short-term investments	19,190	3,770	-
Sale of short-term investments	1,578	518	1,080
Net cash used in investing activities	(18,880)	(1,169)	(29,354)

Cash flows from financing activities:
Tax benefit for stock option plans	4,267	3,948	2,378
Payroll taxes for restricted stock units	(6,402)	(3,531)	(3,527)
Repurchase of common stock	(25,519)	(22,887)	(40,573)
Exercise of share-based payment awards	1,812	3,611	2,378
Dividends and dividend equivalent rights	(7,927)	-	-
Net cash used in financing activities	(33,769)	(18,859)	(39,344)

Effect of foreign currency exchange rates on cash and cash equivalents	537	352	(8)

Net increase (decrease) in cash and cash equivalents	9,680	28,829	(22,110)
Cash and cash equivalents at beginning of year	113,268	84,439	106,549
Cash and cash equivalents at end of year	$122,948	$113,268	$84,439

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st.  Fiscal period 2013 included 53 weeks of activity and ended on January 3, 2014.  Fiscal periods 2012 and 2011 included 52 weeks of activity and ended on December 28, 2012 and December 30, 2011, respectively. Fiscal period 2014 will end on January 2, 2015.

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

Gross revenues and reimbursements for the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011, respectively, were:

	Fiscal Years
(In thousands)	2013	2012	2011

Gross revenues	$302,742	$298,818	$280,671
Less: Subcontractor fees	6,574	6,165	8,225
Revenues	296,168	292,653	272,446

Reimbursements:
Out-of-pocket reimbursements	6,619	6,426	6,162
Other outside direct expenses	9,506	19,665	19,617
	16,125	26,091	25,779
Revenues before reimbursements	$280,043	$266,562	$246,667

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

Investments are reviewed on a regular basis to evaluate whether or not any security has experienced an other-than temporary decline in fair value.  When assessing investments for other-than-temporary declines in fair value, the Company considers the significance of the decline in value as a percentage of the original cost, how long the market value of the investment has been less than its original cost, any news that has been released specific to the investee, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investments cost basis.

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

Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company has not recognized impairment losses on any long-lived assets in fiscal 2013, 2012 or 2011.

Goodwill
The Company assesses the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired.  The Company’s annual goodwill impairment review is completed during the fourth quarter of each year.  The Company evaluates goodwill for each reporting unit for impairment by assessing qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test.  The Company considers events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, a change in the composition or carrying amount of a reporting unit’s net assets and changes in the price of its common stock.  If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.

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

The Company completed its annual assessment for all reporting units with goodwill for fiscal 2013 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly there was no indication of impairment of goodwill for any of the Company’s reporting units and the two-step goodwill impairment test was not performed.  The Company did not recognize any goodwill impairment losses in fiscal years 2013, 2012 or 2011.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities.  Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  U.S. income taxes are provided on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S.  An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are insignificant at January 3, 2014 and December 28, 2012.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, other assets and accounts payable.  Cash, cash equivalents and short-term investments are recorded at fair value.  The carrying amount of the Company’s accounts receivable, other assets and accounts payable approximates their fair values due to their short maturities.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2013	2012	2011

Shares used in basic per share computation	13,616	13,780	14,181

Effect of dilutive common stock options outstanding	82	150	184

Effect of unvested restricted stock units outstanding	327	363	386

Shares used in diluted per share computation	14,025	14,293	14,751

There were no options excluded from the diluted per share calculation for the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011.

Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for reporting of amounts reclassified out of accumulated other comprehensive income.  The new standard does not change the current requirements for reporting net income or comprehensive income in financial statements.  However, the new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  Effective December 29, 2012, the Company adopted this standard.  There were no amounts reclassified from accumulated other comprehensive income to net income during the fiscal year ended January 3, 2014.

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of January 3, 2014:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$85,849	$-	$-	$85,849

Cash equivalents:
Money market securities	37,099	-	-	37,099
Total cash equivalents	37,099	-	-	37,099
Total cash and cash equivalents	122,948	-	-	122,948

Short-term investments:
State and municipal bonds	33,155	25	(9)	33,171
Total short-term investments	33,155	25	(9)	33,171

Total cash, cash equivalents and short-term investments	$156,103	$25	$(9)	$156,119

Cash, cash equivalents and short-term investments consisted of the following as of December 28, 2012:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$64,134	$-	$-	$64,134

Cash equivalents:
Money market securities	49,134	-	-	49,134
Total cash equivalents	49,134	-	-	49,134
Total cash and cash equivalents	113,268	-	-	113,268

Short-term investments:
State and municipal bonds	20,841	41	(1)	20,881
Total short-term investments	20,841	41	(1)	20,881

Total cash, cash equivalents and short-term investments	$134,109	$41	$(1)	$134,149

Note 3:  Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan.  There have been no transfers between fair value measurement levels during the years ended January 3, 2014 and December 28, 2012.  Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer.  The fair value of these certain financial assets and liabilities was determined using the following inputs at January 3, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market securities (1)	$37,099	$37,099	$-	$-

Fixed income available for sale securities (2)	33,171	-	33,171	-

Fixed income trading securities held in deferred compensation plan (3)	9,535	9,535	-	-

Equity trading securities held in deferred compensation plan (3)	28,444	28,444	-	-

Total	$108,249	$75,078	$33,171	$-

Liabilities
Deferred compensation plan (4)	37,926	37,926	-	-

Total	$37,926	$37,926	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 28, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market securities (1)	$49,134	$49,134	$-	$-

Fixed income available for sale securities (2)	20,881	-	20,881	-

Fixed income trading securities held in deferred compensation plan (3)	9,911	9,911	-	-

Equity trading securities held in deferred compensation plan (3)	17,178	17,178	-	-

Total	$97,104	$76,223	$20,881	$-

Liabilities
Deferred compensation plan (4)	26,984	26,984	-	-

Total	$26,984	$26,984	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of January 3, 2014 and December 28, 2012 represent primarily obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 12 for additional information about the Company’s deferred compensation plan.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on remaining effective maturities as of January 3, 2014:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$12,740	$12,744
Due between one and two years	20,415	20,427
Total	$33,155	$33,171

At January 3, 2014 and December 28, 2012, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at January 3, 2014, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at January 3, 2014 approximates their carrying value as reported on the consolidated balance sheet. The fair values of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in the Company’s valuation technique during fiscal 2013. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the years ended January 3, 2014, December 28, 2012 and December 30, 2011.

Note 4: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2013	2012

Property:
Land	$4,450	$4,450
Buildings	34,928	34,491
Construction in progress	51	706
Equipment:
Machinery and equipment	32,046	29,687
Office furniture and equipment	7,542	7,067
Leasehold improvements	12,745	9,724
	91,762	86,125

Less accumulated depreciation and amortization	63,041	58,679

Property, equipment and leasehold improvements, net	$28,721	$27,446

Depreciation and amortization for the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011, was $4,951,000, $4,711,000 and $4,411,000, respectively.

Note 5: Goodwill

Below is a breakdown of goodwill, reported by segment as of January 3, 2014 and December 28, 2012:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total

Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011.  There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011.

Note 6: Inventory

The company did not have any inventory at January 3, 2014.  At December 28, 2012 the Company had $374,000 of finished goods inventory included in prepaid expenses and other current assets on its consolidated balance sheet.

Note 7: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2013	2012

Billed accounts receivable	$52,674	$54,653
Unbilled accounts receivable	27,077	33,374
Allowance for contract losses and doubtful accounts	(2,771)	(2,666)
Total accounts receivable, net	$76,980	$85,361

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2013	2012

Accounts payable	$2,798	$7,010
Accrued liabilities	5,644	3,376
Total accounts payable and other accrued liabilities	$8,442	$10,386

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2013	2012

Accrued bonuses payable	$35,370	$33,885
Accrued 401(k) contributions	6,976	6,304
Accrued vacation	8,004	8,008
Other accrued payroll and employee benefits	6,584	6,523
Total accrued payroll and employee benefits	$56,934	$54,720

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs.

Note 8: Income Taxes

Income before income taxes includes income from foreign operations of $6,007,000, $3,423,000 and $2,361,000 for fiscal 2013, 2012 and 2011, respectively.

Total income tax expense for the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011 consisted of the following:

	Fiscal Years
(In thousands)	2013	2012	2011

Current
Federal	$22,468	$23,562	$20,544
Foreign	1,411	852	656
State	4,824	4,304	4,587
	28,703	28,718	25,787
Deferred
Federal	(2,703)	(3,378)	(3,013)
State	(695)	(816)	(650)
	(3,398)	(4,194)	(3,663)
Total	$25,305	$24,524	$22,124

The Company’s effective tax rate differs from the statutory federal tax rate of 35% as shown in the following schedule:

	Fiscal Years
(In thousands)	2013	2012	2011

Tax at federal statutory rate	$22,381	$21,612	$19,187
State taxes, net of federal benefit	2,819	2,409	2,568
Tax exempt interest income	(36)	(104)	(74)
Non-deductible expenses	226	296	240
Non-deductible stock-based compensation	(79)	(40)	12
Other	(6)	351	191
Tax expense	$25,305	$24,524	$22,124

Effective tax rate	39.6%	39.7%	40.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 2014 and December 28, 2012 are presented in the following schedule:

	Fiscal Years
(In thousands)	2013	2012

Deferred tax assets:
Accrued liabilities and allowances	$15,539	$14,503
Deferred compensation	22,373	17,252
Total deferred tax assets	37,912	31,755

Deferred tax liabilities:
State taxes	(1,519)	(1,099)
Deductible goodwill	(2,925)	(2,829)
Property, equipment and leasehold improvements	(622)	(500)
Unrealized gain of deferred compensation plan assets	(3,215)	(1,095)
Other	(394)	(216)
Total deferred tax liabilities	(8,675)	(5,739)
Net deferred tax assets	$29,237	$26,016

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity.  The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital.  For the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011, the net deduction in tax payable arising from employees’ stock award activity was $4,267,000, $3,948,000 and $2,378,000, respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions.  The Company is no longer subject to United States federal income tax examination for years prior to 2010.  The Company is no longer subject to California franchise tax examinations for years prior to 2009.  With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2009.

At January 3, 2014, the Company had unrecognized tax benefits of $1,147,000, which primarily related to uncertainty regarding the sustainability of certain deductions taken on the Company’s federal and state income tax returns.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2011	$388,000
Additions based on tax positions related to the current year	275,000
Additions for tax positions of prior years	317,000
Reductions due to lapse of statute of limitations	(72,000)
Reductions due to change in accounting method	-
Settlements	-

Balance at December 28, 2012	$908,000
Additions based on tax positions related to the current year	316,000
Additions for tax positions of prior years	-
Reductions due to lapse of statute of limitations	(77,000)
Reductions due to change in accounting method	-
Settlements	-

Balance at January 3, 2014	$1,147,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet.  To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.  There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries.  The amount of such earnings at January 3, 2014 was $2,379,000.  These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon.  The unrecognized deferred tax liability for these earnings is estimated to be approximately $118,000.

Note 9: Stockholders’ Equity

Preferred Stock
The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share.  The Company committed to stockholders in a letter dated May 23, 2006 to limit its use to 2,000,000 preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock.  None of the preferred shares were issued and outstanding at January 3, 2014 and December 28, 2012.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2013
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.15	$1,969
Second Quarter	$0.15	1,998
Third Quarter	$0.15	1,945
Fourth Quarter	$0.15	1,965
		$7,877

Prior to 2013 the Company had never paid cash dividends on its common stock.  On February 5, 2014 the Company’s Board of Directors announced a cash dividend of $0.25 per share of the Company’s common stock, payable March 28, 2014, to stockholders of record as of March 7, 2014.  The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

Treasury Stock
Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $10,383,000, $10,600,000, and $9,349,000 were recorded as a reduction to retained earnings during fiscal 2013, 2012 and 2011, respectively.

Repurchase of Common Stock
The Company repurchased 438,000 shares of its common stock for $25,011,000 during the fiscal year ended January 3, 2014.  The Company repurchased 480,000 shares of its common stock for $23,395,000 during the fiscal year ended December 28, 2012.  The Company repurchased 1,002,000 shares of its common stock for $40,573,000 during the fiscal year ended December 30, 2011.  On February 15, 2013 the Board of Directors authorized an additional $35,000,000 for the repurchase of Exponent’s common stock. On February 9, 2012 the Board of Directors authorized $35,000,000 for the repurchase of Exponent’s common stock.  As of January 3, 2014, the Company had remaining authorization under its stock repurchase plan of $31,000,000 to repurchase shares of common stock.

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

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors.  The total number of shares reserved for issuance under the 2008 Equity Incentive Plan is 2,414,075 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company.  As of January 3, 2014, 925,926 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation.  Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date.  Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 200,000 shares of common stock.  As of January 3, 2014, 62,579 shares were available for grant.  Weighted average purchase prices for shares sold under the ESPP plan in fiscal 2013, 2012 and 2011 were $60.64, $50.26 and $41.70, respectively.

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

All restricted stock units granted have dividend equivalent rights (“DER”), which entitle holders of restricted stock units to the same dividend value per share as holders of common stock.  DER are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs.  DER are accumulated and paid in additional restricted stock units when the underlying shares vest.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant.  The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses.  The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned.  For the fiscal years ended January 3, 2014, December 28, 2012, and December 30, 2011, the Company recorded stock-based compensation expense associated with accrued bonus awards of $6,061,000, $6,089,000 and  $5,295,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $6,030,000, $5,650,000 and $4,464,000 during the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011, respectively.

The number of restricted stock unit awards outstanding as of January 3, 2014 is as follows(1):

	Number	Weighted-
	of awards	average
	outstanding	fair value

Balance as of December 31, 2010	555,382	$25.64
Awards granted	249,997	38.59
Awards vested	(260,064)	28.29
Awards cancelled	(2,981)	29.58

Balance as of December 30, 2011	542,334	$30.32
Awards granted	235,506	48.04
Awards vested	(235,912)	39.69
Awards cancelled	(5,321)	32.69

Balance as of December 28, 2012	536,607	$33.95
Awards granted	235,865	54.17
Awards vested	(285,661)	36.74
Awards cancelled	(8,464)	40.67

Balance as of January 3, 2014	478,347	$42.14

(1) Does not include employee stock purchase or stock option plans.

Stock Options
The Company currently grants stock options under the 2008 Equity Incentive Plan.  Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date.  The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant.  All stock options have dividend equivalent rights (“DER”), which entitle holders of stock options to the same dividend value per share as holders of common stock.  DER are subject to the same vesting terms as the corresponding stock options.  DER are accumulated and paid in cash when the underlying stock options vest.  During the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011, the Company recorded stock-based compensation expense of $48,000, $37,000 and $34,000, respectively, associated with stock options granted prior to, but not yet vested as of December 30, 2005.  During the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011, the Company recorded stock-based compensation expense of $1,029,000, $602,000 and $547,000, respectively, associated with stock options granted after December 30, 2005.

Option activity is as follows(1):

			Weighted-	Aggregate
		Weighted-	average	intrinsic
	Number	average	remaining	value
	of shares	exercise	contractual	(in
	outstanding	price	term (years)	thousands)

Balance as of December 31, 2010	511,140	$15.69
Options granted	30,000	37.72
Options cancelled	-	-
Options exercised	(105,744)	14.07

Balance as of December 30, 2011	435,396	$17.60
Options granted	25,000	48.27
Options cancelled	(2,000)	6.50
Options exercised	(200,268)	13.01

Balance as of December 28, 2012	258,128	$24.21
Options granted	27,500	50.03
Options cancelled	-	-
Options exercised	(68,628)	9.76

Balance as of January 3, 2014	217,000	$32.06	5.85	$9,835
Vested and expected to vest as of January 3, 2014	213,512	$31.95	5.83	$9,700

Exercisable at January 3, 2014	141,125	$26.81	4.91	$7,136

(1) Does not include restricted stock or employee stock purchase plans

The total intrinsic value of options exercised during the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011 was $3,177,000, $7,484,000 and $2,995,000, respectively.  The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended January 3, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 3, 2014.  This amount changes based on the fair-value of the Company’s stock.

Information regarding options outstanding at January 3, 2014 is summarized below:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted
	Number	average	Average	Number	average
Range of	of	remaining	Exercise	of	exercise
exercise price	options	life in years	Price	shares	price

$12.42-18.37	32,000	2.08	$16.14	28,000	$16.67
$23.07-31.01	102,500	5.22	$26.59	91,875	$26.67
$37.72-37.72	30,000	7.11	$37.72	15,000	$37.72
$48.27-50.03	52,500	8.63	$49.19	6,250	$48.27
	217,000	5.85	$32.06	141,125	$26.81

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

The assumptions used to value option grants for the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011 are as follows:

	Stock Option Plan
	2013	2012	2011

Expected life (in years)	6.4	6.4	6.5
Risk-free interest rate	1.4%	1.4%	3.1%
Volatility	36%	39%	39%
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted during the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011 were $18.78, $19.51 and $16.51, respectively.

The amount of stock-based compensation expense recognized in the Company’s consolidated statements of income for the fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011 is as follows:

	2013	2012	2011
(In thousands)
Compensation and related expenses:
Restricted stock units	$11,680	$11,345	$9,402
Stock option grants	1,077	639	581
Sub-total	12,757	11,984	9,983

General and administrative expenses:
Restricted stock units	411	394	357
Sub-total	411	394	357
Total stock-based compensation expense	$13,168	$12,378	$10,340

As of January 3, 2014, there was $5,233,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.4 years, related to unvested restricted stock unit awards and $486,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 1.8 years, related to unvested stock options.  Total unrecognized compensation costs will be adjusted for future changes in estimated forfeitures.

A summary of the Company’s unvested stock options is as follows:

	Unvested	Weighted-
	options	average
	outstanding	fair value

Balance of unvested stock options as of December 31, 2010	136,000	$10.64
Options granted	30,000	16.51
Options vested	(62,122)	10.23
Options forfeited	-	-
Balance of unvested stock options as of December 30, 2011	103,878	$12.58
Options granted	25,000	19.51
Options vested	(44,624)	12.27
Options forfeited	-	-
Balance of unvested stock options as of December 28, 2012	84,254	$14.80
Options granted	27,500	18.78
Options vested	(35,879)	13.30
Options forfeited	-	-
Balance of unvested stock options as of January 3, 2014	75,875	$16.95

Note 11: Retirement Plans

The Company provides a defined contribution retirement plan for its employees whereby the Company contributes to each eligible employee’s account 7% of the employee’s eligible base salary plus overtime.  The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution.  To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee.  The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter.  The Company’s expenses related to this plan were $6,564,000, $6,573,000, and $6,148,000 in fiscal 2013, 2012, and 2011, respectively.

Note 12: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees.  Under this plan, participants may elect to defer up to 100% of their compensation.  Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors.  As of January 3, 2014 and December 28, 2012 the invested amounts under the plan totaled $37,979,000 and $27,089,000, respectively.  These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of January 3, 2014 and December 28, 2012, vested amounts due under the plan totaled $37,926,000 and $26,984,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the fiscal years 2013, 2012 and 2011, the Company recognized compensation expense of $6,044,000, $2,158,000, and $(273,000), respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income, net.

Note 13: Commitments and Contingencies

The following is a summary of the future minimum payments, required under non-cancelable operating leases, with terms in excess of one year, as of January 3, 2014:

(In thousands)
Lease
Fiscal year	commitments
2014	$7,718
2015	6,411
2016	4,489
2017	2,736
2018	1,354
Thereafter	2,795
$25,503

Total rent expense from property leases in fiscal 2013, 2012, and 2011 was $5,929,000, $5,481,000 and $5,180,000, respectively.  Total expense from other operating leases in fiscal 2013, 2012, and 2011 was $1,704,000, $1,754,000 and $1,477,000, respectively.  The Company had $350,000 in outstanding purchase commitments as of January 3, 2014.  These commitments are expected to be fulfilled by the end of fiscal 2014.

The Company is party to a lawsuit arising from the Company’s hiring of employees from another consulting firm.  Their former employer alleges that the Company aided and abetted the employees’ breach of duties owed to their former employer, wrongfully interfered with the former employer’s economic relationships, and breached a software license agreement.  The lawsuit also alleges that the Company misappropriated the former employer’s trade secrets and violated unfair trade practice laws.  The lawsuit does not allege a specific dollar amount of damages. The case is currently in discovery and no trial date has been set.  The Company intends to vigorously defend itself.  Although the Company’s ultimate liability in this matter cannot be determined based on the information currently available, the Company believes, after consultation with legal counsel, the ultimate resolution of this claim will not have a material adverse effect on its financial condition.  However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

In addition to the above matters, the Company is a party to various other legal actions from time to time and may be contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which the Company believes, after consultation with legal counsel, will not have a material adverse effect on its financial condition, results of operations or liquidity.  However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.  All legal costs associated with litigation are expensed as incurred.

Note 14: Miscellaneous Income, Net

Miscellaneous income, net, consisted of the following:

	Fiscal Years
(In thousands)	2013	2012	2011

Rental income	$1,913	$1,671	$1,310
Gain (loss) on deferred compensation investments	6,044	2,158	(273)
(Loss) gain on foreign exchange	(89)	(61)	70
Other	4	33	16
Total	$7,872	$3,801	$1,123

Note 15: Industry and Client Credit Risk

The Company serves clients in various segments of the economy.  During fiscal 2013, 2012 and 2011 the Company provided services representing approximately 9%, 10% and 10%, respectively, of revenues to clients and to organizations and insurers acting on behalf of clients in the transportation industry.  During fiscal 2013, 2012 and 2011 the Company derived approximately 8%, 13% and 15%, respectively, of revenues from government agencies and contractors.

No single customer comprised more than 10% of the Company’s revenues for the years ended January 3, 2014, December 28, 2012 and December 30, 2011.  No single customer comprised more than 10% of the Company’s accounts receivable at January 3, 2014.  Agencies of the U.S. federal government comprised 11% of the Company’s accounts receivable at December 28, 2012.

Note 16: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2013	2012	2011
Cash paid during the year:
Income taxes	$24,701	$24,104	$21,669

Non-cash investing and financing activities:
Capital leases for equipment	$-	$-	$142
Unrealized (loss) gain on investments	$(14)	$(28)	$52
Vested stock unit awards granted to settle accrued bonus	$5,807	$5,343	$4,538
Stock repurchases payable to broker	$-	$508	$-

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

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2013, 2012, and 2011.  Segment information for selected data from the balance sheets is presented for the fiscal years ended January 3, 2014 and December 28, 2012.  The chief operating decision maker does not review total assets in his evaluation of segment performance and capital allocation.

Revenues
	Fiscal Years
(In thousands)	2013	2012	2011

Engineering and Other Scientific	$215,972	$213,304	$199,772
Environmental and Health	80,196	79,349	72,674

Total revenues	$296,168	$292,653	$272,446

Operating Income
	Fiscal Years
(In thousands)	2013	2012	2011

Engineering and Other Scientific	$67,070	$62,852	$57,779
Environmental and Health	25,072	25,752	22,367

Total segment operating income	92,142	88,604	80,146

Corporate operating expense	(36,196)	(30,984)	(26,686)

Total operating income	$55,946	$57,620	$53,460

Capital Expenditures
	Fiscal Years
(In thousands)	2013	2012	2011

Engineering and Other Scientific	$5,180	$3,264	$2,489
Environmental and Health	148	289	313

Total segment capital expenditures	5,328	3,553	2,802

Corporate capital expenditures	898	1,389	1,033

Total capital expenditures	$6,226	$4,942	$3,835

Depreciation and Amortization
	Fiscal Years
(In thousands)	2013	2012	2011

Engineering and Other Scientific	$3,097	$2,831	$2,700
Environmental and Health	299	286	227

Total segment depreciation and amortization	3,396	3,117	2,927

Corporate depreciation and amortization	1,555	1,594	1,484

Total depreciation and amortization	$4,951	$4,711	$4,411

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net
	Fiscal Years
(In thousands)	2013	2012

United States	$28,076	$26,857
Foreign Countries	645	589

Total	$28,721	$27,446

Revenues (1)
	Fiscal Years
(In thousands)	2013	2012	2011

United States	$263,341	$260,760	$239,994
Foreign Countries	32,827	31,893	32,452

Total	$296,168	$292,653	$272,446

 (1) Geographic revenues are allocated based on the location of the client.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2013	March 29,	June 28,	September 27,	January 3,
(In thousands, except per share data)	2013	2013	2013	2014

Revenues before reimbursements	$68,992	$71,919	$70,096	$69,036
Revenues	72,660	75,505	75,231	72,772
Operating income	10,851	17,593	15,160	12,342
Income before income taxes	13,505	18,271	17,515	14,654

Net income	$7,976	$10,848	$11,094	$8,722

Net income per share
Basic	$0.58	$0.80	$0.82	$0.64
Diluted	$0.56	$0.77	$0.79	$0.63
Shares used in per share computations
Basic	13,667	13,637	13,598	13,556
Diluted	14,125	14,007	13,993	13,949

Fiscal 2012	March 30,	June 29,	September 28,	December 28,
(In thousands, except per share data)	2012	2012	2012	2012

Revenues before reimbursements	$66,470	$68,318	$66,725	$65,049
Revenues	71,925	74,484	73,298	72,946
Operating income	11,816	17,361	14,728	13,715
Income before income taxes	13,733	17,248	16,330	14,438

Net income	$8,201	$10,327	$10,225	$8,472

Net income per share
Basic	$0.59	$0.75	$0.75	$0.62
Diluted	$0.57	$0.72	$0.72	$0.60
Shares used in per share computations
Basic	13,859	13,835	13,694	13,733
Diluted	14,419	14,316	14,196	14,208

Schedule II
Valuation and Qualifying Accounts

		Additions		Deletions (1)
				Accounts
	Balance at	Provision	Provision	Written-off	Balance
	Beginning of	Charged to	Charged to	Net of	at End of
(In thousands)	Year	Expense	Revenues	Recoveries	Year
Year Ended January 3, 2014
Allowance for bad debt	$933	$515	$-	$(506)	$942
Allowance for contract losses	$1,733	$-	$1,189	$(1,093)	$1,829

Year Ended December 28, 2012
Allowance for bad debt	$819	$483	$-	$(369)	$933
Allowance for contract losses	$1,520	$-	$1,280	$(1,067)	$1,733

Year Ended December 30, 2011
Allowance for bad debt	$702	$709	$-	$(592)	$819
Allowance for contract losses	$1,424	$-	$1,278	$(1,182)	$1,520

(1) Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $50,000, $110,000 and $105,000 for the years ended January 3, 2014, December 28, 2012 and December 30, 2011, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 28, 2014	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul R. Johnston	President, Chief Executive Officer and Director	February 28, 2014
Paul R. Johnston, Ph.D.

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer	February 28, 2014
Richard L. Schlenker, Jr.	and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Michael R. Gaulke	Chairman of the Board of Directors	February 28, 2014
Michael R. Gaulke

/s/ Samuel H. Armacost	Director	February 28, 2014
Samuel H. Armacost

/s/ Mary B. Cranston	Director	February 28, 2014
Mary B. Cranston

/s/ Karen A. Richardson	Director	February 28, 2014
Karen A. Richardson

/s/ Stephen C. Riggins	Director	February 28, 2014
Stephen C. Riggins

/s/ John B. Shoven	Director	February 28, 2014
John B. Shoven, Ph.D.

EXHIBIT INDEX

                The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Current Report on Form 8-K as filed on February 14, 2012).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

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

73

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

10.42
Third Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

*10.43	Amendment to Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

10.44	Fourth Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010).

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

* Indicates management compensatory plan, contract or arrangement

