Form 10-Q
period 2014-04-04
EXPONENT INC
filed 2014-05-09
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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

As of May 2, 2014, the latest practicable date, the registrant had 13,102,801 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

April 4, 2014 and January 3, 2014

(in thousands, except par value)

(unaudited)

	April 4,	January 3,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$105,621	$122,948
Short-term investments	31,831	33,171
Accounts receivable, net of allowance for doubtful accounts
of $2,753 and $2,771 at April 4, 2014 and
January 3, 2014, respectively	84,946	76,980
Prepaid expenses and other assets	16,835	10,450
Deferred income taxes	10,408	8,135
Total current assets	249,641	251,684

Property, equipment and leasehold improvements, net	28,314	28,721
Goodwill	8,607	8,607
Deferred income taxes	22,073	21,102
Deferred compensation plan assets	32,766	33,501
Other assets	593	551
Total assets	$341,994	$344,166

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,862	$8,442
Accrued payroll and employee benefits	42,336	56,934
Deferred revenues	7,204	6,771
Total current liabilities	62,402	72,147

Other liabilities	1,250	1,181
Deferred compensation	34,516	33,447
Deferred rent	2,233	2,332
Total liabilities	100,401	109,107

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized;
16,427 shares issued at April 4, 2014 and January 3, 2014	16	16
Additional paid-in capital	155,690	141,250
Accumulated other comprehensive income
Investment securities, available for sale	24	10
Foreign currency translation adjustments	151	99
	175	109
Retained earnings	225,592	226,040
Treasury stock, at cost; 3,293 and 3,363 shares held at
April 4, 2014 and January 3, 2014, respectively	(139,880)	(132,356)
Total stockholders’ equity	241,593	235,059
Total liabilities and stockholders’ equity	$341,994	$344,166

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

 For the Three Months Ended April 4, 2014 and March 29, 2013

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 4, 2014	March 29, 2013

Revenues:
Revenues before reimbursements	$72,967	$68,992
Reimbursements	2,995	3,668

Revenues	75,962	72,660

Operating expenses:
Compensation and related expenses	48,858	48,562
Other operating expenses	6,317	6,147
Reimbursable expenses	2,995	3,668
General and administrative expenses	3,698	3,432

Total operating expenses	61,868	61,809

Operating income	14,094	10,851

Other income, net:
Interest income, net	44	45
Miscellaneous income, net	1,227	2,609
Total other income, net	1,271	2,654

Income before income taxes	15,365	13,505

Income taxes	6,211	5,529

Net income	$9,154	$7,976

Net income per share:
Basic	$0.68	$0.58
Diluted	$0.66	$0.56

Shares used in per share computations:
Basic	13,537	13,667
Diluted	13,940	14,125

Cash dividends declared per common share	$0.25	$0.15

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended April 4, 2014 and March 29, 2013

(in thousands)

(unaudited)

	Three Months Ended
	April 4, 2014	March 29, 2013

Net income	$9,154	$7,976
Other comprehensive income:
Foreign currency translation adjustments, net of tax	52	(461)
Unrealized gains (losses) on available for sale investment securities arising during the period, net of tax	14	(12)

Comprehensive income	$9,220	$7,503

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 4, 2014 and March 29, 2013

(in thousands)

(unaudited)

	Three Months Ended
	April 4, 2014	March 29, 2013
Cash flows from operating activities:

Net income	$9,154	$7,976
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,322	1,149
Amortization of premiums and accretion of discounts on short-term investments	225	79
Deferred rent	(99)	61
Provision for doubtful accounts	249	135
Stock-based compensation	5,293	5,291
Deferred income tax provision	(3,324)	(1,254)
Excess tax benefit from equity awards	(4,499)	(3,774)
Changes in operating assets and liabilities:
Accounts receivable	(8,215)	4,674
Prepaid expenses and other assets	(4,988)	(3,121)
Accounts payable and accrued liabilities	8,167	240
Accrued payroll and employee benefits	(9,838)	(15,401)
Deferred revenues	433	(1,237)
Net cash used in operating activities	(6,120)	(5,182)

Cash flows from investing activities:
Capital expenditures	(915)	(1,959)
Maturity of short-term investments	1,140	11,240
Net cash provided by investing activities	225	9,281

Cash flows from financing activities:
Excess tax benefit from equity awards	4,499	3,774
Payroll taxes for restricted stock units	(6,267)	(6,119)
Repurchase of common stock	(6,831)	(11,490)
Exercise of share-based payment awards	329	612
Dividends paid	(3,310)	(1,969)
Net cash used in financing activities	(11,580)	(15,192)

Effect of foreign currency exchange rates on cash and cash equivalents	148	(674)

Net decrease in cash and cash equivalents	(17,327)	(11,767)
Cash and cash equivalents at beginning of period	122,948	113,268
Cash and cash equivalents at end of period	$105,621	$101,501

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended April 4, 2014 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2014 which was filed with the U.S. Securities and Exchange Commission on February 28, 2014.

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

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2014
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.25	$3,262
		$3,262

	Fiscal Year 2013
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.15	$1,969
Second Quarter	$0.15	1,998
Third Quarter	$0.15	1,945
Fourth Quarter	$0.15	1,965
		$7,877

Prior to 2013 the Company had never paid cash dividends on its common stock. On April 23, 2014 the Company’s Board of Directors announced a cash dividend of $0.25 per share of the Company’s common stock, payable June 27, 2014, to stockholders of record as of June 6, 2014. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include accounting for revenue recognition and estimating the allowance for doubtful accounts. Actual results could differ from those estimates.

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during the three months ended April 4, 2014 and March 29, 2013. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at April 4, 2014:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$38,347	$38,347	$-	$-

Fixed income available for sale securities (2)	31,831	-	31,831	-

Fixed income trading securities held in deferred compensation plan (3)	10,914	10,914	-	-

Equity trading securities held in deferred compensation plan (3)	32,251	32,251	-	-

Total	$113,343	$81,512	$31,831	$-

Liabilities
Deferred compensation plan (4)	44,874	44,874	-	-

Total	$44,874	$44,874	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 3, 2014:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$37,099	$37,099	$-	$-

Fixed income available for sale securities (2)	33,171	-	33,171	-

Fixed income trading securities held in deferred compensation plan (3)	9,535	9,535	-	-

Equity trading securities held in deferred compensation plan (3)	28,444	28,444	-	-

Total	$108,249	$75,078	$33,171	$-

Liabilities
Deferred compensation plan (4)	37,926	37,926	-	-

Total	$37,926	$37,926	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of April 4, 2014 and January 3, 2014 represent primarily obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of April 4, 2014:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$67,274	$-	$-	$67,274

Cash equivalents:
Money market securities	38,347	-	-	38,347
Total cash equivalents	38,347	-	-	38,347
Total cash and cash equivalents	105,621	-	-	105,621

Short-term investments:
State and municipal bonds	31,791	43	(3)	31,831
Total short-term investments	31,791	43	(3)	31,831

Total cash, cash equivalents and short-term investments	$137,412	$43	$(3)	$137,452

There were no securities in a continuous unrealized loss position for more than 12 months as of April 4, 2014.

Cash, cash equivalents and short-term investments consisted of the following as of January 3, 2014:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$85,849	$-	$-	$85,849

Cash equivalents:
Money market securities	37,099	-	-	37,099
Total cash equivalents	37,099	-	-	37,099
Total cash and cash equivalents	122,948	-	-	122,948

Short-term investments:
State and municipal bonds	33,155	25	(9)	33,171
Total short-term investments	33,155	25	(9)	33,171

Total cash, cash equivalents and short-term investments	$156,103	$25	$(9)	$156,119

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of April 4, 2014:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$14,945	$14,956
Due between one and two years	16,846	16,875
Total	$31,791	$31,831

At April 4, 2014 and January 3, 2014, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at April 4, 2014 and January 3, 2014, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at April 4, 2014 and January 3, 2014 approximates their carrying value as reported on the consolidated balance sheet due to their generally short maturities. If measured at fair value in the financial statements, these instruments would be categorized as Level 2 of the fair value hierarchy.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three months ended April 4, 2014 and March 29, 2013.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	April 4, 2014	March 29, 2013

Shares used in basic per share computation	13,537	13,667
Effect of dilutive common stock options outstanding	79	76
Effect of dilutive restricted stock units outstanding	324	382
Shares used in diluted per share computation	13,940	14,125

There were no options excluded from the diluted per share calculations for the three months ended April 4, 2014 and March 29, 2013.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,586,000 and $1,513,000 during the three months ended April 4, 2014 and March 29, 2013, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,227,000 and $3,158,000 during the three months ended April 4, 2014 and March 29, 2013, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. For options granted on or after January 1, 2012, all unvested stock option awards will continue to vest in the case of retirement at 59½ or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $480,000 and $620,000 during the three months ended April 4, 2014 and March 29, 2013, respectively, associated with stock option grants.

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

Note 5: Treasury Stock

On February 9, 2012, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On February 15, 2013, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock.

The Company repurchased 102,719 shares of its common stock for $7,631,000 during the three months ended April 4, 2014. The Company repurchased 229,433 shares of its common stock for $11,676,000 during the three months ended March 29, 2013. As of April 4, 2014, the Company had remaining authorization under its stock repurchase plans of $23,369,000 to repurchase shares of common stock.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $6,050,000 and $10,025,000 were recorded as a reduction to retained earnings during the three months ended April 4, 2014 and March 29, 2013, respectively.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of April 4, 2014 and January 3, 2014, the invested amounts under the plan totaled $43,165,000 and $37,979,000, respectively. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to other income and expense.

As of April 4, 2014 and January 3, 2014, vested amounts due under the plan totaled $44,874,000 and $37,926,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended April 4, 2014 and March 29, 2013, the Company recognized compensation expense of $731,000 and $2,066,000, respectively, as a result of increases in the fair value of the trust assets with the same amount being recorded as income in other income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	April 4, 2014	March 29, 2013

Cash paid during period:

Income taxes	$428	$623

Non-cash investing and financing activities:

Unrealized gain (loss) on short-term investments	$14	$(12)

Vested stock unit awards issued to settle accrued bonuses	$6,008	$5,807

Stock repurchases payable to broker	$800	$694

Note 8: Accounts Receivable, Net

At April 4, 2014 and January 3, 2014, accounts receivable, net, was comprised of the following:

	April 4,	January 3,
(In thousands)	2014	2014

Billed accounts receivable	$55,774	$52,674
Unbilled accounts receivable	31,925	27,077
Allowance for doubtful accounts	(2,753)	(2,771)
Total accounts receivable, net	$84,946	$76,980

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

Segment information for the three months ended April 4, 2014 and March 29, 2013 follows:

Revenues
	Three Months Ended
(In thousands)	April 4, 2014	March 29, 2013

Engineering and Other Scientific	$55,827	$53,323
Environmental and Health	20,135	19,337

Total revenues	$75,962	$72,660

Operating income
	Three Months Ended
(In thousands)	April 4, 2014	March 29, 2013

Engineering and Other Scientific	$18,818	$16,874
Environmental and Health	5,973	5,580

Total segment operating income	24,791	22,454

Corporate operating expense	(10,697)	(11,603)

Total operating income	$14,094	$10,851

Capital Expenditures
	Three Months Ended
(In thousands)	April 4, 2014	March 29, 2013

Engineering and Other Scientific	$530	$1,361
Environmental and Health	55	38

Total segment capital expenditures	585	1,399

Corporate capital expenditures	330	560

Total capital expenditures	$915	$1,959

Depreciation and Amortization
	Three Months Ended
(In thousands)	April 4, 2014	March 29, 2013

Engineering and Other Scientific	$873	$699
Environmental and Health	47	74

Total segment depreciation and amortization	920	773

Corporate depreciation and amortization	402	376

Total depreciation and amortization	$1,322	$1,149

No single customer comprised more than 10% of the Company’s revenues during the three months ended April 4, 2014 and March 29, 2013. No single customer comprised more than 10% of the Company’s accounts receivable at April 4, 2014 and January 3, 2014.

Note 10: Goodwill

Below is a breakdown of goodwill reported by segment as of April 4, 2014:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total

Goodwill	$8,099	$508	$8,607

There were no acquisitions, dispositions, impairments or other changes in the carrying amount of goodwill, nor any changes in the composition of the Company’s reporting units, during the three months ended April 4, 2014.

Note 11: Contingencies

The Company is party to a lawsuit arising from the Company’s hiring of employees from another consulting firm. Their former employer alleges that the Company aided and abetted the employees’ breach of duties owed to their former employer, wrongfully interfered with the former employer’s economic relationships, and breached a software license agreement. The lawsuit also alleges that the Company misappropriated the former employer’s trade secrets and violated unfair trade practice laws. The case is currently in discovery and no trial date has been set. The Company intends to vigorously defend itself. Although the Company’s ultimate liability in this matter cannot be determined based on the information currently available, the Company, after consultation with legal counsel, has accrued an immaterial amount. The Company believes, after consultation with legal counsel, the ultimate resolution of this claim will not have a material adverse effect on its financial condition or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2014, which are contained in our fiscal 2013 Annual Report on Form 10-K which was filed with the U.S. Securities and Exchange Commission on February 28, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended thereto) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our fiscal 2013 Annual Report on Form 10-K under the heading “Risk Factors” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our unaudited condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition and estimating the allowance for doubtful accounts are described in our fiscal 2013 Annual Report on Form 10-K under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2014 increased 5% and revenues before reimbursements increased 6% as compared to the same period last year. The increase in revenues before reimbursements was due to an increase in billable hours and an increase in billing rates. We experienced strong demand for our consulting services from a diverse set of clients for both reactive and proactive projects and received some follow-on activities related to several major investigations. This was partially offset by the expected decline in the level of activity for some of these major investigations. For the quarter, we had notable performances in several practices. In our polymer sciences practice, we evaluated materials for medical devices, consumer electronics and textiles. In our biomedical engineering practice, we assisted clients with addressing issues of compatibility between their devices and magnetic resonance imaging and radio frequency equipment. In our environmental practice, we continued our work on assessing the impact of an oil spill; and in our construction consulting practice, we helped clients manage significant capital projects.

The increase in revenues before reimbursements resulted in a 15% increase in net income during the first quarter of 2014 as compared to the same period last year. Net income increased to $9,154,000 during the first quarter of 2014 as compared to $7,976,000 during the same period last year. Diluted earnings per share increased to $0.66 per share as compared to $0.56 in the same period last year due to the increase in net income and our ongoing share repurchase program.

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

Overview of the Three Months Ended April 4, 2014

During the first quarter of 2014, billable hours increased 3% to 274,000 as compared to 265,000 during the same period last year. The increase in billable hours was due to follow-on activities related to major investigations and continued demand for our proactive and reactive consulting services. Our utilization was 72% during the first quarter of 2014 and 2013. Technical full-time equivalent employees increased 3% to 732 during the first quarter of 2014 as compared to 708 during the same period last year due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended April 4, 2014 compared to Three Months Ended March 29, 2013

Revenues
	Three Months Ended
(In thousands)	April 4, 2014	March 29, 2013	Percent Change

Engineering and Other Scientific	$55,827	$53,323	4.7%
Percentage of total revenues	73.5%	73.4%
Environmental and Health	20,135	19,337	4.1%
Percentage of total revenues	26.5%	26.6%

Total revenues	$75,962	$72,660	4.5%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates partially offset by a decrease in reimbursable expenses. During the first quarter of 2014, billable hours for this segment increased by 5% to 197,000 as compared to 187,000 during the same period last year. The increase in billable hours was due to strong demand for our services in our polymer sciences, biomedical and construction consulting practices. Technical full-time equivalent employees increased 5% to 508 during the first quarter of 2014 as compared to 484 for the same period last year due our continuing recruiting and retention efforts. Utilization was 75% during the first quarter of 2014 and 2013. The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our defense technology development practice.

The increase in revenues for our Environmental and Health segment was due to an increase in billing rates and an increase in reimbursable expenses. During the first quarter of 2014, billable hours for this segment decreased to 77,000 as compared to 78,000 during the same period last year. Utilization decreased to 66% for the first quarter of 2014 as compared to 67% for the same period last year due to a step down from the elevated levels of activity on a number of major investigations. Technical full-time equivalent employees were 224 during the first quarter of 2014 and 2013.

Compensation and Related Expenses
	Three Months Ended
(In thousands)	April 4, 2014	March 29, 2013	Percent Change

Compensation and related expenses	$48,858	$48,562	0.6%
Percentage of total revenues	64.3%	66.8%

The increase in compensation and related expenses during the first quarter of 2014 was due to an increase in payroll expense and an increase in bonus expense, partially offset by the change in the value of assets associated with our deferred compensation plan. Payroll expense increased $1,110,000 due to a 3% increase in technical full-time equivalent employees and our annual salary increase on March 30, 2013. Bonus expense increased $639,000 due to a corresponding increase in profitability. During the first quarter of 2014, deferred compensation expense decreased $1,335,000 with a corresponding decrease to other income, net, as compared to the first quarter of 2013 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $731,000 during the first quarter of 2014 as compared to an increase in the value of the plan assets of $2,066,000 during the first quarter of 2013. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent.

Other Operating Expenses
	Three Months Ended
(In thousands)	April 4, 2014	March 29, 2013	Percent Change

Other operating expenses	$6,317	$6,147	2.8%
Percentage of total revenues	8.3%	8.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first quarter of 2014 was due to an increase in depreciation expense of $173,000 due to an increase in capital expenditures during fiscal 2013 associated with the continued expansion of our facilities to accommodate the increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(In thousands)	April 4, 2014	March 29, 2013	Percent Change

Reimbursable expenses	$2,995	$3,668	(18.3)%
Percentage of total revenues	3.9%	5.0%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our defense technology development practice within our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(In thousands)	April 4, 2014	March 29, 2013	Percent Change

General and administrative expenses	$3,698	$3,432	7.8%
Percentage of total revenues	4.9%	4.7%

The increase in general and administrative expenses during the first quarter of 2014 was due to an increase in legal expenses of $260,000. The increase in legal expenses was due to an increase in costs associated with legal claims during the first quarter of 2014 as compared to the same period last year. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income, Net
	Three Months Ended
(In thousands)	April 4, 2014	March 29, 2013	Percent Change

Other income, net	$1,271	$2,654	(52.1)%
Percentage of total revenues	1.7%	3.7%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the first quarter of 2014, other income, net, decreased $1,335,000 with a corresponding decrease to deferred compensation expense, as compared to the first quarter in 2013 due to a change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $731,000 during the first quarter of 2014 as compared to an increase in the value of the plan assets of $2,066,000 during the first quarter of 2013.

Income Taxes
	Three Months Ended
(In thousands)	April 4, 2014	March 29, 2013	Percent Change

Income taxes	$6,211	$5,529	12.3%
Percentage of total revenues	8.2%	7.6%
Effective tax rate	40.4%	40.9%

The increase in income taxes was due to a corresponding increase in pre-tax income. The decrease in the effective tax rate was primarily due to a decrease in non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	April 4, 2014	March 29, 2013

Net cash used in operating activities	$(6,120)	$(5,182)
Net cash provided by investing activities	225	9,281
Net cash used in financing activities	(11,580)	(15,192)

We financed our business during the first quarter of 2014 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of April 4, 2014, our cash, cash equivalents and short-term investments were $137.5 million compared to $156.1 million at January 3, 2014. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements during the next 12 months.

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

The decrease in net cash provided by investing activities was primarily due to a decrease in the maturity of short-term investments partially offset by a decrease in capital expenditures. The decrease in capital expenditures was due to leasehold improvements during the first quarter of 2013 associated with the expansion of our facilities.

The decrease in net cash used in financing activities during the first quarter of 2014 as compared to the same period last year was due to a decrease in repurchases of common stock partially offset by an increase in our quarterly dividend payments.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of April 4, 2014 (in thousands):

	Operating
Fiscal	lease	Capital	Purchase
year	commitments	leases	obligations	Total
2014 (remaining portion)	$5,952	$36	$538	$6,526
2015	6,682	-	-	6,682
2016	4,754	-	-	4,754
2017	3,010	-	-	3,010
2018	1,568	-	-	1,568
Thereafter	2,940	-	-	2,940
	$24,906	$36	$538	$25,480

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $34,516,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at April 4, 2014. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of April 4, 2014 invested amounts under the plan of $32,766,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three months ended April 4, 2014 and March 29, 2013:

	Three Months Ended
(in thousands, except percentages)	April 4, 2014	March 29, 2013

Revenues before reimbursements	$72,967	$68,992

EBITDA	$16,643	$14,609

EBITDA as a % of revenues before reimbursements	22.8%	21.2%

The increase in EBITDA as a percentage of revenues before reimbursements during the first quarter of 2014 as compared to the same period last year was primarily due to an increase in revenues before reimbursements combined with moderate growth in compensation and related expenses and other operating expenses.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended April 4, 2014 and March 29, 2013:

	Three Months Ended
(in thousands)	April 4, 2014	March 29, 2013

Net income	$9,154	$7,976

Add back (subtract):

Income taxes	6,211	5,529
Interest income, net	(44)	(45)
Depreciation and amortization	1,322	1,149

EBITDA	16,643	14,609

Stock-based compensation	5,293	5,291

EBITDAS	$21,936	$19,900

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended April 4, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 3, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended April 4, 2014 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

January 4 to January 31	-	$-	-	$31,000
February 1 to February 28	-	-	-	$31,000
March 1 to April 4	103	74.29	103	$23,369
Total	103	$74.29	103	$23,369

(1)	On February 9, 2012, the Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On February 15, 2013, the Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: May 9, 2014

/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

-24-