Form 10-Q
period 2014-07-04
EXPONENT INC
filed 2014-08-08
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2014

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

Yes ☐             No ☒

As of August 1, 2014, the latest practicable date, the registrant had 13,087,900 shares of Common Stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

July 4, 2014 and January 3, 2014

(in thousands, except par value)

(unaudited)

	July 4,	January 3,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$112,895	$122,948
Short-term investments	31,647	33,171
Accounts receivable, net of allowance for doubtful accounts of $2,927 and $2,771 at July 4, 2014 and January 3, 2014, respectively	85,795	76,980
Prepaid expenses and other assets	14,551	10,450
Deferred income taxes	10,330	8,135
Total current assets	255,218	251,684

Property, equipment and leasehold improvements, net	28,831	28,721
Goodwill	8,607	8,607
Deferred income taxes	22,498	21,102
Deferred compensation plan assets	34,856	33,501
Other assets	1,110	551
Total assets	$351,120	$344,166

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,985	$8,442
Accrued payroll and employee benefits	47,590	56,934
Deferred revenues	6,936	6,771
Total current liabilities	64,511	72,147

Other liabilities	1,884	1,181
Deferred compensation	36,606	33,447
Deferred rent	2,200	2,332
Total liabilities	105,201	109,107

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 16,427 shares issued at July 4, 2014 and January 3, 2014	16	16
Additional paid-in capital	157,594	141,250
Accumulated other comprehensive income
Investment securities, available for sale	32	10
Foreign currency translation adjustments	468	99
	500	109
Retained earnings	233,436	226,040
Treasury stock, at cost; 3,339 and 3,363 shares held at July 4, 2014 and January 3, 2014, respectively	(145,627)	(132,356)
Total stockholders’ equity	245,919	235,059
Total liabilities and stockholders’ equity	$351,120	$344,166

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended July 4, 2014 and June 28, 2013

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013

Revenues:
Revenues before reimbursements	$72,331	$71,919	$145,298	$140,911
Reimbursements	4,243	3,586	7,238	7,254

Revenues	76,574	75,505	152,536	148,165

Operating expenses:
Compensation and related expenses	46,049	44,432	94,907	92,994
Other operating expenses	6,450	6,207	12,767	12,354
Reimbursable expenses	4,243	3,586	7,238	7,254
General and administrative expenses	3,748	3,687	7,446	7,119

Total operating expenses	60,490	57,912	122,358	119,721

Operating income	16,084	17,593	30,178	28,444

Other income, net:
Interest income, net	40	36	84	81
Miscellaneous income, net	2,274	642	3,501	3,251
Total other income, net	2,314	678	3,585	3,332

Income before income taxes	18,398	18,271	33,763	31,776

Income taxes	7,134	7,423	13,345	12,952

Net income	$11,264	$10,848	$20,418	$18,824

Net income per share:
Basic	$0.83	$0.80	$1.51	$1.38
Diluted	$0.81	$0.77	$1.47	$1.34

Shares used in per share computations:
Basic	13,520	13,637	13,528	13,658
Diluted	13,873	14,007	13,919	14,068

Cash dividends declared per common share	$0.25	$0.15	$0.50	$0.30

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended July 4, 2014 and June 28, 2013

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013

Net income	$11,264	$10,848	$20,418	$18,824
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	317	24	369	(437)
Unrealized gain (loss) on available for sale investment securities, net of tax	8	(10)	22	(22)

Comprehensive income	$11,589	$10,862	$20,809	$18,365

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 4, 2014 and June 28, 2013

(in thousands)

(unaudited)

	Six Months Ended
	July 4, 2014	June 28, 2013
Cash flows from operating activities:

Net income	$20,418	$18,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,633	2,384
Amortization of premiums and accretion of discounts on short-term investments	443	137
Deferred rent	(132)	942
Provision for doubtful accounts	828	473
Stock-based compensation	7,875	8,331
Deferred income tax provision	(3,896)	(1,692)
Excess tax benefit from equity awards	(5,090)	(3,807)
Changes in operating assets and liabilities:
Accounts receivable	(9,643)	(1,558)
Prepaid expenses and other assets	(3,348)	(3,495)
Accounts payable and accrued liabilities	6,504	(43)
Accrued payroll and employee benefits	(6,027)	(5,175)
Deferred revenues	165	1,079
Net cash provided by operating activities	10,730	16,400

Cash flows from investing activities:
Capital expenditures	(1,976)	(3,701)
Purchase of short-term investments	(1,067)	-
Maturity of short-term investments	2,186	14,290
Net cash (used in) provided by investing activities	(857)	10,589

Cash flows from financing activities:
Excess tax benefit from equity awards	5,090	3,807
Payroll taxes for restricted stock units	(6,267)	(6,112)
Repurchase of common stock	(14,383)	(17,626)
Exercise of share-based payment awards	1,540	883
Dividends and dividend equivalents paid	(6,580)	(3,967)
Net cash used in financing activities	(20,600)	(23,015)

Effect of foreign currency exchange rates on cash and cash equivalents	674	(598)

Net (decrease) increase in cash and cash equivalents	(10,053)	3,376
Cash and cash equivalents at beginning of period	122,948	113,268
Cash and cash equivalents at end of period	$112,895	$116,644

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended July 4, 2014 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2014 which was filed with the U.S. Securities and Exchange Commission on February 28, 2014.

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

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2014
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.25	$3,262
Second Quarter	$0.25	3,270
		$6,532

	Fiscal Year 2013
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.15	$1,969
Second Quarter	$0.15	1,998
Third Quarter	$0.15	1,945
Fourth Quarter	$0.15	1,965
		$7,877

Prior to 2013 the Company had never paid cash dividends on its common stock. On July 22, 2014 the Company’s Board of Directors announced a cash dividend of $0.25 per share of the Company’s common stock, payable September 26, 2014, to stockholders of record as of September 5, 2014. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during the six months ended July 4, 2014 and June 28, 2013. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at July 4, 2014:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$38,721	$38,721	$-	$-

Fixed income available for sale securities (2)	31,647	-	31,647	-

Fixed income trading securities held in deferred compensation plan (3)	9,642	9,642	-	-

Equity trading securities held in deferred compensation plan (3)	32,806	32,806	-	-

Total	$112,816	$81,169	$31,647	$-

Liabilities
Deferred compensation plan (4)	44,169	44,169	-	-

Total	$44,169	$44,169	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 3, 2014:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$37,099	$37,099	$-	$-

Fixed income available for sale securities (2)	33,171	-	33,171	-

Fixed income trading securities held in deferred compensation plan (3)	9,535	9,535	-	-

Equity trading securities held in deferred compensation plan (3)	28,444	28,444	-	-

Total	$108,249	$75,078	$33,171	$-

Liabilities
Deferred compensation plan (4)	37,926	37,926	-	-

Total	$37,926	$37,926	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of July 4, 2014 and January 3, 2014 represent primarily obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of July 4, 2014:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$74,174	$-	$-	$74,174

Cash equivalents:
Money market securities	38,721	-	-	38,721
Total cash equivalents	38,721	-	-	38,721
Total cash and cash equivalents	112,895	-	-	112,895

Short-term investments:
State and municipal bonds	31,594	53	-	31,647
Total short-term investments	31,594	53	-	31,647

Total cash, cash equivalents and short-term investments	$144,489	$53	$-	$144,542

Cash, cash equivalents and short-term investments consisted of the following as of January 3, 2014:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$85,849	$-	$-	$85,849

Cash equivalents:
Money market securities	37,099	-	-	37,099
Total cash equivalents	37,099	-	-	37,099
Total cash and cash equivalents	122,948	-	-	122,948

Short-term investments:
State and municipal bonds	33,155	25	(9)	33,171
Total short-term investments	33,155	25	(9)	33,171

Total cash, cash equivalents and short-term investments	$156,103	$25	$(9)	$156,119

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of July 4, 2014:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$21,321	$21,347
Due between one and two years	10,273	10,300
Total	$31,594	$31,647

At July 4, 2014 and January 3, 2014, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at July 4, 2014 and January 3, 2014, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at July 4, 2014 and January 3, 2014 approximates their carrying value as reported on the consolidated balance sheet due to their generally short maturities. If measured at fair value in the financial statements, these instruments would be categorized as Level 2 of the fair value hierarchy.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and six months ended July 4, 2014 and June 28, 2013.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Shares used in basic per share computation	13,520	13,637	13,528	13,658
Effect of dilutive common stock options outstanding	65	70	73	75
Effect of dilutive restricted stock units outstanding	288	300	318	335

Shares used in diluted per share computation	13,873	14,007	13,919	14,068

There were no options excluded from the diluted per share calculations for the three and six months ended July 4, 2014. There were no options excluded from the diluted per share calculations for the three and six months ended June 28, 2013.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,582,000 and $1,625,000 during the three months ended July 4, 2014 and June 28, 2013, respectively. For the six months ended July 4, 2014 and June 28, 2013, the Company recorded stock-based compensation expense associated with accrued bonus awards of $3,168,000 and $3,138,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $936,000 and $1,166,000 during the three months ended July 4, 2014 and June 28, 2013, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $4,163,000 and $4,324,000 during the six months ended July 4, 2014 and June 28, 2013, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. For options granted on or after January 1, 2012, all unvested stock option awards will continue to vest in the case of retirement at 59½ or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $64,000 and $249,000 during the three months ended July 4, 2014 and June 28, 2013, respectively, associated with stock option grants. The Company recorded stock-based compensation expense of $544,000 and $869,000 during the six months ended July 4, 2014 and June 28, 2013, respectively, associated with stock option grants.

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

Note 5: Treasury Stock

On February 9, 2012, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On February 15, 2013, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. On May 29, 2014, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock.

The Company repurchased 197,988 shares of its common stock for $14,383,000 during the six months ended July 4, 2014.  The Company repurchased 327,727 shares of its common stock for $17,118,000 during the six months ended June 28, 2013.  As of July 4, 2014, the Company had remaining authorization under its stock repurchase plans of $51,617,000 to repurchase shares of common stock.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $0 and $88,000 were recorded as a reduction to retained earnings during the three months ended July 4, 2014 and June 28, 2013, respectively. Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $6,050,000 and $10,113,000 were recorded as a reduction to retained earnings during the six months ended July 4, 2014 and June 28, 2013, respectively.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of July 4, 2014 and January 3, 2014, the invested amounts under the plan totaled $42,448,000 and $37,979,000, respectively. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to other income and expense.

As of July 4, 2014 and January 3, 2014, vested amounts due under the plan totaled $44,169,000 and $37,926,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended July 4, 2014 and June 28, 2013, the Company recognized compensation expense of $1,952,000 and $168,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in other income, net. During the six months ended July 4, 2014 and June 28, 2013, the Company recognized compensation expense of $2,682,000 and $2,234,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in other income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	July 4, 2014	June 28, 2013
Cash paid during period:
Income taxes	$9,346	$7,902
Non-cash investing and financing activities:
Unrealized gain (loss) on available for sale investment securities, net of tax	$22	$(22)
Vested stock unit awards issued to settle accrued bonuses	$6,008	$5,807
Accrual for capital expenditures	$767	$-

Note 8: Accounts Receivable, Net

At July 4, 2014 and January 3, 2014, accounts receivable, net, was comprised of the following:

	July 4,	January 3,
(In thousands)	2014	2014

Billed accounts receivable	$57,500	$52,674
Unbilled accounts receivable	31,222	27,077
Allowance for doubtful accounts	(2,927)	(2,771)
Total accounts receivable, net	$85,795	$76,980

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

Segment information for the three and six months ended July 4, 2014 and June 28, 2013 follows:

Revenues
	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013

Engineering and Other Scientific	$55,293	$53,635	$111,120	$106,958
Environmental and Health	21,281	21,870	41,416	41,207

Total revenues	$76,574	$75,505	$152,536	$148,165

Operating Income
	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013

Engineering and Other Scientific	$17,700	$16,758	$36,518	$33,632
Environmental and Health	7,191	7,900	13,164	13,480

Total segment operating income	24,891	24,658	49,682	47,112

Corporate operating expense	(8,807)	(7,065)	(19,504)	(18,668)

Total operating income	$16,084	$17,593	$30,178	$28,444

Capital Expenditures
	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013

Engineering and Other Scientific	$794	$1,573	$1,324	$2,934
Environmental and Health	60	31	115	69

Total segment capital expenditures	854	1,604	1,439	3,003

Corporate capital expenditures	207	138	537	698

Total capital expenditures	$1,061	$1,742	$1,976	$3,701

Depreciation and Amortization
	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013

Engineering and Other Scientific	$868	$757	$1,741	$1,456
Environmental and Health	49	71	96	145

Total segment depreciation and amortization	917	828	1,837	1,601

Corporate depreciation and amortization	394	407	796	783

Total depreciation and amortization	$1,311	$1,235	$2,633	$2,384

No single customer comprised more than 10% of the Company’s revenues during the three or six months ended July 4, 2014 and June 28, 2013. No single customer comprised more than 10% of the Company’s accounts receivable at July 4, 2014 and January 3, 2014.

Note 10: Goodwill

Below is a breakdown of goodwill reported by segment as of July 4, 2014:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total

Goodwill	$8,099	$508	$8,607

There were no acquisitions, dispositions, impairments or other changes in the carrying amount of goodwill, nor any changes in the composition of the Company’s reporting units, during the three and six months ended July 4, 2014.

Note 11: Contingencies

The Company is a party to various legal actions from time to time and may be contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which the Company believes, after consultation with legal counsel, will not have a material adverse effect on its financial condition, results of operations or liquidity. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results. All legal costs associated with litigation are expensed as incurred.

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

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2014 increased 1% and revenues before reimbursements also increased 1% as compared to the same period last year. The increase in revenues and revenues before reimbursements was due to an increase in realized billing rates partially offset by a decrease in billable hours. The decrease in billable hours was due to revenues of $1.75 million recognized during the second quarter of 2013 related to services performed in periods prior to the second quarter of 2013 for a foreign client for which we deferred revenue recognition until receipt of payment.

During the quarter, we experienced strong demand for our consulting services from a diverse set of clients for both reactive and proactive projects. We had a steady pace of reactive projects assisting clients in litigation matters and product recall evaluations. We experienced strong demand for our proactive consulting services from several industries. In the consumer electronics industry, we helped clients assess new product designs. In the medical device industry, we assisted clients in the evaluation of new materials. In the utility industry, we provided construction consulting services for new infrastructure projects.

The increase in revenues before reimbursements contributed to a 4% increase in net income during the second quarter of 2014 as compared to the same period last year. Net income increased to $11,264,000 during the second quarter of 2014 as compared to $10,848,000 during the same period last year. Diluted earnings per share increased to $0.81 per share as compared to $0.77 in the same period last year due to the increase in net income and our ongoing share repurchase program.

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

Overview of the Three Months Ended July 4, 2014

During the second quarter of 2014, billable hours decreased 1% to 276,000 as compared to 280,000 during the same period last year. Total billable hours recognized in the second quarter of 2013 included 6,446 billable hours related to services performed in prior quarters for a foreign client for which we recognized revenue upon receipt of payment. Our utilization decreased to 72% during the second quarter of 2014 as compared to 75% during the second quarter of 2013. The decrease in utilization was due to the 6,446 billable hours recognized in the second quarter of 2013 related to a foreign client for which we recognized revenue upon receipt of payment, the anticipated step down in our elevated levels of activity on several major investigations, and our investment in hiring technical consultants. Technical full-time equivalent employees increased 3% to 733 during the second quarter of 2014 as compared to 714 during the same period last year due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended July 4, 2014 compared to Three Months Ended June 28, 2013

Revenues
	Three Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

Engineering and Other Scientific	$55,293	$53,635	3.1%
Percentage of total revenues	72.2%	71.0%
Environmental and Health	21,281	21,870	(2.7)%
Percentage of total revenues	27.8%	29.0%

Total revenues	$76,574	$75,505	1.4%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in realized billing rates partially offset by a decrease in billable hours. During the second quarter of 2014, billable hours for this segment decreased by 1% to 194,000 as compared to 195,000 during the same period last year. The decrease in billable hours was due to the anticipated step down in our elevated levels of activity on several major investigations. Technical full-time equivalent employees increased 4% to 511 during the second quarter of 2014 as compared to 493 for the same period last year due our continuing recruiting and retention efforts. Utilization decreased to 73% during the second quarter of 2014 as compared to 76% during the same period last year. The decrease in utilization was due to the anticipated step down in our elevated levels of activity on several major investigations and our investment in hiring technical consultants.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours partially offset by an increase in realized billing rates. During the second quarter of 2014, billable hours for this segment decreased to 82,000 as compared to 85,000 during the same period last year. Total billable hours recognized in the second quarter of 2013 included 6,446 billable hours related to services performed in prior quarters for a foreign client for which we recognized revenue upon receipt of payment. Utilization decreased to 71% for the second quarter of 2014 as compared to 74% for the same period last year. The decrease in utilization was due to the 6,446 billable hours recognized in the second quarter of 2013 related to a foreign client for which we recognized revenue upon receipt of payment. Technical full-time equivalent employees increased to 222 during the second quarter of 2014 as compared to 221 during the same period last year.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

Compensation and related expenses	$46,049	$44,432	3.6%
Percentage of total revenues	60.1%	58.8%

The increase in compensation and related expenses during the second quarter of 2014 was due to the change in the value of assets associated with our deferred compensation plan and an increase in payroll expense and fringe benefits partially offset by a decrease in bonus expenses and a decrease in stock-based compensation. During the second quarter of 2014, deferred compensation expense increased $1,784,000 with a corresponding increase to other income, net, as compared to the second quarter of 2013 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,952,000 during the second quarter of 2014 as compared to an increase in the value of the plan assets of $168,000 during same period last year. Payroll expense increased $551,000 and fringe benefits increased $437,000 due to the increase in technical full-time equivalent employees and our annual salary increase on March 29, 2014. Bonus expense decreased $607,000 due to a decrease in income before income taxes, before bonus expense, and before stock-based compensation expense and an increase in forfeitures of deferred awards expensed in prior periods. Stock based compensation expense decreased $441,000 due to differences in the timing of when restricted stock unit grants and stock option grants were expensed. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

Other operating expenses	$6,450	$6,207	3.9%
Percentage of total revenues	8.4%	8.2%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the second quarter of 2014 was due to an increase in occupancy expense of $119,000 and an increase in depreciation expense of $81,000. The increases in occupancy expense and depreciation expense were due to the continued expansion of our facilities to accommodate the increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

Reimbursable expenses	$4,243	$3,586	18.3%
Percentage of total revenues	5.5%	4.7%

The increase in reimbursable expenses was primarily due to an increase in project-related costs in our defense technology development practice within our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

General and administrative expenses	$3,748	$3,687	1.7%
Percentage of total revenues	4.9%	4.9%

The increase in general and administrative expenses during the second quarter of 2014 was due to several individually insignificant items associated with the increase in technical full-time equivalent employees. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income, Net
	Three Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

Other income, net	$2,314	$678	241%
Percentage of total revenues	3.0%	0.9%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the second quarter of 2014, other income, net, increased $1,784,000 with a corresponding increase to deferred compensation expense, as compared to the second quarter in 2013 due to a change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,952,000 during the second quarter of 2014 as compared to an increase in the value of the plan assets of $168,000 during the second quarter of 2013.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

Income taxes	$7,134	$7,423	(3.9)%
Percentage of total revenues	9.3%	9.8%
Effective tax rate	38.8%	40.6%

The decrease in income taxes and the effective tax rate was due to a benefit of approximately $340,000 related to United States taxes previously provided on undistributed foreign earnings, which we now currently intend to indefinitely reinvest outside of the United States.

Six Months Ended July 4, 2014 compared to Six Months Ended June 28, 2013

Revenues
	Six Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

Engineering and Other Scientific	$111,120	$106,958	3.9%
Percentage of total revenues	72.8%	72.2%
Environmental and Health	41,416	41,207	0.5%
Percentage of total revenues	27.2%	27.8%

Total revenues	$152,536	$148,165	3.0%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first six months of 2014, billable hours for this segment increased 2% to 392,000 as compared to 385,000 during the same period last year. The increase in billable hours was due to strong demand for our services. Technical full-time equivalent employees increased 5% to 510 during the first six months of 2013 as compared to 488 for the same period last year due to our continuing recruiting and retention efforts. Utilization was 74% for the first six months of 2014 as compared to 76% during the same period last year. The decrease in utilization was due to the anticipated step down in our elevated levels of activity on several major investigations and our investment in hiring technical consultants.

The increase in revenues for our Environmental and Health segment was due to an increase in realized billing rates partially offset by a decrease in billable hours. During the first six months of 2014, billable hours for this segment decreased to 159,000 as compared to 160,000 during the same period last year. Total billable hours for the first six months of 2013 included 5,017 billable hours related to services performed in 2012 for a foreign client for which we recognized revenue upon receipt of payment. Utilization decreased to 68% for the first six months of 2014 as compared to 69% for the same period last year. The decrease in utilization was due to the 5,017 billable hours recognized in the first six months of 2013 related to a foreign client for which we recognized revenue upon receipt of payment. Technical full-time equivalent employees increased to 223 during the first six months of 2014 as compared to 222 during the same period last year.

Compensation and Related Expenses
	Six Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

Compensation and related expenses	$94,907	$92,994	2.1%
Percentage of total revenues	62.2%	62.8%

The increase in compensation and related expenses during the first six months of 2014 was due to an increase in payroll and the change in value of assets associated with our deferred compensation plan. Payroll increased by $1,662,000 due to the increase in technical full-time equivalent employees and our annual salary increase on March 29, 2014. During the first six months of 2014, deferred compensation expense increased $448,000 with a corresponding increase to other income, net, as compared to the first six months of 2013 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,682,000 during the first six months of 2014 as compared to an increase in the value of the plan assets of $2,234,000 during the first six months of 2013. We expect our compensation expense to increase as we selectively add new talent.

Other Operating Expenses
	Six Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

Other operating expenses	$12,767	$12,354	3.3%
Percentage of total revenues	8.4%	8.3%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first six months of 2014 was due to an increase in depreciation expense of $254,000 and an increase in occupancy expense of $132,000. The increases in depreciation expense and occupancy expense were due to the continued expansion of our facilities to accommodate the increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Six Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

Reimbursable expenses	$7,238	$7,254	(0.2)%
Percentage of total revenues	4.7%	4.9%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Six Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

General and administrative expenses	$7,446	$7,119	4.6%
Percentage of total revenues	4.9%	4.8%

The increase in general and administrative expenses during the first six months of 2014 was primarily due to an increase in legal expense of $231,000 and several individually insignificant items associated with the increase in technical full-time equivalent employees. The increase in legal expenses was due to an increase in costs associated with legal claims during the first six months of 2014 as compared to the same period last year. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income, Net
	Six Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

Other income, net	$3,585	$3,332	7.6%
Percentage of total revenues	2.4%	2.2%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the first six months of 2014, other income, net, increased $448,000 with a corresponding increase to deferred compensation expense as compared to the first six months of 2013 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,682,000 during the first six months of 2014 as compared to an increase in the value of the plan assets of $2,234,000 during the first six months of 2013.

Income Taxes
	Six Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	Percent Change

Income taxes	$13,345	$12,952	3.0%
Percentage of total revenues	8.7%	8.7%
Effective tax rate	39.5%	40.8%

The decrease in income taxes and the effective tax rate was due to a benefit of approximately $340,000 related to United States taxes previously provided on undistributed foreign earnings, which we now currently intend to indefinitely reinvest outside of the United States.

RECENT ACCOUNTING PRONOUNCMENTS

On May 28, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on December 31, 2016.

Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in thousands)	July 4, 2014	June 28, 2013

Net cash used in operating activities	$10,730	$16,400
Net cash (used in) provided by investing activities	(857)	10,589
Net cash used in financing activities	(20,600)	(23,015)

We financed our business during the first six months of 2014 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of July 4, 2014, our cash, cash equivalents and short-term investments were $144.5 million compared to $156.1 million at January 3, 2014. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements during the next 12 months.

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

The decrease in net cash provided by investing activities was primarily due to a decrease in the maturity of short-term investments partially offset by a decrease in capital expenditures. The decrease in capital expenditures was due to leasehold improvements during the first six months of 2013 associated with the expansion of our facilities.

The decrease in net cash used in financing activities during the first six months of 2014 as compared to the same period last year was due to a decrease in repurchases of common stock partially offset by an increase in our quarterly dividend payments.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 3, 2014. There have been no material changes in our contractual obligations since January 3, 2014.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $36,606,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at July 4, 2014. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of July 4, 2014 invested amounts under the plan of $34,856,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three and six months ended July 4, 2014 and June 28, 2013:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013

Revenues before reimbursements	$72,331	$71,919	$145,298	$140,911

EBITDA	$19,669	$19,470	$36,312	$34,079

EBITDA as a % of revenues before reimbursements	27.2%	27.1%	25.0%	24.2%

The increase in EBITDA as a percentage of revenues before reimbursements during the second quarter of 2014 and the first six months of 2014 as compared to the same periods last year was primarily due to an increase in revenues before reimbursements combined with moderate growth in compensation and related expenses and other operating expenses.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended July 4, 2014 and June 28, 2013:

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013

Net income	$11,264	$10,848	$20,418	$18,824

Add back (subtract):

Income taxes	7,134	7,423	13,345	12,952
Interest income, net	(40)	(36)	(84)	(81)
Depreciation and amortization	1,311	1,235	2,633	2,384

EBITDA	19,669	19,470	36,312	34,079

Stock-based compensation	2,582	3,040	7,875	8,331

EBITDAS	$22,251	$22,510	$44,187	$42,410

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended July 4, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended July 4, 2014 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

April 5 to May 2	35	$72.30	35	$20,869
Additional funds authorized for share repurchases				$35,000
May 3 to May 30	39	69.38	39	$53,196
May 31 to July 4	22	71.25	22	$51,617
Total	96	$70.88	96	$51,617

(1)	On February 9, 2012, the Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On February 15, 2013, the Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. On May 29, 2014, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: August 8, 2014
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

- 28 -