Form 10-Q
period 2014-10-03
EXPONENT INC
filed 2014-11-07
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2014

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

Yes ☐ No ☒

As of October 31, 2014, the latest practicable date, the registrant had 12,866,600 shares of common stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

October 3, 2014 and January 3, 2014

(in thousands, except par value)

(unaudited)

	October 3,	January 3,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$115,614	$122,948
Short-term investments	26,009	33,171
Accounts receivable, net of allowance for doubtful accounts
of $3,241 and $2,771 at October 3, 2014 and
January 3, 2014, respectively	89,089	76,980
Prepaid expenses and other assets	12,630	10,450
Deferred income taxes	11,141	8,135
Total current assets	254,483	251,684

Property, equipment and leasehold improvements, net	28,812	28,721
Goodwill	8,607	8,607
Deferred income taxes	24,234	21,102
Deferred compensation plan assets	34,634	33,501
Other assets	1,286	551
Total assets	$352,056	$344,166

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,011	$8,442
Accrued payroll and employee benefits	54,496	56,934
Deferred revenues	5,848	6,771
Total current liabilities	71,355	72,147

Other liabilities	1,613	1,181
Deferred compensation	36,384	33,447
Deferred rent	2,162	2,332
Total liabilities	111,514	109,107

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized;
16,427 shares issued at October 3, 2014 and January 3, 2014	16	16
Additional paid-in capital	158,909	141,250
Accumulated other comprehensive income
Investment securities, available for sale	19	10
Foreign currency translation adjustments	(372)	99
	(353)	109
Retained earnings	241,074	226,040
Treasury stock, at cost; 3,519 and 3,363 shares held at
October 3, 2014 and January 3, 2014, respectively	(159,104)	(132,356)
Total stockholders’ equity	240,542	235,059
Total liabilities and stockholders’ equity	$352,056	$344,166

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended October 3, 2014 and September 27, 2013

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

Revenues:
Revenues before reimbursements	$74,264	$70,096	$219,562	$211,007
Reimbursements	4,293	5,135	11,531	12,389

Revenues	78,557	75,231	231,093	223,396

Operating expenses:
Compensation and related expenses	43,948	44,801	138,855	137,795
Other operating expenses	6,715	6,440	19,482	18,794
Reimbursable expenses	4,293	5,135	11,531	12,389
General and administrative expenses	4,363	3,695	11,809	10,814

Total operating expenses	59,319	60,071	181,677	179,792

Operating income	19,238	15,160	49,416	43,604

Other income (expense), net:
Interest income, net	33	14	117	95
Miscellaneous income (expense), net	(896)	2,341	2,605	5,592
Total other income (expense), net	(863)	2,355	2,722	5,687

Income before income taxes	18,375	17,515	52,138	49,291

Income taxes	7,335	6,421	20,680	19,373

Net income	$11,040	$11,094	$31,458	$29,918

Net income per share:
Basic	$0.82	$0.82	$2.33	$2.19
Diluted	$0.80	$0.79	$2.26	$2.13

Shares used in per share computations:
Basic	13,469	13,598	13,509	13,638
Diluted	13,824	13,993	13,889	14,047

Cash dividends declared per common share	$0.25	$0.15	$0.75	$0.45

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended October 3, 2014 and September 27, 2013

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

Net income	$11,040	$11,094	$31,458	$29,918
Other comprehensive income (loss):
Foreign currency translation
adjustments, net of tax	(840)	556	(471)	119
Unrealized (loss) gain on available for
sale investment securities, net of tax	(13)	(3)	9	(25)

Comprehensive income	$10,187	$11,647	$30,996	$30,012

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 3, 2014 and September 27, 2013

(in thousands)

(unaudited)

	Nine Months Ended
	October 3, 2014	September 27, 2013
Cash flows from operating activities:
Net income	$31,458	$29,918
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of property, equipment and
leasehold improvements	3,979	3,667
Amortization of premiums and accretion of discounts on
short-term investments	660	165
Deferred rent	(170)	884
Provision for doubtful accounts	1,234	822
Stock-based compensation	10,585	10,832
Deferred income tax provision	(6,046)	(2,770)
Excess tax benefit from equity awards	(5,126)	(4,064)
Changes in operating assets and liabilities:
Accounts receivable	(13,343)	2,362
Prepaid expenses and other assets	(2,877)	(3,498)
Accounts payable and accrued liabilities	6,314	(521)
Accrued payroll and employee benefits	331	(3,469)
Deferred revenues	(923)	(510)
Net cash provided by operating activities	26,076	33,818

Cash flows from investing activities:
Capital expenditures	(3,906)	(4,593)
Purchase of short-term investments	(1,067)	(11,813)
Maturity of short-term investments	7,586	19,190
Net cash provided by investing activities	2,613	2,784

Cash flows from financing activities:
Excess tax benefit from equity awards	5,126	4,064
Payroll taxes for restricted stock units	(6,356)	(6,112)
Repurchase of common stock	(26,372)	(21,719)
Exercise of share-based payment awards	1,811	1,497
Dividends and dividend equivalents paid	(9,842)	(5,962)
Net cash used in financing activities	(35,633)	(28,232)

Effect of foreign currency exchange rates on cash and cash equivalents	(390)	109

Net (decrease) increase in cash and cash equivalents	(7,334)	8,479
Cash and cash equivalents at beginning of period	122,948	113,268
Cash and cash equivalents at end of period	$115,614	$121,747

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended October 3, 2014 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2014 which was filed with the U.S. Securities and Exchange Commission on February 28, 2014.

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

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2014
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.25	$3,262
Second Quarter	$0.25	3,270
Third Quarter	$0.25	3,262
		$9,794

	Fiscal Year 2013
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.15	$1,969
Second Quarter	$0.15	1,998
Third Quarter	$0.15	1,945
Fourth Quarter	$0.15	1,965
		$7,877

Prior to 2013 the Company had never paid cash dividends on its common stock. On October 22, 2014 the Company’s Board of Directors announced a cash dividend of $0.25 per share of the Company’s common stock, payable December 19, 2014, to stockholders of record as of November 28, 2014. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during the nine months ended October 3, 2014 and September 27, 2013. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at October 3, 2014:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market
securities (1)	$44,246	$44,246	$-	$-

Fixed income available
for sale securities (2)	26,009	-	26,009	-

Fixed income trading
securities held in deferred
compensation plan (3)	9,759	9,759	-	-

Equity trading securities
held in deferred
compensation plan (3)	32,339	32,339	-	-

Total	$112,353	$86,344	$26,009	$-

Liabilities
Deferred compensation
plan (4)	43,832	43,832	-	-

Total	$43,832	$43,832	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 3, 2014:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market
securities (1)	$37,099	$37,099	$-	$-

Fixed income available
for sale securities (2)	33,171	-	33,171	-

Fixed income trading
securities held in deferred
compensation plan (3)	9,535	9,535	-	-

Equity trading securities
held in deferred
compensation plan (3)	28,444	28,444	-	-

Total	$108,249	$75,078	$33,171	$-

Liabilities
Deferred compensation
plan (4)	37,926	37,926	-	-

Total	$37,926	$37,926	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of October 3, 2014 and January 3, 2014 represent primarily obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of October 3, 2014:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$71,368	$-	$-	$71,368

Cash equivalents:
Money market securities	44,246	-	-	44,246
Total cash equivalents	44,246	-	-	44,246
Total cash and cash equivalents	115,614	-	-	115,614

Short-term investments:
State and municipal bonds	25,977	36	(4)	26,009
Total short-term investments	25,977	36	(4)	26,009

Total cash, cash equivalents
and short-term investments	$141,591	$36	$(4)	$141,623

Cash, cash equivalents and short-term investments consisted of the following as of January 3, 2014:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$85,849	$-	$-	$85,849

Cash equivalents:
Money market securities	37,099	-	-	37,099
Total cash equivalents	37,099	-	-	37,099
Total cash and cash equivalents	122,948	-	-	122,948

Short-term investments:
State and municipal bonds	33,155	25	(9)	33,171
Total short-term investments	33,155	25	(9)	33,171

Total cash, cash equivalents
and short-term investments	$156,103	$25	$(9)	$156,119

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of October 3, 2014:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$18,873	$18,897
Due between one and two years	7,104	7,112
Total	$25,977	$26,009

At October 3, 2014 and January 3, 2014, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at October 3, 2014 and January 3, 2014, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at October 3, 2014 and January 3, 2014 approximates their carrying value as reported on the consolidated balance sheet due to their generally short maturities. If measured at fair value in the financial statements, these instruments would be categorized as Level 2 on the fair value hierarchy.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and nine months ended October 3, 2014 and September 27, 2013.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

Shares used in basic per share computation	13,469	13,598	13,509	13,638
Effect of dilutive common stock options outstanding	59	83	69	78
Effect of dilutive restricted stock units outstanding	296	312	311	331
Shares used in diluted per share computation	13,824	13,993	13,889	14,047

There were no options excluded from the diluted per share calculations for the three and nine months ended October 3, 2014 and September 27, 2013.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,657,000 and $1,557,000 during the three months ended October 3, 2014 and September 27, 2013, respectively. For the nine months ended October 3, 2014 and September 27, 2013, the Company recorded stock-based compensation expense associated with accrued bonus awards of $4,825,000 and $4,695,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $982,000 and $844,000 during the three months ended October 3, 2014 and September 27, 2013, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $5,145,000 and $5,169,000 during the nine months ended October 3, 2014 and September 27, 2013, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. For options granted on or after January 1, 2012, all unvested stock option awards will continue to vest in the case of retirement at 59½ or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense of $71,000 and $100,000 during the three months ended October 3, 2014 and September 27, 2013, respectively, associated with stock option grants. The Company recorded stock-based compensation expense of $615,000 and $969,000 during the nine months ended October 3, 2014 and September 27, 2013, respectively, associated with stock option grants.

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

The Company repurchased 383,639 shares of its common stock for $27,923,000 during the nine months ended October 3, 2014.  The Company repurchased 388,604 shares of its common stock for $21,211,000 during the nine months ended September 27, 2013.  As of October 3, 2014, the Company had remaining authorization under its stock repurchase plans of $38,077,000 to repurchase shares of its common stock.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $0 and $140,000 were recorded as a reduction to retained earnings during the three months ended October 3, 2014 and September 27, 2013, respectively. Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $6,050,000 and $10,253,000 were recorded as a reduction to retained earnings during the nine months ended October 3, 2014 and September 27, 2013, respectively.

Note 6: Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Under this plan, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of October 3, 2014 and January 3, 2014, the invested amounts under the plan totaled $42,098,000 and $37,979,000, respectively. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to other income and expense.

As of October 3, 2014 and January 3, 2014, vested amounts due under the plan totaled $43,832,000 and $37,926,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended October 3, 2014 and September 27, 2013, the Company recognized compensation expense of ($1,331,000) and $1,893,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as expense/income in other income (expense), net. During the nine months ended October 3, 2014 and September 27, 2013, the Company recognized compensation expense of $1,351,000 and $4,128,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in other income (expense), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	October 3, 2014	September 27, 2013

Cash paid during period:

Income taxes	$17,458	$17,027

Non-cash investing and financing activities:

Unrealized gain (loss) on available for sale investment
securities, net of tax	$9	$(25)

Vested stock unit awards issued to settle accrued bonuses	$6,008	$5,807

Accrual for capital expenditures	$164	$-

Note 8: Accounts Receivable, Net

At October 3, 2014 and January 3, 2014, accounts receivable, net, was comprised of the following:

	October 3,	January 3,
(In thousands)	2014	2014

Billed accounts receivable	$59,240	$52,674
Unbilled accounts receivable	33,090	27,077
Allowance for doubtful accounts	(3,241)	(2,771)
Total accounts receivable, net	$89,089	$76,980

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

Segment information for the three and nine months ended October 3, 2014 and September 27, 2013 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

Engineering and Other Scientific	$57,491	$56,395	$168,611	$163,353
Environmental and Health	21,066	18,836	62,482	60,043

Total revenues	$78,557	$75,231	$231,093	$223,396

Operating Income

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

Engineering and Other Scientific	$18,939	$18,115	$55,457	$51,747
Environmental and Health	7,007	5,624	20,171	19,104

Total segment operating income	25,946	23,739	75,628	70,851

Corporate operating expense	(6,708)	(8,579)	(26,212)	(27,247)

Total operating income	$19,238	$15,160	$49,416	$43,604

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

Engineering and Other Scientific	$1,509	$664	$2,833	$3,924
Environmental and Health	36	41	151	110

Total segment capital expenditures	1,545	705	2,984	4,034

Corporate capital expenditures	385	187	922	559

Total capital expenditures	$1,930	$892	$3,906	$4,593

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

Engineering and Other Scientific	$923	$813	$2,664	$2,269
Environmental and Health	49	76	145	221

Total segment depreciation and
amortization	972	889	2,809	2,490

Corporate depreciation and
amortization	374	394	1,170	1,177

Total depreciation and
amortization	$1,346	$1,283	$3,979	$3,667

No single customer comprised more than 10% of the Company’s revenues during the three or nine months ended October 3, 2014 and September 27, 2013. No single customer comprised more than 10% of the Company’s accounts receivable at October 3, 2014 and January 3, 2014.

Note 10: Goodwill

Below is a breakdown of goodwill reported by segment as of October 3, 2014:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total

Goodwill	$8,099	$508	$8,607

There were no acquisitions, dispositions, impairments or other changes in the carrying amount of goodwill, nor any changes in the composition of the Company’s reporting units, during the three and nine months ended October 3, 2014.

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

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2014 increased 4% and revenues before reimbursements increased 6% as compared to the same period last year. The increase in revenues and revenues before reimbursements was due to an increase in billable hours and an increase in realized billing rates. We experienced strong demand for our consulting services from a diverse set of clients for both reactive and proactive projects. We had a steady pace of reactive projects assisting clients in litigation matters and product recall evaluations. We experienced strong demand for our proactive consulting services from the consumer electronics, oil and gas, agricultural chemicals, utilities, and biomedical industries.

For the quarter we had notable performances in several practices including our mechanics and materials, biomedical, human factors, buildings and structures, environmental sciences, ecological sciences, and chemical regulation and food safety practices.

Net income decreased to $11,040,000 during the third quarter of 2014 as compared to $11,094,000 during the same period last year. Diluted earnings per share increased to $0.80 per share as compared to $0.79 in the same period last year due to our ongoing share repurchase program.

We remain focused on selectively adding top talent and developing the skills necessary to expand our market position, providing clients with in-depth scientific research and analysis to determine what happened and how to prevent failures or exposures in the future, capitalizing on emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases and dividends to enhance shareholder value. We continue to expect some of our major investigations to step down from their elevated levels of activity as they move through their project life cycle. We also continue to expect a step down in the level of activity in our defense technology development practice due to the reduction of forces in Afghanistan by the United States federal government.

Overview of the Three Months Ended October 3, 2014

During the third quarter of 2014, billable hours increased 4% to 285,000 as compared to 273,000 during the same period last year due to continued demand for our proactive and reactive consulting services. Our utilization increased to 74% during the third quarter of 2014 as compared to 72% during the third quarter of 2013. Technical full-time equivalent employees increased 2% to 743 during the third quarter of 2014 as compared to 726 during the same period last year due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended October 3, 2014 compared to Three Months Ended September 27, 2013

Revenues

	Three Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

Engineering and Other Scientific	$57,491	$56,395	1.9%
Percentage of total revenues	73.2%	75.0%
Environmental and Health	21,066	18,836	11.8%
Percentage of total revenues	26.8%	25.0%

Total revenues	$78,557	$75,231	4.4%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in realized billing rates. During the third quarter of 2014, billable hours for this segment increased by 1% to 202,000 as compared to 200,000 during the same period last year. Technical full-time equivalent employees increased 3% to 520 during the third quarter of 2014 as compared to 504 for the same period last year due to our continuing recruiting and retention efforts. Utilization decreased to 75% during the third quarter of 2014 as compared to 76% during the same period last year. The decrease in utilization was due to our investment in hiring technical consultants.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours. During the third quarter of 2014, billable hours for this segment increased by 12% to 82,000 as compared to 73,000 during the same period last year. Utilization increased to 71% for the third quarter of 2014 as compared to 64% for the same period last year. The increase in billable hours and utilization was due to strong demand for our services in our environmental sciences, ecological sciences, and chemical regulation and food safety practices. Technical full-time equivalent employees increased to 223 during the third quarter of 2014 as compared to 222 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

Compensation and related expenses	$43,948	$44,801	(1.9)%
Percentage of total revenues	55.9%	59.6%

The decrease in compensation and related expenses during the third quarter of 2014 was due to the change in the value of assets associated with our deferred compensation plan partially offset by an increase in payroll expense, fringe benefits and bonus expense. During the third quarter of 2014, deferred compensation expense decreased $3,224,000 with a corresponding decrease to other income (expense), net, as compared to the third quarter of 2013 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $1,331,000 during the third quarter of 2014 as compared to an increase in the value of the plan assets of $1,893,000 during same period last year. Payroll expense increased $1,081,000 and fringe benefits increased $280,000 due to the increase in technical full-time equivalent employees and our annual salary increase on March 29, 2014. Bonus expense increased $1,030,000 due to an increase in income before income taxes, before bonus expense, and before stock-based compensation expense. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

Other operating expenses	$6,715	$6,440	4.3%
Percentage of total revenues	8.5%	8.6%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the third quarter of 2014 was due to an increase in occupancy expense of $227,000 and an increase in depreciation expense of $65,000. The increases in occupancy expense and depreciation expense were due to the continued expansion of our facilities to accommodate the increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

Reimbursable expenses	$4,293	$5,135	(16.4)%
Percentage of total revenues	5.5%	6.8%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our defense technology development practice within our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

General and administrative expenses	$4,363	$3,695	18.1%
Percentage of total revenues	5.6%	4.9%

The increase in general and administrative expenses during the third quarter of 2014 was due to an increase in travel and meals of $706,000 and an increase in charitable contributions of $200,000 partially offset by a decrease in legal fees of $291,000. The increase in travel and meals was due to a firm-wide managers’ meeting held during the third quarter of 2014. The decrease in legal expenses was due to a decrease in costs associated with legal claims during the third quarter of 2014 as compared to the same period last year.

Other Income (Expense), Net

	Three Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

Other income (expense), net	$(863)	$2,355	(137)%
Percentage of total revenues	(1.1)%	3.1%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the third quarter of 2014, other income (expense), net, decreased $3,224,000 with a corresponding decrease to deferred compensation expense, as compared to the third quarter in 2013 due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $1,331,000 during the third quarter of 2014 as compared to an increase in the value of the plan assets of $1,893,000 during the third quarter of 2013.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

Income taxes	$7,335	$6,421	14.2%
Percentage of total revenues	9.3%	8.5%
Effective tax rate	39.9%	36.7%

The increase in income taxes and the effective tax rate was primarily due to higher deductions during the third quarter of 2013.

Nine Months Ended October 3, 2014 compared to Nine Months Ended September 27, 2013

Revenues

	Nine Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

Engineering and Other Scientific	$168,611	$163,353	3.2%
Percentage of total revenues	73.0%	73.1%
Environmental and Health	62,482	60,043	4.1%
Percentage of total revenues	27.0%	26.9%

Total revenues	$231,093	$223,396	3.4%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first nine months of 2014, billable hours for this segment increased 2% to 594,000 as compared to 584,000 during the same period last year. The increase in billable hours was due to strong demand for our services. Technical full-time equivalent employees increased 4% to 513 during the first nine months of 2014 as compared to 493 for the same period last year due to our continuing recruiting and retention efforts. Utilization was 74% for the first nine months of 2014 as compared to 76% during the same period last year. The decrease in utilization was due to our investment in hiring technical consultants.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the first nine months of 2014, billable hours for this segment increased 3% to 241,000 as compared to 233,000 during the same period last year. Utilization increased to 69% for the first nine months of 2014 as compared to 67% for the same period last year. The increase in billable hours and utilization was due to strong demand for our services. Technical full-time equivalent employees increased to 223 during the first nine months of 2014 as compared to 222 during the same period last year.

Compensation and Related Expenses

	Nine Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

Compensation and related expenses	$138,855	$137,795	0.8%
Percentage of total revenues	60.1%	61.7%

The increase in compensation and related expenses during the first nine months of 2014 was due to an increase in payroll expense and an increase in bonus expense partially offset by the change in value of assets associated with our deferred compensation plan. Payroll expense increased by $2,743,000 due to the increase in technical full-time equivalent employees and our annual salary increase on March 29, 2014. Bonus expense increased $1,062,000 due to an increase in income before income taxes, before bonus expense, and before stock-based compensation expense. During the first nine months of 2014, deferred compensation expense decreased $2,777,000 with a corresponding decrease to other income (expense), net, as compared to the first nine months of 2013 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $1,351,000 during the first nine months of 2014 as compared to an increase in the value of the plan assets of $4,128,000 during the first nine months of 2013.

Other Operating Expenses

	Nine Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

Other operating expenses	$19,482	$18,794	3.7%
Percentage of total revenues	8.4%	8.4%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first nine months of 2014 was due to an increase in occupancy expense of $359,000 and an increase in depreciation expense of $319,000. The increases in occupancy expense and depreciation expense were due to the continued expansion of our facilities to accommodate the increase in technical full-time equivalent employees.

Reimbursable Expenses

	Nine Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

Reimbursable expenses	$11,531	$12,389	(6.9)%
Percentage of total revenues	5.0%	5.5%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our defense technology development practice within our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Nine Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

General and administrative expenses	$11,809	$10,814	9.2%
Percentage of total revenues	5.1%	4.8%

The increase in general and administrative expenses during the first nine months of 2014 was due to an increase in travel and meals of $638,000 and an increase in charitable contributions of $200,000. The increase in travel and meals was primarily due to a firm-wide managers’ meeting held during the third quarter of 2014.

Other Income (Expense), Net

	Nine Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

Other income (expense), net	$2,722	$5,687	(52.1)%
Percentage of total revenues	1.2%	2.5%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the first nine months of 2014, other income (expense), net, decreased $2,777,000 with a corresponding decrease to deferred compensation expense as compared to the first nine months of 2013 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $1,351,000 during the first nine months of 2014 as compared to an increase in the value of the plan assets of $4,128,000 during the first nine months of 2013.

Income Taxes

	Nine Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	Percent Change

Income taxes	$20,680	$19,373	6.7%
Percentage of total revenues	8.9%	8.7%
Effective tax rate	39.7%	39.3%

The increase in income taxes and the effective tax rate was primarily due to higher deductions during the third quarter of 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”) when it becomes effective. The new standard is effective for us on December 31, 2016.

Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in thousands)	October 3, 2014	September 27, 2013

Net cash provided by operating activities	$26,076	$33,818
Net cash provided by investing activities	2,613	2,784
Net cash used in financing activities	(35,633)	(28,232)

We financed our business during the first nine months of 2014 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of October 3, 2014, our cash, cash equivalents and short-term investments were $141.6 million compared to $156.1 million at January 3, 2014. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements during the next twelve months.

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

The increase in net cash used in financing activities during the first nine months of 2014 as compared to the same period last year was due to an increase in repurchases of common stock and an increase in our quarterly dividend payments.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $36,384,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at October 3, 2014. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of October 3, 2014 invested amounts under the plan of $34,634,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three and nine months ended October 3, 2014 and September 27, 2013:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

Revenues before reimbursements	$74,264	$70,096	$219,562	$211,007

EBITDA	$19,688	$18,784	$56,000	$52,863

EBITDA as a % of revenues before reimbursements	26.5%	26.8%	25.5%	25.1%

The decrease in EBITDA as a percentage of revenues before reimbursements during the third quarter of 2014 was primarily due to an increase in payroll expense, bonus expense and general and administrative expenses partially offset by revenue growth.

The increase in EBITDA as a percentage of revenues before reimbursements during the first nine months of 2014 as compared to the same period last year was primarily due to revenue growth partially offset by moderate growth in compensation and related expenses and other operating expenses.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended October 3, 2014 and September 27, 2013:

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

Net income	$11,040	$11,094	$31,458	$29,918

Add back (subtract):

Income taxes	7,335	6,421	20,680	19,373
Interest income, net	(33)	(14)	(117)	(95)
Depreciation and amortization	1,346	1,283	3,979	3,667

EBITDA	19,688	18,784	56,000	52,863

Stock-based compensation	2,710	2,501	10,585	10,832

EBITDAS	$22,398	$21,285	$66,585	$63,695

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended October 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended October 3, 2014 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

July 5 to August 1	-	$-	-	$51,617
August 2 to August 29	35	72.23	35	$49,077
August 30 to October 3	150	73.09	150	$38,077
Total	185	$72.93	185	$38,077

(1)	On February 9, 2012, the Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On February 15, 2013, the Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. On May 29, 2014, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

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

Date: November 7, 2014
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

-27-