Form 10-K
period 2015-01-02
EXPONENT INC
filed 2015-03-02
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒            No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the closing sales price of the Common Stock as reported on the NASDAQ National Market on July 3, 2014, the last business day of the registrant’s most recently completed second quarter, was $837,777,802. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of July 3, 2014 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer’s Common Stock outstanding as of February 20, 2015 was 12,870,974.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders to be held on May 28, 2015 are incorporated by reference into Part III of this Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED JANUARY 2, 2015

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

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a time and material basis, charging in the latter case hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $160 to $650 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Exponent provides high quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate 22 practices and centers in two operating segments, Engineering and Other Scientific and Environmental and Health:

ENGINEERING AND OTHER SCIENTIFIC

•	Biomechanics
•	Biomedical Engineering
•	Buildings & Structures
•	Civil Engineering
•	Construction Consulting
•	Electrical Engineering & Computer Science
•	Engineering Management Consulting
•	Human Factors
•	Industrial Structures
•	Materials & Corrosion Engineering
•	Mechanical Engineering
•	Polymer Science & Materials Chemistry
•	Statistical & Data Sciences
•	Technology Development
•	Thermal Sciences
•	Vehicle Analysis

ENVIRONMENTAL AND HEALTH

•	Chemical Regulation & Food Safety
•	Ecological & Biological Sciences

•	Environmental & Earth Sciences
•	Epidemiology, Biostatistics & Computational Biology
•	Exposure Assessment & Occupational Health
•	Toxicology & Mechanistic Biology

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

Over the past year, our consultants have been engaged in a number of investigations related to mining issues, wildland fires, landslides, retaining wall and foundation failures, large construction claims, flooding and sediment transport, and peer review of large commercial development designs. This practice has had a diverse portfolio of projects and clients that represent a broad spectrum of industries.

Construction Consulting

Our Construction Consulting Practice provides project advisory, risk analysis, strategic planning, dispute resolution, and financial damages services. During the past year, we expanded the practice by leveraging key client relationships in several construction sectors including utilities and oil and gas. Our multi-disciplinary staff, which includes engineers, architects, construction managers, schedulers, accountants, and technical specialists, provides these services to both the public and private sectors for clients who represent a diverse mix of companies and agencies.

Our projects include many sectors of the construction and engineering industry as well as facilities and systems which include power plants, transmission and distribution facilities, petrochemical facilities, water/wastewater treatment plants, bridges and roads, rail systems, tunnels, airports, commercial buildings, institutional buildings, industrial and manufacturing facilities, sporting arenas and gaming facilities. We provide services to firms involved in the engineering and construction industry including construction owners, lending agencies, engineering and construction contractors, subcontractors, designers, attorneys and insurance carriers.

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

Engineering Management Consulting

This practice provides multi-disciplinary expertise and rapid response to assist clients with management consulting services related to technical issues. Our consultants provide services in the areas of asset strategy, technology strategy, regulatory strategy, asset planning, project management, engineering, construction, maintenance, operations, environmental, and risk analysis. This practice primarily services the electric and gas utility industries, including transmission, distribution, fossil fuel generation, nuclear generation, and renewable generation.

We provide unique and advanced services including risk and reliability assessment and mitigation. Our scientists and engineers assist our clients in minimizing losses related to asset failures and/or business operations. Accidents, unanticipated events, and system failures are the primary causes of deferred or lost production interruptions and may lead to loss of life, injury, property damage, and undesired releases. Our multi-disciplinary staff has also performed diverse technical, business interruption, and compliance-related risk and reliability assessments for chemical, petrochemical, petroleum, and manufacturing clients worldwide.

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

Industrial Structures

Our Industrial Structures Practice, based in Düsseldorf and Berlin, Germany, specializes in design and assessment of industrial structures subject to extreme conditions. Our staff has provided design reviews and assessments on more than 1,000 structures around the world, and our staff has participated in the creation of several engineering standards.

Our Industrial Structures Practice provides planning, assessment, rehabilitation and dismantling analysis of load-bearing structures in four particular areas: antenna masts, power plants, buildings and special structures like refractories or tanks. One service we provide in over 900 locations throughout the year is quality assurance of antenna masts for a variety of facilities including telecommunications, wind energy and industrial chimneys. Our consultants provide inspection services related to new construction and assess design deficiencies related to new and existing facilities, as well as assist our clients with on-time, quality construction on their projects.

With the use of our self-developed computer software for non-linear material behavior, we provide close-to-reality assessment of a wide variety of structures such as cracked reinforced concrete structures, multi-layer refractories or masonry towers. Beyond industrial structures, more and more commercial property projects are becoming part of this practice.

Materials & Corrosion Engineering

Our in-depth knowledge of materials science, corrosion, and metallurgical engineering, combined with the breadth of our collective experience across many industries and disciplines gives our Materials and Corrosion Engineering Practice a unique ability to efficiently provide our clients with solutions to their complex materials-based problems. We use our knowledge and experience to understand how and why materials, products, and processes may not perform their intended function, as well as to prevent future problems.  In the past year, our Materials and Corrosion Engineering Practice helped clients solve critical materials-related issues in the consumer electronics, medical device, chemical processing, transportation, energy, and aerospace fields, among others.

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

Industrial equipment integrity analysis and management is a growing part of our business involved with increasing productivity and lowering risk in manufacturing. We advise clients on mitigating engineering asset failures, improving equipment reliability, and better understanding their risk profile. Our approach combines engineering mechanics with computational algorithms, industry-accepted standards, and operational data.

Polymer Science & Materials Chemistry

Our Polymer Science and Materials Chemistry staff consults with industrial, government, and insurance clients, as well as their outside counsels, regarding polymers and textiles used in diverse applications and chemical aspects of batteries, drug delivery systems, and other products that depend on highly controlled manufacturing environments. We assist clients in understanding the short- and long-term performance of plastic, rubber, adhesive, coating, composite and electrochemical energy systems when challenged by physical, chemical, thermal and other operational stressors.

Our consultants participate in product development programs, perform failure analyses and provide support to clients involved in regulatory and legal proceedings. Clients value our technical expertise related to chemistry, formulation, manufacturing and materials performance, our understanding of the history and evolution of these materials, and our ability to assist them in identifying and incorporating emerging materials and manufacturing technologies into their businesses. During the past year, significant program activities addressed components of consumer electronics, wearable devices, battery technology, implantable medical devices, combination drug delivery systems, historical formulations and components, performance and industrial textiles, high performance coatings, food packaging, building materials, technical due diligence, technology scouting, and materials science aspects of health risk, service life prediction, sustainability, and polymer-related intellectual property, including trade secrets.

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

During the past year, we worked on a variety of engineering, health, and environmental projects for government, industry, and legal clients. Our statisticians and data scientists performed assessments of manufacturing quality systems, applied data mining methods to the analysis of medical device complaints, examined the field reliability of electronic networks and computer equipment, and assessed the effects of selected factors on industrial exposure to environmental contaminants.

Technology Development

Drawing on our multidisciplinary science, engineering, testing, failure analysis and failure prevention expertise, our Technology Development Practice specializes in harnessing advanced technologies and concepts from our experience with the commercial and defense sectors to deliver innovation to our clients. We identify and leverage the best in off-the-shelf technologies combined with custom development to deliver solutions ranging from fully integrated systems to concept architectures. Our focus is on a close collaboration with the end user, ease of use, reliability, high quality, and speed of engineering design and execution.

Historically, Technology Development has focused its efforts in the defense sector; in 2014 the Practice significantly expanded its commercial work and made some structural changes to more closely align with the commercial side of the company. Some examples of this broader focus include: new work in the oil & gas industry, working directly with a major client on prototyping and validating cutting-edge safety technologies; partnering with a geophysical survey company to help them more fully leverage state-of-the-art sensing and data processing techniques in their services business; and working with a small business on the design and field test of a nascent trace chemical vapor sensor. The Practice continued to grow its expertise and presence in the area of security and identity, with a concentration on digital and physical credentials. Our technology development experts are prominent on the numerous relevant government and industry standards and policy committees.

Commensurate with the U.S. military drawdown in Afghanistan, we wrapped up our activities with forward deployed embedded engineering support to the U.S. Army Rapid Equipping Force and associated rapid fielding initiatives. We continued to engage in applied early stage development activities with the U.S. Army’s Night Vision and Electronic Sensors Directorate in the area of landmine detection technologies. Similarly, our work with the U.K. Ministry of Defence evolved from deployed operational support of Exponent’s landmine and improvised explosive device (IED) detection sensor systems to long-term planning and sustainment activities.

Thermal Sciences

Our Thermal Sciences staff provides multi-disciplinary expertise to assist clients in chemical engineering, fire protection engineering, and mechanical engineering. We have investigated and analyzed thousands of fires and explosions ranging from high loss disasters at manufacturing facilities to small insurance claims. Information gained from these analyses has helped us assist clients with preventive measures related to the design of their products. We assist clients in minimizing the risk of fires and explosions, we provide regulatory consulting for permitting new industrial facilities, and we assist manufacturers in addressing the risk of fires associated with consumer products. Our engineers use fire modeling and other computational fire dynamics modeling tools to supplement our analytical, experimental, and field-based activities. Preventive services include process safety hazard analysis for the chemical and oil and gas industries, fire protection engineering and dust explosion consulting.

During the past year, our work in exploration and production, Liquefied Natural Gas (LNG) and downstream oil and gas sectors has continued to remain active. Our services in these areas include assessing new oil well control technologies, assessing potential fire and explosion risks and consequences and developing downstream asset integrity management strategies. We have seen growth in our non-litigation fire protection engineering services. In addition, the Thermal Sciences Practice continues to develop tools to assist in the evaluation of fire risk of lithium-ion batteries, and their performance in consumer products.

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

ENVIRONMENTAL AND HEALTH

Chemical Regulation & Food Safety

Our Center for Chemical Regulation and Food Safety includes both technical and regulatory specialists who are experienced in dealing with foods, and with pesticide and non-pesticide products including conventional chemicals, biochemicals, antimicrobials/biocides, and products of biotechnology, cosmetics and industrial chemicals. We provide practical, scientific and regulatory support to meet global business objectives at every stage of the product cycle, from research and development to retail and beyond.

During the past year our Chemical Regulation and Food Safety staff have conducted a wide array of work. The European and U.S. sides of the Center were jointly involved with the ongoing support of a new pesticide active ingredient and end-use product. The European side of our business was involved with many projects related to plant protection and biocidal product regulatory submissions, from active substances under review to product-specific dossiers for individual European member states.  In addition, we provided many specialist assessments relating to human and environmental exposure and product efficacy and national and international Maximum Residue Limit/import tolerance submissions. We continue to support safety assessments for food and cosmetics products and industrial chemicals. In the U.S. we continued to provide services related to pesticide active ingredient and end-use product development and registrations in the U.S. and Canada, registration review, import tolerances in the U.S. and Canada, due diligence, and data compensation, as well as the approval of new pesticide inert ingredients and new non-pesticide chemical approvals. Our food safety consultants continued to assist clients with food additives, food contact notifications, and nutrition-related analyses, as well as product safety proactive and reactive support services, recall and litigation support.

Ecological & Biological Sciences

Our ecological and biological scientists provide strategic support on issues related to natural resources damages associated with chemicals and forest fires, international environmental disputes, ecosystem service assessments for businesses, climate change, ecological risk assessment, novel remediation methods, restoration of wetlands and other natural resources, large development projects, resource utilization (mineral mining, oil and gas, wood pulp), and the use of chemicals and other products in commerce. The practice specializes in assessing the effects of chemical, biological, and physical stressors on aquatic and terrestrial ecosystems. The practice is comprised of nationally recognized experts that cover disciplines related to the ecological implications and risks associated with these projects.

Environmental & Earth Sciences

Our environmental scientists and engineers provide cost-effective, scientifically defensible and realistic assessments and solutions to complex environmental issues. We offer technical, regulatory and litigation support to industries that include oil and gas, mining and minerals, chemicals, forest products, railroads, aerospace, and trade associations, and to municipal and government clients. Our consultants specialize in the areas of environmental fate and transport, environmental chemistry and forensics, hydrogeology, air toxics, modeling and monitoring, water quality and water supply, data analytics, remediation consulting, environmental engineering and waste management, climate impacts, and evaluation of environmental and social risks. Our work often involves complex and high visibility environmental problems and issues, often the focus of environmental or toxic tort claims, where evaluation of contamination and historical reconstruction of events, releases, and doses, as well as water resource issues are central to problem resolution. We provide strategic and advisory consulting on risk mitigation, planning, and regulatory issues.

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

Exposure Assessment & Occupational Health

In the Exposure Assessment & Occupational Health Center, we apply scientific processes to characterize and estimate health risks from exposures to chemical, physical, and biological agents in the workplace, home, and outdoor environment. Exposure assessment is integral to the health assessment process as it describes the characteristics and concentrations of hazardous agents or substances in the air, soil, specific product or other media, as well as the frequency, magnitude, and duration of exposure events. Exposure assessments provide key data to characterize health risks and can also be used to recommend controls or other approaches to lower or eliminate potentially excessive exposures. Exposure estimates can be used to calculate the likelihood of a particular health risk occurring or be compared to toxicity benchmarks, workplace standards or other applicable guidelines to assess potential risks to human health. Exposure assessments also are critical components of human epidemiology studies and regulatory compliance evaluations.

Our industrial hygienists, microbiologists, environmental chemists, environmental and health scientists, physicians, and air quality modelers evaluate health risks posed by chemical, physical or biological agents. We are skilled in estimating multiple routes of exposure from manufacturing operations, use (and misuse) of consumer products, indoor air / ambient releases, contaminated foods and environmental media (e.g., water, soils, and sediments) and environmental releases of various chemicals and substances. We apply these evaluations to help clients evaluate product safety questions; issues evolving from litigation claims; and compliance with the growing number of occupational health, product safety, and other environmental regulations. We have also assisted companies with their preventive health and safety program needs in the workplace and can provide external verification of health services performance.

Our multidisciplinary team has extensive experience investigating a broad variety of health concerns such as claims of illnesses from exposures to ionizing radiation and electromagnetic fields, chemicals, dusts and other airborne particulates, smoke and fumes, nanoparticles, molds and other micro-organisms. Together, we develop strategies to aid in controlling such exposures, when needed. In addition, our staff has extensive experience in addressing health issues related to medical devices, consumer products, manufacturing processes, and sanitation. Our atmospheric scientists provide air quality and meteorological modeling, permitting, and licensing support services. Our environmental and health scientists investigate accidental releases of chemicals, evaluate transport and fate of chemical substances, simulate home and workplace exposures as well as develop measures of prevention and control exposure, and assist clients with emergency preparedness and response.

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

We have assisted clients on industrial chemicals, pesticides, drugs, medical devices, nanotechnology, and other agents. During the past year we continued to provide experimental and clinical toxicology support in nearly all phases of pharmaceutical and combination drug development from preclinical studies to post-marketing safety assessments.  We reviewed existing data and developed new studies on potential endocrine toxicity of various chemical substances. We continue to be very active in developing and reviewing data for the U.S. Environmental Protection Agency Endocrine Disruptor Screening Program. We also have developed various detailed reviews on toxicity mode of action assessments, specifically how substances cause harm and whether or not laboratory data are relevant to human risks.

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

BUSINESS SEGMENTS AND GEOGRAPHIC OPERATIONS OVERVIEW

We report two operating segments based on two primary areas of service. One operating segment is a broad service group providing technical consulting in different practices primarily in engineering. Our other operating segment provides services in the area of environmental, epidemiology and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment. For more information about the financial condition and results of operations of each segment, please see Part II - “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data.” For information about the Company’s operations in different geographical areas, please see “Note 16: Segment Reporting” of our Notes to Consolidated Financial Statements. For information about the Company’s disclosures regarding foreign currency exchange rate risk, please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

EMPLOYEES

As of January 2, 2015, we employed 981 full-time, part-time and hourly employees, including 756 engineering and scientific staff, 65 technical support staff and 160 administrative and support staff. Our staff includes 678 employees with advanced degrees, of which 453 employees have achieved the level of Ph.D., Sc.D. or M.D.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Exponent and their ages as of February 27, 2015 are as follows:

Name	Age	Position

Paul R. Johnston, Ph.D.	61	President, Chief Executive Officer and Director

Elizabeth L. Anderson, Ph.D.	74	Chief Science Officer

Paul D. Boehm, Ph.D.	66	Group Vice President

Robert D. Caligiuri, Ph.D.	63	Group Vice President

Catherine Ford Corrigan, Ph.D.	46	Group Vice President

Subbaiah V. Malladi, Ph.D.	68	Chief Technical Officer

Steven J. Murray, Ph.D.	40	Group Vice President

John D. Osteraas, Ph.D.	60	Group Vice President

Richard Reiss, Sc.D.	48	Interim Group Vice President

Richard L. Schlenker, Jr.	49	Executive Vice President, Chief Financial Officer and Corporate Secretary

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

Elizabeth L. Anderson, Ph.D., joined the Company in June 2006 as a Group Vice President and Principal Scientist. In January 2015, Dr. Anderson was appointed Chief Science Officer. Prior to joining Exponent, Dr. Anderson was President and CEO of Sciences International, a health and environmental consulting firm. Dr. Anderson received her Ph.D. (1970) in Organic Chemistry from The American University, M.S. (1964) in Organic Chemistry from the University of Virginia and B.S. (1962) in Chemistry from the College of William and Mary. Dr. Anderson is a Fellow of the Academy of Toxicological Sciences, a founder and past-President of the Society for Risk Analysis and former Editor-in-Chief of the journal, Risk Analysis: An International Journal.

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

Robert D. Caligiuri, Ph.D., joined the Company in 1987. He was promoted to Principal Engineer in 1990 and Group Vice President in 1999. Dr. Caligiuri received his Ph.D. (1977) and M.S. (1974) in Materials Science and Engineering from Stanford University and B.S. (1973) in Mechanical Engineering from the University of California, Davis. Prior to joining the Company he was a Program Manager and Materials Scientist for SRI International. He is a Registered Professional Metallurgical Engineer in the States of California, Utah, Michigan, North Carolina and Texas and a Fellow of ASM International.

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

Steven J. Murray, Ph.D., joined the Company in 2001. He was promoted to Principal Engineer in 2008. Dr. Murray was promoted to Corporate Vice President in May 2014 and to Group Vice President in January 2015. Dr. Murray received his Ph.D. (2000) in Materials Science and Engineering (Electronic Materials Panel) from the Massachusetts Institute of Technology, B.S. (1996) in Materials Science and Mineral Engineering and B.S. (1996) in Mechanical Engineering from the University of California, Berkeley. He is a Registered Professional Electrical Engineer in the State of Oregon and Registered Professional Mechanical Engineer in the State of California.

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

Richard Reiss, Sc.D., joined the Company in 2006 as a Principal Scientist. He was promoted to Interim Group Vice President in January 2015. Dr. Reiss earned his Sc.D. (1994) in Environmental Health from the Harvard University School of Public Health, M.S. (1991) in Environmental Engineering from Northwestern University and B.S. (1989) in Chemical Engineering from the University of California, Santa Barbara. Prior to joining Exponent he was a Vice President with Sciences International. Dr. Reiss is a Fellow of the Society of Risk Analysis.

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

Our cash equivalent and short-term investment portfolio as of January 2, 2015, consisted primarily of obligations of state and local government agencies and the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of January 2, 2015, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Public concern over health, safety and preservation of the environment has resulted in the enactment of a broad range of environmental and/or other laws and regulations by local, state and federal lawmakers and agencies. These laws and the implementation of new regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. To the extent changes in such laws, regulations and enforcement or other factors significantly reduce the exposures of manufacturers, owners, service providers and others to liability, the demand for our services may be significantly reduced.

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

Our long-lived assets, including our office and laboratory space in Menlo Park, California and our test and engineering center in Phoenix, Arizona, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment of our long-lived assets. In addition, we have operating lease commitments for office, warehouse and laboratory space of $20,432,000 as of January 2, 2015. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges.

Our international operations create special risks that could adversely affect our business.

In addition to our offices in the United States, we have physical offices in the United Kingdom, Germany, Switzerland, Hong Kong and China and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the Foreign Corrupt Practices Act; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; and potentially adverse tax consequences.

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

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

The markets that we serve are cyclical and subject to general economic conditions. The direction and relative strength of the global economy continues to be uncertain. If economic growth in the United States, where we primarily operate, slows, our clients may consolidate or go out of business and thus demand for our services could be reduced significantly.

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

There can be no assurance that we will continue to declare cash dividends or repurchase our shares at all or in any particular amounts.

Our Board of Directors has declared quarterly dividends since March 2013. Our intent to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and, in the case of dividends, periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends and share repurchases may also be affected by, among other factors: our views on potential future capital requirements for investments, including acquisitions; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; contractual restrictions; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments or share repurchase activity could have a negative effect on our stock price.

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

In addition, we lease office, warehouse and laboratory space in 18 other locations in 13 states and the District of Columbia, as well as in Germany, China, Hong Kong, Switzerland and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2014 for all leased properties was $5,951,000.

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

Stock prices by quarter	High	Low

Fiscal Year Ended January 3, 2014:
First Quarter	$57.23	$47.17
Second Quarter	$59.78	$50.42
Third Quarter	$72.62	$59.13
Fourth Quarter	$80.50	$67.81

Fiscal Year Ended January 2, 2015:
First Quarter	$77.89	$65.71
Second Quarter	$76.31	$64.81
Third Quarter	$77.64	$69.84
Fourth Quarter	$84.01	$70.61

As of February 20, 2015, there were 208 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We paid $13.0 million and $7.9 million of dividends during fiscal 2014 and 2013, respectively. We paid no dividends during fiscal 2012. On February 4, 2015, our Board of Directors announced a cash dividend of $0.30 per share of the Company’s common stock, payable March 27, 2015, to stockholders of record as of March 6, 2015. We anticipate paying quarterly dividends each year in March, June, September and December, subject to declaration by our Board of Directors. See Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended January 2, 2015 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program

October 4 to October 31	42	$72.17	42	$35,078
November 1 to November 28	-	-	-	$35,078
November 29 to January 2	-	$-	-	$35,078
Total	42	$72.17	42

The foregoing repurchases of the Company’s common stock were effected pursuant to a repurchase program authorized by the Company’s Board of Directors. On February 9, 2012, the Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On February 15, 2013, the Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. On May 29, 2014, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates. As of January 2, 2015, there remained $35,078,000 available for repurchases under these authorizations.

COMPANY STOCK PRICE PERFORMANCE GRAPH

The graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2009 through 2014 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2009. Note that the historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Part II - “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
(In thousands, except per share data)	2014	2013	2012	2011	2010

Consolidated Statements of Income Data:

Revenues before reimbursements	$289,209	$280,043	$266,562	$246,667	$221,860
Revenues	$304,704	$296,168	$292,653	$272,446	$248,753
Operating income	$63,549	$55,946	$57,620	$53,460	$43,241
Net income	$40,701	$38,640	$37,225	$32,695	$27,521

Net income per share:
Basic	$3.02	$2.84	$2.70	$2.31	$1.92
Diluted	$2.94	$2.76	$2.60	$2.22	$1.83

Cash dividends declared per share	$1.00	$0.60	$-	$-	$-

Consolidated Balance Sheet Data:

Cash and cash equivalents	$129,490	$122,948	$113,268	$84,439	$106,549
Short-term investments	$24,913	$33,171	$20,881	$25,260	$-
Working capital	$187,155	$179,537	$163,673	$137,803	$136,860
Total assets	$365,299	$344,166	$315,417	$268,788	$258,892
Long-term liabilities	$41,666	$36,960	$27,217	$21,298	$17,358
Total stockholders’ equity	$244,288	$235,059	$216,429	$186,715	$183,800

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in accounting for revenue recognition and estimating the allowance for doubtful accounts and contract losses have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the assumptions, judgments and estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see “Note 1: Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements.

Revenue recognition. We derive our revenues primarily from professional fees earned on consulting engagements, fees earned for the use of our equipment and facilities, as well as reimbursements for outside direct expenses associated with the services that are billed to our clients.

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

Estimating the allowance for doubtful accounts and contract losses. We make estimates of our ability to collect accounts receivable and our unbilled but recognized work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us or for disputes with customers that affect our ability to fully collect our accounts receivable and unbilled work-in-process, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for doubtful accounts and contract losses taking into consideration factors such as historical write-offs, customer concentration, customer credit-worthiness, current economic conditions, and aging of amounts due.

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES			PERIOD TO
	FOR FISCAL YEARS			PERIOD CHANGE
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Revenues	100.0%	100.0%	100.0%	2.9%	1.2%

Operating expenses:
Compensation and related expenses	60.2	62.2	58.7	(0.3)	7.1
Other operating expenses	8.6	8.5	8.1	3.9	7.3
Reimbursable expenses	5.1	5.4	8.9	(3.9)	(38.2)
General and administrative expenses	5.2	5.0	4.6	7.7	8.5
	79.1	81.1	80.3	0.4	2.2
Operating income	20.9	18.9	19.7	13.6	(2.9)

Other income, net	1.4	2.7	1.4	(44.8)	93.7

Income before income taxes	22.3	21.6	21.1	6.3	3.6

Provision for income taxes	8.9	8.5	8.4	7.7	3.2

Net income	13.4%	13.0%	12.7%	5.3%	3.8%

EXECUTIVE SUMMARY

Revenues for fiscal 2014 increased 3% and revenues before reimbursements increased 3% as compared to the prior year. The increase in revenues before reimbursements was due to an increase in billable hours and an increase in billing rates partially offset by fiscal 2014 having one less week of activity than fiscal 2013. We experienced demand for our consulting services from a diverse set of clients for both reactive and proactive projects.

During fiscal 2014, we experienced demand for our reactive services performing high profile accident and failure investigations and evaluating potentially significant product recalls.

We also experienced demand for our proactive consulting services, performing design evaluations of consumer electronics and medical devices in addition to regulatory consulting for the chemical and food industries.

During fiscal 2014, we had notable performances in several practices including our materials & corrosion engineering, biomedical engineering, polymer science & materials chemistry, human factors, and construction consulting practices, as well as our environmental group.

The increase in revenues before reimbursements resulted in a 5% increase in net income to $40,701,000 during fiscal 2014 as compared to $38,640,000 during the prior year. Diluted earnings per share increased to $2.94 per share as compared to $2.76 during the prior year due to the increase in net income and our ongoing share repurchase program.

We remain focused on selectively adding top talent and developing the skills necessary to expand upon our market position, providing clients with in-depth scientific research and analysis to determine what happened and how to prevent failures or exposures in the future, capitalizing on emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases and dividends to enhance shareholder value. We continue to expect one of our major investigations to step down from its elevated level of activity as it moves through its project life cycle. We also continue to expect a step down in the level of activity in our technology development practice due to the constraints on defense spending and the withdrawal of United States and United Kingdom combat troops from Afghanistan.

OVERVIEW OF THE YEAR ENDED

JANUARY 2, 2015

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal year ended January 2, 2015 included 52 weeks of activity. The fiscal year ended January 3, 2014 included 53 weeks of activity. The fiscal year ended December 28, 2012 included 52 weeks of activity. Fiscal 2015 will end on Friday, January 1, 2016.

During fiscal 2014, billable hours increased 1.8% to 1,107,000 as compared to 1,087,000 during fiscal 2013. The increase in billable hours was due to continued demand for our proactive and reactive consulting services. The increase in billable hours was partially offset by fiscal 2014 having one less week of activity than fiscal 2013. Total billable hours during the 53rd week of fiscal 2013 were 9,804.

Our utilization increased to 72% for fiscal 2014 as compared to 71% during fiscal 2013. The increase in utilization was due to demand for our consulting services from a diverse set of clients for both reactive and proactive projects and our management of headcount to align resources with anticipated demand. Technical full-time equivalent employees increased 3.1% to 741 during fiscal 2014 as compared to 719 during fiscal 2013 due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

FISCAL YEARS ENDED JANUARY 2, 2015, AND JANUARY 3, 2014

Revenues

(In thousands except	Fiscal Years		Percent
percentages)	2014	2013	Change

Engineering and Other Scientific	$223,384	$215,972	3.4%
Percentage of total revenues	73.3%	72.9%
Environmental and Health	81,320	80,196	1.4%
Percentage of total revenues	26.7%	27.1%

Total revenues	$304,704	$296,168	2.9%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates partially offset by fiscal 2014 having one less week of activity than fiscal 2013. During fiscal 2014, billable hours for this segment increased by 2.1% to 794,000 as compared to 778,000 during fiscal 2013. The increase was due to demand for services in our materials & corrosion engineering, biomedical engineering, polymer science & materials chemistry, human factors, and construction consulting practices. Utilization was 74% for both fiscal 2014 and fiscal 2013. Technical full-time equivalents increased 4.6% to 519 for fiscal 2014 from 496 for fiscal 2013 due to our recruiting and retention efforts.

The increase in revenues from our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates partially offset by fiscal 2014 having one less week of activity than fiscal 2013. During fiscal 2014, billable hours for this segment increased by 1.3% to 313,000 as compared to 309,000 during fiscal 2013. Utilization increased to 68% for fiscal 2014 as compared to 65% for fiscal 2013. The increase in billable hours and utilization was due to demand for our services in our environmental sciences and ecological sciences practices. Technical full-time equivalents were 222 during fiscal 2014 as compared to 223 for fiscal 2013.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2014	2013	Change

Compensation and related expenses	$183,533	$184,084	(0.3)%
Percentage of total revenues	60.2%	62.2%

The decrease in compensation and related expenses during fiscal 2014 was due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in payroll and bonus expense. During fiscal 2014, deferred compensation expense decreased $3,519,000 with a corresponding decrease to other income (expense), net, as compared with the prior year due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $2,525,000 during fiscal 2014 as compared to an increase in the value of the plan assets of $6,044,000 during fiscal 2013. Payroll increased $1,657,000 due to a 3.1% increase in technical full-time equivalent employees and the impact of our annual salary increases partially offset by fiscal 2014 having one less week of activity than fiscal 2013. Bonuses increased $1,503,000 due to a corresponding increase in profitability. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent.

Other Operating Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2014	2013	Change

Other operating expenses	$26,285	$25,299	3.9%
Percentage of total revenues	8.6%	8.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in occupancy expense of $514,000 and an increase in depreciation and amortization of $454,000. The increases in occupancy expense and depreciation and amortization were due to the continued expansion of our facilities to accommodate the increase in technical full-time equivalent employees. We expect other operating expense to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2014	2013	Change

Reimbursable expenses	$15,495	$16,125	(3.9)%
Percentage of total revenues	5.1%	5.4%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our technology development practice in our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2014	2013	Change

General and administrative expenses	$15,842	$14,714	7.7%
Percentage of total revenues	5.2%	5.0%

The increase in general and administrative expenses during fiscal 2014 was primarily due to an increase in travel and meals of $561,000 and an increase in contributions of $506,000. The increase in travel and meals was due to a firm-wide managers’ meeting held during the third quarter of 2014. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts, and pursue staff development initiatives.

Other Income (Expense), Net

(In thousands except	Fiscal Years		Percent
percentages)	2014	2013	Change

Other income and expense, net	$4,416	$7,999	(44.8)%
Percentage of total revenues	1.4%	2.7%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The decrease in other income (expense), net, was primarily due to the change in value of assets associated with our deferred compensation plan. This change consisted of an increase in the value of the plan assets of $2,525,000 during fiscal 2014 as compared to an increase in the value of the plan assets of $6,044,000 during fiscal 2013.

Income Taxes

(In thousands except	Fiscal Years		Percent
percentages)	2014	2013	Change

Income taxes	$27,264	$25,305	7.7%
Percentage of total revenues	8.9%	8.5%
Effective tax rate	40.1%	39.6%

The increase in income taxes was due to a corresponding increase in pre-tax income. The increase in our effective tax rate was due to manufacturing deductions claimed in fiscal 2013. These manufacturing deductions were non-recurring.

FISCAL YEARS ENDED JANUARY 3, 2014, AND DECEMBER 28, 2012

Revenues

(In thousands except	Fiscal Years		Percent
percentages)	2013	2012	Change

Engineering and Other Scientific	$215,972	$213,304	1.3%
Percentage of total revenues	72.9%	72.9%
Environmental and Health	80,196	79,349	1.1%
Percentage of total revenues	27.1%	27.1%

Total revenues	$296,168	$292,653	1.2%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates partially offset by a decrease in reimbursable expenses and a decrease in product sales in our technology development practice. During fiscal 2013, billable hours for this segment increased by 5.4% to 778,000 as compared to 738,000 during fiscal 2012. The increase was due to strong demand for services in our polymer science, mechanical engineering, biomedical engineering, engineering management, and construction consulting practices. The increase in billable hours was also due to fiscal 2013 having one additional week of activity than fiscal 2012. Utilization decreased to 74% for fiscal 2013 as compared to 75% during fiscal 2012 due to the anticipated step down in our elevated levels of activity on several major investigations. Technical full-time equivalents increased 4.6% to 496 for fiscal 2013 from 474 for fiscal 2012 due to our recruiting and retention efforts. Product sales in defense technology development decreased to $486,000 during fiscal 2013 as compared to $9,213,000 during fiscal 2012 due to lower sales of surveillance systems to the United States Army.

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

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our technology development practice in our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

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

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The increase in other income (expense), net, was primarily due to the change in value of assets associated with our deferred compensation plan. This change consisted of an increase in the value of the plan assets of $6,044,000 during fiscal 2013 as compared to an increase in the value of the plan assets of $2,158,000 during fiscal 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2014	2013	2012

Net cash provided by (used in):
Operating activities	$48,252	$61,792	$48,505
Investing activities	$2,435	$(18,880)	$(1,169)
Financing activities	$(43,128)	$(33,769)	$(18,859)

We financed our business in fiscal 2014 through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. As of January 2, 2015, our cash, cash equivalents and short-term investments were $154,403,000 compared to $156,119,000 at January 3, 2014. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

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

Net cash provided by operating activities was $48.3 million for fiscal 2014 as compared to $61.8 million and $48.5 million in fiscal 2013 and 2012, respectively. The decrease in net cash provided by operating activities during fiscal 2014, as compared to fiscal 2013, was due to a decrease in cash receipts from clients. Accounts receivable increased during fiscal 2014 as compared to a decrease during fiscal 2013. The increase in net cash provided by operating activities during fiscal 2013 as compared to fiscal 2012 was primarily due to an increase in cash receipts from clients. Accounts receivable decreased during fiscal 2013 as compared to an increase during fiscal 2012.

During fiscal 2014, 2013 and 2012, net cash provided by (used in) investing activities was primarily related to the purchase and sale or maturity of short-term investments.

The increase in net cash used in financing activities during fiscal 2014, as compared to fiscal 2013, was due to an increase in our quarterly dividend payments and an increase in repurchases of our common stock. The increase in net cash used in financing activities during fiscal 2013, as compared to fiscal 2012, was due to our quarterly dividend payments which started in the first quarter of 2013, an increase in repurchases of common stock, and an increase in payroll taxes for restricted stock units.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of January 2, 2015 (in thousands):

	Operating
Fiscal	lease	Purchase
year	commitments	Obligations	Total
2015	$7,612	$320	$7,932
2016	5,889	-	5,889
2017	3,802	-	3,802
2018	2,173	-	2,173
2019	1,069	-	1,069
Thereafter	2,107	-	2,107
	$22,652	$320	$22,972

The above table does not reflect unrecognized tax benefits of $1,546,000, the timing of which is uncertain. Refer to “Note 7: Income Taxes” of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $37,745,000 were recorded as a long-term liability on our consolidated balance sheet at January 2, 2015. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of January 2, 2015, invested amounts under the plans of $36,195,000 were recorded as a long-term asset on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for fiscal years 2014, 2013 and 2012:

(in thousands, except percentages)

	Fiscal Years
	2014	2013	2012

Revenues before reimbursements	$289,209	$280,043	$266,562

EBITDA	$73,219	$68,769	$66,132

EBITDA as a % of revenues before reimbursements	25.3%	24.6%	24.8%

The increase in EBITDA as a percentage of revenues before reimbursements for fiscal 2014 as compared to fiscal 2013 was primarily due to an increase in utilization. Utilization for fiscal 2014 increased to 72% as compared to 71% during fiscal 2013 due to strong demand for our consulting services from a diverse set of clients for both reactive and proactive projects and our management of headcount to align resources with anticipated demand.

The decrease in EBITDA as a percentage of revenues before reimbursements for fiscal 2013, as compared to fiscal 2012, was primarily due to a decrease in utilization and a decrease in product sales in our technology development practice. Our utilization decreased to 71% during fiscal 2013 as compared to 73% during fiscal 2012 due to the anticipated step down in our elevated levels of activity on several major investigations and due to our investment in hiring technical consultants.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for fiscal 2014, 2013 and 2012:

(in thousands)
	Fiscal Years
	2014	2013	2012

Net Income	$40,701	$38,640	$37,225

Add back (subtract):

Income taxes	27,264	25,305	24,524
Interest income, net	(150)	(127)	(328)
Depreciation and amortization	5,404	4,951	4,711

EBITDA	73,219	68,769	66,132

Stock-based compensation	13,079	13,168	12,378

EBITDAS	$86,298	$81,937	$78,510

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

We have foreign currency risk related to our revenues and expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, and the Chinese Yuan. Accordingly, changes in exchange rates may negatively affect the revenues and net income of our foreign subsidiaries as expressed in U.S. dollars. Our foreign currency risk is primarily in our Environmental and Health operating segment.

At January 2, 2015, we had net assets of approximately $17.1 million with a functional currency of the British Pound, net assets of approximately $2.5 million with a functional currency of the Euro, and net assets of approximately $2.1 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At January 2, 2015, we had net assets denominated in the non-functional currency of approximately $4.4 million. As such, a ten percent change in the value of the local currency would result in $0.44 million foreign currency gain or loss in our results of operations.

We do not use foreign exchange contracts to hedge any foreign currency exposures. To date, the impacts of foreign currency exchange rate changes on our consolidated revenues and consolidated net income have not been material. However, our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance, but not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 2, 2015.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, audit committee, code of ethics and compliance with section 16(a) of the Exchange Act is incorporated by reference to the sections of the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Proposal No. 1: Election of Directors,” “Board Meetings, Committees, and Board Leadership,” “Code of Business Conduct and Corporate Governance” and “Compliance with Section 16(a) of the Exchange Act.” See Item 1 for information regarding the executive officers of the Company.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Executive Officer Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections of the Proxy Statement entitled “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of the Proxy Statement entitled “Related Party Transactions” and “Proposal No. 1 – Election of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of the Proxy Statement entitled “Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this Annual Report on Form 10-K.

1.     Financial Statements

The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are included herewith:

2.     Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended January 2, 2015,

January 3, 2014 and December 28, 2012 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

Page

Schedule II - Valuation and Qualifying Accounts	57

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.     Exhibits

Page

(a) Exhibit Index	59

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of January 2, 2015 and January 3, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2015. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule II. We also have audited the internal control over financial reporting of Exponent, Inc. as of January 2, 2015, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the internal control over financial reporting of Exponent, Inc. based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of January 2, 2015 and January 3, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Exponent, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2015, based on the criteria established in Internal Control – Integrated Framework (1992) issued by COSO .

/s/ KPMG LLP

San Francisco, California

February 27, 2015

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2014	2013	2012

Revenues:
Revenues before reimbursements	$289,209	$280,043	$266,562
Reimbursements	15,495	16,125	26,091
Revenues	304,704	296,168	292,653

Operating expenses:
Compensation and related expenses	183,533	184,084	171,809
Other operating expenses	26,285	25,299	23,574
Reimbursable expenses	15,495	16,125	26,091
General and administrative expenses	15,842	14,714	13,559
	241,155	240,222	235,033
Operating income	63,549	55,946	57,620

Other income:
Interest income	150	127	328
Miscellaneous income, net	4,266	7,872	3,801
Income before income taxes	67,965	63,945	61,749

Provision for income taxes	27,264	25,305	24,524
Net income	$40,701	$38,640	$37,225

Net income per share:
Basic	$3.02	$2.84	$2.70
Diluted	$2.94	$2.76	$2.60
Shares used in per share computations:
Basic	13,455	13,616	13,780
Diluted	13,833	14,025	14,293

Cash dividends declared per common share	$1.00	$0.60	$-

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2014	2013	2012

Net income	$40,701	$38,640	$37,225

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $304, $(187), and $(184), respectively	(1,017)	373	249
Unrealized gain (loss) arising during the period on investments, net of tax of $(3), $10, and $19, respectively	4	(14)	(28)
Comprehensive income	$39,688	$38,999	$37,446

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

	Fiscal Year Ended
(In thousands, except par value)	January 2, 2015	January 3, 2014

Assets

Current assets:
Cash and cash equivalents	$129,490	$122,948
Short-term investments	24,913	33,171
Accounts receivable, net of allowance for contract losses and doubtful accounts of $3,386 and $2,771, respectively	86,368	76,980
Prepaid expenses and other assets	14,727	10,450
Deferred income taxes	11,002	8,135
Total current assets	266,500	251,684

Property, equipment and leasehold improvements, net	28,264	28,721
Goodwill	8,607	8,607
Deferred income taxes	24,612	21,102
Deferred compensation plan assets	36,195	33,501
Other assets	1,121	551
	$365,299	$344,166

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$8,935	$8,442
Accrued payroll and employee benefits	62,184	56,934
Deferred revenues	8,226	6,771
Total current liabilities	79,345	72,147

Other liabilities	1,862	1,181
Deferred compensation	37,745	33,447
Deferred rent	2,059	2,332
Total liabilities	121,011	109,107

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares outstanding	-	-
Common stock, $.001 par value; 100,000 shares authorized; 16,427 shares issued	16	16
Additional paid-in capital	160,225	141,250
Accumulated other comprehensive income (loss)
Investment securities, available for sale	14	10
Foreign currency translation adjustments	(918)	99
	(904)	109
Retained earnings	246,961	226,040
Treasury stock, at cost: 3,556 and 3,363 shares held, respectively	(162,010)	(132,356)
Total stockholders’ equity	244,288	235,059
	$365,299	$344,166

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at December 30, 2011	16,427	$16	$108,071	$(471)	$179,432	3,127	$(100,333)	$186,715

Employee stock purchase plan	-	-	400	-	-	(20)	608	1,008
Exercise of stock options, net of swaps	-	-	(358)	-	(3,123)	(200)	6,088	2,607
Excess tax benefit for equity incentive plans	-	-	3,948	-	-	-	-	3,948
Amortization of unrecognized stock-based compensation	-	-	6,289	-	-	-	-	6,289
Purchase of treasury shares	-	-	-	-	-	480	(23,395)	(23,395)
Foreign currency translation adjustments	-	-	-	249	-	-	-	249
Grant of restricted stock units to settle accrued bonus	-	-	5,343	-	-	-	-	5,343
Settlement of restricted stock units	-	-	-	-	(7,477)	(166)	3,945	(3,532)
Unrealized loss on investments	-	-	-	(28)	-	-	-	(28)
Net income	-	-	-	-	37,225	-	-	37,225
Balance at December 28, 2012	16,427	$16	$123,693	$(250)	$206,057	3,221	$(113,087)	$216,429

Employee stock purchase plan	-	-	648	-	-	(19)	518	1,166
Exercise of stock options, net of swaps	-	-	(302)	-	(1,031)	(61)	1,627	294
Excess tax benefit for equity incentive plans	-	-	4,267	-	-	-	-	4,267
Amortization of unrecognized stock-based compensation	-	-	7,107	-	-	-	-	7,107
Purchase of treasury shares	-	-	-	-		438	(25,011)	(25,011)
Foreign currency translation adjustments	-	-	-	373	-	-	-	373
Grant of restricted stock units to settle accrued bonus	-	-	5,807	-	-	-	-	5,807
Settlement of restricted stock units	-	-	(273)	-	(9,352)	(216)	3,597	(6,028)
Unrealized loss on investments	-	-	-	(14)	-	-	-	(14)
Dividends and dividend equivalent rights	-	-	303	-	(8,274)	-	-	(7,971)
Net income	-	-	-	-	38,640	-	-	38,640
Balance at January 3, 2014	16,427	$16	$141,250	$109	$226,040	3,363	$(132,356)	$235,059

See accompanying notes to the Consolidated Financial Statements.

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at January 3, 2014	16,427	$16	$141,250	$109	$226,040	3,363	$(132,356)	$235,059

Employee stock purchase plan	-	-	810	-	-	(16)	337	1,147
Exercise of stock options, net of swaps	-	-	67	-	-	(42)	893	960
Excess tax benefit for equity incentive plans	-	-	5,100	-	-	-	-	5,100
Amortization of unrecognized stock-based compensation	-	-	6,792	-	-	-	-	6,792
Purchase of treasury shares	-	-	-	-		425	(30,921)	(30,921)
Foreign currency translation adjustments	-	-	-	(1,017)	-	-	-	(1,017)
Grant of restricted stock units to settle accrued bonus	-	-	6,008	-	-	-	-	6,008
Settlement of restricted stock units	-	-	(343)	-	(6,050)	(174)	37	(6,356)
Unrealized gain on investments	-	-	-	4	-	-	-	4
Dividends and dividend equivalent rights	-	-	541	-	(13,730)	-	-	(13,189)
Net income	-	-	-	-	40,701	-	-	40,701
Balance at January 2, 2015	16,427	$16	$160,225	$(904)	$246,961	3,556	$(162,010)	$244,288

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2014	2013	2012

Cash flows from operating activities:
Net income	$40,701	$38,640	$37,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	5,404	4,951	4,711
Amortization of premiums and accretion of discounts
on short-term investments	885	340	560
Deferred rent expense	(273)	800	(310)
Provision for doubtful accounts	1,718	1,705	1,763
Stock-based compensation	13,079	13,168	12,378
Deferred income tax provision	(6,077)	(3,398)	(4,194)
Excess tax benefit for equity incentive plans	(5,100)	(4,267)	(3,948)
Changes in operating assets and liabilities:
Accounts receivable	(11,106)	6,676	(14,059)
Prepaid expenses and other assets	(5,320)	(4,596)	(3,379)
Accounts payable and accrued liabilities	6,142	3,002	7,374
Accrued payroll and employee benefits	6,744	4,665	9,667
Deferred revenues	1,455	106	717
Net cash provided by operating activities	48,252	61,792	48,505

Cash flows from investing activities:
Capital expenditures	(4,947)	(6,226)	(4,942)
Purchase of short-term investments	(5,260)	(33,422)	(515)
Maturity of short-term investments	11,642	19,190	3,770
Sale of short-term investments	1,000	1,578	518
Net cash provided by (used in) investing activities	2,435	(18,880)	(1,169)

Cash flows from financing activities:
Excess tax benefit for equity incentive plans	5,100	4,267	3,948
Payroll taxes for restricted stock units	(6,356)	(6,402)	(3,531)
Repurchase of common stock	(30,921)	(25,519)	(22,887)
Exercise of share-based payment awards	2,107	1,812	3,611
Dividends and dividend equivalent rights	(13,058)	(7,927)	-
Net cash used in financing activities	(43,128)	(33,769)	(18,859)

Effect of foreign currency exchange rates on cash and cash equivalents	(1,017)	537	352

Net increase in cash and cash equivalents	6,542	9,680	28,829
Cash and cash equivalents at beginning of year	122,948	113,268	84,439
Cash and cash equivalents at end of year	$129,490	$122,948	$113,268

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2014 included 52 weeks of activity and ended on January 2, 2015. Fiscal period 2013 included 53 weeks of activity and ended on January 3, 2014. Fiscal period 2012 included 52 weeks of activity and ended on December 28, 2012. Fiscal period 2015 will end on January 1, 2016.

Authorized Capital Stock

The Company committed to stockholders in a letter dated May 23, 2006 to limit its use of its authorized capital stock to 40 million common shares, and 2 million preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock.

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

Revenue Recognition

The Company derives its revenues primarily from professional fees earned on consulting engagements, fees earned for the use of its equipment and facilities, and reimbursements for outside direct expenses associated with the services that are billed to its clients. Any taxes assessed on revenues relating to services provided to its clients are recorded on a net basis.

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

Gross revenues and reimbursements for the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012, respectively, were:

	Fiscal Years
(In thousands)	2014	2013	2012

Gross revenues	$313,723	$302,742	$298,818
Less: Subcontractor fees	9,019	6,574	6,165
Revenues	304,704	296,168	292,653

Reimbursements:
Out-of-pocket reimbursements	5,862	6,619	6,426
Other outside direct expenses	9,633	9,506	19,665
	15,495	16,125	26,091
Revenues before reimbursements	$289,209	$280,043	$266,562

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

Allowances for Doubtful Accounts and Contract Losses

The Company maintains allowances for estimated losses resulting from the inability of customers to meet their financial obligations or for disputes that affect our ability to fully collect amounts due. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations or aware of a dispute with a specific customer a specific allowance is recorded to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers the Company recognizes allowances for doubtful accounts based upon historical write-offs, customer concentration, customer credit-worthiness, current economic conditions, aging of amounts due and changes in customer payment terms.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal 2014, 2013 or 2012.

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

The Company completed its annual assessment for all reporting units with goodwill for fiscal 2014 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly there was no indication of impairment of goodwill for any of the Company’s reporting units and the two-step goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in fiscal years 2014, 2013 or 2012.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided, primarily on fixed-price projects.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. U.S. income taxes are provided on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at January 2, 2015 and January 3, 2014.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2014	2013	2012

Shares used in basic per share computation	13,455	13,616	13,780

Effect of dilutive common stock options outstanding	68	82	150

Effect of unvested restricted stock units outstanding	310	327	363

Shares used in diluted per share computation	13,833	14,025	14,293

There were no equity awards excluded from the diluted per share calculation for the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012.

Recently Adopted Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”) when it becomes effective. The new standard is effective for the Company on the first day of fiscal 2017 (December 31, 2016) unless an extension of the effective date is granted by the FASB. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of January 2, 2015:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$84,012	$-	$-	$84,012

Cash equivalents:
Money market securities	45,478	-	-	45,478
Total cash equivalents	45,478	-	-	45,478
Total cash and cash equivalents	129,490	-	-	129,490

Short-term investments:
State and municipal bonds	24,890	27	(4)	24,913
Total short-term investments	24,890	27	(4)	24,913

Total cash, cash equivalents and short-term investments	$154,380	$27	$(4)	$154,403

Cash, cash equivalents and short-term investments consisted of the following as of January 3, 2014:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$85,849	$-	$-	$85,849

Cash equivalents:
Money market securities	37,099	-	-	37,099
Total cash equivalents	37,099	-	-	37,099
Total cash and cash equivalents	122,948	-	-	122,948

Short-term investments:
State and municipal bonds	33,155	25	(9)	33,171
Total short-term investments	33,155	25	(9)	33,171

Total cash, cash equivalents and short-term investments	$156,103	$25	$(9)	$156,119

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during the years ended January 2, 2015 and January 3, 2014. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at January 2, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$45,478	$45,478	$-	$-

Fixed income available for sale securities (2)	24,913	-	24,913	-

Fixed income trading securities held in deferred compensation plan (3)	9,672	9,672	-	-

Equity trading securities held in deferred compensation plan (3)	34,176	34,176	-	-

Total	$114,239	$89,326	$24,913	$-

Liabilities
Deferred compensation plan (4)	45,394	45,394	-	-

Total	$45,394	$45,394	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 3, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$37,099	$37,099	$-	$-

Fixed income available for sale securities (2)	33,171	-	33,171	-

Fixed income trading securities held in deferred compensation plan (3)	9,535	9,535	-	-

Equity trading securities held in deferred compensation plan (3)	28,444	28,444	-	-

Total	$108,249	$75,078	$33,171	$-

Liabilities
Deferred compensation plan (4)	37,926	37,926	-	-

Total	$37,926	$37,926	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of January 2, 2015 and January 3, 2014 represent primarily obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 11 for additional information about the Company’s deferred compensation plan.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on remaining effective maturities as of January 2, 2015:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$20,719	$20,741
Due between one and two years	4,171	4,172
Total	$24,890	$24,913

At January 2, 2015 and January 3, 2014, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at January 2, 2015, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at January 2, 2015 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the years ended January 2, 2015, January 3, 2014 and December 28, 2012.

Note 4: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2014	2013

Property:
Land	$4,450	$4,450
Buildings	35,570	34,928
Construction in progress	12	51
Equipment:
Machinery and equipment	35,131	32,046
Office furniture and equipment	7,714	7,542
Leasehold improvements	13,169	12,745
	96,046	91,762

Less accumulated depreciation and amortization	67,782	63,041

Property, equipment and leasehold improvements, net	$28,264	$28,721

Depreciation and amortization for the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012, was $5,404,000, $4,951,000 and $4,711,000, respectively.

Note 5: Goodwill

Below is a breakdown of goodwill, reported by segment as of January 2, 2015 and January 3, 2014:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total

Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2014	2013

Billed accounts receivable	$63,331	$52,674
Unbilled accounts receivable	26,423	27,077
Allowance for contract losses and doubtful accounts	(3,386)	(2,771)
Total accounts receivable, net	$86,368	$76,980

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2014	2013

Accounts payable	$2,230	$2,798
Accrued liabilities	6,705	5,644
Total accounts payable and other accrued liabilities	$8,935	$8,442

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2014	2013

Accrued bonuses payable	$37,010	$35,370
Accrued 401(k) contributions	6,887	6,976
Accrued vacation	8,277	8,004
Deferred compensation	7,648	4,478
Other accrued payroll and employee benefits	2,362	2,106
Total accrued payroll and employee benefits	$62,184	$56,934

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs.

Note 7: Income Taxes

Income before income taxes includes income from foreign operations of $4,157,000, $6,007,000 and $3,423,000 for fiscal 2014, 2013 and 2012, respectively.

Total income tax expense for the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012 consisted of the following:

	Fiscal Years
(In thousands)	2014	2013	2012

Current
Federal	$26,647	$22,468	$23,562
Foreign	896	1,411	852
State	5,798	4,824	4,304
	33,341	28,703	28,718
Deferred
Federal	(5,059)	(2,703)	(3,378)
State	(1,018)	(695)	(816)
	(6,077)	(3,398)	(4,194)
Total	$27,264	$25,305	$24,524

The Company’s effective tax rate differs from the statutory federal tax rate of 35% as shown in the following schedule:

	Fiscal Years
(In thousands)	2014	2013	2012

Tax at federal statutory rate	$23,788	$22,381	$21,612
State taxes, net of federal benefit	3,226	2,819	2,409
Tax exempt interest income	(44)	(36)	(104)
Non-deductible expenses	289	226	296
Non-deductible stock-based compensation	-	(79)	(40)
Other	5	(6)	351
Tax expense	$27,264	$25,305	$24,524

Effective tax rate	40.1%	39.6%	39.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 2, 2015 and January 3, 2014 are presented in the following schedule:

	Fiscal Years
(In thousands)	2014	2013

Deferred tax assets:
Accrued liabilities and allowances	$17,244	$15,539
Deferred compensation	26,873	22,373
Other	28	-
Total deferred tax assets	44,145	37,912

Deferred tax liabilities:
State taxes	(1,717)	(1,519)
Deductible goodwill	(2,978)	(2,925)
Property, equipment and leasehold improvements	(459)	(622)
Unrealized gain of deferred compensation plan assets	(3,377)	(3,215)
Other	-	(394)
Total deferred tax liabilities	(8,531)	(8,675)
Net deferred tax assets	$35,614	$29,237

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012, the net deduction in tax payable arising from employees’ stock award activity was $5,100,000, $4,267,000 and $3,948,000, respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2011. The Company is no longer subject to California franchise tax examinations for years prior to 2010. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 28, 2012	$908,000
Additions based on tax positions related to the current year	316,000
Additions for tax positions of prior years	-
Reductions due to lapse of statute of limitations	(77,000)
Reductions due to change in accounting method	-
Settlements	-

Balance at January 3, 2014	$1,147,000
Additions based on tax positions related to the current year	486,000
Additions for tax positions of prior years	-
Reductions due to lapse of statute of limitations	(87,000)
Reductions due to change in accounting method	-
Settlements	-

Balance at January 2, 2015	$1,546,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at January 2, 2015 was $3,920,000. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The unrecognized deferred tax liability for these earnings is estimated to be approximately $313,000.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. The Company committed to stockholders in a letter dated May 23, 2006 to limit its use to 2,000,000 preferred shares, unless the approval of the Company’s stockholders is obtained subsequently, such as through a further amendment to the Company’s authorized capital stock. None of the preferred shares were issued and outstanding at January 2, 2015 and January 3, 2014.

Dividends

The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2014
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.25	$3,262
Second Quarter	$0.25	3,270
Third Quarter	$0.25	3,262
Fourth Quarter	$0.25	3,216
		$13,010

	Fiscal Year 2013
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.15	$1,969
Second Quarter	$0.15	1,998
Third Quarter	$0.15	1,945
Fourth Quarter	$0.15	1,965
		$7,877

Prior to 2013 the Company had never paid cash dividends on its common stock. On February 4, 2015 the Company’s Board of Directors announced a cash dividend of $0.30 per share of the Company’s common stock, payable March 27, 2015, to stockholders of record as of March 6, 2015. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $6,050,000, $10,383,000 and $10,600,000 were recorded as a reduction to retained earnings during fiscal 2014, 2013 and 2012, respectively.

Repurchase of Common Stock

The Company repurchased 425,000 shares of its common stock for $30,921,000 during the fiscal year ended January 2, 2015. The Company repurchased 438,000 shares of its common stock for $25,011,000 during the fiscal year ended January 3, 2014. The Company repurchased 480,000 shares of its common stock for $23,395,000 during the fiscal year ended December 28, 2012. On May 29, 2014 the Board of Directors authorized an additional $35,000,000 for the repurchase of Exponent’s common stock. On February 15, 2013 the Board of Directors authorized an additional $35,000,000 for the repurchase of Exponent’s common stock. On February 9, 2012 the Board of Directors authorized $35,000,000 for the repurchase of Exponent’s common stock. These repurchase programs have no expiration dates. As of January 2, 2015, the Company had remaining authorization under its stock repurchase plan of $35,078,000 to repurchase shares of common stock.

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

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan is 2,414,075 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of January 2, 2015, 717,671 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 200,000 shares of common stock. As of January 2, 2015, 46,533 shares were available for grant. Weighted average purchase prices for shares sold under the ESPP plan in fiscal 2014, 2013 and 2012 were $71.35, $60.64 and $50.26, respectively.

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

All restricted stock units granted have dividend equivalent rights (“DER”), which entitle holders of restricted stock units to the same dividend value per share as holders of common stock. DER are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DER are accumulated and paid in additional restricted stock units when the underlying shares vest and are forfeited if the underlying shares are forfeited.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012, the Company recorded stock-based compensation expense associated with accrued bonus awards of $6,287,000, $6,061,000 and $6,089,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $6,103,000, $6,030,000 and $5,650,000 during the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012, respectively. The total fair value of restricted stock unit awards vested during the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012 was $16.5 million, $15.4 million and $11.3 million, respectively. The weighted-average grant date fair values of restricted stock unit awards granted during the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012 were $74.58, $54.17 and $48.04, respectively.

The number of unvested restricted stock unit awards outstanding as of January 2, 2015 is as follows(1):

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of awards	grant date	contractual	intrinsic value
	outstanding	fair value	term (years)	(in thousands)(2)

Balance as of January 3, 2014	478,347	$42.14
Awards granted	189,174	74.58
Awards vested	(221,599)	48.29
Awards forfeited	(2,532)	59.07

Balance as of January 2, 2015	443,390	$52.81	1.6	$35,954

Expected to vest as of
January 2, 2015	437,319	$52.75	1.5	$35,462

(1)	Does not include employee stock purchase plans or stock option plans.
(2)	The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of January 2, 2015 was $81.09.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. All stock options have dividend equivalent rights (“DER”), which entitle holders of stock options to the same dividend value per share as holders of common stock. DER are subject to the same vesting terms as the corresponding stock options. DER are accumulated and paid in cash when the underlying stock options vest and are forfeited if the underlying stock options do not vest. During the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012, the Company recorded stock-based compensation expense of $689,000, $1,077,000 and $639,000, respectively, associated with stock options.

Option activity is as follows(1):

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of awards	grant date	contractual	intrinsic value
	outstanding	fair value	term (years)	(in thousands)(2)

Balance as of January 3, 2014	217,000	$32.06
Options granted	22,500	70.80
Options forfeited and expired	-	-
Options exercised	(42,000)	22.86

Balance as of January 2, 2015	197,500	$38.43	5.85	$8,426
Vested and expected to vest as of January 2, 2015	195,507	$38.22	5.83	$8,382

Exercisable at January 2, 2015	134,375	$30.35	4.83	$6,819

(1) Does not include restricted stock or employee stock purchase plans.

The total intrinsic value of options exercised during the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012 was $1,975,000, $3,177,000 and $7,484,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended January 2, 2015, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 2, 2015. This amount changes based on the fair-value of the Company’s stock.

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

The assumptions used to value option grants for the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012 are as follows:

	Stock Option Plan
	2014	2013	2012

Expected life (in years)	6.1	6.4	6.4
Risk-free interest rate	1.8%	1.4%	1.4%
Volatility	32%	36%	39%
Dividend yield	0%	0%	0%

The weighted-average grant date fair value of options granted during the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012 were $24.47, $18.78 and $19.51, respectively.

The amount of stock-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of income for the fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012 is as follows:

(In thousands)	2014	2013	2012

Compensation and related expenses:
Restricted stock units	$11,889	$11,680	$11,345
Stock option grants	689	1,077	639
Sub-total	12,578	12,757	11,984

General and administrative expenses:
Restricted stock units	501	411	394
Sub-total	501	411	394
Total stock-based compensation expense	$13,079	$13,168	$12,378

Income tax benefit	$5,141	$5,195	$4,844

As of January 2, 2015, there was $5,863,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.5 years, related to unvested restricted stock unit awards and $352,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.2 years, related to unvested stock options. Total unrecognized compensation costs will be adjusted for future changes in estimated forfeitures.

Note 10: Retirement Plans

The Company provides a defined contribution retirement plan for its employees whereby the Company contributes to each eligible employee’s account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $6,954,000, $6,564,000, and $6,573,000 in fiscal 2014, 2013, and 2012, respectively.

Note 11: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of January 2, 2015 and January 3, 2014 the invested amounts under the plans totaled $43,848,000 and $37,979,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of January 2, 2015 and January 3, 2014, vested amounts due under the plans totaled $45,394,000 and $37,926,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the fiscal years 2014, 2013 and 2012, the Company recognized compensation expense of $2,525,000, $6,044,000, and $2,158,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income, net.

Note 12: Commitments and Contingencies

The following is a summary of the future minimum payments, required under non-cancelable operating leases, with terms in excess of one year, as of January 2, 2015:

(In thousands)
Lease
Fiscal year	commitments
2015	$7,612
2016	5,889
2017	3,802
2018	2,173
2019	1,069
Thereafter	2,107
$22,652

Total rent expense from property leases in fiscal 2014, 2013, and 2012 was $5,951,000, $5,929,000 and $5,481,000, respectively. Total expense from other operating leases in fiscal 2014, 2013, and 2012 was $1,965,000, $1,704,000 and $1,754,000, respectively. The Company had $320,000 in outstanding purchase commitments as of January 2, 2015. These commitments are expected to be fulfilled by the end of fiscal 2015.

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

Note 13: Miscellaneous Income, Net

Miscellaneous income, net, consisted of the following:

	Fiscal Years
(In thousands)	2014	2013	2012

Rental income	2,003	1,913	1,671
Gain (loss) on deferred compensation investments	2,525	6,044	2,158
(Loss) gain on foreign exchange	(293)	(89)	(61)
Other	31	4	33
Total	$4,266	$7,872	$3,801

Note 14: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During fiscal 2014, 2013 and 2012 the Company provided services representing approximately 7%, 9% and 10%, of revenues to clients and to organizations and insurers acting on behalf of clients in the transportation industry. During fiscal 2014, 2013 and 2012 the Company derived approximately 7%, 8% and 13%, respectively, of revenues from government agencies and contractors.

No single customer comprised more than 10% of the Company’s revenues for the years ended January 2, 2015, January 3, 2014 and December 28, 2012. No single customer comprised more than 10% of the Company’s accounts receivable at January 2, 2015 and January 3, 2014.

Note 15: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2014	2013	2012
Cash paid during the year:
Income taxes	$27,421	$24,701	$24,104

Non-cash investing and financing activities:
Unrealized gain (loss) on investments	$4	$(14)	$(28)
Vested stock unit awards granted to settle accrued bonus	$6,008	$5,807	$5,343
Stock repurchases payable to broker	$-	$-	$508

Note 16: Segment Reporting

The Company has two operating segments based on two primary areas of service. The Engineering and Other Scientific operating segment is a broad service group providing technical consulting in different practices primarily in engineering. The Environmental and Health operating segment provides services in the area of environmental, epidemiology and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment.

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2014, 2013 and 2012. Segment information for selected data from the balance sheets is presented for the fiscal years ended January 2, 2015 and January 3, 2014. The chief operating decision maker does not review total assets in his evaluation of segment performance and capital allocation.

Revenues
	Fiscal Years
(In thousands)	2014	2013	2012

Engineering and Other Scientific	$223,384	$215,972	$213,304
Environmental and Health	81,320	80,196	79,349

Total revenues	$304,704	$296,168	$292,653

Operating Income
	Fiscal Years
(In thousands)	2014	2013	2012

Engineering and Other Scientific	$72,207	$67,070	$62,852
Environmental and Health	25,145	25,072	25,752

Total segment operating income	97,352	92,142	88,604

Corporate operating expense	(33,803)	(36,196)	(30,984)

Total operating income	$63,549	$55,946	$57,620

Capital Expenditures

	Fiscal Years
(In thousands)	2014	2013	2012

Engineering and Other Scientific	$3,719	$5,180	$3,264
Environmental and Health	211	148	289

Total segment capital expenditures	3,930	5,328	3,553

Corporate capital expenditures	1,017	898	1,389

Total capital expenditures	$4,947	$6,226	$4,942

Depreciation and Amortization

	Fiscal Years
(In thousands)	2014	2013	2012

Engineering and Other Scientific	$3,637	$3,097	$2,831
Environmental and Health	197	299	286

Total segment depreciation and amortization	3,834	3,396	3,117

Corporate depreciation and amortization	1,570	1,555	1,594

Total depreciation and amortization	$5,404	$4,951	$4,711

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2014	2013

United States	$27,761	$28,076
Foreign Countries	503	645

Total	$28,264	$28,721

Revenues (1)

	Fiscal Years
(In thousands)	2014	2013	2012

United States	$273,635	$263,341	$260,760
Foreign Countries	31,069	32,827	31,893

Total	$304,704	$296,168	$292,653

(1)  Geographic revenues are allocated based on the location of the client.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2014	April 4,	July 4,	October 3,	January 2,
(In thousands, except per share data)	2014	2014	2014	2015

Revenues before reimbursements	$72,967	$72,331	$74,264	$69,647
Revenues	75,962	76,574	78,557	73,611
Operating income	14,094	16,084	19,238	14,133
Income before income taxes	15,365	18,398	18,375	15,827

Net income	$9,154	$11,264	$11,040	$9,243

Net income per share
Basic	$0.68	$0.83	$0.82	$0.70
Diluted	$0.66	$0.81	$0.80	$0.68
Shares used in per share computations
Basic	13,537	13,520	13,469	13,293
Diluted	13,940	13,873	13,824	13,659

Fiscal 2013	March 29,	June 28,	September 27,	January 3,
(In thousands, except per share data)	2013	2013	2013	2014

Revenues before reimbursements	$68,992	$71,919	$70,096	$69,036
Revenues	72,660	75,505	75,231	72,772
Operating income	10,851	17,593	15,160	12,342
Income before income taxes	13,505	18,271	17,515	14,654

Net income	$7,976	$10,848	$11,094	$8,722

Net income per share
Basic	$0.58	$0.80	$0.82	$0.64
Diluted	$0.56	$0.77	$0.79	$0.63
Shares used in per share computations
Basic	13,667	13,637	13,598	13,556
Diluted	14,125	14,007	13,993	13,949

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
				Accounts
	Balance at	Provision	Provision	Written-off	Balance
	Beginning of	Charged to	Charged to	Net of	at End of
(In thousands)	Year	Expense	Revenues	Recoveries	Year
Year Ended January 2, 2015
Allowance for bad debt	$942	$264	$-	$(190)	$1,016
Allowance for contract losses	$1,829	$-	$1,454	$(913)	$2,370

Year Ended January 3, 2014
Allowance for bad debt	$933	$515	$-	$(506)	$942
Allowance for contract losses	$1,733	$-	$1,189	$(1,093)	$1,829

Year Ended December 28, 2012
Allowance for bad debt	$819	$483	$-	$(369)	$933
Allowance for contract losses	$1,520	$-	$1,280	$(1,067)	$1,733

(1) Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $135,000, $50,000 and $110,000 for the years ended January 2, 2015, January 3, 2014 and December 28, 2012, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 27, 2015	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul R. Johnston	President, Chief Executive Officer and Director	February 27, 2015
Paul R. Johnston, Ph.D.

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer	February 27, 2015
Richard L. Schlenker, Jr.	and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Michael R. Gaulke	Chairman of the Board of Directors	February 27, 2015
Michael R. Gaulke

/s/ Karen A. Richardson	Director	February 27, 2015
Karen A. Richardson

/s/ Stephen C. Riggins	Director	February 27, 2015
Stephen C. Riggins

/s/ John B. Shoven	Director	February 27, 2015
John B. Shoven, Ph.D.

/s/ Debra L. Zumwalt	Director	February 27, 2015
Debra L. Zumwalt

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K:

3.1(i	)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.1(i	i)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.2(i	)	Amended and Restated Bylaws of the Company, as amended and restated May 29, 2014 (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

4.1		Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.6		Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.10		Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11		Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.15		Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

*10.17		Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*10.19		Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.20		Services Agreement between the Company and Exponent Engineering P.C. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2006).

*10.21		Employment Offer Letter between the Company and Dr. Elizabeth Anderson (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 9, 2006).

10.24		Amendment No. 1 to Exponent, Inc. 1998 Nonstatutory Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.25		Amendment No. 1 to Exponent, Inc. 1999 Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.26		Amendment No. 1 to Exponent, Inc. 1999 Restricted Stock Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.28		2008 Employee Stock Purchase Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.31	Form of Restricted Stock Unit Employee Bonus Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.32	Form of Restricted Stock Unit Employee Matching Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.33	Form of Restricted Stock Unit Director Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.34	Amended and Restated Restricted Stock Unit Bonus Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.35	Amended and Restated Restricted Stock Unit Matching Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.36	Amended and Restated Restricted Stock Unit Director Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.37	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A filed on April 19, 2012).

10.38	Exponent, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.39	First Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended July 1, 2011).

10.40	Second Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

*10.41	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

10.42	Third Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

*10.43	Amendment to Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

10.44	Fourth Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2014).

10.45	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

* Indicates management compensatory plan, contract or arrangement

