Form 10-Q
period 2015-04-03
EXPONENT INC
filed 2015-05-08
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

 ___________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2015, the latest practicable date, the registrant had 12,990,741 shares of common stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

April 3, 2015 and January 2, 2015

(in thousands, except par value)

(unaudited)

	April 3,	January 2,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$123,658	$129,490
Short-term investments	21,368	24,913
Accounts receivable, net of allowance for doubtful accounts
of $3,596 and $3,386 at April 3, 2015 and
January 2, 2015, respectively	88,076	86,368
Prepaid expenses and other assets	12,121	14,727
Deferred income taxes	11,602	11,002
Total current assets	256,825	266,500

Property, equipment and leasehold improvements, net	27,587	28,264
Goodwill	8,607	8,607
Deferred income taxes	25,917	24,612
Deferred compensation plan assets	37,148	36,195
Other assets	1,159	1,121
Total assets	$357,243	$365,299

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,933	$8,935
Accrued payroll and employee benefits	40,169	62,184
Deferred revenues	5,776	8,226
Total current liabilities	54,878	79,345

Other liabilities	1,985	1,862
Deferred compensation	44,648	37,745
Deferred rent	1,914	2,059
Total liabilities	103,425	121,011

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized;
16,427 shares issued at April 3, 2015 and January 2, 2015	16	16
Additional paid-in capital	174,161	160,225
Accumulated other comprehensive income
Investment securities, available-for-sale	7	14
Foreign currency translation adjustments	(1,419)	(918)
	(1,412)	(904)
Retained earnings	248,089	246,961
Treasury stock, at cost; 3,436 and 3,556 shares held at
April 3, 2015 and January 2, 2015, respectively	(167,036)	(162,010)
Total stockholders’ equity	253,818	244,288
Total liabilities and stockholders’ equity	$357,243	$365,299

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three Months Ended April 3, 2015 and April 4, 2014

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 3, 2015	April 4, 2014

Revenues:
Revenues before reimbursements	$76,141	$72,967
Reimbursements	4,152	2,995

Revenues	80,293	75,962

Operating expenses:
Compensation and related expenses	51,115	48,858
Other operating expenses	6,510	6,317
Reimbursable expenses	4,152	2,995
General and administrative expenses	3,488	3,698

Total operating expenses	65,265	61,868

Operating income	15,028	14,094

Other income, net:
Interest income, net	34	44
Miscellaneous income, net	2,009	1,227
Total other income, net	2,043	1,271

Income before income taxes	17,071	15,365

Income taxes	6,738	6,211

Net income	$10,333	$9,154

Net income per share:
Basic	$0.78	$0.68
Diluted	$0.75	$0.66

Shares used in per share computations:
Basic	13,311	13,537
Diluted	13,695	13,940

Cash dividends declared per common share	$0.30	$0.25

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended April 3, 2015 and April 4, 2014

(in thousands)

(unaudited)

	Three Months Ended
	April 3, 2015	April 4, 2014

Net income	$10,333	$9,154
Other comprehensive income (loss):
Foreign currency translation
adjustments, net of tax	(501)	52
Unrealized (losses) gains on available-for-sale investment securities
arising during the period, net of tax	(7)	14

Comprehensive income	$9,825	$9,220

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 3, 2015 and April 4, 2014

(in thousands)

(unaudited)

	Three Months Ended
	April 3, 2015	April 4, 2014
Cash flows from operating activities:
Net income	$10,333	$9,154
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization of property, equipment and
leasehold improvements	1,381	1,322
Amortization of premiums and accretion of discounts on
short-term investments	213	225
Deferred rent	(145)	(99)
Provision for doubtful accounts	390	249
Stock-based compensation	5,221	5,293
Deferred income tax provision	(1,938)	(3,324)
Excess tax benefit from equity incentive plans	(4,431)	(4,499)
Changes in operating assets and liabilities:
Accounts receivable	(2,098)	(8,215)
Prepaid expenses and other assets	2,689	(4,988)
Accounts payable and accrued liabilities	4,553	8,167
Accrued payroll and employee benefits	(12,017)	(9,838)
Deferred revenues	(2,450)	433
Net cash provided by (used in) operating activities	1,701	(6,120)

Cash flows from investing activities:
Capital expenditures	(627)	(915)
Maturity of short-term investments	3,320	1,140
Net cash provided by investing activities	2,693	225

Cash flows from financing activities:
Excess tax benefit from equity incentive plans	4,431	4,499
Payroll taxes for restricted stock units	(7,267)	(6,267)
Repurchase of common stock	(3,500)	(6,831)
Exercise of share-based payment awards	289	329
Dividends and dividend equivalents rights	(4,023)	(3,310)
Net cash used in financing activities	(10,070)	(11,580)

Effect of foreign currency exchange rates on cash and cash equivalents	(156)	148

Net decrease in cash and cash equivalents	(5,832)	(17,327)
Cash and cash equivalents at beginning of period	129,490	122,948
Cash and cash equivalents at end of period	$123,658	$105,621

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended April 3, 2015 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2015 which was filed with the U.S. Securities and Exchange Commission on March 2, 2015.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries, which are all wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2015
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.30	$3,858
		$3,858

	Fiscal Year 2014
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.25	$3,262
Second Quarter	$0.25	3,270
Third Quarter	$0.25	3,262
Fourth Quarter	$0.25	3,216
		$13,010

The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include accounting for revenue recognition and estimating the allowance for doubtful accounts and contract losses. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”) when it becomes effective. The new standard is effective for the Company on the first day of fiscal 2017 (December 31, 2016), or 2018 if the FASB’s proposal for a one year deferral is approved. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during the three months ended April 3, 2015 and April 4, 2014. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at April 3, 2015:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market
securities (1)	$48,940	$48,940	$-	$-

Fixed income available-
for-sale securities (2)	21,368	-	21,368	-

Fixed income trading
securities held in deferred
compensation plan (3)	12,376	12,376	-	-

Equity trading securities
held in deferred
compensation plan (3)	31,542	31,542	-	-

Total	$114,226	$92,858	$21,368	$-

Liabilities
Deferred compensation
plan (4)	51,419	51,419	-	-

Total	$51,419	$51,419	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 2, 2015:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market
securities (1)	$45,478	$45,478	$-	$-

Fixed income available-
for-sale securities (2)	24,913	-	24,913	-

Fixed income trading
securities held in deferred
compensation plan (3)	9,672	9,672	-	-

Equity trading securities
held in deferred
compensation plan (3)	34,176	34,176	-	-

Total	$114,239	$89,326	$24,913	$-

Liabilities
Deferred compensation
plan (4)	45,394	45,394	-	-

Total	$45,394	$45,394	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of April 3, 2015 and January 2, 2015 represent primarily obligations of state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of April 3, 2015:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$74,718	$-	$-	$74,718

Cash equivalents:
Money market securities	48,940	-	-	48,940
Total cash equivalents	48,940	-	-	48,940
Total cash and cash equivalents	123,658	-	-	123,658

Short-term investments:
State and municipal bonds	21,357	13	(2)	21,368
Total short-term investments	21,357	13	(2)	21,368

Total cash, cash equivalents
and short-term investments	$145,015	$13	$(2)	$145,026

Cash, cash equivalents and short-term investments consisted of the following as of January 2, 2015:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$84,012	$-	$-	$84,012

Cash equivalents:
Money market securities	45,478	-	-	45,478
Total cash equivalents	45,478	-	-	45,478
Total cash and cash equivalents	129,490	-	-	129,490

Short-term investments:
State and municipal bonds	24,890	27	(4)	24,913
Total short-term investments	24,890	27	(4)	24,913

Total cash, cash equivalents
and short-term investments	$154,380	$27	$(4)	$154,403

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of April 3, 2015:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$18,739	$18,750
Due between one and two years	2,618	2,618
Total	$21,357	$21,368

At April 3, 2015 and January 2, 2015, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at April 3, 2015 and January 2, 2015, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at April 3, 2015 and January 2, 2015 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three months ended April 3, 2015 and April 4, 2014.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	April 3, 2015	April 4, 2014

Shares used in basic per share computation	13,311	13,537
Effect of dilutive common stock options outstanding	71	79
Effect of dilutive restricted stock units outstanding	313	324

Shares used in diluted per share computation	13,695	13,940

Common stock options to purchase 10,989 shares were excluded from the diluted per share calculation for the three months ended April 3, 2015 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $88.39 for the three months ended April 3, 2015. There were no options excluded from the diluted per share calculations for the three months ended April 4, 2014.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,693,000 and $1,586,000 during the three months ended April 3, 2015 and April 4, 2014, respectively. The value of the unvested restricted stock unit awards granted, adjusted for estimated forfeitures, is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,131,000 and $3,227,000 during the three months ended April 3, 2015 and April 4, 2014, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. For options granted on or after January 1, 2012, all unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense associated with stock option grants of $397,000 and $480,000 during the three months ended April 3, 2015 and April 4, 2014, respectively.

The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted. The determination of the fair value of stock option awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.

The Company used historical exercise and post-vesting forfeiture and expiration data to estimate the expected term of options granted. The historical volatility of the Company’s common stock over a period of time equal to the expected term of the options granted was used to estimate expected volatility. The risk-free interest rate used in the option-pricing model was based on United States Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting option forfeitures and stock-based compensation expense was recorded only for those awards that are expected to vest. All stock-based payment awards are recognized on a straight-line basis over the requisite service periods of the awards.

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

The Company repurchased 40,483 shares of its common stock for $3,500,000 during the three months ended April 3, 2015.  The Company repurchased 102,719 shares of its common stock for $7,631,000 during the three months ended April 4, 2014.  As of April 3, 2015, the Company had remaining authorization under its stock repurchase plans of $31,578,000 to repurchase shares of common stock.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $4,943,000 and $6,050,000 were recorded as a reduction to retained earnings during the three months ended April 3, 2015 and April 4, 2014, respectively.

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of April 3, 2015 and January 2, 2015, the invested amounts under the plans totaled $43,918,000 and $43,848,000, respectively. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to other income and expense.

As of April 3, 2015 and January 2, 2015, vested amounts due under the plans totaled $51,419,000 and $45,394,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended April 3, 2015 and April 4, 2014, the Company recognized compensation expense of $1,381,000 and $731,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in other income (expense), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	April 3, 2015	April 4, 2014

Cash paid during period:

Income taxes	$390	$428

Non-cash investing and financing activities:

Unrealized (loss) gain on short-term investments	$(7)	$14

Vested stock unit awards issued to settle accrued bonuses	$6,169	$6,008

Stock repurchases payable to broker	$-	$800

Note 8: Accounts Receivable, Net

At April 3, 2015 and January 2, 2015, accounts receivable, net, was comprised of the following:

	April 3,	January 2,
(In thousands)	2015	2015

Billed accounts receivable	$58,799	$63,331
Unbilled accounts receivable	32,873	26,423
Allowance for doubtful accounts	(3,596)	(3,386)
Total accounts receivable, net	$88,076	$86,368

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

Segment information for the three months ended April 3, 2015 and April 4, 2014 follows:

Revenues
	Three Months Ended
(In thousands)	April 3, 2015	April 4, 2014

Engineering and Other Scientific	$59,801	$55,827
Environmental and Health	20,492	20,135

Total revenues	$80,293	$75,962

Operating Income
	Three Months Ended
(In thousands)	April 3, 2015	April 4, 2014

Engineering and Other Scientific	$19,245	$18,818
Environmental and Health	6,464	5,973

Total segment operating income	25,709	24,791

Corporate operating expense	(10,681)	(10,697)

Total operating income	$15,028	$14,094

Capital Expenditures
	Three Months Ended
(In thousands)	April 3, 2015	April 4, 2014

Engineering and Other Scientific	$392	$530
Environmental and Health	24	55

Total segment capital expenditures	416	585

Corporate capital expenditures	211	330

Total capital expenditures	$627	$915

Depreciation and Amortization
	Three Months Ended
(In thousands)	April 3, 2015	April 4, 2014

Engineering and Other Scientific	$1,104	$873
Environmental and Health	43	47

Total segment depreciation and amortization	1,147	920

Corporate depreciation and amortization	234	402

Total depreciation and amortization	$1,381	$1,322

No single customer comprised more than 10% of the Company’s revenues during the three months ended April 3, 2015 and April 4, 2014. No single customer comprised more than 10% of the Company’s accounts receivable at April 3, 2015 and January 2, 2015.

Note 10: Goodwill

Below is a breakdown of goodwill reported by segment as of April 3, 2015:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total

Goodwill	$8,099	$508	$8,607

There were no acquisitions, dispositions, impairments or other changes in the carrying amount of goodwill, nor any changes in the composition of the Company’s reporting units, during the three months ended April 3, 2015.

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

Note 12: Subsequent Event

On April 22, 2015, the Company announced that its Board of Directors approved a two-for-one stock split of its common stock and a change in the number of authorized shares of common and preferred stock to 80 million and 2 million, respectively, each subject to stockholder approval of both the split and the change in authorized shares at the 2015 annual meeting of stockholders on May 28, 2015. If the Company’s stockholders approve the stock split and the change in authorized shares, each stockholder of record at the close of business on May 28, 2015 will receive one additional share of common stock for every outstanding share of common stock held on the record date.

On April 22, 2015, the Company announced that its Board of Directors declared a cash dividend to be paid on June 26, 2015 to all common stockholders of record as of June 12, 2015. If the proposed stock split and the change in authorized shares are approved by stockholders the cash dividend will be $0.15 per share after giving effect to the split. If the proposed stock split, the change in authorized shares, or both are not approved by stockholders (such that the split does not occur), the cash dividend will be $0.30 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 2, 2015, which are contained in our fiscal 2014 Annual Report on Form 10-K which was filed with the U.S. Securities and Exchange Commission on March 2, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our fiscal 2014 Annual Report on Form 10-K under the heading “Risk Factors” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our unaudited condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for doubtful accounts and contract losses have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition and estimating the allowance for doubtful accounts and contract losses are described in our fiscal 2014 Annual Report on Form 10-K under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2015 increased 6% and revenues before reimbursements increased 4% as compared to the same period last year. The increase in revenues and revenues before reimbursements was due to an increase in billable hours. We experienced strong demand for our consulting services from a diverse set of clients for both reactive and proactive projects.

For the quarter we had notable performances from our materials & corrosion engineering, mechanical engineering, polymer science & materials chemistry, human factors, and buildings & structures practices, as well as from our environmental group.

Net income increased to $10,333,000 during the first quarter of 2015 as compared to $9,154,000 during the same period last year. Diluted earnings per share increased to $0.75 per share as compared to $0.66 in the same period last year due to the increase in net income and our ongoing share repurchase program.

We remain focused on selectively adding top talent and developing the skills necessary to expand our market position, providing clients with in-depth scientific research and analysis to determine what happened and how to prevent failures or exposures in the future, capitalizing on emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases and dividends to enhance shareholder value. We continue to expect one of our major investigations to step down from its elevated level of activity as it moves through the project life cycle. We also continue to expect a step down in the level of activity in our technology development practice due to the constraints on defense spending and the withdrawal of United States and United Kingdom combat troops from Afghanistan.

Overview of the Three Months Ended April 3, 2015

During the first quarter of 2015, billable hours increased 7% to 292,000 as compared to 274,000 during the same period last year due to continued demand for our proactive and reactive consulting services. Our utilization increased to 75% during the first quarter of 2015 as compared to 72% during the first quarter of 2014. The increase in utilization was due to demand for our consulting services from a diverse set of clients for both reactive and proactive projects and our management of headcount to better align resources with anticipated demand. Technical full-time equivalent employees increased 2% to 745 during the first quarter of 2015 as compared to 732 during the same period last year due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended April 3, 2015 compared to Three Months Ended April 4, 2014

Revenues
	Three Months Ended
(in thousands, except percentages)	April 3, 2015	April 4, 2014	Percent Change

Engineering and Other Scientific	$59,801	$55,827	7.1%
Percentage of total revenues	74.5%	73.5%
Environmental and Health	20,492	20,135	1.8%
Percentage of total revenues	25.5%	26.5%

Total revenues	$80,293	$75,962	5.7%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours. During the first quarter of 2015, billable hours for this segment increased by 7% to 211,000 as compared to 197,000 during the same period last year. Utilization increased to 77% during the first quarter of 2015 as compared to 75% during the same period last year. The increase in billable hours and utilization was due to demand for our services in our materials & corrosion engineering, polymer science & materials chemistry, human factors, and buildings & structures practices. Technical full-time equivalent employees increased 4% to 529 during the first quarter of 2015 as compared to 508 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours partially offset by the impact of unfavorable foreign exchange rates. During the first quarter of 2015, billable hours for this segment increased by 5% to 81,000 as compared to 77,000 during the same period last year. Utilization increased to 72% for the first quarter of 2015 as compared to 66% for the same period last year. The increase in billable hours and utilization was due to strong demand for our services in our environmental & earth sciences, ecological & biological sciences, and chemical regulation & food safety practices. Technical full-time equivalent employees decreased by 4% to 216 during the first quarter of 2015 as compared to 224 during the same period last year .

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	April 3, 2015	April 4, 2014	Percent Change

Compensation and related expenses	$51,115	$48,858	4.6%
Percentage of total revenues	63.7%	64.3%

The increase in compensation and related expenses during the first quarter of 2015 was due to an increase in bonus expense, an increase in payroll and benefits expense, and the change in the value of assets associated with our deferred compensation plan. Bonus expense increased $952,000 due to an increase in income before income taxes, before bonus expense, and before stock-based compensation expense. Payroll expense increased $503,000 and fringe benefits increased $296,000 due to the increase in technical full-time equivalent employees. During the first quarter of 2015, deferred compensation expense increased $650,000 with a corresponding increase to other income (expense), net, as compared to the first quarter of 2014 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,381,000 during the first quarter of 2015 as compared to an increase in the value of the plan assets of $731,000 during same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	April 3, 2015	April 4, 2014	Percent Change

Other operating expenses	$6,510	$6,317	3.1%
Percentage of total revenues	8.1%	8.3%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first quarter of 2015 was due to investments in our corporate infrastructure and costs associated with the increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	April 3, 2015	April 4, 2014	Percent Change

Reimbursable expenses	$4,152	$2,995	38.6%
Percentage of total revenues	5.2%	3.9%

The increase in reimbursable expenses was primarily due to an increase in project-related costs in our technology development and materials & corrosion engineering practices within our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	April 3, 2015	April 4, 2014	Percent Change

General and administrative expenses	$3,488	$3,698	(5.7)%
Percentage of total revenues	4.3%	4.9%

The decrease in general and administrative expenses during the first quarter of 2015 was due to a decrease in legal expenses of $417,000 partially offset by an increase in bad debt expense of $118,000 and an increase in outside consulting services of $73,000. The decrease in legal expenses was due to a decrease in costs associated with legal claims during the first quarter of 2015 as compared to the first quarter of 2014. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development initiatives and pursue staff development initiatives.

Other Income (Expense), Net
	Three Months Ended
(in thousands, except percentages)	April 3, 2015	April 4, 2014	Percent Change

Other income (expense), net	$2,043	$1,271	60.7%
Percentage of total revenues	2.5%	1.7%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the first quarter of 2015, other income (expense), net, increased $650,000 with a corresponding increase to deferred compensation expense, as compared to the first quarter in 2014 due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,381,000 during the first quarter of 2015 as compared to an increase in the value of the plan assets of $731,000 during the first quarter of 2014.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	April 3, 2015	April 4, 2014	Percent Change

Income taxes	$6,738	$6,211	8.5%
Percentage of total revenues	8.4%	8.2%
Effective tax rate	39.5%	40.4%

The increase in income taxes was due to a corresponding increase in pre-tax income. The decrease in our effective tax rate was due to an increase in undistributed foreign earnings from tax jurisdictions with lower income tax rates than the United States. These undistributed foreign earnings in the U.K., Germany and China are indefinitely invested outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in thousands)	April 3, 2015	April 4, 2014

Net cash provided by (used in) operating activities	$1,701	$(6,120)
Net cash provided by investing activities	2,693	225
Net cash used in financing activities	(10,070)	(11,580)

We financed our business during the first quarter of 2015 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of April 3, 2015, our cash, cash equivalents and short-term investments were $145.0 million compared to $154.4 million at January 2, 2015. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

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

The increase in net cash provided by investing activities during the first three months of 2015 as compared to the same period last year was due to an increase in maturities of short term investments.

The decrease in net cash used in financing activities during the first three months of 2015 as compared to the same period last year was due to a decrease in repurchases of common stock.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 2, 2015. There have been no material changes in our contractual obligations since January 2, 2015.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $44,648,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at April 3, 2015. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of April 3, 2015 invested amounts under the plan of $37,148,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three months ended April 3, 2015 and April 4, 2014:

	Three Months Ended
(in thousands, except percentages)	April 3, 2015	April 4, 2014

Revenues before reimbursements	$76,141	$72,967

EBITDA	$18,418	$16,643

EBITDA as a % of revenues before reimbursements	24.2%	22.8%

The increase in EBITDA as a percentage of revenues before reimbursements during the first quarter of 2015 as compared to the same period last year was primarily due to revenue growth partially offset by moderate growth in compensation and related expenses and other operating expenses.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended April 3, 2015 and April 4, 2014:

	Three Months Ended
(in thousands)	April 3, 2015	April 4, 2014

Net income	$10,333	$9,154

Add back (subtract):

Income taxes	6,738	6,211
Interest income, net	(34)	(44)
Depreciation and amortization	1,381	1,322

EBITDA	18,418	16,643

Stock-based compensation	5,221	5,293

EBITDAS	$23,639	$21,936

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

At April 3, 2015, we had net assets of approximately $2.6 million with a functional currency of the British Pound, net assets of approximately $2.3 million with a functional currency of the Euro, and net assets of approximately $1.6 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At April 3, 2015, we had net assets denominated in the non-functional currency of approximately $0.6 million. As such, a ten percent change in the value of the local currency would result in $0.06 million foreign currency gain or loss in our results of operations.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended April 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 2, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended April 3, 2015 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

January 3 to January 30	-	$-	-	$35,078
January 31 to February 27	-	-	-	$35,078
February 28 to April 3	40	86.45	40	$31,578
Total	40	$86.45	40	$31,578

(1)	On February 9, 2012, the Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On February 15, 2013, the Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. On May 29, 2014, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

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

Date: May 8, 2015
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

- 25 -