Form 10-Q
period 2015-07-03
EXPONENT INC
filed 2015-08-07
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                 Yes ☐         No ☒

As of July 31, 2015, the latest practicable date, the registrant had 25,922,828 shares of common stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

July 3, 2015 and January 2, 2015

(in thousands, except par value)

(unaudited)

	July 3,	January 2,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$131,927	$129,490
Short-term investments	17,935	24,913
Accounts receivable, net of allowance for doubtful accounts and contract losses of $3,485 and $3,386 at July 3, 2015 and January 2, 2015, respectively	93,543	86,368
Prepaid expenses and other assets	14,112	14,727
Deferred income taxes	11,604	11,002
Total current assets	269,121	266,500

Property, equipment and leasehold improvements, net	27,499	28,264
Goodwill	8,607	8,607
Deferred income taxes	25,055	24,612
Deferred compensation plan assets	36,453	36,195
Other assets	1,339	1,121
Total assets	$368,074	$365,299

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,748	$8,935
Accrued payroll and employee benefits	48,886	62,184
Deferred revenues	5,887	8,226
Total current liabilities	64,521	79,345

Other liabilities	1,828	1,862
Deferred compensation	40,080	37,745
Deferred rent	2,052	2,059
Total liabilities	108,481	121,011

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; 32,853 shares issued at July 3, 2015 and January 2, 2015	33	33
Additional paid-in capital	175,377	160,208
Accumulated other comprehensive income
Investment securities, available-for-sale	(3)	14
Foreign currency translation adjustments	(1,254)	(918)
	(1,257)	(904)
Retained earnings	255,689	246,961
Treasury stock, at cost; 6,931 and 7,111 shares held at July 3, 2015 and January 2, 2015, respectively	(170,249)	(162,010)
Total stockholders’ equity	259,593	244,288
Total liabilities and stockholders’ equity	$368,074	$365,299

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended July 3, 2015 and July 4, 2014

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014

Revenues:
Revenues before reimbursements	$75,272	$72,331	$151,413	$145,298
Reimbursements	4,592	4,243	8,744	7,238

Revenues	79,864	76,574	160,157	152,536

Operating expenses:
Compensation and related expenses	45,777	46,049	96,892	94,907
Other operating expenses	6,703	6,450	13,213	12,767
Reimbursable expenses	4,592	4,243	8,744	7,238
General and administrative expenses	4,087	3,748	7,575	7,446

Total operating expenses	61,159	60,490	126,424	122,358

Operating income	18,705	16,084	33,733	30,178

Other income, net:
Interest income, net	34	40	68	84
Miscellaneous income, net	553	2,274	2,562	3,501
Total other income, net	587	2,314	2,630	3,585

Income before income taxes	19,292	18,398	36,363	33,763

Income taxes	7,595	7,134	14,333	13,345

Net income	$11,697	$11,264	$22,030	$20,418

Net income per share:
Basic	$0.44	$0.42	$0.83	$0.75
Diluted	$0.43	$0.41	$0.80	$0.73

Shares used in per share computations:
Basic	26,714	27,040	26,668	27,056
Diluted	27,368	27,746	27,386	27,838

Cash dividends declared per common share	$0.150	$0.125	$0.300	$0.250

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended July 3, 2015 and July 4, 2014

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014

Net income	$11,697	$11,264	$22,030	$20,418
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	165	317	(336)	369
Unrealized (losses) gains on available-for- sale investment securities arising during the period, net of tax	(10)	8	(17)	22

Comprehensive income	$11,852	$11,589	$21,677	$20,809

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 3, 2015 and July 4, 2014

(in thousands)

(unaudited)

	Six Months Ended
	July 3, 2015	July 4, 2014
Cash flows from operating activities:

Net income	$22,030	$20,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,705	2,633
Amortization of premiums and accretion of discounts on short-term investments	395	443
Deferred rent	(7)	(132)
Provision for doubtful accounts and contract losses	509	828
Stock-based compensation	7,902	7,875
Deferred income tax provision	(1,071)	(3,896)
Excess tax benefit from equity incentive plans	(4,486)	(5,090)
Changes in operating assets and liabilities:
Accounts receivable	(7,684)	(9,643)
Prepaid expenses and other assets	1,195	(3,348)
Accounts payable and accrued liabilities	5,117	6,504
Accrued payroll and employee benefits	(9,446)	(6,027)
Deferred revenues	(2,339)	165
Net cash provided by operating activities	14,820	10,730

Cash flows from investing activities:
Capital expenditures	(1,714)	(1,976)
Purchase of short-term investments	(4,000)	(1,067)
Maturity of short-term investments	10,555	2,186
Net cash provided by (used in) investing activities	4,841	(857)

Cash flows from financing activities:
Excess tax benefit from equity incentive plans	4,486	5,090
Payroll taxes for restricted stock units	(7,284)	(6,267)
Repurchase of common stock	(7,004)	(14,383)
Exercise of share-based payment awards	631	1,540
Dividends and dividend equivalents rights	(8,007)	(6,580)
Net cash used in financing activities	(17,178)	(20,600)

Effect of foreign currency exchange rates on cash and cash equivalents	(46)	674

Net increase (decrease) in cash and cash equivalents	2,437	(10,053)
Cash and cash equivalents at beginning of period	129,490	122,948
Cash and cash equivalents at end of period	$131,927	$112,895

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended July 3, 2015 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2015 which was filed with the U.S. Securities and Exchange Commission on March 2, 2015.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries, which are all wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Stock Split. On May 28, 2015, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to (i) amend the number of authorized shares of common stock to 80,000,000, (ii) amend the number of authorized shares of preferred stock to 2,000,000, and (iii) effect a two-for-one stock split. As a result of the stock split, each shareholder of record at the close of business on May 28, 2015, received one additional share of common stock. Restricted stock unit awards and stock option awards have also been adjusted to reflect the two-for-one stock split. For periods prior to the stock split, all share and per share data in the Company’s condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split.

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2015
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.150	$3,858
Second Quarter	$0.150	$3,887
		$7,745

	Fiscal Year 2014
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.125	$3,262
Second Quarter	$0.125	3,270
Third Quarter	$0.125	3,262
Fourth Quarter	$0.125	3,216
		$13,010

On July 20, 2015 the Company’s Board of Directors announced a cash dividend of $0.15 per share of the Company’s common stock, payable September 25, 2015, to stockholders of record as of September 4, 2015. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Recently Adopted Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”) when it becomes effective. The new standard is effective for the Company on the first day of fiscal 2018 (December 30, 2017). The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during the six months ended July 3, 2015 and July 4, 2014. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at July 3, 2015:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$8,509	$8,509	$-	$-

Fixed income available-for-sale securities (2)	17,935	-	17,935	-

Fixed income trading securities held in deferred compensation plan (3)	9,393	9,393	-	-

Equity trading securities held in deferred compensation plan (3)	33,864	33,864	-	-

Total	$69,701	$51,766	$17,935	$-

Liabilities
Deferred compensation plan (4)	46,884	46,884	-	-

Total	$46,884	$46,884	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 2, 2015:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$45,478	$45,478	$-	$-

Fixed income available-for-sale securities (2)	24,913	-	24,913	-

Fixed income trading securities held in deferred compensation plan (3)	9,672	9,672	-	-

Equity trading securities held in deferred compensation plan (3)	34,176	34,176	-	-

Total	$114,239	$89,326	$24,913	$-

Liabilities
Deferred compensation plan (4)	45,394	45,394	-	-

Total	$45,394	$45,394	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of July 3, 2015 and January 2, 2015 represent obligations of state and local government agencies and United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of July 3, 2015:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$123,418	$-	$-	$123,418

Cash equivalents:
Money market securities	8,509	-	-	8,509
Total cash equivalents	8,509	-	-	8,509
Total cash and cash equivalents	131,927	-	-	131,927

Short-term investments:
U.S. agency securities	4,000	-	(2)	3,998
State and municipal bonds	13,940	3	(6)	13,937
Total short-term investments	17,940	3	(8)	17,935

Total cash, cash equivalents and short-term investments	$149,867	$3	$(8)	$149,862

Cash, cash equivalents and short-term investments consisted of the following as of January 2, 2015:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$84,012	$-	$-	$84,012

Cash equivalents:
Money market securities	45,478	-	-	45,478
Total cash equivalents	45,478	-	-	45,478
Total cash and cash equivalents	129,490	-	-	129,490

Short-term investments:
State and municipal bonds	24,890	27	(4)	24,913
Total short-term investments	24,890	27	(4)	24,913

Total cash, cash equivalents and short-term investments	$154,380	$27	$(4)	$154,403

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of July 3, 2015:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$13,414	$13,411
Due between one and two years	4,526	4,524
Total	$17,940	$17,935

At July 3, 2015 and January 2, 2015, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at July 3, 2015 and January 2, 2015, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at July 3, 2015 and January 2, 2015 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and six months ended July 3, 2015 and July 4, 2014.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014

Shares used in basic per share computation	26,714	27,040	26,668	27,056
Effect of dilutive common stock options outstanding	144	130	143	146
Effect of dilutive restricted stock units outstanding	510	576	575	636

Shares used in diluted per share computation	27,368	27,746	27,386	27,838

Common stock options to purchase 40,000 shares were excluded from the diluted per share calculation for the three months ended July 3, 2015 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $44.20 for the three months ended July 3, 2015. Common stock options to purchase 30,989 shares were excluded from the diluted per share calculation for the six months ended July 3, 2015 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $44.20 for the six months ended July 3, 2015. There were no options excluded from the diluted per share calculations for the three and six months ended July 4, 2014.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,650,000 and $1,582,000 during the three months ended July 3, 2015 and July 4, 2014, respectively. For the six months ended July 3, 2015 and July 4, 2014, the Company recorded stock-based compensation expense associated with accrued bonus awards of $3,343,000 and $3,168,000, respectively. The value of the unvested restricted stock unit awards granted, adjusted for estimated forfeitures, is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $980,000 and $936,000 during the three months ended July 3, 2015 and July 4, 2014, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $4,111,000 and $4,163,000 during the six months ended July 3, 2015 and July 4, 2014, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense associated with stock option grants of $51,000 and $64,000 during the three months ended July 3, 2015 and July 4, 2014, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $448,000 and $544,000 during the six months ended July 3, 2015 and July 4, 2014, respectively.

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

The Company repurchased 162,833 shares of its common stock for $7,004,000 during the six months ended July 3, 2015.  The Company repurchased 197,988 shares of its common stock for $14,383,000 during the six months ended July 4, 2014.  As of July 3, 2015, the Company had remaining authorization under its stock repurchase plans of $28,074,000 to repurchase shares of common stock.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $4,943,000 and $6,050,000 were recorded as a reduction to retained earnings during the six months ended July 3, 2015 and July 4, 2014, respectively.

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of July 3, 2015 and January 2, 2015, the invested amounts under the plans totaled $43,257,000 and $43,848,000, respectively. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to other income and expense.

As of July 3, 2015 and January 2, 2015, vested amounts due under the plans totaled $46,884,000 and $45,394,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended July 3, 2015 and July 4, 2014, the Company recognized compensation expense of ($72,000) and $1,952,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in other income (expense), net. During the six months ended July 3, 2015 and July 4, 2014, the Company recognized compensation expense of $1,309,000 and $2,682,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in other income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	July 3, 2015	July 4, 2014

Cash paid during period:

Income taxes	$10,235	$9,346

Non-cash investing and financing activities:

Unrealized (loss) gain on short-term investments	$(17)	$22

Vested stock unit awards issued to settle accrued bonuses	$6,169	$6,008

Accrual for capital expenditures	$226	$767

Note 8: Accounts Receivable, Net

At July 3, 2015 and January 2, 2015, accounts receivable, net, was comprised of the following:

	July 3,	January 2,
(In thousands)	2015	2015

Billed accounts receivable	$63,641	$63,331
Unbilled accounts receivable	33,387	26,423
Allowance for doubtful accounts and contract losses	(3,485)	(3,386)
Total accounts receivable, net	$93,543	$86,368

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

Segment information for the three and six months ended July 3, 2015 and July 4, 2014 follows:

Revenues
	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014

Engineering and Other Scientific	$59,359	$55,293	$119,160	$111,120
Environmental and Health	20,505	21,281	40,997	41,416

Total revenues	$79,864	$76,574	$160,157	$152,536

Operating Income
	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014

Engineering and Other Scientific	$19,108	$17,700	$38,353	$36,518
Environmental and Health	6,631	7,191	13,095	13,164

Total segment operating income	25,739	24,891	51,448	49,682

Corporate operating expense	(7,034)	(8,807)	(17,715)	(19,504)

Total operating income	$18,705	$16,084	$33,733	$30,178

Capital Expenditures
	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014

Engineering and Other Scientific	$819	$794	$1,211	$1,324
Environmental and Health	47	60	71	115

Total segment capital expenditures	866	854	1,282	1,439

Corporate capital expenditures	221	207	432	537

Total capital expenditures	$1,087	$1,061	$1,714	$1,976

Depreciation and Amortization
	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014

Engineering and Other Scientific	$822	$868	$1,926	$1,741
Environmental and Health	44	49	87	96

Total segment depreciation and amortization	866	917	2,013	1,837

Corporate depreciation and amortization	458	394	692	796

Total depreciation and amortization	$1,324	$1,311	$2,705	$2,633

No single customer comprised more than 10% of the Company’s revenues during the three or six months ended July 3, 2015 and July 4, 2014. No single customer comprised more than 10% of the Company’s accounts receivable at July 3, 2015 and January 2, 2015.

Note 10: Goodwill

Below is a breakdown of goodwill reported by segment as of July 3, 2015:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total

Goodwill	$8,099	$508	$8,607

There were no acquisitions, dispositions, impairments or other changes in the carrying amount of goodwill, nor any changes in the composition of the Company’s reporting units, during the three and six months ended July 3, 2015.

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

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2015 increased 4% and revenues before reimbursements increased 4% as compared to the same period last year. The increases in revenues and revenues before reimbursements were due to an increase in billable hours. We experienced strong demand for our consulting services from a diverse set of clients for both reactive and proactive projects. We continue to be retained to investigate significant accidents and failures and continue to see strong demand for our proactive services in consumer electronics and medical devices.

For the quarter we had notable performances from our materials & corrosion engineering, biomedical engineering, polymer science & materials chemistry, buildings & structures, thermal sciences, biomechanics, and construction consulting practices, as well as from our environmental group.

Net income increased to $11,697,000 during the second quarter of 2015 as compared to $11,264,000 during the same period last year. Diluted earnings per share increased to $0.43 per share as compared to $0.41 in the same period last year due to the increase in net income and our ongoing share repurchase program.

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

One of our major investigations ended in July of 2015 and as a result we expect our efforts going forward related to this investigation to be de minimis. We also continue to expect a year-over-year step down in the level of activity in our technology development practice due to the constraints on defense spending and the withdrawal of United States and United Kingdom combat troops from Afghanistan.

Overview of the Three Months Ended July 3, 2015

During the second quarter of 2015, billable hours increased 4% to 287,000 as compared to 276,000 during the same period last year due to continued demand for our proactive and reactive consulting services. Our utilization increased to 74% during the second quarter of 2015 as compared to 72% during the second quarter of 2014. The increase in utilization was due to demand for our consulting services from a diverse set of clients for both reactive and proactive projects and our management of headcount to better align resources with anticipated demand. Technical full-time equivalent employees increased 2% to 750 during the second quarter of 2015 as compared to 733 during the same period last year due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended July 3, 2015 compared to Three Months Ended July 4, 2014

Revenues
	Three Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

Engineering and Other Scientific	$59,359	$55,293	7.4%
Percentage of total revenues	74.3%	72.2%
Environmental and Health	20,505	21,281	(3.6)%
Percentage of total revenues	25.7%	27.8%

Total revenues	$79,864	$76,574	4.3%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours. During the second quarter of 2015, billable hours for this segment increased by 7% to 208,000 as compared to 194,000 during the same period last year. Utilization increased to 75% during the second quarter of 2015 as compared to 73% during the same period last year. The increase in billable hours and utilization was due to demand for our services in our polymer science & materials chemistry, biomedical engineering, engineering management consulting, and buildings & structures practices. Technical full-time equivalent employees increased 4% to 531 during the second quarter of 2015 as compared to 511 for the same period last year due to our continuing recruiting and retention efforts.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours and the impact of unfavorable foreign exchange rates. During the second quarter of 2015, billable hours for this segment decreased to 79,000 as compared to 82,000 during the same period last year. Utilization decreased to 70% for the second quarter of 2015 as compared to 71% for the same period last year. The decrease in billable hours and utilization was due to weaker demand for our services in our health centers. Technical full-time equivalent employees decreased to 219 during the first quarter of 2015 as compared to 222 during the same period last year.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

Compensation and related expenses	$45,777	$46,049	(0.6)%
Percentage of total revenues	57.3%	60.1%

The decrease in compensation and related expenses during the second quarter of 2015 was due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in payroll expense, benefits expense, and bonus expense. During the second quarter of 2015, deferred compensation expense decreased $2,024,000 with a corresponding decrease to other income (expense), net, as compared to the second quarter of 2014 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $72,000 during the second quarter of 2015 as compared to an increase in the value of the plan assets of $1,952,000 during same period last year. Payroll expense increased $749,000 and fringe benefits increased $330,000 due to the increase in technical full-time equivalent employees and our annual salary increase. Bonus expense increased $659,000 due to an increase in income before income taxes, before bonus expense, and before stock-based compensation expense. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

Other operating expenses	$6,703	$6,450	3.9%
Percentage of total revenues	8.4%	8.4%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the second quarter of 2015 was due to investments in our corporate infrastructure and costs associated with the increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

Reimbursable expenses	$4,592	$4,243	8.2%
Percentage of total revenues	5.7%	5.5%

The increase in reimbursable expenses was primarily due to an increase in project-related costs in our materials & corrosion engineering practice within our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

General and administrative expenses	$4,087	$3,748	9.0%
Percentage of total revenues	5.1%	4.9%

The increase in general and administrative expenses during the second quarter of 2015 was due to an increase in other professional services of $177,000 and an increase in travel and meals of $125,000. The increase in other professional services was due to investments in our corporate infrastructure. The increase in travel and meals was due to an increase in technical full time equivalent employees and an increase in business development, staff development and recruiting activities. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development initiatives and pursue staff development initiatives.

Other Income, Net
	Three Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

Other income, net	$587	$2,314	(74.6)%
Percentage of total revenues	0.7%	3.0%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the second quarter of 2015, other income, net, decreased $2,024,000 with a corresponding decrease to deferred compensation expense, as compared to the second quarter in 2014 due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $72,000 during the second quarter of 2015 as compared to an increase in the value of the plan assets of $1,952,000 during the second quarter of 2014.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

Income taxes	$7,595	$7,134	6.5%
Percentage of total revenues	9.5%	9.3%
Effective tax rate	39.4%	38.8%

The increase in income taxes was due to a corresponding increase in pre-tax income. The increase in our effective tax rate was due to a benefit of approximately $340,000 recorded in the second quarter of 2014 related to United States taxes previously provided on undistributed foreign earnings, which we now currently intend to reinvest outside of the United States.

Six Months Ended July 3, 2015 compared to Six Months Ended July 4, 2014

Revenues
	Six Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

Engineering and Other Scientific	$119,160	$111,120	7.2%
Percentage of total revenues	74.4%	72.8%
Environmental and Health	40,997	41,416	(1.0)%
Percentage of total revenues	25.6%	27.2%

Total revenues	$160,157	$152,536	5.0%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours. During the first six months of 2015, billable hours for this segment increased 7% to 419,000 as compared to 392,000 during the same period last year. The increase in billable hours was due to strong demand for our services. Technical full-time equivalent employees increased 4% to 530 during the first six months of 2015 as compared to 510 for the same period last year due to our continuing recruiting and retention efforts. Utilization was 76% for the first six months of 2015 as compared to 74% during the same period last year. The increase in billable hours and utilization was due to demand for our services in our polymer science & materials chemistry, materials & corrosion engineering, biomedical engineering, engineering management consulting, and buildings & structures practices.

The decrease in revenues for our Environmental and Health segment was due to the impact of translating foreign currencies to U.S. dollars partially offset by an increase in billable hours. During the first six months of 2015, billable hours for this segment increased to 160,000 as compared to 159,000 during the same period last year. Utilization increased to 71% for the first six months of 2015 as compared to 68% for the same period last year. Technical full-time equivalent employees decreased to 217 during the first six months of 2015 as compared to 223 during the same period last year.

Compensation and Related Expenses
	Six Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

Compensation and related expenses	$96,892	$94,907	2.1%
Percentage of total revenues	60.5%	62.2%

The increase in compensation and related expenses during the first six months of 2015 was due to an increase in payroll, an increase in fringe benefits, and an increase in bonus expense partially offset by the change in value of assets associated with our deferred compensation plan. During the first six months of 2015 payroll and fringe benefits increased $1,251,000 and $626,000, respectively, due to the increase in technical full-time equivalent employees and our annual salary increase. During the first six months of 2015 bonus expense increased $1,611,000 due to an increase in income before income taxes, before bonus expense, and before stock-based compensation expense. During the first six months of 2015, deferred compensation expense decreased $1,373,000 with a corresponding decrease to other income, net, as compared to the first six months of 2014 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $1,309,000 during the first six months of 2015 as compared to an increase in the value of the plan assets of $2,682,000 during the first six months of 2014. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent.

Other Operating Expenses
	Six Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

Other operating expenses	$13,213	$12,767	3.5%
Percentage of total revenues	8.3%	8.4%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first six months of 2015 was due to an increase in computer expense of $114,000, an increase in office expense of $107,000, and several individually insignificant increases, which were associated with the increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Six Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

Reimbursable expenses	$8,744	$7,238	20.8%
Percentage of total revenues	5.5%	4.7%

The increase in reimbursable expenses was primarily due to an increase in project-related costs in our materials & corrosion engineering practice within our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Six Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

General and administrative expenses	$7,575	$7,446	1.7%
Percentage of total revenues	4.7%	4.9%

The increase in general and administrative expenses during the first six months of 2015 was primarily due to several individually insignificant items associated with the increase in technical full-time equivalent employees. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts and pursue staff development initiatives.

Other Income, Net
	Six Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

Other income, net	$2,630	$3,585	(26.6)%
Percentage of total revenues	1.6%	2.4%

Other income, net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing space in our Silicon Valley facility. During the first six months of 2015, other income, net, decreased $1,373,000 with a corresponding decrease to deferred compensation expense as compared to the first six months of 2014 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $1,309,000 during the first six months of 2015 as compared to an increase in the value of the plan assets of $2,682,000 during the first six months of 2014.

Income Taxes
	Six Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	Percent Change

Income taxes	$14,333	$13,345	7.4%
Percentage of total revenues	8.9%	8.7%
Effective tax rate	39.4%	39.5%

The increase in income taxes was due to a corresponding increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in thousands)	July 3, 2015	July 4, 2014

Net cash provided by operating activities	$14,820	$10,730
Net cash provided by (used in) investing activities	4,841	(857)
Net cash used in financing activities	(17,178)	(20,600)

We financed our business during the first six months of 2015 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of July 3, 2015, our cash, cash equivalents and short-term investments were $149.9 million compared to $154.4 million at January 2, 2015. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

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

The increase in net cash provided by investing activities during the first six months of 2015 as compared to the same period last year was due to an increase in maturities of short term investments.

The decrease in net cash used in financing activities during the first six months of 2015 as compared to the same period last year was due to a decrease in repurchases of common stock.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $40,080,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at July 3, 2015. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of July 3, 2015 invested amounts under the plan of $36,453,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three and six months ended July 3, 2015 and July 4, 2014:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014

Revenues before reimbursements	$75,272	$72,331	$151,413	$145,298

EBITDA	$20,582	$19,669	$39,000	$36,312

EBITDA as a % of revenues before reimbursements	27.3%	27.2%	25.8%	25.0%

The increase in EBITDA as a percentage of revenues before reimbursements during the first six months of 2015 as compared to the same period last year was primarily due to revenue growth partially offset by moderate growth in compensation and related expenses and other operating expenses.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended July 3, 2015 and July 4, 2014:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014

Net income	$11,697	$11,264	$22,030	$20,418

Add back (subtract):

Income taxes	7,595	7,134	14,333	13,345
Interest income, net	(34)	(40)	(68)	(84)
Depreciation and amortization	1,324	1,311	2,705	2,633

EBITDA	20,582	19,669	39,000	36,312

Stock-based compensation	2,681	2,582	7,902	7,875

EBITDAS	$23,263	$22,251	$46,902	$44,187

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

At July 3, 2015, we had net assets of approximately $4.0 million with a functional currency of the British Pound, net assets of approximately $2.5 million with a functional currency of the Euro, and net assets of approximately $1.7 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At July 3, 2015, we had net assets denominated in the non-functional currency of approximately $1.1 million. As such, a ten percent change in the value of the local currency would result in $0.11 million foreign currency gain or loss in our results of operations.

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

(b)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended July 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended July 3, 2015 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

April 4 to May 1	-	$-	-	$31,578
May 2 to May 29	-	-	-	$31,578
May 30 to July 3	82	42.80	82	$28,074
Total	82	$42.80	82	$28,074

(1)	On February 9, 2012, the Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On February 15, 2013, the Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. On May 29, 2014, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibit Index

31.1 (iii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 28, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)
Date: August 7, 2015
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

- 27 -