Form 10-Q
period 2015-10-02
EXPONENT INC
filed 2015-11-06
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2015

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

Yes ☐    No ☒

As of October 30, 2015, the latest practicable date, the registrant had 25,746,928 shares of common stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

October 2, 2015 and January 2, 2015

(in thousands, except par value)

(unaudited)

	October 2,	January 2,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$124,457	$129,490
Short-term investments	26,837	24,913
Accounts receivable, net of allowance for doubtful accounts and contract losses of $3,340 and $3,386 at October 2, 2015 and January 2, 2015, respectively	94,168	86,368
Prepaid expenses and other assets	12,884	14,727
Deferred income taxes	11,112	11,002
Total current assets	269,458	266,500

Property, equipment and leasehold improvements, net	29,390	28,264
Goodwill	8,607	8,607
Deferred income taxes	25,336	24,612
Deferred compensation plan assets	34,960	36,195
Other assets	1,230	1,121
Total assets	$368,981	$365,299

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,945	$8,935
Accrued payroll and employee benefits	54,726	62,184
Deferred revenues	5,892	8,226
Total current liabilities	69,563	79,345

Other liabilities	1,936	1,862
Deferred compensation	38,714	37,745
Deferred rent	1,979	2,059
Total liabilities	112,192	121,011

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; 32,853 shares issued at October 2, 2015 and January 2, 2015	33	33
Additional paid-in capital	177,129	160,208
Accumulated other comprehensive income
Investment securities, available-for-sale	10	14
Foreign currency translation adjustments	(1,453)	(918)
	(1,443)	(904)
Retained earnings	263,417	246,961
Treasury stock, at cost; 7,172 and 7,111 shares held at
October 2, 2015 and January 2, 2015, respectively	(182,347)	(162,010)
Total stockholders’ equity	256,789	244,288
Total liabilities and stockholders’ equity	$368,981	$365,299

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended October 2, 2015 and October 3, 2014

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Revenues:
Revenues before reimbursements	$74,503	$74,264	$225,916	$219,562
Reimbursements	4,491	4,293	13,235	11,531

Revenues	78,994	78,557	239,151	231,093

Operating expenses:
Compensation and related expenses	42,853	43,948	139,745	138,855
Other operating expenses	6,766	6,715	19,979	19,482
Reimbursable expenses	4,491	4,293	13,235	11,531
General and administrative expenses	3,963	4,363	11,538	11,809

Total operating expenses	58,073	59,319	184,497	181,677

Operating income	20,921	19,238	54,654	49,416

Other income, net:
Interest income, net	47	33	115	117
Miscellaneous income, net	(2,195)	(896)	367	2,605
Total other income, net	(2,148)	(863)	482	2,722

Income before income taxes	18,773	18,375	55,136	52,138

Income taxes	7,054	7,335	21,387	20,680

Net income	$11,719	$11,040	$33,749	$31,458

Net income per share:
Basic	$0.44	$0.41	$1.27	$1.16
Diluted	$0.43	$0.40	$1.23	$1.13

Shares used in per share computations:
Basic	26,597	26,938	26,644	27,018
Diluted	27,268	27,648	27,350	27,778

Cash dividends declared per common share	$0.150	$0.125	$0.450	$0.375

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended October 2, 2015 and October 3, 2014

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Net income	$11,719	$11,040	$33,749	$31,458
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(199)	(840)	(535)	(471)
Unrealized gains (losses) on available-for- sale investment securities arising during the period, net of tax	13	(13)	(4)	9

Comprehensive income	$11,533	$10,187	$33,210	$30,996

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 2, 2015 and October 3, 2014

(in thousands)

(unaudited)

	Nine Months Ended
	October 2, 2015	October 3, 2014
Cash flows from operating activities:

Net income	$33,749	$31,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,034	3,979
Amortization of premiums and accretion of discounts on short-term investments	515	660
Deferred rent	(80)	(170)
Provision for doubtful accounts and contract losses	785	1,234
Stock-based compensation	10,536	10,585
Deferred income tax provision	(869)	(6,046)
Excess tax benefit from equity incentive plans	(4,983)	(5,126)
Changes in operating assets and liabilities:
Accounts receivable	(8,585)	(13,343)
Prepaid expenses and other assets	1,206	(2,877)
Accounts payable and accrued liabilities	4,236	6,314
Accrued payroll and employee benefits	(3,900)	331
Deferred revenues	(2,334)	(923)
Net cash provided by operating activities	34,310	26,076

Cash flows from investing activities:
Capital expenditures	(4,355)	(3,906)
Purchase of short-term investments	(16,000)	(1,067)
Maturity of short-term investments	13,555	7,586
Net cash (used in) provided by investing activities	(6,800)	2,613

Cash flows from financing activities:
Excess tax benefit from equity incentive plans	4,983	5,126
Payroll taxes for restricted stock units	(7,365)	(6,356)
Repurchase of common stock	(19,814)	(26,372)
Exercise of share-based payment awards	1,547	1,811
Dividends and dividend equivalents rights	(11,780)	(9,842)
Net cash used in financing activities	(32,429)	(35,633)

Effect of foreign currency exchange rates on cash and cash equivalents	(114)	(390)

Net decrease in cash and cash equivalents	(5,033)	(7,334)
Cash and cash equivalents at beginning of period	129,490	122,948
Cash and cash equivalents at end of period	$124,457	$115,614

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended October 2, 2015 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2015 which was filed with the U.S. Securities and Exchange Commission on March 2, 2015.

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

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2015
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.150	$3,858
Second Quarter	$0.150	$3,887
Third Quarter	$0.150	$3,870
		$11,615

	Fiscal Year 2014
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.125	$3,262
Second Quarter	$0.125	3,270
Third Quarter	$0.125	3,262
Fourth Quarter	$0.125	3,216
		$13,010

On October 21, 2015 the Company’s Board of Directors announced a cash dividend of $0.15 per share of the Company’s common stock, payable December 18, 2015, to stockholders of record as of November 27, 2015. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during the nine months ended October 2, 2015 and October 3, 2014. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at October 2, 2015:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$3,608	$3,608	$-	$-

Fixed income available- for-sale securities (2)	26,837	-	26,837	-

Fixed income trading securities held in deferred compensation plan (3)	9,007	9,007	-	-

Equity trading securities held in deferred compensation plan (3)	32,277	32,277	-	-
Total	$71,729	$44,892	$26,837	$-

Liabilities
Deferred compensation plan (4)	45,038	45,038	-	-
Total	$45,038	$45,038	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 2, 2015:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$45,478	$45,478	$-	$-

Fixed income available- for-sale securities (2)	24,913	-	24,913	-

Fixed income trading securities held in deferred compensation plan (3)	9,672	9,672	-	-

Equity trading securities held in deferred compensation plan (3)	34,176	34,176	-	-
Total	$114,239	$89,326	$24,913	$-

Liabilities
Deferred compensation plan (4)	45,394	45,394	-	-
Total	$45,394	$45,394	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of October 2, 2015 and January 2, 2015 represent obligations of state and local government agencies and United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of October 2, 2015:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$120,849	$-	$-	$120,849

Cash equivalents:
Money market securities	3,608	-	-	3,608
Total cash equivalents	3,608	-	-	3,608
Total cash and cash equivalents	124,457	-	-	124,457

Short-term investments:
U.S. agency securities	16,000	14	-	16,014
State and municipal bonds	10,821	3	(1)	10,823
Total short-term investments	26,821	17	(1)	26,837

Total cash, cash equivalents and short-term investments	$151,278	$17	$(1)	$151,294

Cash, cash equivalents and short-term investments consisted of the following as of January 2, 2015:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$84,012	$-	$-	$84,012

Cash equivalents:
Money market securities	45,478	-	-	45,478
Total cash equivalents	45,478	-	-	45,478
Total cash and cash equivalents	129,490	-	-	129,490

Short-term investments:
State and municipal bonds	24,890	27	(4)	24,913
Total short-term investments	24,890	27	(4)	24,913

Total cash, cash equivalents and short-term investments	$154,380	$27	$(4)	$154,403

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of October 2, 2015:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$10,821	$10,823
Due between one and two years	16,000	16,014
Total	$26,821	$26,837

At October 2, 2015 and January 2, 2015, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at October 2, 2015 and January 2, 2015, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at October 2, 2015 and January 2, 2015 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and nine months ended October 2, 2015 and October 3, 2014.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Shares used in basic per share computation	26,597	26,938	26,644	27,018
Effect of dilutive common stock options outstanding	139	118	143	138
Effect of dilutive restricted stock units outstanding	532	592	563	622

Shares used in diluted per share computation	27,268	27,648	27,350	27,778

Common stock options to purchase 40,000 shares were excluded from the diluted per share calculation for the three months ended October 2, 2015 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $44.20 for the three months ended October 2, 2015. Common stock options to purchase 33,993 shares were excluded from the diluted per share calculation for the nine months ended October 2, 2015 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $44.20 for the nine months ended October 2, 2015. There were no options excluded from the diluted per share calculations for the three and nine months ended October 3, 2014.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,616,000 and $1,657,000 during the three months ended October 2, 2015 and October 3, 2014, respectively. For the nine months ended October 2, 2015 and October 3, 2014, the Company recorded stock-based compensation expense associated with accrued bonus awards of $4,959,000 and $4,825,000, respectively. The value of the unvested restricted stock unit awards granted, adjusted for estimated forfeitures, is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $967,000 and $982,000 during the three months ended October 2, 2015 and October 3, 2014, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $5,078,000 and $5,145,000 during the nine months ended October 2, 2015 and October 3, 2014, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense associated with stock option grants of $51,000 and $71,000 during the three months ended October 2, 2015 and October 3, 2014, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $499,000 and $615,000 during the nine months ended October 2, 2015 and October 3, 2014, respectively.

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

The Company repurchased 463,402 shares of its common stock for $19,814,000 during the nine months ended October 2, 2015.  The Company repurchased 767,278 shares of its common stock for $27,923,000 during the nine months ended October 3, 2014.  As of October 2, 2015, the Company had remaining authorization under its stock repurchase plans of $15,265,000 to repurchase shares of common stock.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $4,943,000 and $6,050,000 were recorded as a reduction to retained earnings during the nine months ended October 2, 2015 and October 3, 2014, respectively.

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of October 2, 2015 and January 2, 2015, the invested amounts under the plans totaled $41,284,000 and $43,848,000, respectively. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of October 2, 2015 and January 2, 2015, vested amounts due under the plans totaled $45,038,000 and $45,394,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended October 2, 2015 and October 3, 2014, the Company recognized a decrease in compensation expense of $2,688,000 and $1,331,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as expense in miscellaneous income, net. During the nine months ended October 2, 2015 and October 3, 2014, the Company recognized compensation expense of ($1,379,000) and $1,351,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as expense/income in miscellaneous income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	October 2, 2015	October 3, 2014

Cash paid during period:

Income taxes	$17,087	$17,458

Non-cash investing and financing activities:

Unrealized (loss) gain on short-term investments	$(4)	$9

Vested stock unit awards issued to settle accrued bonuses	$6,169	$6,008

Accrual for capital expenditures	$805	$164

Stock repurchases payable to broker	$-	$1,551

Note 8: Accounts Receivable, Net

At October 2, 2015 and January 2, 2015, accounts receivable, net, was comprised of the following:

	October 2,	January 2,
(In thousands)	2015	2015

Billed accounts receivable	$61,722	$63,331
Unbilled accounts receivable	35,786	26,423
Allowance for doubtful accounts and contract losses	(3,340)	(3,386)
Total accounts receivable, net	$94,168	$86,368

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

Segment information for the three and nine months ended October 2, 2015 and October 3, 2014 follows:

Revenues
	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Engineering and Other Scientific	$61,052	$57,491	$180,212	$168,611
Environmental and Health	17,942	21,066	58,939	62,482

Total revenues	$78,994	$78,557	$239,151	$231,093

Operating Income
	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Engineering and Other Scientific	$20,252	$18,939	$58,605	$55,457
Environmental and Health	5,039	7,007	18,134	20,171

Total segment operating income	25,291	25,946	76,739	75,628

Corporate operating expense	(4,370)	(6,708)	(22,085)	(26,212)

Total operating income	$20,921	$19,238	$54,654	$49,416

Capital Expenditures
	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Engineering and Other Scientific	$1,057	$1,509	$2,268	$2,833
Environmental and Health	52	36	123	151

Total segment capital expenditures	1,109	1,545	2,391	2,984

Corporate capital expenditures	1,532	385	1,964	922

Total capital expenditures	$2,641	$1,930	$4,355	$3,906

Depreciation and Amortization
	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Engineering and Other Scientific	$951	$923	$2,877	$2,664
Environmental and Health	46	49	133	145

Total segment depreciation and amortization	997	972	3,010	2,809

Corporate depreciation and amortization	332	374	1,024	1,170

Total depreciation and amortization	$1,329	$1,346	$4,034	$3,979

No single customer comprised more than 10% of the Company’s revenues during the three or nine months ended October 2, 2015 and October 3, 2014. No single customer comprised more than 10% of the Company’s accounts receivable at October 2, 2015 and January 2, 2015.

Note 10: Goodwill

Below is a breakdown of goodwill reported by segment as of October 2, 2015:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total

Goodwill	$8,099	$508	$8,607

There were no acquisitions, dispositions, impairments or other changes in the carrying amount of goodwill, nor any changes in the composition of the Company’s reporting units, during the three and nine months ended October 2, 2015.

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

Note 12: Subsequent Event

On October 21, 2015, the Company announced that its Board of Directors had authorized an additional $35,000,000 in share repurchases, increasing the Company’s current authorization to approximately $50,000,000.

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

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2015 increased to $78,994,000 as compared to $78,557,000 during the same period last year. Revenues before reimbursements for the third quarter of 2015 increased to $74,503,000 as compared to $74,264,000 during same period last year. We experienced good demand for our consulting services from a diverse set of clients for both reactive and proactive projects. We continue to be retained to investigate significant accidents and failures and continue to see strong demand for our proactive services in consumer electronics and medical devices. The low growth rate was due to one of our major investigations ending in July of 2015 and a continued step down in the level of activity in our technology development practice. We continue to expect any future work related to this major investigation to be de minimis. We also continue to expect a year-over-year step down in the level of activity in our technology development practice due to the constraints on defense spending and the withdrawal of United States and United Kingdom combat troops from Afghanistan.

For the quarter we experienced good demand in both our proactive and reactive services and had strong performances from our materials & corrosion engineering, biomedical engineering, polymer science & materials chemistry, and vehicle analysis practices, as well as our infrastructure group.

Net income increased to $11,719,000 during the third quarter of 2015 as compared to $11,040,000 during the same period last year. Diluted earnings per share increased to $0.43 per share as compared to $0.40 in the same period last year due to the increase in net income and our ongoing share repurchase program.

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

Overview of the Three Months Ended October 2, 2015

During the third quarter of 2015, billable hours increased to 286,000 as compared to 285,000 during the same period last year. Our utilization decreased to 73% during the third quarter of 2015 as compared to 74% during the third quarter of 2014. Technical full-time equivalent employees increased 1% to 749 during the third quarter of 2015 as compared to 743 during the same period last year due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended October 2, 2015 compared to Three Months Ended October 3, 2014

Revenues
	Three Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

Engineering and Other Scientific	$61,052	$57,491	6.2%
Percentage of total revenues	77.3%	73.2%
Environmental and Health	17,942	21,066	(14.8)%
Percentage of total revenues	22.7%	26.8%

Total revenues	$78,994	$78,557	0.6%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours. During the third quarter of 2015, billable hours for this segment increased by 7% to 216,000 as compared to 202,000 during the same period last year. Utilization increased to 77% during the third quarter of 2015 as compared to 75% during the same period last year. The increase in billable hours and utilization was due to demand for our services in our materials & corrosion engineering, biomedical engineering, polymer science & materials chemistry, and vehicle analysis practices, as well as our infrastructure group, partially offset by a continued step down in the level of activity in our technology development practice due to the constraints on defense spending and the withdrawal of United States and United Kingdom combat troops from Afghanistan. Technical full-time equivalent employees increased 3% to 538 during the third quarter of 2015 as compared to 520 for the same period last year due to our continuing recruiting and retention efforts.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours. During the third quarter of 2015, billable hours for this segment decreased by 15% to 70,000 as compared to 82,000 during the same period last year. Utilization decreased to 63% for the third quarter of 2015 as compared to 71% for the same period last year. The decrease in billable hours and utilization was due to one of our major investigations ending in July of 2015 and weaker demand for our services in our health centers. Technical full-time equivalent employees decreased to 211 during the third quarter of 2015 as compared to 223 during the same period last year due to our efforts to align resources with anticipated demand.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

Compensation and related expenses	$42,853	$43,948	(2.5)%
Percentage of total revenues	54.2%	55.9%

The decrease in compensation and related expenses during the third quarter of 2015 was due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in fringe benefits expense. During the third quarter of 2015, deferred compensation expense decreased $1,357,000 with a corresponding decrease to other income (expense), net, as compared to the third quarter of 2014 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $2,688,000 during the third quarter of 2015 as compared to a decrease in the value of the plan assets of $1,331,000 during same period last year. Fringe benefits increased $326,000 due primarily to an increase in health insurance rates. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

Other operating expenses	$6,766	$6,715	0.8%
Percentage of total revenues	8.6%	8.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The small increase in other operating expenses during the third quarter of 2015 was due to investments in our corporate infrastructure and costs associated with the increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

Reimbursable expenses	$4,491	$4,293	4.6%
Percentage of total revenues	5.7%	5.5%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

General and administrative expenses	$3,963	$4,363	(9.2)%
Percentage of total revenues	5.0%	5.6%

The decrease in general and administrative expenses during the third quarter of 2015 was primarily due to a decrease in travel and meals of $400,000. The decrease in travel and meals was due to a firm-wide managers’ meeting held during the third quarter of 2014. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development initiatives and pursue staff development initiatives.

Other Income, Net
	Three Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

Other income, net	$(2,148)	$(863)	(149)%
Percentage of total revenues	(2.7)%	(1.1)%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. During the third quarter of 2015, other income, net, decreased $1,357,000 with a corresponding decrease to deferred compensation expense, as compared to the third quarter in 2014 due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $2,688,000 during the third quarter of 2015 as compared to a decrease in the value of the plan assets of $1,331,000 during the third quarter of 2014.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

Income taxes	$7,054	$7,335	(3.8)%
Percentage of total revenues	8.9%	9.3%
Effective tax rate	37.6%	39.9%

The decrease in income taxes was due to a decrease in our effective tax rate. The decrease in our effective tax rate was due to an increase in foreign earnings in jurisdictions with lower income tax rates and a decrease in state income taxes.

Nine Months Ended October 2, 2015 compared to Nine Months Ended October 3, 2014

Revenues
	Nine Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

Engineering and Other Scientific	$180,212	$168,611	6.9%
Percentage of total revenues	75.4%	73.0%
Environmental and Health	58,939	62,482	(5.7)%
Percentage of total revenues	24.6%	27.0%

Total revenues	$239,151	$231,093	3.5%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours. During the first nine months of 2015, billable hours for this segment increased 7% to 635,000 as compared to 594,000 during the same period last year. The increase in billable hours was due to strong demand for our services, partially offset by a continued step down in the level of activity in our technology development practice due to the constraints on defense spending and the withdrawal of United States and United Kingdom combat troops from Afghanistan. Technical full-time equivalent employees increased 4% to 533 during the first nine months of 2015 as compared to 513 for the same period last year due to our continuing recruiting and retention efforts. Utilization was 76% for the first nine months of 2015 as compared to 74% during the same period last year. The increase in billable hours and utilization was due to demand for our services in our polymer science & materials chemistry, materials & corrosion engineering, biomedical engineering, engineering management consulting, and buildings & structures practices.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours. During the first nine months of 2015, billable hours for this segment decreased 5% to 229,000 as compared to 241,000 during the same period last year. Utilization decreased to 68% for the first nine months of 2015 as compared to 69% for the same period last year. The decrease in billable hours and utilization was due to one of our major investigations ending in July of 2015 and weaker demand for our services in our health centers. Technical full-time equivalent employees decreased to 215 during the first nine months of 2015 as compared to 223 during the same period last year due to our efforts to align resources with anticipated demand.

Compensation and Related Expenses
	Nine Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

Compensation and related expenses	$139,745	$138,855	0.6%
Percentage of total revenues	58.4%	60.1%

The increase in compensation and related expenses during the first nine months of 2015 was due to an increase in payroll, an increase in fringe benefits, and an increase in bonus expense partially offset by the change in value of assets associated with our deferred compensation plan. During the first nine months of 2015 payroll and fringe benefits increased $1,365,000 and $952,000, respectively, due to the increase in technical full-time equivalent employees, our annual salary increase, and an increase in health insurance rates. During the first nine months of 2015 bonus expense increased $1,383,000 due to an increase in income before income taxes, before bonus expense, and before stock-based compensation expense. During the first nine months of 2015, deferred compensation expense decreased $2,730,000 with a corresponding decrease to other income, net, as compared to the first nine months of 2014 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $1,379,000 during the first nine months of 2015 as compared to an increase in the value of the plan assets of $1,351,000 during the first nine months of 2014. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent.

Other Operating Expenses
	Nine Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

Other operating expenses	$19,979	$19,482	2.6%
Percentage of total revenues	8.4%	8.4%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first nine months of 2015 was due to an increase in computer expense of $191,000, an increase in office expense of $113,000, and several individually insignificant increases, which were associated with the increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Nine Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

Reimbursable expenses	$13,235	$11,531	14.8%
Percentage of total revenues	5.5%	5.0%

The increase in reimbursable expenses was primarily due to an increase in project-related costs in our materials & corrosion engineering practice within our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Nine Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

General and administrative expenses	$11,538	$11,809	(2.3)%
Percentage of total revenues	4.8%	5.1%

The decrease in general and administrative expenses during the first nine months of 2015 was primarily due to a decrease in travel and meals of $193,000. The decrease in travel and meals was due to a firm-wide managers’ meeting held during the third quarter of 2014. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development initiatives and pursue staff development initiatives.

Other Income, Net
	Nine Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

Other income, net	$482	$2,722	(82.3)%
Percentage of total revenues	0.2%	1.2%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. During the first nine months of 2015, other income, net, decreased $2,730,000 with a corresponding decrease to deferred compensation expense as compared to the first nine months of 2014 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $1,379,000 during the first nine months of 2015 as compared to an increase in the value of the plan assets of $1,351,000 during the first nine months of 2014.

Income Taxes
	Nine Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	Percent Change

Income taxes	$21,387	$20,680	3.4%
Percentage of total revenues	8.9%	8.9%
Effective tax rate	38.8%	39.7%

The increase in income taxes was due to a corresponding increase in pre-tax income partially offset by a decrease in our effective tax rate. The decrease in our effective tax rate was due to an increase in foreign earnings in jurisdictions with lower income tax rates and a decrease in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in thousands)	October 2, 2015	October 3, 2014

Net cash provided by operating activities	$34,310	$26,076
Net cash (used in) provided by investing activities	(6,800)	2,613
Net cash used in financing activities	(32,429)	(35,633)

We financed our business during the first nine months of 2015 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of October 2, 2015, our cash, cash equivalents and short-term investments were $151.3 million compared to $154.4 million at January 2, 2015. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

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

The increase in net cash used in investing activities during the first nine months of 2015 as compared to the same period last year was due to an increase in purchases of short-term investments.

The decrease in net cash used in financing activities during the first nine months of 2015 as compared to the same period last year was due to a decrease in repurchases of common stock partially offset by an increase in dividends paid.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $38,714,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at October 2, 2015. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of October 2, 2015 invested amounts under the plan of $34,960,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three and nine months ended October 2, 2015 and October 3, 2014:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Revenues before reimbursements	$74,503	$74,264	$225,916	$219,562

EBITDA	$20,055	$19,688	$59,055	$56,000

EBITDA as a % of revenues before reimbursements	26.9%	26.5%	26.1%	25.5%

The increase in EBITDA as a percentage of revenues before reimbursements during the first nine months of 2015 as compared to the same period last year was primarily due to revenue growth partially offset by moderate growth in compensation and related expenses and other operating expenses.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended October 2, 2015 and October 3, 2014:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Net income	$11,719	$11,040	$33,749	$31,458

Add back (subtract):

Income taxes	7,054	7,335	21,387	20,680
Interest income, net	(47)	(33)	(115)	(117)
Depreciation and amortization	1,329	1,346	4,034	3,979

EBITDA	20,055	19,688	59,055	56,000

Stock-based compensation	2,634	2,710	10,536	10,585

EBITDAS	$22,689	$22,398	$69,591	$66,585

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

At October 2, 2015, we had net assets of approximately $4.5 million with a functional currency of the British Pound, net assets of approximately $2.6 million with a functional currency of the Euro, and net assets of approximately $1.2 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At October 2, 2015, we had net assets denominated in the non-functional currency of approximately $2.1 million. As such, a ten percent change in the value of the local currency would result in $0.21 million foreign currency gain or loss in our results of operations.

We do not use foreign exchange contracts to hedge any foreign currency exposures. To date, the impacts of foreign currency exchange rate changes on our consolidated revenues and consolidated net income have not been material. However, our continued international growth increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended October 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended October 2, 2015 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

July 4 to July 31	-	$-	-	$28,074
August 1 to August 28	95	41.99	95	$24,073
August 29 to October 2	205	42.91	205	$15,265
Total	300	$42.62	300	$15,265

(1)	On February 9, 2012, the Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On February 15, 2013, the Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. On May 29, 2014, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. On October 21, 2015, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: November 6, 2015
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

- 28 -