Form 10-K
period 2016-01-01
EXPONENT INC
filed 2016-02-26
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 1, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sales price of the common stock as reported on the NASDAQ Global Select Market on July 2, 2015, the last business day of the registrant’s most recently completed second quarter, was $996,092,846. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of July 2, 2015 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 19, 2016 was 25,720,598.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders to be held on May 26, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED JANUARY 1, 2016

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and incorporates by reference, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended), including but not limited to statements regarding future growth and market opportunities, revenue, margins, headcount, utilization and operating expenses, that are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, statements other than statements of current or historical fact are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “continue”, “could”, “may”, “plan”, “expect” and similar expressions, as they relate to the Company or its management, identify certain of such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business, and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in this Annual Report under the heading “Risk Factors” and elsewhere.

The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to update or revise any such forward-looking statements.

PART I

Item 1. Business

GENERAL

Exponent, Inc., together with its subsidiaries, (“Exponent”, the “Company”, “we”, “us” and “our”) is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers, business and regulatory consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and government today. Our professional staff can perform in-depth scientific research and analysis, or very rapid-response evaluations to provide our clients with the critical information they need.

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

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a time and material basis, charging in the latter case hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $165 to $650 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Exponent provides high quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate 22 practices and centers in two operating segments, Engineering and Other Scientific and Environmental and Health:

ENGINEERING AND OTHER SCIENTIFIC

•	Biomechanics
•	Biomedical Engineering
•	Buildings & Structures
•	Civil Engineering
•	Construction Consulting
•	Electrical Engineering & Computer Science
•	Engineering Management Consulting
•	Human Factors
•	Industrial Structures
•	Materials & Corrosion Engineering
•	Mechanical Engineering
•	Polymer Science & Materials Chemistry
•	Statistical & Data Sciences
•	Technology Development
•	Thermal Sciences
•	Vehicle Analysis

ENVIRONMENTAL AND HEALTH

•	Chemical Regulation & Food Safety
•	Ecological & Biological Sciences
•	Environmental & Earth Sciences
•	Epidemiology, Biostatistics & Computational Biology
•	Occupational & Environmental Health Risk Assessment
•	Toxicology & Mechanistic Biology

ENGINEERING AND OTHER SCIENTIFIC

Biomechanics

Our Biomechanics Practice uses engineering and biomedical science to solve complex problems at the intersection of biology and engineering. Our expertise is used to understand and evaluate the interaction between the human body as a biological system and the physical environment to explore the cause, nature, and severity of injuries.

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

Civil Engineering

Our Civil Engineering Practice provides broad expertise that includes geotechnical engineering, geological engineering, engineering geology, and geology to address a host of geo-failures, including landslides, foundation and retaining wall failures, pipeline failures, dam and levee failures and construction claims. We also provide peer review services for complicated structures. Our water resources staff specializes in the application of proven hydrologic, hydraulic, hydrodynamic, and sediment transport research and science to provide scientifically sound and cost-effective solutions to our clients.

Over the past year, our consultants have been engaged in a number of investigations related to wildland fires, landslides, retaining wall and foundation failures, large construction claims, flooding and sediment transport. This practice has had a diverse portfolio of projects and clients that represent a broad spectrum of industries.

Construction Consulting

Our Construction Consulting Practice provides project advisory, risk analysis, strategic planning, dispute resolution, delay analysis and financial damages services. During the past year, we expanded the practice by leveraging key client relationships in several construction sectors including utilities and oil and gas. Our multi-disciplinary staff, which includes engineers, architects, construction managers, schedulers, accountants, and technical specialists, provides these services to both the public and private sectors for clients who represent a diverse mix of companies and agencies.

Our projects include many sectors of the construction and engineering industry which include power plants, transmission and distribution facilities, petrochemical facilities, water/wastewater treatment plants, bridges and roads, rail systems, tunnels, airports, commercial buildings, institutional buildings, industrial and manufacturing facilities, sporting arenas and gaming facilities. We provide services to firms involved in the engineering and construction industry including construction owners, lending agencies, engineering and construction contractors, subcontractors, designers, attorneys and insurance carriers.

Electrical Engineering & Computer Science

Our Electrical Engineering and Computer Science Practice offers a broad range of expertise to address complex issues for industrial, government and private clients. Our power engineers advise and offer guidance to clients on problems relating to electrical systems including power generation, transmission and distribution. Our team of electrical engineers works on failure analysis, product robustness and reliability for consumer and industrial electronics. Our computer engineers and scientists work with high-tech industries and computer controlled applications to evaluate product safety and software reliability. The computer engineering and science expertise we offer encompasses a breadth of areas including information and numerical sciences, algorithms and data structures, computer graphics, computer architecture, networking and communications, as well as security and cryptography. We operate laboratories for testing heavy equipment and electronics and we have a broad capability in analyzing computer software.

Over the past year, we performed a wide array of investigations ranging from assessing electrical damage to infrastructure from the effect of weather related events to working with clients to develop sophisticated machine learning algorithms applied to large quantities of unstructured data. We continue to work with consumer electronics manufacturers and the transportation industry on the reliability and robustness of computer controlled equipment for user safety. We have also provided our expertise to clients with intellectual property matters by advising them on matters of integrated circuit design, semiconductor fabrication and computer software implementations.

Engineering Management Consulting

Our Engineering Management Consulting Practice provides multi-disciplinary expertise and rapid response to assist clients with management consulting services related to technical issues. Our consultants provide services in the areas of asset strategy, technology strategy, regulatory strategy, asset planning, project management, engineering, construction, maintenance, operations, and risk analysis. This practice primarily services the electric and gas utility industries, including transmission, distribution, fossil fuel generation, nuclear generation, and renewable generation.

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

Human Factors

Our Human Factors Practice evaluates human performance and safety in product and system use. Our consultants study how the limitations and capabilities of people, including memory, perception, reaction time, judgment, physical size and dexterity, affect the way they use a product, interact with an organization or environment, process information or participate in an activity.

We address the reliability of human memory and retrospective reporting in the gathering of fact-based evidence. We review warnings and labeling issues related to consumer products, pharmaceuticals, motor vehicles, medical devices and industrial products. In addition, we assist manufacturers with compliance with regulatory guidelines related to products and work with them regarding analysis of adverse event reports and consumer complaints in publicly available databases overseen by the Consumer Product Safety Commission and the Food and Drug Administration. We also provide support assessing alleged false advertising claims for consumer products, foods and pharmaceuticals.

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

Industrial equipment integrity analysis and management is a growing part of our business involved with increasing productivity and lowering risk in manufacturing. We advise clients on mitigating engineering asset failures, improving equipment reliability, and performance and better understanding their risk profile. Our approach combines engineering mechanics with computational algorithms, industry-accepted standards, and operational data.

Polymer Science & Materials Chemistry

Our Polymer Science and Materials Chemistry Practice consults with industrial, government, legal, insurance and individual clients regarding polymers and textiles used in diverse applications as well as chemical aspects of batteries, drug delivery systems, and other products that depend on highly controlled manufacturing environments. We assist clients in understanding the short- and long-term performance of plastic, rubber, adhesive, coating, composite and electrochemical energy systems when challenged by physical, chemical, thermal and other operational stressors.

Our consultants participate in product development programs, perform failure analyses and provide support to clients involved in regulatory and legal proceedings. Clients value our technical expertise related to chemistry, formulation, manufacturing and materials performance, our understanding of the history and evolution of these materials, and our ability to assist them in identifying and incorporating emerging materials and manufacturing technologies into their businesses. During the past year, significant program activities addressed components of consumer electronics, wearable devices, battery technology, implantable medical devices, combination drug delivery systems, historical formulations and components, manufacturing technology, industrial textiles, performance apparel, building materials, automotive materials, technology scouting, materials science aspects of health risk, service life prediction, sustainability, and polymer-related intellectual property, including trade secrets.

Statistical & Data Sciences

Our Statistical & Data Sciences Practice comprises our company’s core capabilities in statistical methodology and offers its expertise to serve clients at any and all stages of the empirical research process including product development, manufacturing, and regulatory stages. The practice specializes in determining whether a particular activity or product poses an unreasonable risk. Risk estimation involves establishing a reference period and then collecting information about the number of injuries (or other adverse events) suffered and the amount of exposure during this period. Through analysis and synthesis of client-supplied data, combined with information from public sources, we help clients measure their own risk in the context of similar risks and determine appropriate courses of action.

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

Historically, Technology Development has focused its efforts in the government/defense sector; in 2014 and 2015 the Practice shifted towards more commercial work and made some structural changes to more closely align with the commercial side of the company. Focus areas for this effort were in oil and gas, sports technology, transportation, and cybersecurity.

In the ongoing work for government/defense, we have continued to build on our landmine detection expertise for both vehicle and handheld applications. This work includes renewing our long term support for the U.K. Ministry of Defence and their robotic buried threat detection system.

Thermal Sciences

Our Thermal Sciences Practice provides multi-disciplinary expertise to assist clients in chemical, fire protection, and mechanical engineering. We have investigated and analyzed thousands of fires and explosions ranging from high loss disasters at manufacturing facilities, energy facilities and oil and gas installations to small insurance claims. Information gained from these analyses has helped us assist clients with preventive measures related to the design of their facilities and products. We assist clients in minimizing the risk of fires and explosions, we provide regulatory consulting for permitting new industrial facilities, and we assist manufacturers in addressing the risk of fires associated with consumer products. Our engineers use fire modeling and other computational fluid dynamics modeling tools to supplement our analytical, experimental, and field-based activities. Preventive services include process safety hazard analysis for the chemical and oil and gas industries, fire protection engineering and dust explosion consulting.

In recent years, the Thermal Sciences Practice has developed tools to evaluate fire and explosion risks of lithium-ion batteries. We have consulted with a variety of clients to evaluate and mitigate fire and explosion hazards of batteries in applications including consumer products, vehicles and energy storage.

During the past year, our work in oil and gas exploration and production, Liquefied Natural Gas (LNG) and downstream oil and gas sectors has continued to remain active. Our services in these areas include assessing new oil well control technologies, assessing potential fire and explosion risks and consequences, investigating loss of containment incidents and assessing the integrity of fixed assets. We have also seen growth in our non-litigation fire protection engineering services.

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

Our Test and Engineering Center located in Phoenix, Arizona, is the setting for our most complex tests, along with rigorous analysis of results. We have gained a worldwide reputation for our ability to mobilize resources expeditiously and efficiently, integrate a broad array of technical disciplines, and provide valuable insight that is objective and withstands rigorous scrutiny. Many of our projects involve addressing the cause of accidents and our clients rely on us to determine what happened in an accident and why it happened. In many cases, they also want us to assess what could have been done to reduce the severity of the accident or to mitigate occupant injuries to those involved. Whether the objective is design analysis, component testing, or accident reconstruction, our knowledge of vehicle systems and engineering principles coupled with our experience from conducting full-scale tests aim to add insight and proficiency to every project.

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

During the past year our Chemical Regulation and Food Safety staff have conducted a wide array of work. The European and U.S. sides of the Center were jointly involved with the ongoing support of a new pesticide active ingredient and end-use product. The European side of our business was involved with many projects related to plant protection and biocidal product regulatory submissions, from new active substances and those under review to product-specific dossiers for individual European member states. In addition, we provided many specialist assessments relating to human and environmental exposure and product efficacy and national and international Maximum Residue Limit/import tolerance submissions. We continued to provide clients with regulatory compliance support for food contact materials, food additives and novel foods, as well as undertaking safety assessments for food and cosmetics products. For industrial chemicals we continued to provide full regulatory support for our clients who prepared and submitted registrations and risk assessments. In the U.S. we continued to provide services related to new pesticide active ingredient and end-use product development and registrations in the U.S. and Canada, registration review under EPA, import tolerances in the U.S. and Canada, due diligence, and data compensation, as well as the approval of new pesticide inert ingredients and new non-pesticide active ingredient approvals. Our food safety consultants continued to assist clients with food additives, food contact notifications, and nutrition-related analyses, as well as product safety proactive and reactive support services, recall and litigation support.

Ecological & Biological Sciences

Our ecological and biological scientists provide strategic support on issues related to natural resources damages associated with chemicals and forest fires, international environmental disputes, ecosystem service assessments for businesses, climate change, ecological risk assessment, ecotoxicology, novel remediation methods, restoration of wetlands and other natural resources, large development projects, resource utilization (mineral mining, oil and gas, wood pulp), genomic assessments, and the use of chemicals and other products in commerce. The practice specializes in assessing the effects of chemical, biological, and physical stressors on aquatic and terrestrial ecosystems. Many of these assessments utilize a causal analysis approach to systematically and transparently determine causation in complex and interrelated situations. The practice is comprised of nationally recognized experts that cover disciplines related to the ecological implications and risks associated with these projects.

Environmental & Earth Sciences

Our environmental scientists and engineers provide cost-effective, scientifically defensible and realistic assessments and solutions to complex environmental issues. We offer technical, regulatory and litigation support to industries that include oil and gas, mining and minerals, chemicals, forest products, railroads, aerospace, and trade associations, and to municipal and government clients. Our consultants specialize in the areas of environmental fate and transport, environmental chemistry and forensics, hydrogeology, air toxics, modeling and monitoring, water quality and water supply, data analytics, remediation consulting, environmental engineering and waste management, climate impacts, and evaluation of environmental and social risks. Our work often involves complex and high visibility environmental problems and issues, often the focus of environmental or toxic tort claims, where evaluation of contamination, historical reconstruction of events, releases, and doses, and water resource issues are central to problem resolution. We provide strategic and advisory consulting on risk mitigation, planning, and regulatory issues.

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

Occupational & Environmental Health Risk Assessment

In our Occupational and Environmental Health Risk Assessment Center, we apply scientific processes to characterize and estimate health risks from exposures to chemical, physical, and biological agents in the workplace, home, and outdoor environment. Risk assessment is a systematic process for analyzing information on exposure and effects of toxic agents and other environmental hazards to assess the likelihood of adverse effects to health and safety of individuals and populations (i.e., health risks) potentially exposed to such agents. The risk assessment process integrates information regarding whether a particular agent is or is not casually linked to a particular health effect (hazard identification); the relation between the magnitude of exposure and the probability of occurrence of the health effect (dose-response or toxicity assessment); the route, duration and magnitude of exposure (exposure assessment); and the characterization of the nature and magnitude of health risk (risk characterization). Risk assessments are used in a variety of contexts, including evaluating potential impacts of exposure to chemicals and other agents associated with consumer products, occupational settings, or specific contaminated sites, and in developing risk-based criteria to protect workers and the public. The risk assessment process is of necessity highly interdisciplinary to address complex health issues, and draws from diverse fields such as biology, chemistry, ecology, engineering, environmental sciences, industrial hygiene, mathematical modeling, medicine, public health, statistics and toxicology.

Exponent’s Occupational and Environmental Health Risk Assessment Center is composed of an interdisciplinary team of scientists, physicians, and engineers who have decades of experience assisting clients address and evaluate complex workplace and environmental health and safety questions. Exponent scientists, physicians, and engineers are highly knowledgeable in risk assessment methodologies and related analyses that are critical components of many environmental regulatory decisions, workplace practices, and that are frequently used in litigation.

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

Toxicology & Mechanistic Biology

The members of our Toxicology & Mechanistic Biology Center have exceptional expertise and depth in toxicology and mechanistic biology. Our knowledge and experience contribute to the ability of our clients to make better informed decisions that affect the regulation of their substances in commerce. We work with our clients to resolve issues that affect the safe use of a wide variety of substances. By evaluating the mechanisms by which substances interact with complex biological systems, we provide perspectives on the potential for adverse effects at realistic human and environmental exposure levels, and develop strategies to manage human health and environmental risks. The members of our staff are recognized nationally and internationally for their outstanding credentials and decades of experience from government, academia and industry.

We have addressed issues for clients on industrial chemicals, pesticides, drugs, medical devices, nanotechnology, and other agents. We have developed and published various detailed reviews on toxicity mode of action assessments, specifically how substances cause harm and whether or not laboratory data are relevant to human risk. We have provided nonclinical toxicology support in nearly all phases of pharmaceutical and combination drug development from preclinical studies to post-marketing safety assessments. We have been active in developing study plans to assess potential endocrine toxicity of chemical substances and in reviewing data for the U.S. Environmental Protection Agency Endocrine Disruptor Screening Program.

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

In each of our practices and centers, we believe that the principal competitive factors are: technical capability and breadth of services, ability to deliver services on a timely basis, professional reputation and knowledge of litigation and regulatory processes. Although we believe that we generally compete favorably in each of these areas, some of our competitors may be able to provide services acceptable to our clients at lower prices.

We believe that the barriers to entry are low and that for many of our technical disciplines, competition is increasing. In response to competitive forces in the marketplace, we continue to look for new markets for our various technical disciplines.

BUSINESS SEGMENTS AND GEOGRAPHIC OPERATIONS OVERVIEW

We report two operating segments based on two primary areas of service: Engineering and Other Scientific, and Environmental and Health. Engineering and Other Scientific is a broad service group providing technical consulting in different practices primarily in engineering. Environmental and Health provides services in the area of environmental, epidemiology and health risk analysis. This operating segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment. For more information about the financial condition and results of operations of each segment, please see Part II - “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data.” For information about the Company’s operations in different geographical areas, please see “Note 16: Segment Reporting” of our Notes to Consolidated Financial Statements. For information about the Company’s disclosures regarding foreign currency exchange rate risk, please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

EMPLOYEES

As of January 1, 2016, we employed 999 full-time, part-time and hourly employees, including 777 engineering and scientific staff, 61 technical support staff and 161 administrative and support staff. Our staff includes 694 employees with advanced degrees, of which 473 employees have achieved the level of Ph.D., Sc.D. or M.D.

ADDITIONAL INFORMATION

The address of our Internet website is www.exponent.com. We make available, free of charge through our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic and current Securities and Exchange Commission (SEC) reports, along with amendments to all of those reports, as soon as reasonably practicable after we file or furnish the reports with the SEC. Additionally, copies of materials filed or furnished by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. or at the SEC’s website at http://www.sec.gov. For information about the SEC’s Public Reference Room, the public may contact 1-800-SEC-0330. Copies of material filed or furnished by us with the SEC may also be obtained by writing to us at our corporate headquarters, Exponent, Inc., Attention: Investor Relations, 149 Commonwealth Drive, Menlo Park, CA 94025, or by calling (650) 326-9400. The content of our Internet website is not incorporated into and is not part of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Exponent and their ages as of February 26, 2016 are as follows:

Name	Age	Position

Paul R. Johnston, Ph.D.	62	President, Chief Executive Officer and Director

Paul D. Boehm, Ph.D.	67	Group Vice President

Robert D. Caligiuri, Ph.D.	64	Group Vice President

Catherine Ford Corrigan, Ph.D.	47	Group Vice President

Steven J. Murray, Ph.D.	41	Group Vice President

John D. Osteraas, Ph.D.	61	Group Vice President

Richard Reiss, Sc.D.	49	Group Vice President

Richard L. Schlenker, Jr.	50	Executive Vice President, Chief Financial Officer and Corporate Secretary

Sally B. Shepard	55	Vice President – Human Resources

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

Robert D. Caligiuri, Ph.D., joined the Company in 1987. He was promoted to Principal Engineer in 1990 and Group Vice President in 1999. Dr. Caligiuri received his Ph.D. (1977) and M.S. (1974) in Materials Science and Engineering from Stanford University and B.S. (1973) in Mechanical Engineering from the University of California, Davis. Prior to joining the Company he was a Program Manager and Materials Scientist for SRI International. He is a Registered Professional Metallurgical Engineer in the States of Arkansas, California, Utah, Michigan, North Carolina, Texas and Washington and a Fellow of ASM International.

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

Steven J. Murray, Ph.D., joined the Company in 2001. He was promoted to Principal Engineer in 2008. Dr. Murray was promoted to Corporate Vice President in May 2014 and Group Vice President in January 2015. Dr. Murray received his Ph.D. (2000) in Materials Science and Engineering (Electronic Materials Panel) from the Massachusetts Institute of Technology, B.S. (1996) in Materials Science and Mineral Engineering and B.S. (1996) in Mechanical Engineering from the University of California, Berkeley. He is a Registered Professional Electrical Engineer in the State of Oregon and Registered Professional Mechanical Engineer in the State of California.

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

Richard Reiss, Sc.D., joined the Company in 2006 as a Principal Scientist. He was promoted to Group Vice President in January 2015. Dr. Reiss earned his Sc.D. (1994) in Environmental Health from the Harvard University School of Public Health, M.S. (1991) in Environmental Engineering from Northwestern University and B.S. (1989) in Chemical Engineering from the University of California, Santa Barbara. Prior to joining Exponent he was a Vice President with Sciences International. Dr. Reiss is a Fellow of the Society of Risk Analysis.

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

Sally B. Shepard, rejoined the Company in 2014 as Vice President-Human Resources. From 2012 to 2014 she served as Vice President Human Resources at 41st Parameter. From 2002 to 2009 she served as Vice President Human Resources at CoWare, Inc., which was acquired by Synopsys. From 2000 to 2001 Ms. Shepard served as Vice President Human Resources at Lutris Technologies. She also provided Human Resources consulting services for a variety of companies between roles. From 1981 to 1999 Ms. Shepard held a variety of roles at Exponent including Managing Engineer, Business Manager, Director of Human Resources and Information Technology, and Vice President of Corporate Human Resources. Ms. Shepard holds a B.S. (1982) in Mechanical Engineering from Stanford University.

Item 1A. Risk Factors

Exponent operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control and may have a material adverse effect on our financial condition and results of operations. These uncertainties include, but are not limited to, those mentioned elsewhere in this report and those set forth below.

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

We currently derive a significant portion of our revenues from clients in the consumer electronics, energy, insurance, transportation and utilities industries and the government sector. The loss of any large client, organization or insurer could have a material adverse effect on our business, financial condition or results of operations.

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

Our cash equivalent and short-term investment portfolio as of January 1, 2016, consisted primarily of obligations of U.S. agencies, state and local government agencies and the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of January 1, 2016, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Our services typically involve difficult engineering and scientific assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on a client's business, cause a client to lose significant amounts of money, or prevent a client from pursuing desirable business opportunities. Accordingly, if a client is dissatisfied with our performance, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently, disclosed client confidential information, lost or damaged evidence, infringed on patents, were forced to withdraw from a legal matter due to a conflict or otherwise breached our obligations to a client could expose us to significant liabilities to our clients or other third parties or tarnish our reputation.

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

Our long-lived assets, including our office and laboratory space in Menlo Park, California and our test and engineering center in Phoenix, Arizona, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at the asset group level could result in impairment of our long-lived assets. In addition, we have operating lease commitments for office, warehouse and laboratory space of $20,597,000 as of January 1, 2016. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges.

Our international operations create special risks that could adversely affect our business.

In addition to our offices in the United States, we have physical offices in the United Kingdom, Germany, Switzerland, Hong Kong and China and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; and potentially adverse tax consequences.

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

In addition, we lease office, warehouse and laboratory space in 18 other locations in 13 states and the District of Columbia, as well as in Germany, China, Hong Kong, Switzerland and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2015 for all leased properties was $6,202,000.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, under the symbol “EXPO.” The following table sets forth for the fiscal periods indicated the high and low sales prices for our common stock. The share prices have been adjusted to give effect to the two-for-one stock split on May 28, 2015.

Stock prices by quarter	High	Low
Fiscal Year Ended January 2, 2015:
First Quarter	$38.95	$32.86
Second Quarter	$38.16	$32.41
Third Quarter	$38.82	$34.92
Fourth Quarter	$42.01	$35.31

Fiscal Year Ended January 1, 2016:
First Quarter	$45.95	$39.20
Second Quarter	$48.50	$41.50
Third Quarter	$46.74	$40.58
Fourth Quarter	$54.73	$45.66

As of February 19, 2016, there were 198 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We paid $15.5 million, $13.0 million and $7.9 million of dividends during fiscal 2015, 2014 and 2013, respectively. Total dividends paid per share were $0.60, $0.50 and $0.30 during fiscal 2015, 2014 and 2013, respectively. On February 3, 2016, our Board of Directors announced a quarterly cash dividend of $0.18 per share of the Company’s common stock, payable March 25, 2016, to stockholders of record as of March 4, 2016. We anticipate paying quarterly dividends each year in March, June, September and December, subject to declaration by our Board of Directors. See Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended January 1, 2016 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program

October 3 to October 30	-	$-	-	$15,265
Additional funds authorized for share repurchases				$35,000
October 31 to November 27	-	-	-	$50,265
November 28 to January 1	67	$52.32	67	$46,765
Total	67	$52.32	67

The foregoing repurchases of the Company’s common stock were effected pursuant to a repurchase program authorized by the Company’s Board of Directors. On February 15, 2013, the Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On May 29, 2014, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. On October 20, 2015, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates. As of January 1, 2016, there remained $46,765,000 available for repurchases under these authorizations.

COMPANY STOCK PRICE PERFORMANCE GRAPH

The graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2010 through 2015 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2010. Note that the historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Part II - “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
(In thousands, except per share data)	2015	2014	2013	2012	2011

Consolidated Statements of Income Data:

Revenues before reimbursements	$295,705	$289,209	$280,043	$266,562	$246,667
Revenues	$312,832	$304,704	$296,168	$292,653	$272,446
Operating income	$68,933	$63,549	$55,946	$57,620	$53,460
Net income	$43,599	$40,701	$38,640	$37,225	$32,695

Net income per share:
Basic	$1.64	$1.51	$1.42	$1.35	$1.16
Diluted	$1.60	$1.47	$1.38	$1.30	$1.11

Cash dividends declared per share	$0.60	$0.50	$0.30	$-	$-

Consolidated Balance Sheet Data:

Cash and cash equivalents	$125,751	$129,490	$122,948	$113,268	$84,439
Short-term investments	$45,842	$24,913	$33,171	$20,881	$25,260
Working capital	$192,312	$176,153	$171,402	$156,016	$130,510
Total assets	$387,507	$365,299	$344,166	$315,417	$268,788
Long-term liabilities	$44,229	$41,666	$36,960	$27,217	$21,298
Total stockholders’ equity	$262,804	$244,288	$235,059	$216,429	$186,715

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

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES			PERIOD TO
	FOR FISCAL YEARS			PERIOD CHANGE
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Revenues	100.0%	100.0%	100.0%	2.7%	2.9%

Operating expenses:
Compensation and related expenses	59.0	60.2	62.2	0.5	(0.3)
Other operating expenses	8.6	8.6	8.5	2.6	3.9
Reimbursable expenses	5.5	5.1	5.4	10.5	(3.9)
General and administrative expenses	4.9	5.2	5.0	(3.5)	7.7
	78.0	79.1	81.1	1.1	0.4
Operating income	22.0	20.9	18.9	8.5	13.6

Other income, net	0.7	1.4	2.7	(50.2)	(44.8)

Income before income taxes	22.7	22.3	21.6	4.7	6.3

Provision for income taxes	8.8	8.9	8.5	1.0	7.7

Net income	13.9%	13.4%	13.0%	7.1%	5.3%

EXECUTIVE SUMMARY

Revenues for fiscal 2015 increased 3% and revenues before reimbursements increased 2% as compared to the prior year. The increase in revenues before reimbursements was due to an increase in billable hours and an increase in billing rates. We experienced demand for our consulting services from a diverse set of clients for both reactive and proactive projects.

During fiscal 2015, we experienced demand for our reactive services performing high profile accident and failure investigations and evaluating potentially significant product recalls.

We also experienced demand for our proactive consulting services, performing design evaluations of consumer electronics and medical devices in addition to regulatory consulting for the chemical and food industries.

During fiscal 2015, we had notable performances in several practices including our materials & corrosion engineering, biomedical engineering, and polymer science & materials chemistry practices, as well as our infrastructure group. We experienced strong demand from the consumer electronics industry, as our clients broadened their product offerings and needed assistance with the use of new materials. We also continued to assist clients in the biomedical industry with regulatory approvals and assessing the field performance of their products. Our infrastructure group benefited from increased commercial construction and infrastructure spending.

The low growth rate in revenues was due to one of our major investigations in our Environmental and Health segment ending in July of 2015 and a continued step down in the level of activity in our technology development practice due to constraints on defense spending and the withdrawal of United States and United Kingdom combat troops from Afghanistan.

The increase in revenues before reimbursements and low expense growth resulted in a 7% increase in net income to $43,599,000 during fiscal 2015 as compared to $40,701,000 during the prior year. Diluted earnings per share increased to $1.60 per share as compared to $1.47 during the prior year due to the increase in net income and the decrease to our share count from our ongoing share repurchase program.

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

OVERVIEW OF THE YEAR ENDED JANUARY 1, 2016

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal years ended January 1, 2016 and January 2, 2015 included 52 weeks of activity. The fiscal year ended January 3, 2014 included 53 weeks of activity. Fiscal 2016 will end on Friday, December 30, 2016.

During fiscal 2015, billable hours increased 1.6% to 1,125,000 as compared to 1,107,000 during fiscal 2014. The increase in billable hours was due to continued demand for our proactive and reactive consulting services.

Our utilization was 72% for fiscal 2015 and 2014. Technical full-time equivalent employees increased 1.3% to 751 during fiscal 2015 as compared to 741 during fiscal 2014 due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

FISCAL YEARS ENDED JANUARY 1, 2016, AND JANUARY 2, 2015

Revenues

	Fiscal Years		Percent
(In thousands except percentages)	2015	2014	Change

Engineering and Other Scientific	$237,959	$223,384	6.5%
Percentage of total revenues	76.1%	73.3%
Environmental and Health	74,873	81,320	(7.9)%
Percentage of total revenues	23.9%	26.7%

Total revenues	$312,832	$304,704	2.7%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During fiscal 2015, billable hours for this segment increased by 5.2% to 835,000 as compared to 794,000 during fiscal 2014. The increase was due to demand for services in our materials & corrosion engineering, biomedical engineering, polymer science & materials chemistry practices, as well as our infrastructure group. Utilization increased to 75% for fiscal 2015 as compared to 74% for fiscal 2014. Technical full-time equivalents increased 3.5% to 537 for fiscal 2015 from 519 for fiscal 2014 due to our recruiting and retention efforts.

The decrease in revenues from our Environmental and Health segment was due to a decrease in billable hours. During fiscal 2015, billable hours for this segment decreased by 7.3% to 290,000 as compared to 313,000 during fiscal 2014. Utilization decreased to 65% for fiscal 2015 as compared to 68% for fiscal 2014. The decrease in billable hours and utilization was due to one of our major investigations ending in July of 2015 and weaker demand for our services in our health centers. Technical full-time equivalents decreased 3.6% to 214 during fiscal 2015 as compared to 222 for fiscal 2014 due to our efforts to align resources with anticipated demand.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2015	2014	Change

Compensation and related expenses	$184,502	$183,533	0.5%
Percentage of total revenues	59.0%	60.2%

The increase in compensation and related expenses during fiscal 2015 was due to an increase in payroll, fringe benefits, and bonus expense partially offset by a change in the value of assets associated with our deferred compensation plan. During fiscal 2015 payroll and fringe benefits increased $1,683,000 and $971,000, respectively, due to the increase in technical full-time equivalent employees, our annual salary increase and, an increase in health insurance rates. Bonuses increased $1,204,000 due to a corresponding increase in income before income taxes, before bonus expense, and before stock-based compensation expense. During fiscal 2015, deferred compensation expense decreased $2,850,000 with a corresponding decrease to other income (expense), net, as compared with the prior year due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $325,000 during fiscal 2015 as compared to an increase in the value of the plan assets of $2,525,000 during fiscal 2014. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent.

Other Operating Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2015	2014	Change

Other operating expenses	$26,975	$26,285	2.6%
Percentage of total revenues	8.6%	8.6%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in computer expense of $274,000, an increase in office expense of $167,000, an increase in technical materials of $150,000, and several individually insignificant increases, which were associated with the increase in technical full-time equivalent employees and investments in our corporate infrastructure. We expect other operating expense to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2015	2014	Change

Reimbursable expenses	$17,127	$15,495	10.5%
Percentage of total revenues	5.5%	5.1%

The increase in reimbursable expenses was primarily due to an increase in project-related costs in our materials & corrosion engineering practice within our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2015	2014	Change

General and administrative expenses	$15,295	$15,842	(3.5)%
Percentage of total revenues	4.9%	5.2%

The decrease in general and administrative expenses during fiscal 2015 was primarily due to a decrease in legal fees of $566,000 and a decrease in charitable contributions of $507,000, partially offset by an increase in outside consulting services of $218,000 and an increase in accounting fees of $164,000. The decrease in legal fees was due to a decrease in costs associated with legal claims during fiscal 2015 as compared to fiscal 2014. The increase in outside consulting services was due to investments in our corporate infrastructure. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts, and pursue staff development initiatives.

Other Income (Expense), Net

	Fiscal Years		Percent
(In thousands except percentages)	2015	2014	Change

Other income and expense, net	$2,200	$4,416	(50.2)%
Percentage of total revenues	0.7%	1.4%

Other income (expense), net, consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The decrease in other income (expense), net, was primarily due to the change in value of assets associated with our deferred compensation plan. During fiscal 2015, other income, net decreased $2,850,000 with a corresponding decrease to deferred compensation expense as compared to fiscal 2014. This change consisted of a decrease in the value of the plan assets of $325,000 during fiscal 2015 as compared to an increase in the value of the plan assets of $2,525,000 during fiscal 2014.

Income Taxes

	Fiscal Years		Percent
(In thousands except percentages)	2015	2014	Change

Income taxes	$27,534	$27,264	1.0%
Percentage of total revenues	8.8%	8.9%
Effective tax rate	38.7%	40.1%

The decrease in our effective tax rate was due to an increase in foreign earnings in jurisdictions with lower income tax rates and a decrease in state income taxes.

FISCAL YEARS ENDED JANUARY 2, 2015, AND JANUARY 3, 2014

Revenues

	Fiscal Years		Percent
(In thousands except percentages)	2014	2013	Change

Engineering and Other Scientific	$223,384	$215,972	3.4%
Percentage of total revenues	73.3%	72.9%
Environmental and Health	81,320	80,196	1.4%
Percentage of total revenues	26.7%	27.1%
Total revenues	$304,704	$296,168	2.9%

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

Compensation and Related Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2014	2013	Change

Compensation and related expenses	$183,533	$184,084	(0.3)%
Percentage of total revenues	60.2%	62.2%

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

Other Operating Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2014	2013	Change

Other operating expenses	$26,285	$25,299	3.9%
Percentage of total revenues	8.6%	8.5%

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

Reimbursable Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2014	2013	Change

Reimbursable expenses	$15,495	$16,125	(3.9)%
Percentage of total revenues	5.1%	5.4%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our technology development practice in our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2014	2013	Change

General and administrative expenses	$15,842	$14,714	7.7%
Percentage of total revenues	5.2%	5.0%

The increase in general and administrative expenses during fiscal 2014 was primarily due to an increase in travel and meals of $561,000 and an increase in contributions of $506,000. The increase in travel and meals was due to a firm-wide managers’ meeting held during the third quarter of 2014.

Other Income (Expense), Net

	Fiscal Years		Percent
(In thousands except percentages)	2014	2013	Change

Other income and expense, net	$4,416	$7,999	(44.8)%
Percentage of total revenues	1.4%	2.7%

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

Income Taxes

	Fiscal Years		Percent
(In thousands except percentages)	2014	2013	Change

Income taxes	$27,264	$25,305	7.7%
Percentage of total revenues	8.9%	8.5%
Effective tax rate	40.1%	39.6%

The increase in income taxes was due to a corresponding increase in pre-tax income. The increase in our effective tax rate was due to manufacturing deductions claimed in fiscal 2013. These manufacturing deductions were non-recurring.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2015	2014	2013

Net cash provided by (used in):
Operating activities	$60,489	$48,252	$61,792
Investing activities	$(27,035)	$2,435	$(18,880)
Financing activities	$(36,916)	$(43,128)	$(33,769)

We financed our business in fiscal 2015 through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. As of January 1, 2016, our cash, cash equivalents and short-term investments were $171,593,000 compared to $154,403,000 at January 2, 2015. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

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

Net cash provided by operating activities was $60.5 million for fiscal 2015 as compared to $48.3 million and $61.8 million in fiscal 2014 and 2013, respectively. The increase in net cash provided by operating activities during fiscal 2015 as compared to fiscal 2014 was primarily due to an increase in cash receipts from clients. The decrease in net cash provided by operating activities during fiscal 2014, as compared to fiscal 2013, was due to a decrease in cash receipts from clients. Accounts receivable increased during fiscal 2014 as compared to a decrease during fiscal 2013.

During fiscal 2015, 2014 and 2013, net cash provided by (used in) investing activities was primarily related to the purchase and sale or maturity of short-term investments.

The decrease in net cash used in financing activities during fiscal 2015, as compared to fiscal 2014, was due to a decrease in repurchases of our common stock partially offset by an increase in our quarterly dividend payments. The increase in net cash used in financing activities during fiscal 2014, as compared to fiscal 2013, was due to an increase in our quarterly dividend payments and an increase in repurchases of our common stock.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends, procure facilities and equipment or strategically acquire professional service firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of January 1, 2016 (in thousands):

	Operating
Fiscal	lease	Purchase
year	commitments	Obligations	Total
2016	$7,919	$432	$8,351
2017	5,780	-	5,780
2018	3,221	-	3,221
2019	2,062	-	2,062
2020	1,151	-	1,151
Thereafter	1,444	-	1,444
	$21,577	$432	$22,009

The above table does not reflect unrecognized tax benefits of $1,878,000, the timing of which is uncertain. Refer to “Note 7: Income Taxes” of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

On December 14, 2015, we entered into an agreement to purchase a 1.1 acre parcel of land with 27,000 square feet of warehouse storage space in Menlo Park, California adjacent to our owned office and lab facilities. We have leased this warehouse storage space for the past 25 years. The total purchase price is $8,250,000. On February 18, 2016 all of the purchase contingencies were released and we expect the sale to close in the next year.

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $40,322,000 were recorded as a long-term liability on our consolidated balance sheet at January 1, 2016. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of January 1, 2016, invested amounts under the plans of $36,522,000 were recorded as a long-term asset on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for fiscal years 2015, 2014 and 2013:

(in thousands, except percentages)
	Fiscal Years
	2015	2014	2013

Revenues before reimbursements	$295,705	$289,209	$280,043

EBITDA	$76,405	$73,219	$68,769

EBITDA as a % of revenues before reimbursements	25.8%	25.3%	24.6%

The increase in EBITDA as a percentage of revenues before reimbursements for fiscal 2015 as compared to fiscal 2014 was primarily due to the increase in revenues before reimbursements and low expense growth.

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

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for fiscal 2015, 2014 and 2013:

(in thousands)

	Fiscal Years
	2015	2014	2013

Net Income	$43,599	$40,701	$38,640

Add back (subtract):

Income taxes	27,534	27,264	25,305
Interest income, net	(207)	(150)	(127)
Depreciation and amortization	5,479	5,404	4,951

EBITDA	76,405	73,219	68,769

Stock-based compensation	12,959	13,079	13,168

EBITDAS	$89,364	$86,298	$81,937

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

At January 1, 2016, we had net assets of approximately $5.9 million with a functional currency of the British Pound, net assets of approximately $2.5 million with a functional currency of the Euro, and net assets of approximately $2.5 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the re-measurement of monetary assets and liabilities. At January 1, 2016, we had net assets denominated in the non-functional currency of approximately $3.0 million. As such, a ten percent change in the value of the local currency would result in $0.3 million foreign currency gain or loss in our results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

KPMG LLP, an independent registered public accounting firm, has audited the internal control over financial reporting of Exponent, Inc., as stated in their report which is included in Part IV, Item 15 of this Form 10-K.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance, but not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 1, 2016.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (the "Proxy Statement"). See Item 1 for information regarding the executive officers of the Company.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement. See also the table on the Company’s share repurchases in Part II, Item 5 above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are included herewith:

2.	Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended January 1, 2016, January 2, 2015 and January 3, 2014 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

Page

Schedule II - Valuation and Qualifying Accounts	59

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page

(a) Exhibit Index	61

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries as of January 1, 2016 and January 2, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2016. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule II. We also have audited the internal control over financial reporting of Exponent, Inc. as of January 1, 2016, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Exponent, Inc. is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II, and an opinion on the internal control over financial reporting of Exponent, Inc. based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of January 1, 2016 and January 2, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein. Also in our opinion, Exponent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
San Francisco, California
February 26, 2016

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2015	2014	2013

Revenues:
Revenues before reimbursements	$295,705	$289,209	$280,043
Reimbursements	17,127	15,495	16,125
Revenues	312,832	304,704	296,168

Operating expenses:
Compensation and related expenses	184,502	183,533	184,084
Other operating expenses	26,975	26,285	25,299
Reimbursable expenses	17,127	15,495	16,125
General and administrative expenses	15,295	15,842	14,714
	243,899	241,155	240,222
Operating income	68,933	63,549	55,946

Other income:
Interest income	207	150	127
Miscellaneous income, net	1,993	4,266	7,872
Income before income taxes	71,133	67,965	63,945

Provision for income taxes	27,534	27,264	25,305
Net income	$43,599	$40,701	$38,640

Net income per share:
Basic	$1.64	$1.51	$1.42
Diluted	$1.60	$1.47	$1.38
Shares used in per share computations:
Basic	26,606	26,910	27,232
Diluted	27,298	27,666	28,050

Cash dividends declared per common share	$0.60	$0.50	$0.30

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2015	2014	2013

Net income	$43,599	$40,701	$38,640

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $(38), $304, and $(187), respectively	(822)	(1,017)	373
Unrealized gain (loss) arising during the period on investments, net of tax of $53, $(3), and $10, respectively	(79)	4	(14)
Comprehensive income	$42,698	$39,688	$38,999

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)	January 1, 2016	January 2, 2015

Assets

Current assets:
Cash and cash equivalents	$125,751	$129,490
Short-term investments	45,842	24,913
Accounts receivable, net of allowance for contract losses and doubtful accounts of $2,792 and $3,386, respectively	88,577	86,368
Prepaid expenses and other assets	12,616	14,727
Total current assets	272,786	255,498

Property, equipment and leasehold improvements, net	28,485	28,264
Goodwill	8,607	8,607
Deferred income taxes	39,456	35,614
Deferred compensation plan assets	36,522	36,195
Other assets	1,651	1,121
	$387,507	$365,299

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$10,580	$8,935
Accrued payroll and employee benefits	62,092	62,184
Deferred revenues	7,802	8,226
Total current liabilities	80,474	79,345

Other liabilities	1,913	1,862
Deferred compensation	40,322	37,745
Deferred rent	1,994	2,059
Total liabilities	124,703	121,011

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000 shares authorized; no shares outstanding	-	-
Common stock, $.001 par value; 80,000 shares authorized; 32,853 shares issued	33	33
Additional paid-in capital	179,816	160,208
Accumulated other comprehensive income (loss)
Investment securities, available for sale	(65)	14
Foreign currency translation adjustments	(1,740)	(918)
	(1,805)	(904)
Retained earnings	269,259	246,961
Treasury stock, at cost: 7,133 and 7,111 shares held, respectively	(184,499)	(162,010)
Total stockholders’ equity	262,804	244,288
	$387,507	$365,299

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at December 28, 2012	32,853	$33	$123,676	$(250)	$206,057	6,442	$(113,087)	$216,429
Employee stock purchase plan	-	-	648	-	-	(38)	518	1,166
Exercise of stock options, net of swaps	-	-	(302)	-	(1,031)	(122)	1,627	294
Excess tax benefit for equity incentive plans	-	-	4,267	-	-	-	-	4,267
Amortization of unrecognized stock-based compensation	-	-	7,107	-	-	-	-	7,107
Purchase of treasury shares	-	-	-	-		876	(25,011)	(25,011)
Foreign currency translation adjustments	-	-	-	373	-	-	-	373
Grant of restricted stock units to settle accrued bonus	-	-	5,807	-	-	-	-	5,807
Settlement of restricted stock units	-	-	(273)	-	(9,352)	(431)	3,597	(6,028)
Unrealized loss on investments	-	-	-	(14)	-	-	-	(14)
Dividends and dividend equivalent rights	-	-	303	-	(8,274)	-	-	(7,971)
Net income	-	-	-	-	38,640	-	-	38,640
Balance at January 3, 2014	32,853	$33	$141,233	$109	$226,040	6,727	$(132,356)	$235,059
Employee stock purchase plan	-	-	810	-	-	(32)	337	1,147
Exercise of stock options, net of swaps	-	-	67	-	-	(84)	893	960
Excess tax benefit for equity incentive plans	-	-	5,100	-	-	-	-	5,100
Amortization of unrecognized stock-based compensation	-	-	6,792	-	-	-	-	6,792
Purchase of treasury shares	-	-	-	-		850	(30,921)	(30,921)
Foreign currency translation adjustments	-	-	-	(1,017)	-	-	-	(1,017)
Grant of restricted stock units to settle accrued bonus	-	-	6,008	-	-	-	-	6,008
Settlement of restricted stock units	-	-	(343)	-	(6,050)	(350)	37	(6,356)
Unrealized gain on investments	-	-	-	4	-	-	-	4
Dividends and dividend equivalent rights	-	-	541	-	(13,730)	-	-	(13,189)
Net income	-	-	-	-	40,701	-	-	40,701
Balance at January 2, 2015	32,853	$33	$160,208	$(904)	$246,961	7,111	$(162,010)	$244,288

See accompanying notes to the Consolidated Financial Statements.

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at January 2, 2015	32,853	$33	$160,208	$(904)	$246,961	7,111	$(162,010)	$244,288
Employee stock purchase plan	-	-	836	-	-	(27)	350	1,186
Exercise of stock options, net of swaps	-	-	(94)	-	-	(150)	1,922	1,828
Excess tax benefit for equity incentive plans	-	-	6,396	-	-	-	-	6,396
Amortization of unrecognized stock-based compensation	-	-	6,618	-	-	-	-	6,618
Purchase of treasury shares	-	-	-	-		530	(23,314)	(23,314)
Foreign currency translation adjustments	-	-	-	(822)	-	-	-	(822)
Grant of restricted stock units to settle accrued bonus	-	-	6,169	-	-	-	-	6,169
Settlement of restricted stock units	-	-	(975)	-	(4,943)	(331)	(1,447)	(7,365)
Unrealized loss on investments	-	-	-	(79)	-	-	-	(79)
Dividends and dividend equivalent rights	-	-	658	-	(16,358)	-	-	(15,700)
Net income	-	-	-	-	43,599	-	-	43,599
Balance at January 1, 2016	32,853	$33	$179,816	$(1,805)	$269,259	7,133	$(184,499)	$262,804

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2015	2014	2013

Cash flows from operating activities:
Net income	$43,599	$40,701	$38,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	5,479	5,404	4,951
Amortization of premiums and accretion of discounts on short-term investments	595	885	340
Deferred rent expense	(65)	(273)	800
Provision for doubtful accounts and contract losses	929	1,718	1,705
Stock-based compensation	12,959	13,079	13,168
Deferred income tax provision	(3,827)	(6,077)	(3,398)
Excess tax benefit for equity incentive plans	(6,396)	(5,100)	(4,267)
Changes in operating assets and liabilities:
Accounts receivable	(3,138)	(11,106)	6,676
Prepaid expenses and other assets	421	(5,320)	(4,596)
Accounts payable and accrued liabilities	7,718	6,142	3,002
Accrued payroll and employee benefits	2,639	6,744	4,665
Deferred revenues	(424)	1,455	106
Net cash provided by operating activities	60,489	48,252	61,792

Cash flows from investing activities:
Capital expenditures	(5,379)	(4,947)	(6,226)
Purchase of short-term investments	(43,946)	(5,260)	(33,422)
Maturity of short-term investments	22,290	11,642	19,190
Sale of short-term investments	-	1,000	1,578
Net cash (used in) provided by investing activities	(27,035)	2,435	(18,880)

Cash flows from financing activities:
Excess tax benefit for equity incentive plans	6,396	5,100	4,267
Payroll taxes for restricted stock units	(7,365)	(6,356)	(6,402)
Repurchase of common stock	(23,314)	(30,921)	(25,519)
Exercise of share-based payment awards	3,014	2,107	1,812
Dividends and dividend equivalent rights	(15,647)	(13,058)	(7,927)
Net cash used in financing activities	(36,916)	(43,128)	(33,769)

Effect of foreign currency exchange rates on cash and cash equivalents	(277)	(1,017)	537

Net (decrease) increase in cash and cash equivalents	(3,739)	6,542	9,680
Cash and cash equivalents at beginning of year	129,490	122,948	113,268
Cash and cash equivalents at end of year	$125,751	$129,490	$122,948

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal periods 2015 and 2014 included 52 weeks of activity and ended on January 1, 2016 and January 2, 2015, respectively. Fiscal period 2013 included 53 weeks of activity and ended on January 3, 2014. Fiscal period 2016 will end on December 30, 2016.

Stock Split

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

Gross revenues and reimbursements for the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014, respectively, were:

	Fiscal Years
(In thousands)	2015	2014	2013

Gross revenues	$320,404	$313,723	$302,742
Less: Subcontractor fees	7,572	9,019	6,574
Revenues	312,832	304,704	296,168

Reimbursements:
Out-of-pocket reimbursements	5,967	5,862	6,619
Other outside direct expenses	11,160	9,633	9,506
	17,127	15,495	16,125
Revenues before reimbursements	$295,705	$289,209	$280,043

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

Investments are reviewed on a regular basis to evaluate whether or not any security has experienced an other-than temporary decline in fair value. When assessing investments for other-than-temporary declines in fair value, the Company considers the significance of the decline in value as a percentage of the original cost, how long the market value of the investment has been less than its original cost, any news that has been released specific to the investee, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

Allowances for Doubtful Accounts and Contract Losses

The Company maintains allowances for estimated losses resulting from the inability of customers to meet their financial obligations or for disputes that affect the Company’s ability to fully collect amounts due. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations or aware of a dispute with a specific customer, a specific allowance is recorded to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers the Company recognizes allowances for doubtful accounts based upon historical write-offs, customer concentration, customer credit-worthiness, current economic conditions, aging of amounts due and changes in customer payment terms.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal 2015, 2014 or 2013.

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

The Company completed its annual assessment for all reporting units with goodwill for fiscal 2015 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly there was no indication of impairment of goodwill for any of the Company’s reporting units and the two-step goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in fiscal years 2015, 2014 or 2013.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. U.S. income taxes are provided on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at January 1, 2016 and January 2, 2015.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2015	2014	2013

Shares used in basic per share computation	26,606	26,910	27,232
Effect of dilutive common stock options outstanding	135	136	164
Effect of unvested restricted stock units outstanding	557	620	654
Shares used in diluted per share computation	27,298	27,666	28,050

There were no equity awards excluded from the diluted per share calculation for the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014.

Recently Adopted Accounting Pronouncements

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to retrospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Prior periods in our Consolidated Financial Statements were retrospectively adjusted. Deferred income taxes at January 2, 2015 of $11,002,000 previously classified as current assets were reclassified as noncurrent assets.

Recent Accounting Pronouncements Not Yet Effective

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”) when it becomes effective. In August 2015 the FASB issued ASU No. 2015-14, which deferred by one year the effective date for the new revenue recognition standard for entities reporting under U.S. GAAP. In accordance with the deferral, the new standard will be effective for the Company on the first day of fiscal 2018 (December 30, 2017). Early application is permitted beginning fiscal 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On February 25, 2016 the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize most leases on their balance sheet.  The new standard will be effective for the Company on the first day of fiscal 2019 (December 29, 2018).  Early adoption is permitted.  The standard requires use of the modified retrospective transition method, with elective relief, which requires application of the guidance for all periods presented.  The Company is evaluating the effect ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of January 1, 2016:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$115,221	$-	$-	$115,221

Cash equivalents:
Money market securities	10,530	-	-	10,530
Total cash equivalents	10,530	-	-	10,530
Total cash and cash equivalents	125,751	-	-	125,751

Short-term investments:
U.S. Agency securities	41,946	1	(106)	41,841
State and municipal bonds	4,002	-	(1)	4,001
Total short-term investments	45,948	1	(107)	45,842

Total cash, cash equivalents and short-term investments	$171,699	$1	$(107)	$171,593

Cash, cash equivalents and short-term investments consisted of the following as of January 2, 2015:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$84,012	$-	$-	$84,012

Cash equivalents:
Money market securities	45,478	-	-	45,478
Total cash equivalents	45,478	-	-	45,478
Total cash and cash equivalents	129,490	-	-	129,490

Short-term investments:
State and municipal bonds	24,890	27	(4)	24,913
Total short-term investments	24,890	27	(4)	24,913

Total cash, cash equivalents and short-term investments	$154,380	$27	$(4)	$154,403

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during the years ended January 1, 2016 and January 2, 2015. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at January 1, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$10,530	$10,530	$-	$-

Fixed income available for sale securities (2)	45,842	-	45,842	-

Fixed income trading securities held in deferred compensation plan (3)	9,295	9,295	-	-

Equity trading securities held in deferred compensation plan (3)	33,645	33,645	-	-

Total	$99,312	$53,470	$45,842	$-

Liabilities
Deferred compensation plan (4)	46,740	46,740	-	-

Total	$46,740	$46,740	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 2, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$45,478	$45,478	$-	$-

Fixed income available for sale securities (2)	24,913	-	24,913	-

Fixed income trading securities held in deferred compensation plan (3)	9,672	9,672	-	-

Equity trading securities held in deferred compensation plan (3)	34,176	34,176	-	-

Total	$114,239	$89,326	$24,913	$-

Liabilities
Deferred compensation plan (4)	45,394	45,394	-	-

Total	$45,394	$45,394	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of January 1, 2016 and January 2, 2015 represent primarily obligations of United States agencies and state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 11 for additional information about the Company’s deferred compensation plan.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on remaining effective maturities as of January 1, 2016:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$19,948	$19,950
Due between one and two years	26,000	25,892
Total	$45,948	$45,842

At January 1, 2016 and January 2, 2015, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at January 1, 2016, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at January 1, 2016 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the years ended January 1, 2016, January 2, 2015 and January 3, 2014.

Note 4: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2015	2014

Property:
Land	$4,450	$4,450
Buildings	35,817	35,570
Construction in progress	1,457	12
Equipment:
Machinery and equipment	37,520	35,131
Office furniture and equipment	7,824	7,714
Leasehold improvements	13,580	13,169
	100,648	96,046

Less accumulated depreciation and amortization	72,163	67,782

Property, equipment and leasehold improvements, net	$28,485	$28,264

Depreciation and amortization for the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014, was $5,479,000, $5,404,000 and $4,951,000, respectively.

Note 5: Goodwill

Below is a breakdown of goodwill, reported by segment as of January 1, 2016 and January 2, 2015:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total

Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2015	2014

Billed accounts receivable	$62,360	$63,331
Unbilled accounts receivable	29,009	26,423
Allowance for contract losses and doubtful accounts	(2,792)	(3,386)
Total accounts receivable, net	$88,577	$86,368

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2015	2014

Accounts payable	$3,622	$2,230
Accrued liabilities	6,958	6,705
Total accounts payable and other accrued liabilities	$10,580	$8,935

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2015	2014

Accrued bonuses payable	$38,042	$37,010
Accrued 401(k) contributions	7,323	6,887
Accrued vacation	8,836	8,277
Deferred compensation	6,418	7,648
Other accrued payroll and employee benefits	1,473	2,362
Total accrued payroll and employee benefits	$62,092	$62,184

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs. A portion of accrued bonuses payable will be settled by issuing fully vested restricted stock units. See Note 9 and Note 15 for additional information.

Note 7: Income Taxes

Income before income taxes includes income from foreign operations of $6,656,000, $4,157,000 and $6,007,000 for fiscal 2015, 2014 and 2013, respectively.

Total income tax expense for the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014 consisted of the following:

	Fiscal Years
(In thousands)	2015	2014	2013

Current
Federal	$25,081	$26,647	$22,468
Foreign	1,385	896	1,411
State	4,895	5,798	4,824
	31,361	33,341	28,703
Deferred
Federal	(3,411)	(5,059)	(2,703)
State	(416)	(1,018)	(695)
	(3,827)	(6,077)	(3,398)
Total	$27,534	$27,264	$25,305

The Company’s effective tax rate differs from the statutory federal tax rate of 35% as shown in the following schedule:

	Fiscal Years
(In thousands)	2015	2014	2013

Tax at federal statutory rate	$24,897	$23,788	$22,381
State taxes, net of federal benefit	2,910	3,226	2,819
Tax exempt interest income	(23)	(44)	(36)
Non-deductible expenses	261	289	226
Non-deductible stock-based compensation	(42)	-	(79)
Other	(469)	5	(6)
Tax expense	$27,534	$27,264	$25,305

Effective tax rate	38.7%	40.1%	39.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 1, 2016 and January 2, 2015 are presented in the following schedule:

	Fiscal Years
(In thousands)	2015	2014

Deferred tax assets:
Accrued liabilities and allowances	$17,780	$17,244
Deferred compensation	27,425	26,873
Other	43	28
Total deferred tax assets	45,248	44,145

Deferred tax liabilities:
State taxes	(1,850)	(1,717)
Deductible goodwill	(3,014)	(2,978)
Property, equipment and leasehold improvements	(205)	(459)
Unrealized gain of deferred compensation plan assets	(723)	(3,377)
Other	-	-
Total deferred tax liabilities	(5,792)	(8,531)
Net deferred tax assets	$39,456	$35,614

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014, the net deduction in tax payable arising from employees’ stock award activity was $6,396,000, $5,100,000 and $4,267,000, respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2012. The Company is no longer subject to California franchise tax examinations for years prior to 2011. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 3, 2014	$1,147,000
Additions based on tax positions related to the current year	486,000
Additions for tax positions of prior years	-
Reductions due to lapse of statute of limitations	(87,000)
Reductions due to change in accounting method	-
Settlements	-
Balance at January 2, 2015	$1,546,000
Additions based on tax positions related to the current year	406,000
Additions for tax positions of prior years	80,000
Reductions due to lapse of statute of limitations	(154,000)
Reductions due to change in accounting method	-
Settlements	-
Balance at January 1, 2016	$1,878,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate by $1,296,000 in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries in the United Kingdom, Germany, China and Hong Kong. The amount of such earnings at January 1, 2016 was $7,736,000. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The unrecognized deferred tax liability for these earnings is estimated to be approximately $1,478,000.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at January 1, 2016 and January 2, 2015.

Dividends

The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2015
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.15	$3,858
Second Quarter	$0.15	3,887
Third Quarter	$0.15	3,870
Fourth Quarter	$0.15	3,867
		$15,482

	Fiscal Year 2014
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.125	$3,262
Second Quarter	$0.125	3,270
Third Quarter	$0.125	3,262
Fourth Quarter	$0.125	3,216
		$13,010

On February 3, 2016 the Company’s Board of Directors announced a cash dividend of $0.18 per share of the Company’s common stock, payable March 25, 2016, to stockholders of record as of March 4, 2016. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $4,943,000, $6,050,000 and $10,383,000 were recorded as a reduction to retained earnings during fiscal 2015, 2014 and 2013, respectively.

Repurchase of Common Stock

The Company repurchased 530,000 shares of its common stock for $23,314,000 during the fiscal year ended January 1, 2016. The Company repurchased 850,000 shares of its common stock for $30,921,000 during the fiscal year ended January 2, 2015. The Company repurchased 876,000 shares of its common stock for $25,011,000 during the fiscal year ended January 3, 2014. On October 20, 2015 the Board of Directors authorized an additional $35,000,000 for the repurchase of Exponent’s common stock. On May 29, 2014 the Board of Directors authorized an additional $35,000,000 for the repurchase of Exponent’s common stock. On February 15, 2013 the Board of Directors authorized $35,000,000 for the repurchase of Exponent’s common stock. These repurchase programs have no expiration dates. As of January 1, 2016, the Company had remaining authorization under its stock repurchase plan of $46,765,000 to repurchase shares of common stock.

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

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan was 4,828,150 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of January 1, 2016, 1,077,325 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 400,000 shares of common stock. As of January 1, 2016, 66,030 shares were available for grant. Weighted average purchase prices for shares sold under the ESPP plan in fiscal 2015, 2014 and 2013 were $43.88, $35.68 and $30.32, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014, the Company recorded stock-based compensation expense associated with accrued bonus awards of $6,341,000, $6,287,000 and $6,061,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $6,066,000 $6,103,000 and $6,030,000 during the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014, respectively. The total fair value of restricted stock unit awards vested during the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014, was $18.6 million, $16.5 million and $15.4 million, respectively. The weighted-average grant date fair values of restricted stock unit awards granted during the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014 were $43.76, $37.29 and $27.09, respectively.

The number of unvested restricted stock unit awards outstanding as of January 1, 2016 is as follows (1):

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of awards	grant date	contractual	intrinsic value
	outstanding	fair value	term (years)	(in thousands) (2)

Balance as of January 2, 2015	886,780	$26.40
Awards granted	331,191	43.76
Awards vested	(428,878)	29.72
Awards forfeited	(9,116)	32.25

Balance as of January 1, 2016	779,977	$31.88	1.5	$38,960

Expected to vest as of January 1, 2016	769,883	$31.94	1.5	$38,456

(1) Does not include employee stock purchase plans or stock option plans.

(2) The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of January 1, 2016 was $49.95.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. All stock options have dividend equivalent rights (“DER”), which entitle holders of stock options to the same dividend value per share as holders of common stock. DER are subject to the same vesting terms as the corresponding stock options. DER are accumulated and paid in cash when the underlying stock options vest and are forfeited if the underlying stock options do not vest. During the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014, the Company recorded stock-based compensation expense of $552,000, $689,000 and $1,077,000, respectively, associated with stock options.

Option activity is as follows(1):

			Weighted-	Aggregate
		Weighted-	average	intrinsic
	Number	average	remaining	value
	of shares	exercise	contractual	(in
	outstanding	price	term (years)	thousands)

Balance as of January 2, 2015	395,000	$19.21
Options granted	40,000	44.20
Options forfeited and expired	-	-
Options exercised	(150,000)	12.18

Balance as of January 1, 2016	285,000	$26.42	6.59	$6,706
Vested and expected to vest as of January 1, 2016	281,263	$26.28	6.57	$6,657

Exercisable at January 1, 2016	171,250	$20.89	5.65	$4,977

(1) Does not include restricted stock or employee stock purchase plans.

The total intrinsic value of options exercised during the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014 was $5,524,000, $1,975,000 and $3,177,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended January 1, 2016, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 1, 2016. This amount changes based on the fair-value of the Company’s stock.

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

The Company used historical exercise and post-vesting forfeiture and expiration data to estimate the expected term of options granted. The historical volatility of the Company’s common stock over a period of time equal to the expected term of the options granted was used to estimate expected volatility. The risk-free interest rate used in the option-pricing model was based on United States Treasury zero coupon issues with remaining terms similar to the expected term on the options. The dividend yield assumption considers the expectation of continued declaration of dividends, offset by option holders’ dividend equivalent rights. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting option forfeitures and stock-based compensation expense was recorded only for those awards that are expected to vest. All share-based payment awards are recognized on a straight-line basis over the requisite service periods of the awards.

The assumptions used to value option grants for the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014 are as follows:

	Stock Option Plan
	2015	2014	2013

Expected life (in years)	6.1	6.1	6.4
Risk-free interest rate	1.69%	1.8%	1.4%
Volatility	27%	32%	36%
Dividend yield	0%	0%	0%

The weighted-average grant date fair value of options granted during the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014 were $13.30, $12.23 and $9.39, respectively.

The amount of stock-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of income for the fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014 is as follows:

	2015	2014	2013
(In thousands)
Compensation and related expenses:
Restricted stock units	$11,907	$11,889	$11,680
Stock option grants	552	689	1,077
Sub-total	12,459	12,578	12,757

General and administrative expenses:
Restricted stock units	500	501	411
Sub-total	500	501	411
Total stock-based compensation expense	$12,959	$13,079	$13,168

Income tax benefit	$5,068	$5,141	$5,195

As of January 1, 2016, there was $6,331,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.4 years, related to unvested restricted stock unit awards and $331,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.4 years, related to unvested stock options. Total unrecognized compensation costs will be adjusted for future changes in estimated forfeitures.

Note 10: Retirement Plans

The Company provides a defined contribution retirement plan for its employees whereby the Company contributes to each eligible employee’s account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $7,317,000, $6,954,000, and $6,564,000 in fiscal 2015, 2014, and 2013, respectively.

Note 11: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of January 1, 2016 and January 2, 2015 the invested amounts under the plans totaled $42,940,000 and $43,848,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income and expense.

As of January 1, 2016 and January 2, 2015, vested amounts due under the plans totaled $46,740,000 and $45,394,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the fiscal years 2015, 2014 and 2013, the Company recognized compensation expense of $(325,000), $2,525,000, and $6,044,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income, net.

Note 12: Commitments and Contingencies

The following is a summary of the future minimum payments, required under non-cancelable operating leases, with terms in excess of one year, as of January 1, 2016:

(In thousands)
Lease
Fiscal year	commitments
2016	$7,919
2017	5,780
2018	3,221
2019	2,062
2020	1,151
Thereafter	1,444
$21,577

Total rent expense from property leases in fiscal 2015, 2014, and 2013 was $6,202,000, $5,951,000 and $5,929,000, respectively. Total expense from other operating leases in fiscal 2015, 2014, and 2013 was $1,794,000, $1,965,000 and $1,704,000, respectively. The Company had $432,000 in outstanding purchase commitments as of January 1, 2016. These commitments are expected to be fulfilled by the end of fiscal 2016.

On December 14, 2015, the Company entered into an agreement to purchase a 1.1 acre parcel of land with 27,000 square feet of warehouse storage space in Menlo Park, California adjacent to the Company’s owned office and lab facilities. The Company has leased this warehouse storage space for the past 25 years. The total purchase price is $8,250,000. On February 18, 2016, all of the purchase contingencies were released and the Company expects the sale to close in the next year.

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

Note 13: Miscellaneous Income, Net

Miscellaneous income, net, consisted of the following:

	Fiscal Years
(In thousands)	2015	2014	2013

Rental income	2,015	2,003	1,913
(Loss) gain on deferred compensation investments	(325)	2,525	6,044
Gain (loss) on foreign exchange	255	(293)	(89)
Other	48	31	4
Total	$1,993	$4,266	$7,872

Note 14: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During fiscal 2015 the Company provided services representing approximately 20% of revenues to clients in the energy and utilities industries. During fiscal 2015 the Company provided services representing approximately 18% of revenues to clients in the consumer products industry. During fiscal 2015 the Company provided services representing approximately 15% of revenues to clients in the transportation industry.

No single customer comprised more than 10% of the Company’s revenues for the years ended January 1, 2016, January 2, 2015 and January 3, 2014. No single customer comprised more than 10% of the Company’s accounts receivable at January 1, 2016 and January 2, 2015.

Note 15: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2015	2014	2013
Cash paid during the year:
Income taxes	$24,651	$27,421	$24,701
Non-cash investing and financing activities:
Unrealized gain (loss) on Investments	$(79)	$4	$(14)
Vested stock unit awards granted to settle accrued bonus	$6,169	$6,008	$5,807
Accrual for capital expenditures	$321	$-	$-

Note 16: Segment Reporting

The Company has two reportable operating segments based on two primary areas of service. The Engineering and Other Scientific segment is a broad service group providing technical consulting in different practices primarily in engineering. The Environmental and Health operating segment provides services in the area of environmental, epidemiology and health risk analysis. This segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment.

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2015, 2014 and 2013. Segment information for selected data from the balance sheets is presented for the fiscal years ended January 1, 2016 and January 2, 2015. Our CEO, the chief operating decision maker, does not review total assets in his evaluation of segment performance and capital allocation.

Revenues

	Fiscal Years
(In thousands)	2015	2014	2013

Engineering and Other Scientific	$237,959	$223,384	$215,972
Environmental and Health	74,873	81,320	80,196

Total revenues	$312,832	$304,704	$296,168

Operating Income

	Fiscal Years
(In thousands)	2015	2014	2013

Engineering and Other Scientific	$76,817	$72,207	$67,070
Environmental and Health	21,810	25,145	25,072

Total segment operating income	98,627	97,352	92,142

Corporate operating expense	(29,694)	(33,803)	(36,196)

Total operating income	$68,933	$63,549	$55,946

Capital Expenditures

	Fiscal Years
(In thousands)	2015	2014	2013

Engineering and Other Scientific	$3,197	$3,719	$5,180
Environmental and Health	164	211	148

Total segment capital expenditures	3,361	3,930	5,328

Corporate capital expenditures	2,018	1,017	898

Total capital expenditures	$5,379	$4,947	$6,226

Depreciation and Amortization

	Fiscal Years
(In thousands)	2015	2014	2013

Engineering and Other Scientific	$3,919	$3,637	$3,097
Environmental and Health	182	197	299

Total segment depreciation and amortization	4,101	3,834	3,396

Corporate depreciation and amortization	1,378	1,570	1,555

Total depreciation and amortization	$5,479	$5,404	$4,951

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2015	2014

United States	$27,775	$27,761
Foreign Countries	710	503

Total	$28,485	$28,264

Revenues (1)

	Fiscal Years
(In thousands)	2015	2014	2013

United States	$281,618	$273,635	$263,341
Foreign Countries	31,214	31,069	32,827

Total	$312,832	$304,704	$296,168

(1)	Geographic revenues are allocated based on the location of the client.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2015	April 3,	July 3,	October 2,	January 1,
(In thousands, except per share data)	2015	2015	2015	2016

Revenues before reimbursements	$76,141	$75,272	$74,503	$69,789
Revenues	80,293	79,864	78,994	73,681
Operating income	15,028	18,705	20,921	14,279
Income before income taxes	17,071	19,292	18,773	15,997

Net income	$10,333	$11,697	$11,719	$9,850

Net income per share
Basic	$0.39	$0.44	$0.44	$0.37
Diluted	$0.38	$0.43	$0.43	$0.36
Shares used in per share computations
Basic	26,622	26,714	26,597	26,491
Diluted	27,390	27,368	27,268	27,133

Fiscal 2014	April 4,	July 4,	October 3,	January 2,
(In thousands, except per share data)	2014	2014	2014	2015

Revenues before reimbursements	$72,967	$72,331	$74,264	$69,647
Revenues	75,962	76,574	78,557	73,611
Operating income	14,094	16,084	19,238	14,133
Income before income taxes	15,365	18,398	18,375	15,827

Net income	$9,154	$11,264	$11,040	$9,243

Net income per share
Basic	$0.34	$0.42	$0.41	$0.35
Diluted	$0.33	$0.41	$0.40	$0.34
Shares used in per share computations
Basic	27,074	27,040	26,938	26,586
Diluted	27,880	27,746	27,648	27,318

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
				Accounts
	Balance at	Provision	Provision	Written-off	Balance
	Beginning of	Charged to	Charged to	Net of	at End of
(In thousands)	Year	Expense	Revenues	Recoveries	Year
Year Ended January 1, 2016
Allowance for bad debt	$1,016	$284	$-	$(462)	$838
Allowance for contract losses	$2,370	$-	$645	$(1,061)	$1,954

Year Ended January 2, 2015
Allowance for bad debt	$942	$264	$-	$(190)	$1,016
Allowance for contract losses	$1,829	$-	$1,454	$(913)	$2,370

Year Ended January 3, 2014
Allowance for bad debt	$933	$515	$-	$(506)	$942
Allowance for contract losses	$1,733	$-	$1,189	$(1,093)	$1,829

(1) Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $7,000, $135,000 and $50,000 for the years ended January 1, 2016, January 2, 2015 and January 3, 2014, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 26, 2016	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul R. Johnston	President, Chief Executive Officer and Director	February 26, 2016
Paul R. Johnston, Ph.D.	(Principal Executive Officer)

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer and	February 26, 2016
Richard L. Schlenker, Jr.	Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Michael R. Gaulke	Chairman of the Board of Directors	February 26, 2016
Michael R. Gaulke

/s/ Karen A. Richardson	Director	February 26, 2016
Karen A. Richardson

/s/ Stephen C. Riggins	Director	February 26, 2016
Stephen C. Riggins

/s/ John B. Shoven	Director	February 26, 2016
John B. Shoven, Ph.D.

/s/ Debra L. Zumwalt	Director	February 26, 2016
Debra L. Zumwalt

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K. Unless otherwise indicated all filings are under SEC File Number 000-18655:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.1(iii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 28, 2015).

3.2(i)	Amended and Restated Bylaws of the Company, as amended and restated May 29, 2014 (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*10.19	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.20	Services Agreement between the Company and Exponent Engineering P.C. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2006).

10.24	Amendment No. 1 to Exponent, Inc. 1998 Nonstatutory Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.25	Amendment No. 1 to Exponent, Inc. 1999 Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.26	Amendment No. 1 to Exponent, Inc. 1999 Restricted Stock Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.28	2008 Employee Stock Purchase Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.31	Form of Restricted Stock Unit Employee Bonus Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.32	Form of Restricted Stock Unit Employee Matching Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.33	Form of Restricted Stock Unit Director Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.34	Amended and Restated Restricted Stock Unit Bonus Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.35	Amended and Restated Restricted Stock Unit Matching Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.36	Amended and Restated Restricted Stock Unit Director Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.37	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A filed on April 19, 2012).

10.38	Exponent, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.39	First Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended July 1, 2011).

10.40	Second Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

*10.41	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

10.42	Third Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

*10.43	Amendment to Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

10.44	Fourth Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2014).

10.45	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

* Indicates management compensatory plan, contract or arrangement

