Form 10-Q
period 2016-04-01
EXPONENT INC
filed 2016-05-06
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to__________

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

Yes ☐          No ☒

As of April 29, 2016, the latest practicable date, the registrant had 25,954,772 shares of common stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

April 1, 2016 and January 1, 2016

(in thousands, except par value)

(unaudited)

	April 1,	January 1,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$98,535	$125,751
Short-term investments	56,512	45,842
Accounts receivable, net of allowance for contract losses and doubtful accounts of $3,058 and $2,792 at April 1, 2016 and January 1, 2016, respectively	94,912	88,577
Prepaid expenses and other assets	11,693	12,616
Total current assets	261,652	272,786

Property, equipment and leasehold improvements, net	28,465	28,485
Goodwill	8,607	8,607
Deferred income taxes	39,829	39,456
Deferred compensation plan assets	37,362	36,522
Other assets	1,490	1,651
Total assets	$377,405	$387,507

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,175	$10,580
Accrued payroll and employee benefits	40,034	62,092
Deferred revenues	6,511	7,802
Total current liabilities	54,720	80,474

Other liabilities	2,014	1,913
Deferred compensation	46,247	40,322
Deferred rent	1,884	1,994
Total liabilities	104,865	124,703

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; 32,853 shares issued at April 1, 2016 and January 1, 2016	33	33
Additional paid-in capital	189,955	179,816
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	20	(65)
Foreign currency translation adjustments	(1,745)	(1,740)
	(1,725)	(1,805)
Retained earnings	273,524	269,259
Treasury stock, at cost; 6,899 and 7,133 shares held at April 1, 2016 and January 1, 2016, respectively	(189,247)	(184,499)
Total stockholders’ equity	272,540	262,804
Total liabilities and stockholders’ equity	$377,405	$387,507

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three Months Ended April 1, 2016 and April 3, 2015

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 1, 2016	April 3, 2015

Revenues:
Revenues before reimbursements	$78,950	$76,141
Reimbursements	4,206	4,152

Revenues	83,156	80,293

Operating expenses:
Compensation and related expenses	52,017	51,115
Other operating expenses	6,983	6,510
Reimbursable expenses	4,206	4,152
General and administrative expenses	3,514	3,488

Total operating expenses	66,720	65,265

Operating income	16,436	15,028

Other income, net:
Interest income, net	139	34
Miscellaneous income, net	1,159	2,009
Total other income, net	1,298	2,043

Income before income taxes	17,734	17,071

Income taxes	2,384	6,738

Net income	$15,350	$10,333

Net income per share:
Basic	$0.58	$0.39
Diluted	$0.56	$0.38

Shares used in per share computations:
Basic	26,513	26,622
Diluted	27,239	27,390

Cash dividends declared per common share	$0.18	$0.15

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended April 1, 2016 and April 3, 2015

(in thousands)

(unaudited)

	Three Months Ended
	April 1, 2016	April 3, 2015

Net income	$15,350	$10,333
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(5)	(501)
Unrealized gains (losses) on available-for-sale investment securities arising during the period, net of tax	85	(7)

Comprehensive income	$15,430	$9,825

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 1, 2016 and April 3, 2015

(in thousands)

(unaudited)

	Three Months Ended
	April 1, 2016	April 3, 2015
Cash flows from operating activities:

Net income	$15,350	$10,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,403	1,381
Amortization of premiums and accretion of discounts on short-term investments	22	213
Deferred rent	(110)	(145)
Provision for contract losses and doubtful accounts	434	390
Stock-based compensation	5,220	5,221
Deferred income tax provision	(430)	(1,938)
Excess tax benefit from equity incentive plans	-	(4,431)
Changes in operating assets and liabilities:
Accounts receivable	(6,769)	(2,098)
Prepaid expenses and other assets	728	2,689
Accounts payable and accrued liabilities	(2,300)	4,553
Accrued payroll and employee benefits	(11,944)	(12,017)
Deferred revenues	(1,291)	(2,450)
Net cash provided by operating activities	313	1,701

Cash flows from investing activities:
Capital expenditures	(1,481)	(627)
Purchase of short-term investments	(12,000)	-
Maturity of short-term investments	1,450	3,320
Net cash (used in) provided by investing activities	(12,031)	2,693

Cash flows from financing activities:
Excess tax benefit from equity incentive plans	-	4,431
Payroll taxes for restricted stock units	(7,613)	(7,267)
Repurchase of common stock	(3,500)	(3,500)
Exercise of share-based payment awards	305	289
Dividends and dividend equivalents rights	(4,628)	(4,023)
Net cash used in financing activities	(15,436)	(10,070)

Effect of foreign currency exchange rates on cash and cash equivalents	(62)	(156)

Net decrease in cash and cash equivalents	(27,216)	(5,832)
Cash and cash equivalents at beginning of period	125,751	129,490
Cash and cash equivalents at end of period	$98,535	$123,658

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended April 1, 2016 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2016 which was filed with the U.S. Securities and Exchange Commission on February 26, 2016.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries, which are all wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2016
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.18	$4,628
Total	$0.18	$4,628

	Fiscal Year 2015
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.15	$3,858
Second Quarter	0.15	3,887
Third Quarter	0.15	3,870
Fourth Quarter	0.15	3,867
Total	$0.60	$15,482

On April 20, 2016 the Company’s Board of Directors announced a cash dividend of $0.18 per share of the Company’s common stock, payable June 24, 2016, to stockholders of record as of June 10, 2016. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include accounting for revenue recognition and estimating the allowance for contract losses and doubtful accounts. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements. On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting which amends Accounting Standard Codification Topic 718, Compensation – Stock Compensation. ASU No. 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Under ASU No. 2016-09 entities will record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. Prior to ASU No. 2016-09 excess tax benefits were recognized in additional paid-in-capital on the balance sheet. Under ASU No. 2016-09 excess tax benefits will be classified as an operating activity in the statement of cash flows. Prior to ASU No. 2016-09, excess tax benefits were classified as a financing activity in the statement of cash flows. Under ASU No. 2016-09 entities will also elect an accounting policy to either estimate the number of forfeitures of share-based awards or account for forfeitures when they occur. Prior to ASU No. 2016-09, entities were required to estimate forfeitures. In addition, ASU No. 2016-09 allows entities to withhold from employees upon exercise or settlement of share-based awards up to the maximum individual statutory tax rate without classifying the awards as a liability.

ASU No. 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company elected to early adopt ASU No. 2016-09 as of the beginning of its first quarter of fiscal 2016.

During the first quarter of fiscal 2016 the Company recorded an excess tax benefit of $4,461,000 as an income tax benefit in the condensed consolidated statement of income and classified this excess tax benefit as an operating activity in the condensed consolidated statement of cash flows. Excluding the excess tax benefit, net income would have been $10,889,000 and diluted earnings per share would have been $0.40 per share. The recognition of excess tax benefits and deficiencies was applied prospectively and thus prior periods were not adjusted. The formula for calculating diluted earnings per share under the treasury stock method no longer includes the estimated excess tax benefits that were recorded in additional paid-in capital. The impact of the adoption of ASU No. 2016-09 had an inconsequential impact on weighted average diluted shares outstanding during the first quarter of fiscal 2016.

In connection with the early adoption of ASU No. 2016-09 the Company elected to account for forfeitures of share-based awards when they occur. This election is applied prospectively and thus prior periods were not adjusted. An adjustment of $79,000 was made during the first quarter of fiscal 2016 to reduce beginning retained earnings for estimated forfeitures previously recorded on outstanding share-based awards. The election to account for forfeitures of share-based awards when they occur did not have a material impact on stock-based compensation expense during the first quarter of fiscal 2016.

Recent Accounting Pronouncements Not Yet Effective. On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”) when it becomes effective. In August 2015 the FASB issued ASU No. 2015-14, which deferred by one year the effective date for the new revenue recognition standard for entities reporting under U.S. GAAP. In accordance with the deferral, the new standard will be effective for the Company on the first day of fiscal 2018 (December 30, 2017). Early application is permitted beginning fiscal 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On February 25, 2016 the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize most leases on their balance sheet.  The new standard will be effective for the Company on the first day of fiscal 2019 (December 29, 2018).  Early adoption is permitted.  The standard requires use of the modified retrospective transition method, with elective relief, which requires application of the guidance for all periods presented.  The Company is evaluating the effect ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The standard will require the Company to record a right of use asset and a lease liability that will materially gross up its balance sheet.

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during the three months ended April 1, 2016 and April 3, 2015. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at April 1, 2016:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$12,028	$12,028	$-	$-

Fixed income available- for-sale securities (2)	56,512	-	56,512	-

Fixed income trading securities held in deferred compensation plan (3)	10,394	10,394	-	-

Equity trading securities held in deferred compensation plan (3)	32,844	32,844	-	-

Total	$111,778	$55,266	$56,512	$-

Liabilities

Deferred compensation plan (4)	52,122	52,122	-	-

Total	$52,122	$52,122	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 1, 2016:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$10,530	$10,530	$-	$-

Fixed income available- for-sale securities (2)	45,842	-	45,842	-

Fixed income trading securities held in deferred compensation plan (3)	9,295	9,295	-	-

Equity trading securities held in deferred compensation plan (3)	33,645	33,645	-	-

Total	$99,312	$53,470	$45,842	$-

Liabilities
Deferred compensation plan (4)	46,740	46,740	-	-

Total	$46,740	$46,740	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of April 1, 2016 and January 1, 2016 represent obligations of United States agencies and state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of April 1, 2016:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$86,507	$-	$-	$86,507

Cash equivalents:
Money market securities	12,028	-	-	12,028
Total cash equivalents	12,028	-	-	12,028
Total cash and cash equivalents	98,535	-	-	98,535

Short-term investments:
U.S. agency securities	53,964	33	(1)	53,996
State and municipal bonds	2,515	1	-	2,516
Total short-term investments	56,479	34	(1)	56,512

Total cash, cash equivalents and short-term investments	$155,014	$34	$(1)	$155,047

Cash, cash equivalents and short-term investments consisted of the following as of January 1, 2016:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$115,221	$-	$-	$115,221

Cash equivalents:
Money market securities	10,530	-	-	10,530
Total cash equivalents	10,530	-	-	10,530
Total cash and cash equivalents	125,751	-	-	125,751

Short-term investments:
U.S. Agency securities	41,946	1	(106)	41,841
State and municipal bonds	4,002	-	(1)	4,001
Total short-term investments	45,948	1	(107)	45,842

Total cash, cash equivalents and short-term investments	$171,699	$1	$(107)	$171,593

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of April 1, 2016:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$18,479	$18,498
Due between one and two years	38,000	38,014
Total	$56,479	$56,512

At April 1, 2016 and January 1, 2016, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at April 1, 2016 and January 1, 2016, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at April 1, 2016 and January 1, 2016 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three months ended April 1, 2016 and April 3, 2015.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	April 1, 2016	April 3, 2015

Shares used in basic per share computation	26,513	26,622
Effect of dilutive common stock options outstanding	121	142
Effect of dilutive restricted stock units outstanding	605	626

Shares used in diluted per share computation	27,239	27,390

There were no options excluded from the diluted per share calculations for the three months ended April 1, 2016. Common stock options to purchase 21,978 shares were excluded from the diluted per share calculation for the three months ended April 3, 2015 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $44.20 for the three months ended April 3, 2015.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,717,000 and $1,693,000 during the three months ended April 1, 2016 and April 3, 2015, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,126,000 and $3,131,000 during the three months ended April 1, 2016 and April 3, 2015, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense associated with stock option grants of $377,000 and $397,000 during the three months ended April 1, 2016 and April 3, 2015, respectively.

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

The Company used historical exercise and post-vesting forfeiture and expiration data to estimate the expected term of options granted. The historical volatility of the Company’s common stock over a period of time equal to the expected term of the options granted was used to estimate expected volatility. The risk-free interest rate used in the option-pricing model was based on United States Treasury zero-coupon issues with remaining terms similar to the expected term of the options. The dividend yield assumption considers the expectation of continued declaration of dividends, offset by option holders’ dividend equivalent rights.

With the adoption of ASU 2016-09 in the quarter ended April 1, 2016 (See Recently Adopted Accounting Pronouncements), the Company accounts for forfeitures of stock-based awards when they occur. All stock-based payment awards are recognized on a straight-line basis over the requisite service periods of the awards.

Note 5: Treasury Stock

On May 29, 2014, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 21, 2015, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock.

The Company repurchased 72,724 shares of its common stock for $3,500,000 during the three months ended April 1, 2016.  The Company repurchased 80,966 shares of its common stock for $3,500,000 during the three months ended April 3, 2015. As of April 1, 2016, the Company had remaining authorization under its stock repurchase plans of $43,265,000 to repurchase shares of common stock.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $5,791,000 and $4,943,000 were recorded as a reduction to retained earnings during the three months ended April 1, 2016 and April 3, 2015, respectively

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of April 1, 2016 and January 1, 2016, the invested amounts under the plans totaled $43,238,000 and $42,940,000, respectively. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of April 1, 2016 and January 1, 2016, vested amounts due under the plans totaled $52,122,000 and $46,740,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended April 1, 2016 and April 3, 2015, the Company recognized an increase in compensation expense of $427,000 and $1,381,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	April 1, 2016	April 3, 2015

Cash paid during period:

Income taxes	$1,001	$390

Non-cash investing and financing activities:

Unrealized gain (loss) on short-term investments	$85	$(7)

Vested stock unit awards issued to settle accrued bonuses	$6,334	$6,169

Accrual for capital expenditures	$223	$-

Note 8: Accounts Receivable, Net

At April 1, 2016 and January 1, 2016, accounts receivable, net, was comprised of the following:

	April 1,	January 1,
(In thousands)	2016	2016

Billed accounts receivable	$63,451	$62,360
Unbilled accounts receivable	34,519	29,009
Allowance for contract losses and doubtful accounts	(3,058)	(2,792)
Total accounts receivable, net	$94,912	$88,577

Note 9: Segment Reporting

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

Segment information for the three months ended April 1, 2016 and April 3, 2015 follows:

Revenues

	Three Months Ended
(In thousands)	April 1, 2016	April 3, 2015

Engineering and Other Scientific	$64,810	$59,801
Environmental and Health	18,346	20,492

Total revenues	$83,156	$80,293

Operating Income

	Three Months Ended
(In thousands)	April 1, 2016	April 3, 2015

Engineering and Other Scientific	$21,138	$19,245
Environmental and Health	5,195	6,464

Total segment operating income	26,333	25,709

Corporate operating expense	(9,897)	(10,681)

Total operating income	$16,436	$15,028

Capital Expenditures

	Three Months Ended
(In thousands)	April 1, 2016	April 3, 2015

Engineering and Other Scientific	$1,190	$392
Environmental and Health	23	24

Total segment capital expenditures	1,213	416

Corporate capital expenditures	268	211

Total capital expenditures	$1,481	$627

Depreciation and Amortization

	Three Months Ended
(In thousands)	April 1, 2016	April 3, 2015

Engineering and Other Scientific	$1,021	$1,104
Environmental and Health	43	43

Total segment depreciation and amortization	1,064	1,147

Corporate depreciation and amortization	339	234

Total depreciation and amortization	$1,403	$1,381

No single customer comprised more than 10% of the Company’s revenues during the three months ended April 1, 2016 and April 3, 2015. No single customer comprised more than 10% of the Company’s accounts receivable at April 1, 2016 and January 1, 2016.

Note 10: Goodwill

Below is a breakdown of goodwill reported by segment as of April 1, 2016:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total

Goodwill	$8,099	$508	$8,607

There were no acquisitions, dispositions, impairments or other changes in the carrying amount of goodwill, nor any changes in the composition of the Company’s reporting units, during the three months ended April 1, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2016, which are contained in our fiscal 2015 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 26, 2016.

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

Business Overview

Exponent, Inc. is an engineering and scientific consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, physicians, engineers and business consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and business today. Our services include analysis of product development, product recall, regulatory compliance, and the discovery of potential problems related to products, people, property and impending litigation.

CRITICAL ACCOUNTING ESTIMATES

In preparing our unaudited condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for contract losses and doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition and estimating the allowance for contract losses and doubtful accounts are described in our fiscal 2014 Annual Report on Form 10-K under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2016 increased 4% to $83,156,000 as compared to $80,293,000 during the same period last year. Revenues before reimbursements for the first quarter of 2016 increased 4% to $78,950,000 as compared to $76,141,000 during same period last year. We experienced good demand for our consulting services from a diverse set of clients for both reactive and proactive projects. We continue to be retained to investigate significant accidents and failures and continue to see strong demand for our proactive services in consumer electronics and medical devices. We assisted clients with a diverse set of product recalls ranging from vehicles to toys and supported clients in evaluating potential new products for performance reliability and safety. The low growth rate in revenues was due to one of our major investigations in our Environmental and Health Segment ending in July of 2015.

For the quarter we had strong performance from our biomedical engineering, electrical engineering & computer science, human factors, materials & corrosion engineering, polymer science & materials chemistry, and thermal sciences practices.

Net income increased to $15,350,000 during the first quarter of 2016 as compared to $10,333,000 during the same period last year. Diluted earnings per share increased to $0.56 per share as compared to $0.38 in the same period last year. The increase in net income and diluted earnings per share was primarily due to the early adoption of ASU No. 2016-09, on a prospective basis, during the first quarter of fiscal 2016. Under ASU No. 2016-09 excess tax benefits are recorded as an income tax benefit in the condensed consolidated statement of income. Prior to the adoption of ASU No. 2016-09 excess tax benefits were recognized in additional paid-in capital. The tax benefit realized during the first quarter of fiscal 2016 was $4,461,000, or $0.16 per diluted share. Excluding the excess tax benefit, net income would have been $10,889,000 in the first quarter of fiscal 2016, representing an increase of 5% as compared to the same period last year. Excluding the excess tax benefit, diluted earnings per share would have been $0.40 per share during the first quarter of fiscal 2016.

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

Overview of the Three Months Ended April 1, 2016

During the first quarter of 2016, billable hours increased 1% to 295,000 as compared to 292,000 during the same period last year. Our utilization decreased to 74% during the first quarter of 2016 as compared to 75% during the first quarter of 2015. Technical full-time equivalent employees increased 3% to 768 during the first quarter of 2016 as compared to 745 during the same period last year due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended April 1, 2016 compared to Three Months Ended April 3, 2015

Revenues
	Three Months Ended
(in thousands, except percentages)	April 1, 2016	April 3, 2015	Percent Change

Engineering and Other Scientific	$64,810	$59,801	8.4%
Percentage of total revenues	77.9%	74.5%
Environmental and Health	18,346	20,492	(10.5)%
Percentage of total revenues	22.1%	25.5%

Total revenues	$83,156	$80,293	3.6%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first quarter of 2016, billable hours for this segment increased by 6% to 224,000 as compared to 211,000 during the same period last year. The increase in billable hours was due to demand for our services in our biomedical engineering, electrical engineering & computer science, human factors, materials & corrosion engineering, polymer science & materials chemistry, and thermal sciences practices. Utilization in this segment was 77% during the first quarter of 2016 and 2015. Technical full-time equivalent employees in this segment increased 6% to 559 during the third quarter of 2015 as compared to 529 for the same period last year due to our continuing recruiting and retention efforts.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours. During the first quarter of 2016, billable hours for this segment decreased by 12% to 71,000 as compared to 81,000 during the same period last year. Utilization in this segment decreased to 65% for the first quarter of 2016 as compared to 72% for the same period last year. The decrease in billable hours and utilization was due to one of our major investigations ending in July of 2015 and weaker demand for our services in our health centers. Technical full-time equivalent employees in this segment decreased by 3% to 209 during the first quarter of 2016 as compared to 216 during the same period last year due to our efforts to align resources with anticipated demand.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	April 1, 2016	April 3, 2015	Percent Change

Compensation and related expenses	$52,017	$51,115	1.8%
Percentage of total revenues	62.6%	63.7%

The increase in compensation and related expenses during the first quarter of 2016 was due to an increase in payroll and benefits expense partially offset by a change in the value of assets associated with our deferred compensation plan. Payroll expense increased $1,671,000 and fringe benefits increased $356,000 due to the increase in technical full-time equivalent employees and our annual salary increases. During the first quarter of 2016, deferred compensation expense decreased $954,000 with a corresponding decrease to other income (expense), net, as compared to the same period last year due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $427,000 during the first quarter of 2016 as compared to an increase in the value of the plan assets of $1,381,000 during same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	April 1, 2016	April 3, 2015	Percent Change

Other operating expenses	$6,983	$6,510	7.3%
Percentage of total revenues	8.4%	8.1%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first quarter of 2016 was primarily due to an increase in occupancy expense of $276,000, an increase in computer expense of $110,000, and several individually insignificant increases, all of which were associated with the increase in technical full-time equivalent employees and investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	April 1, 2016	April 3, 2015	Percent Change

Reimbursable expenses	$4,206	$4,152	1.3%
Percentage of total revenues	5.1%	5.2%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	April 1, 2016	April 3, 2015	Percent Change

General and administrative expenses	$3,514	$3,488	0.7%
Percentage of total revenues	4.2%	4.3%

The increase in general and administrative expenses during the first quarter of 2016 was primarily due to increases in recruiting, relocation, and professional development partially offset by a decrease in legal expenses. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development initiatives and pursue staff development initiatives.

Other Income, Net
	Three Months Ended
(in thousands, except percentages)	April 1, 2016	April 3, 2015	Percent Change

Other income, net	$1,298	$2,043	(36.5)%
Percentage of total revenues	1.6%	2.5%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. During the first quarter of 2016, other income, net, decreased $954,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $427,000 during the first quarter of 2016 as compared to an increase in the value of the plan assets of $1,381,000 during the same period last year.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	April 1, 2016	April 3, 2015	Percent Change

Income taxes	$2,384	$6,738	(64.6)%
Percentage of total revenues	2.9%	8.4%
Effective tax rate	13.4%	39.5%

The decrease in income taxes and the decrease in our effective tax rate were primarily due to the early adoption of ASU No. 2016-09, on a prospective basis, during the first quarter of fiscal 2016. Under ASU No. 2016-09 excess tax benefits are recorded as an income tax benefit in the condensed consolidated statement of net income. Prior to the adoption of ASU No. 2016-09 excess tax benefits were recognized in additional paid-in capital. The tax benefit realized during the first quarter of fiscal 2016 was $4,461,000. Excluding the excess tax benefit, the effective tax rate would have been 38.6%. The decrease in our effective tax rate, excluding the impact of ASU No. 2016-09, was due to an increase in foreign earnings in jurisdictions with lower income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in thousands)	April 1, 2016	April 3, 2015

Net cash provided by operating activities	$313	$1,701
Net cash (used in) provided by investing activities	(12,031)	2,693
Net cash (used in) financing activities	(15,436)	(10,070)

We financed our business during the first quarter of 2016 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of April 1, 2016, our cash, cash equivalents and short-term investments were $155.0 million compared to $171.6 million at January 1, 2016. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is collections from our clients. Our primary uses of cash from operating activities are for employee related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel. Under ASU No. 2016-09 the excess tax benefit of $4,461,000 for the first quarter of 2016 was classified as an operating activity in the statement of cash flows. The excess tax benefit of $4,431,000 for the first quarter of 2015 was classified as a financing activity.

The increase in net cash used in investing activities during the first quarter of 2016 as compared to the same period last year was due to an increase in purchases of short-term investments.

The increase in net cash used in financing activities during the first quarter of 2016 as compared to the same period last year was due to the early adoption of ASU No. 2016-09 on a prospective basis. Under ASU No. 2016-09 the excess tax benefit of $4,461,000 for the first quarter of 2016 was classified as an operating activity in the statement of cash flows. The excess tax benefit of $4,431,000 for the first quarter of 2015 was classified as a financing activity.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2016. There have been no material changes in our contractual obligations since January 1, 2016.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $46,247,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at April 1, 2016. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of April 1, 2016 invested amounts under the plan of $37,362,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for the three months ended April 1, 2016 and April 3, 2015:

	Three Months Ended
(in thousands, except percentages)	April 1, 2016	April 3, 2015

Revenues before reimbursements	$78,950	$76,141

EBITDA	$18,998	$18,418

EBITDA as a % of revenues before reimbursements	24.1%	24.2%

The slight decrease in EBITDA as a percentage of revenues before reimbursements during the first quarter of 2016 as compared to the same period last year was due to the decrease in utilization. Utilization for the first quarter of 2016 was 74% as compared to 75% during the same period last year.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended April 1, 2016 and April 3, 2015:

	Three Months Ended
(in thousands)	April 1, 2016	April 3, 2015

Net income	$15,350	$10,333

Add back (subtract):

Income taxes	2,384	6,738
Interest income, net	(139)	(34)
Depreciation and amortization	1,403	1,381

EBITDA	18,998	18,418

Stock-based compensation	5,220	5,221

EBITDAS	$24,218	$23,639

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

At April 1, 2016, we had net assets of approximately $5.2 million with a functional currency of the British Pound, net assets of approximately $2.6 million with a functional currency of the Euro, and net assets of approximately $2.2 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At April 1, 2016, we had net assets denominated in the non-functional currency of approximately $2.3 million. As such, a ten percent change in the value of the local currency would result in $0.23 million foreign currency gain or loss in our results of operations.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of April 1, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended April 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended April 1, 2016 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

January 2 to January 29	-	$-	-	$46,765
January 30 to February 26	-	-	-	$46,765
February 27 to April 1	73	48.13	73	$43,265
Total	73	$48.13	73	$43,265

(1)	On May 29, 2014, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 21, 2015, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

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

Date: May 6, 2016
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer