Form 10-Q
period 2016-09-30
EXPONENT INC
filed 2016-11-04
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________

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

Yes ☐       No ☒

As of October 28, 2016, the latest practicable date, the registrant had 25,592,534 shares of common stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

September 30, 2016 and January 1, 2016

(in thousands, except par value)

(unaudited)

	September 30,	January 1,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$98,425	$125,751
Short-term investments	51,993	45,842
Accounts receivable, net of allowance for contract losses and doubtful accounts of $3,805 and $2,792 at September 30, 2016 and January 1, 2016, respectively	94,292	88,577
Prepaid expenses and other assets	12,596	12,616
Total current assets	257,306	272,786

Property, equipment and leasehold improvements, net	37,457	28,485
Goodwill	8,607	8,607
Deferred income taxes	40,751	39,456
Deferred compensation plan assets	40,365	36,522
Other assets	929	1,651
Total assets	$385,415	$387,507

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,709	$10,580
Accrued payroll and employee benefits	53,866	62,092
Deferred revenues	5,590	7,802
Total current liabilities	69,165	80,474

Other liabilities	2,102	1,913
Deferred compensation	45,662	40,322
Deferred rent	1,664	1,994
Total liabilities	118,593	124,703

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized;
32,853 shares issued at September 30, 2016 and January 1, 2016	33	33
Additional paid-in capital	193,105	179,816
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	-	(65)
Foreign currency translation adjustments	(2,436)	(1,740)
	(2,436)	(1,805)
Retained earnings	285,616	269,259
Treasury stock, at cost; 7,261 and 7,133 shares held at September 30, 2016 and January 1, 2016, respectively	(209,496)	(184,499)
Total stockholders’ equity	266,822	262,804
Total liabilities and stockholders’ equity	$385,415	$387,507

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2016 and October 2, 2015

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Revenues:
Revenues before reimbursements	$74,160	$74,503	$226,444	$225,916
Reimbursements	3,452	4,491	11,619	13,235

Revenues	77,612	78,994	238,063	239,151

Operating expenses:
Compensation and related expenses	47,797	42,853	146,854	139,745
Other operating expenses	7,020	6,766	21,221	19,979
Reimbursable expenses	3,452	4,491	11,619	13,235
General and administrative expenses	3,748	3,963	11,407	11,538

Total operating expenses	62,017	58,073	191,101	184,497

Operating income	15,595	20,921	46,962	54,654

Other income (expense), net:
Interest income (expense), net	179	47	489	115
Miscellaneous income (expense), net	2,146	(2,195)	4,880	367
Total other income (expense), net	2,325	(2,148)	5,369	482

Income before income taxes	17,920	18,773	52,331	55,136

Income taxes	6,631	7,054	15,239	21,387

Net income	$11,289	$11,719	$37,092	$33,749

Net income per share:
Basic	$0.43	$0.44	$1.40	$1.27
Diluted	$0.42	$0.43	$1.36	$1.23

Shares used in per share computations:
Basic	26,545	26,597	26,563	26,644
Diluted	27,185	27,268	27,234	27,350

Cash dividends declared per common share	$0.18	$0.15	$0.54	$0.45

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2016 and October 2, 2015

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Net income	$11,289	$11,719	$37,092	$33,749
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(186)	(199)	(696)	(535)
Unrealized (losses) gains on available-for-sale investment securities arising during the period, net of tax	(19)	13	65	(4)

Comprehensive income	$11,084	$11,533	$36,461	$33,210

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and October 2, 2015

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2016	October 2, 2015
Cash flows from operating activities:
Net income	$37,092	$33,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,509	4,034
Amortization of premiums and accretion of discounts on short-term investments	7	515
Deferred rent	(330)	(80)
Provision for contract losses and doubtful accounts	1,688	785
Stock-based compensation	10,659	10,536
Deferred income tax provision	(1,284)	(869)
Excess tax benefit from equity incentive plans	-	(4,983)
Changes in operating assets and liabilities:
Accounts receivable	(7,403)	(8,585)
Prepaid expenses and other assets	(342)	1,206
Accounts payable and accrued liabilities	(1,059)	4,236
Accrued payroll and employee benefits	(4,091)	(3,900)
Deferred revenues	(2,212)	(2,334)
Net cash provided by operating activities	37,234	34,310

Cash flows from investing activities:
Capital expenditures	(13,063)	(4,355)
Purchase of short-term investments	(36,000)	(16,000)
Maturity of short-term investments	29,950	13,555
Net cash used in investing activities	(19,113)	(6,800)

Cash flows from financing activities:
Excess tax benefit from equity incentive plans	-	4,983
Payroll taxes for restricted stock units	(7,685)	(7,365)
Repurchase of common stock	(24,456)	(19,814)
Exercise of share-based payment awards	1,499	1,547
Dividends and dividend equivalents rights	(14,174)	(11,780)
Net cash used in financing activities	(44,816)	(32,429)

Effect of foreign currency exchange rates on cash and cash equivalents	(631)	(114)

Net decrease in cash and cash equivalents	(27,326)	(5,033)
Cash and cash equivalents at beginning of period	125,751	129,490
Cash and cash equivalents at end of period	$98,425	$124,457

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 30, 2016 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2016, which was filed with the U.S. Securities and Exchange Commission on February 26, 2016.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries, which are all wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2016
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.18	$4,628
Second Quarter	0.18	4,675
Third Quarter	0.18	4,659
Total	$0.54	$13,962

	Fiscal Year 2015
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.15	$3,858
Second Quarter	0.15	3,887
Third Quarter	0.15	3,870
Fourth Quarter	0.15	3,867
Total	$0.60	$15,482

On October 19, 2016, the Company’s Board of Directors announced a cash dividend of $0.18 per share of the Company’s common stock, payable December 23, 2016, to stockholders of record as of December 2, 2016. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Recently Adopted Accounting Pronouncement. On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standard Codification Topic 718, Compensation – Stock Compensation. ASU No. 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Under ASU No. 2016-09, entities will record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. Prior to ASU No. 2016-09, excess tax benefits were recognized in additional paid-in-capital on the balance sheet. Under ASU No. 2016-09, excess tax benefits will be classified as an operating activity in the statement of cash flows. Prior to ASU No. 2016-09, excess tax benefits were classified as a financing activity in the statement of cash flows. Under ASU No. 2016-09, entities will also elect an accounting policy to either estimate the number of forfeitures of share-based awards or account for forfeitures when they occur. Prior to ASU No. 2016-09, entities were required to estimate forfeitures. In addition, ASU No. 2016-09 allows entities to withhold from employees upon exercise or settlement of share-based awards up to the maximum individual statutory tax rate without classifying the awards as a liability.

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

During the third quarter of fiscal 2016 the Company recorded an excess tax benefit of $39,000 as an income tax benefit in the condensed consolidated statement of income and classified this excess tax benefit as an operating activity in the condensed consolidated statement of cash flows. Excluding the excess tax benefit, net income would have been $11,250,000 and diluted earnings per share would have been $0.41 per share during the third quarter of fiscal 2016. During the nine months ended September 30, 2016, the Company recorded an excess tax benefit of $4,827,000 as an income tax benefit in the condensed consolidated statement of income and classified this excess tax benefit as an operating activity in the condensed consolidated statement of cash flows. Excluding the excess tax benefit, net income would have been $32,265,000 and diluted earnings per share would have been $1.18 per share during the nine months ended September 30, 2016. The recognition of excess tax benefits and deficiencies was applied prospectively and thus prior periods were not adjusted. The formula for calculating diluted earnings per share under the treasury stock method no longer includes the estimated excess tax benefits that were recorded in additional paid-in capital. The impact of the adoption of ASU No. 2016-09 had an immaterial impact on weighted average diluted shares outstanding during the three and nine months ended September 30, 2016.

In connection with the early adoption of ASU No. 2016-09, the Company elected to account for forfeitures of share-based awards when they occur. This election is applied prospectively and thus prior periods were not adjusted. An adjustment of $78,000 was made during the nine months ended September 30, 2016 to reduce beginning retained earnings for estimated forfeitures previously recorded on outstanding share-based awards. The election to account for forfeitures of share-based awards when they occur did not have a material impact on stock-based compensation expense during the three and nine months ended September 30, 2016.

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

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize most leases on their balance sheet.  The new standard will be effective for the Company on the first day of fiscal 2019 (December 29, 2018).  Early adoption is permitted.  The standard requires use of the modified retrospective transition method, with elective relief, which requires application of the guidance for all periods presented.  The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The standard will require the Company to record a right of use asset and a lease liability that will materially gross up its balance sheet.

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2016 and October 2, 2015. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 30, 2016:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$28,901	$28,901	$-	$-

Fixed income available- for-sale securities (2)	51,993	-	51,993	-

Fixed income trading securities held in deferred compensation plan (3)	12,020	12,020	-	-

Equity trading securities held in deferred compensation plan (3)	34,528	34,528	-	-

Total	$127,442	$75,449	$51,993	$-

Liabilities
Deferred compensation plan (4)	51,845	51,845	-	-

Total	$51,845	$51,845	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 1, 2016:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$10,530	$10,530	$-	$-

Fixed income available- for-sale securities (2)	45,842	-	45,842	-

Fixed income trading securities held in deferred compensation plan (3)	9,295	9,295	-	-

Equity trading securities held in deferred compensation plan (3)	33,645	33,645	-	-

Total	$99,312	$53,470	$45,842	$-

Liabilities
Deferred compensation plan (4)	46,740	46,740	-	-

Total	$46,740	$46,740	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of September 30, 2016 and January 1, 2016 represent obligations of United States agencies and state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2016:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$69,524	$-	$-	$69,524

Cash equivalents:
Money market securities	28,901	-	-	28,901
Total cash equivalents	28,901	-	-	28,901
Total cash and cash equivalents	98,425	-	-	98,425

Short-term investments:
U.S. agency securities	51,994	14	(15)	51,993
Total short-term investments	51,994	14	(15)	51,993

Total cash, cash equivalents and short-term investments	$150,419	$14	$(15)	$150,418

Cash, cash equivalents and short-term investments consisted of the following as of January 1, 2016:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$115,221	$-	$-	$115,221

Cash equivalents:
Money market securities	10,530	-	-	10,530
Total cash equivalents	10,530	-	-	10,530
Total cash and cash equivalents	125,751	-	-	125,751

Short-term investments:
U.S. agency securities	41,946	1	(106)	41,841
State and municipal bonds	4,002	-	(1)	4,001
Total short-term investments	45,948	1	(107)	45,842

Total cash, cash equivalents and short-term investments	$171,699	$1	$(107)	$171,593

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of September 30, 2016:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$7,994	$8,003
Due between one and two years	44,000	43,990
Total	$51,994	$51,993

At September 30, 2016 and January 1, 2016, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at September 30, 2016 and January 1, 2016, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at September 30, 2016 and January 1, 2016 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and nine months ended September 30, 2016 and October 2, 2015.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Shares used in basic per share computation	26,545	26,597	26,563	26,644
Effect of dilutive common stock options outstanding	115	139	121	143
Effect of dilutive restricted stock units outstanding	525	532	550	563

Shares used in diluted per share computation	27,185	27,268	27,234	27,350

There were no options excluded from the diluted per share calculations for the three and nine months ended September 30, 2016. Common stock options to purchase 40,000 shares were excluded from the diluted per share calculation for the three months ended October 2, 2015 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $44.20 for the three months ended October 2, 2015. Common stock options to purchase 33,993 shares were excluded from the diluted per share calculation for the nine months ended October 2, 2015 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $44.20 for the nine months ended October 2, 2015.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,548,000 and $1,616,000 during the three months ended September 30, 2016 and October 2, 2015, respectively. For the nine months ended September 30, 2016 and October 2, 2015, the Company recorded stock-based compensation expense associated with accrued bonus awards of $4,716,000 and $4,959,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,115,000 and $967,000 during the three months ended September 30, 2016 and October 2, 2015, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $5,447,000 and $5,078,000 during the nine months ended September 30, 2016 and October 2, 2015, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense associated with stock option grants of $67,000 and $51,000 during the three months ended September 30, 2016 and October 2, 2015, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $496,000 and $499,000 during the nine months ended September 30, 2016 and October 2, 2015, respectively.

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

With the adoption of ASU 2016-09 as of the beginning of the first quarter of fiscal 2016 (see Note 1 - Recently Adopted Accounting Pronouncement), the Company accounts for forfeitures of stock-based awards when they occur. All stock-based payment awards are recognized on a straight-line basis over the requisite service periods of the awards.

Note 5:  Treasury Stock

On May 29, 2014, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 21, 2015, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock.

The Company repurchased 491,312 shares of its common stock for $24,456,000 during the nine months ended September 30, 2016.  The Company repurchased 463,402 shares of its common stock for $19,814,000 during the nine months ended October 2, 2015.  As of September 30, 2016 the Company had remaining authorization under its stock repurchase plans of $22,307,000 to repurchase shares of common stock.

On October 19, 2016, the Company announced that its Board of Directors had authorized an additional $35,000,000 in share repurchases, increasing the Company’s current authorization to $57,307,000.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $5,791,000 and $4,943,000 were recorded as a reduction to retained earnings during the nine months ended September 30, 2016 and October 2, 2015, respectively.

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of September 30, 2016 and January 1, 2016, the invested amounts under the plans totaled $46,548,000 and $42,940,000, respectively. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income (expense), net.

As of September 30, 2016 and January 1, 2016, vested amounts due under the plans totaled $51,845,000 and $46,740,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended September 30, 2016 and October 2, 2015, the Company recognized compensation expense of $1,458,000 and ($2,688,000), respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income (expense), net. During the nine months ended September 30, 2016 and October 2, 2015, the Company recognized compensation expense of $2,823,000 and ($1,379,000), respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income (expense), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 30, 2016	October 2, 2015

Cash paid during period:

Income taxes	$13,375	$17,087

Non-cash investing and financing activities:

Unrealized gain (loss) on short-term investments	$65	$(4)

Vested stock unit awards issued to settle accrued bonuses	$6,334	$6,169

Accrual for capital expenditures	$739	$805

Note 8: Accounts Receivable, Net

At September 30, 2016 and January 1, 2016, accounts receivable, net, was comprised of the following:

	September 30,	January 1,
(In thousands)	2016	2016

Billed accounts receivable	$63,676	$62,360
Unbilled accounts receivable	34,421	29,009
Allowance for contract losses and doubtful accounts	(3,805)	(2,792)
Total accounts receivable, net	$94,292	$88,577

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

Segment information for the three and nine months ended September 30, 2016 and October 2, 2015 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Engineering and Other Scientific	$61,237	$61,052	$187,026	$180,212
Environmental and Health	16,375	17,942	51,037	58,939

Total revenues	$77,612	$78,994	$238,063	$239,151

Operating Income

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Engineering and Other Scientific	$19,933	$20,252	$60,632	$58,605
Environmental and Health	4,758	5,039	13,981	18,134

Total segment operating income	24,691	25,291	74,613	76,739

Corporate operating expense	(9,096)	(4,370)	(27,651)	(22,085)

Total operating income	$15,595	$20,921	$46,962	$54,654

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Engineering and Other Scientific	$902	$1,057	$3,365	$2,268
Environmental and Health	33	52	94	123

Total segment capital expenditures	935	1,109	3,459	2,391

Corporate capital expenditures	8,746	1,532	9,604	1,964

Total capital expenditures	$9,681	$2,641	$13,063	$4,355

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Engineering and Other Scientific	$1,136	$951	$3,273	$2,877
Environmental and Health	45	46	133	133

Total segment depreciation and amortization	1,181	997	3,406	3,010

Corporate depreciation and amortization	401	332	1,103	1,024

Total depreciation and amortization	$1,582	$1,329	$4,509	$4,034

No single customer comprised more than 10% of the Company’s revenues during the three or nine months ended September 30, 2016 and October 2, 2015. No single customer comprised more than 10% of the Company’s accounts receivable at September 30, 2016 and January 1, 2016.

Note 10: Goodwill

Below is a breakdown of goodwill reported by segment as of September 30, 2016:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total

Goodwill	$8,099	$508	$8,607

There were no acquisitions, dispositions, impairments or other changes in the carrying amount of goodwill, nor any changes in the composition of the Company’s reporting units, during the three and nine months ended September 30, 2016.

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

Note 12: Related Party Transaction

On July 29, 2016, Exponent’s Board of Directors appointed Dr. Catherine Corrigan as its President. Dr. Paul Johnston continues to serve as the Company’s Chief Executive Officer. Dr. Corrigan relocated from the Company’s Philadelphia, Pennsylvania office to its Menlo Park, California office. In connection with the relocation, the Company purchased Dr. Corrigan’s primary residence in Pennsylvania for an appraised value of $1.25 million. The Company intends to resell the house as soon as practicable; therefore, the house is recorded in prepaid expenses and other assets.

Note 13: Subsequent Event

On October 19, 2016, the Company announced that its Board of Directors had authorized an additional $35,000,000 in share repurchases, increasing the Company’s current authorization to $57,307,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2016, which are contained in our fiscal 2015 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 26, 2016 (our “2015 Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our 2015 Annual Report under the heading “Risk Factors” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our unaudited condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for contract losses and doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition and estimating the allowance for contract losses and doubtful accounts are described in our 2015 Annual Report under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2016 decreased 2% to $77,612,000 as compared to $78,994,000 during the same period last year. Revenues before reimbursements for the third quarter of 2016 decreased slightly to $74,160,000 as compared to $74,503,000 during the same period last year. Net income decreased 4% to $11,289,000 during the third quarter of 2016 as compared to $11,719,000 during the same period last year. Diluted earnings per share decreased to $0.42 per share as compared to $0.43 in the same period last year.

The decreases in revenues and net income were due to softening of demand in a few industry sectors partially offset by an increase in demand related to consumer products and construction. Recent shifts in market conditions have resulted in reduced revenues from the oil & gas and industrial chemicals industries and a slowdown in intellectual property cases. Additionally, after several years of growth, revenues from the automotive industry remained flat in the third quarter. During the third quarter we did see increased activity related to consumer product recalls and construction disputes.

We remain focused on selectively adding top talent and developing the skills necessary to expand our market position and providing clients with in-depth scientific research and analysis to determine what happened and how to prevent failures or exposures in the future. We also remain focused on capitalizing on emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases and dividends to enhance shareholder value.

Overview of the Three Months Ended September 30, 2016

During the third quarter of 2016, billable hours decreased 3% to 278,000 as compared to 286,000 during the same period last year. Our utilization decreased to 70% during the third quarter of 2016 as compared to 73% during the third quarter of 2015. Technical full-time equivalent employees increased 2% to 761 during the third quarter of 2016 as compared to 749 during the same period last year.

Three Months Ended September 30, 2016 compared to Three Months Ended October 2, 2015

Revenues

	Three Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

Engineering and Other Scientific	$61,237	$61,052	0.3%
Percentage of total revenues	78.9%	77.3%
Environmental and Health	16,375	17,942	(8.7)%
Percentage of total revenues	21.1%	22.7%

Total revenues	$77,612	$78,994	(1.7)%

The increase in revenues for our Engineering and Other Scientific segment was primarily due to an increase in billing rates. During the third quarter of 2016, billable hours for this segment decreased by 1% to 214,000 as compared to 216,000 during the same period last year. Utilization in this segment decreased to 73% during the third quarter of 2016 as compared to 77% during the same period last year. The decreases in billable hours and utilization were due to recent shifts in market conditions, such as reduced spending in the oil & gas industry and lower demand related to intellectual property cases. Additionally, after several years of growth, revenues from the automotive industry were flat during the third quarter of 2016. These decreases were partially offset by increased activity related to consumer product recalls and construction disputes. Technical full-time equivalent employees in this segment increased 5% to 566 during the third quarter of 2016 as compared to 538 for the same period last year due to our continuing recruiting and retention efforts.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours and the impact of unfavorable foreign exchange rates, partially offset by an increase in billing rates. During the third quarter of 2016, billable hours for this segment decreased by 9% to 64,000 as compared to 70,000 during the same period last year. Utilization in this segment was 63% for the third quarter of 2016 and 2015. The decrease in billable hours was due to one of our major investigations ending in the third quarter of 2015 and the impact from reduced spending in the oil & gas and industrial chemicals industries. Technical full-time equivalent employees in this segment decreased by 8% to 195 during the third quarter of 2016 as compared to 211 during the same period last year due to our efforts to align resources with anticipated demand.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

Compensation and related expenses	$47,797	$42,853	11.5%
Percentage of total revenues	61.6%	54.2%

The increase in compensation and related expenses during the third quarter of 2016 was due to an increase in payroll expense and a change in the value of assets associated with our deferred compensation plan, partially offset by a decrease in bonus expense. Payroll expense increased $1,295,000 due to the increase in technical full-time equivalent employees and our annual salary increases. During the third quarter of 2016, deferred compensation expense increased $4,146,000 with a corresponding increase to miscellaneous income (expense), net, as compared to the same period last year due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,458,000 during the third quarter of 2016 as compared to a decrease in the value of the plan assets of $2,688,000 during same period last year. Bonus expense decreased $353,000 during the third quarter of 2016 due to a decrease in income before income taxes, before bonus expense, and before stock-based compensation expense.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

Other operating expenses	$7,020	$6,766	3.8%
Percentage of total revenues	9.0%	8.6%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the third quarter of 2016 was primarily due to an increase in depreciation expense of $253,000 associated with investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

Reimbursable expenses	$3,452	$4,491	(23.1)%
Percentage of total revenues	4.4%	5.7%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

General and administrative expenses	$3,748	$3,963	(5.4)%
Percentage of total revenues	4.8%	5.0%

The decrease in general and administrative expenses during the third quarter of 2016 was primarily due to decreases in legal fees and travel & meals, partially offset by an increase in bad debt. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development initiatives and pursue staff development initiatives.

Other Income (Expense), Net

	Three Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

Other income (expense), net	$2,325	$(2,148)	208.2%
Percentage of total revenues	3.0%	(2.7)%

Other income (expense), net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. During the third quarter of 2016, other income (expense), net, increased $4,146,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,458,000 during the third quarter of 2016 as compared to a decrease in the value of the plan assets of $2,688,000 during the same period last year.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

Income taxes	$6,631	$7,054	(6.0)%
Percentage of total revenues	8.5%	8.9%
Effective tax rate	37.0%	37.6%

The decrease in income taxes was due to a corresponding decrease in pre-tax income.

Nine Months Ended September 30, 2016 compared to Nine Months Ended October 2, 2015

Revenues

	Nine Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

Engineering and Other Scientific	$187,026	$180,212	3.8%
Percentage of total revenues	78.6%	75.4%
Environmental and Health	51,037	58,939	(13.4)%
Percentage of total revenues	21.4%	24.6%

Total revenues	$238,063	$239,151	(0.5)%

The increase in revenues for our Engineering and Other Scientific segment was primarily due to an increase in billable hours and billing rates. During the first nine months of 2016, billable hours for this segment increased 2% to 649,000 as compared to 635,000 during the same period last year. Utilization in this segment decreased to 74% during the first nine months of 2016 as compared to 76% during the same period last year. The increase in billable hours was due to demand for our services in our civil engineering, polymer science & materials chemistry, and materials & corrosion engineering practices. The decrease in utilization was due to recent shifts in market conditions, such as reduced spending in the oil & gas industry and lower demand related to intellectual property cases. Technical full-time equivalent employees in this segment increased 6% to 563 during the first nine months of 2016 as compared to 533 for the same period last year due to our continuing recruiting and retention efforts.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours and the impact of unfavorable foreign exchange rates, partially offset by an increase in billing rates. During the first nine months of 2016, billable hours for this segment decreased by 13% to 199,000 as compared to 229,000 during the same period last year. Utilization in this segment decreased to 63% for the first nine months of 2016 as compared to 68% for the same period last year. The decrease in billable hours and utilization was due to one of our major investigations ending in the third quarter of 2015 and the impact from reduced spending in the oil & gas and industrial chemicals industries. Technical full-time equivalent employees in this segment decreased by 6% to 203 during the first nine months of 2016 as compared to 215 during the same period last year due to our efforts to align resources with anticipated demand.

Compensation and Related Expenses

	Nine Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

Compensation and related expenses	$146,854	$139,745	5.1%
Percentage of total revenues	61.7%	58.4%

The increase in compensation and related expenses during the first nine months of 2016 was due to an increase in payroll expense and a change in the value of assets associated with our deferred compensation plan, partially offset by a decrease in bonus expense. Payroll expense increased $3,897,000 due to the increase in technical full-time equivalent employees and our annual salary increases. During the first nine months of 2016, deferred compensation expense increased $4,202,000 with a corresponding increase to miscellaneous income (expense), net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,823,000 during the first nine months of 2016 as compared to a decrease in the value of the plan assets of $1,379,000 during the same period last year. Bonus expense decreased $1,471,000 during the first nine months of 2016 due to a decrease in income before income taxes, before bonus expense, and before stock-based compensation expense.

Other Operating Expenses

	Nine Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

Other operating expenses	$21,221	$19,979	6.2%
Percentage of total revenues	8.9%	8.4%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first nine months of 2016 was primarily due to an increase in depreciation expense of $475,000, an increase in occupancy expense of $394,000, an increase in computer expense of $164,000 and several individually insignificant increases, all of which were associated with the increase in technical full-time equivalent employees and investments in our corporate infrastructure.

Reimbursable Expenses

	Nine Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

Reimbursable expenses	$11,619	$13,235	(12.2)%
Percentage of total revenues	4.9%	5.5%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Nine Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

General and administrative expenses	$11,407	$11,538	(1.1)%
Percentage of total revenues	4.8%	4.8%

The decrease in general and administrative expenses during the first nine months of 2016 was primarily due to a decrease in outside consulting services and legal fees, partially offset by an increase in bad debt.

Other Income (Expense), Net

	Nine Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

Other income (expense), net	$5,369	$482	1,014%
Percentage of total revenues	2.3%	0.2%

Other income (expense), net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. During the first nine months of 2016, other income (expense), net, increased $4,202,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,823,000 during the first nine months of 2016 as compared to a decrease in the value of the plan assets of $1,379,000 during the same period last year. The increase in other income (expense), net, during the first nine months of 2016 was also due to an increase in interest income of $374,000 and an increase in rental income of $226,000.

Income Taxes

	Nine Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	Percent Change

Income taxes	$15,239	$21,387	(28.7)%
Percentage of total revenues	6.4%	8.9%
Effective tax rate	29.1%	38.8%

The decrease in income taxes and the decrease in our effective tax rate were primarily due to the early adoption of ASU No. 2016-09, on a prospective basis, during the first quarter of fiscal 2016. Under ASU No. 2016-09 excess tax benefits are recorded as an income tax benefit in the condensed consolidated statement of income. Prior to the adoption of ASU No. 2016-09, excess tax benefits were recognized in additional paid-in capital. The tax benefit realized during the first nine months of fiscal 2016 was $4,827,000. Excluding the excess tax benefit, the effective tax rate would have been 38.3%. The decrease in our effective tax rate, excluding the impact of ASU No. 2016-09, was due to an increase in foreign earnings in jurisdictions with lower income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in thousands)	September 30, 2016	October 2, 2015

Net cash provided by operating activities	$37,234	$34,310
Net cash (used in) investing activities	(19,113)	(6,800)
Net cash (used in) financing activities	(44,816)	(32,429)

We financed our business during the first nine months of 2016 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of September 30, 2016, our cash, cash equivalents and short-term investments were $150.4 million compared to $171.6 million at January 1, 2016. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is collections from our clients. Our primary uses of cash from operating activities are for employee related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel. Under ASU No. 2016-09, the excess tax benefit of $4,827,000 for the first nine months of 2016 was classified as an operating activity in the statement of cash flows. The excess tax benefit of $4,983,000 for the first nine months of 2015 was classified as a financing activity.

The increase in net cash used in investing activities during the first nine months of 2016, as compared to the same period last year, was due to an increase in capital expenditures and an increase in the purchase of short-term investments. On August 12, 2016, we completed the purchase of a 1.1 acre parcel of land with 27,000 square feet of warehouse storage space in Menlo Park, California adjacent to our owned office and lab facilities. We had leased this warehouse storage space for the past 25 years. The total purchase price was $8,250,000.

The increase in net cash used in financing activities during the first nine months of 2016, as compared to the same period last year, was due to the early adoption of ASU No. 2016-09 on a prospective basis. Under ASU No. 2016-09, the excess tax benefit of $4,827,000 for the first nine months of 2016 was classified as an operating activity in the statement of cash flows. The excess tax benefit of $4,983,000 for the first nine months of 2015 was classified as a financing activity. The increase in net cash used in financing activities during the first nine months of 2016 was also due to an increase in repurchases of our common stock and dividends paid.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $45,662,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at September 30, 2016. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of September 30, 2016, invested amounts under the plan of $40,365,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and nine months ended September 30, 2016 and October 2, 2015:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Revenues before reimbursements	$74,160	$74,503	$226,444	$225,916

EBITDA	$19,323	$20,055	$56,351	$59,055

EBITDA as a % of revenues before reimbursements	26.1%	26.9%	24.9%	26.1%

The decrease in EBITDA as a percentage of revenues before reimbursements during the third quarter of 2016 as compared to the same period last year was due to the decrease in utilization. Utilization for the third quarter of 2016 was 70% as compared to 73% during the same period last year. The decrease in utilization was due to the impact of the completion of a major project during the third quarter of 2015 and recent shifts in market conditions, such as reduced spending in the oil & gas industry and lower demand related to intellectual property cases. The decrease in utilization was also due to lower demand from the industrial chemicals industry.

The decrease in EBITDA as a percentage of revenues before reimbursements during the first nine months of 2016 as compared to the same period last year was due to the decrease in utilization. Utilization for the first nine months of 2016 was 71% as compared to 74% during the same period last year. The decrease in utilization was due to the impact of the completion of a major project during the third quarter of 2015 and recent shifts in market conditions, such as reduced spending in the oil & gas industry and lower demand related to intellectual property cases. The decrease in utilization was also due to lower demand from the industrial chemicals industry.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended September 30, 2016 and October 2, 2015:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Net income	$11,289	$11,719	$37,092	$33,749

Add back (subtract):

Income taxes	6,631	7,054	15,239	21,387
Interest income, net	(179)	(47)	(489)	(115)
Depreciation and amortization	1,582	1,329	4,509	4,034

EBITDA	19,323	20,055	56,351	59,055

Stock-based compensation	2,730	2,634	10,659	10,536

EBITDAS	$22,053	$22,689	$67,010	$69,591

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

At September 30, 2016, we had net assets of approximately $6.9 million with a functional currency of the British Pound, net assets of approximately $2.7 million with a functional currency of the Euro, and net assets of approximately $3.0 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At September 30, 2016, we had net assets denominated in the non-functional currency of approximately $1.4 million. As such, a ten percent change in the value of the local currency would result in a $140,000 foreign currency gain or loss in our results of operations.

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

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective.

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

(b)          Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended September 30, 2016 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

July 2 to July 29	-	$-	-	$42,306
July 30 to August 26	60	50.66	60	$39,266
August 27 to September 30	341	49.76	341	$22,307
Total	401	$49.90	401	$22,307

(1)	On May 29, 2014, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 21, 2015, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. On October 19, 2016, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibit Index

10.46	Executive Compensation Clawback Policy

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: November 4, 2016

/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

- 29 -