Form 10-K
period 2016-12-30
EXPONENT INC
filed 2017-02-24
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

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

Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sales price of the common stock as reported on the NASDAQ Global Select Market on July 1, 2016, the last business day of the registrant’s most recently completed second quarter, was $1,315,000,349. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of July 1, 2016 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 17, 2017 was 25,597,038.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders to be held on June 1, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 30, 2016

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and incorporates by reference, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended), including but not limited to statements regarding future growth and market opportunities, revenue, margins, headcount, utilization and operating expenses, that are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, statements other than statements of current or historical fact are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “continue”, “could”, “may”, “plan”, “expect” and similar expressions, as they relate to the Company or its management, identify certain of such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business, and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in this Annual Report under the heading “Risk Factors” and elsewhere.

The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to update or revise any such forward-looking statements.

PART I

Item 1. Business

GENERAL

Exponent, Inc., together with its subsidiaries, (“Exponent”, the “Company”, “we”, “us” and “our”) is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, engineers, business and regulatory consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and government today. Our services include analysis of product development, product recall, regulatory compliance, and the discovery of potential problems related to products, people, property and impending litigation.

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

CLIENTS

General

Exponent serves clients in chemical, construction, consumer products, energy, food, beverage and nutrition, government, life sciences, insurance, manufacturing, technology, industrial equipment, transportation and other sectors of the economy. Many of our engagements are initiated directly by large corporations or by lawyers or insurance companies whose clients anticipate, or are engaged in, litigation related to their products, equipment, processes or services. The scope of our services in failure prevention and technology evaluation has grown as the technological complexity of products has increased over the years.

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a time and material basis, charging in the latter case hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $170 to $750 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Exponent provides high quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate 19 practices in two reportable operating segments, Engineering and Other Scientific and Environmental and Health:

ENGINEERING AND OTHER SCIENTIFIC

•	Biomechanics
•	Biomedical Engineering
•	Buildings & Structures
•	Civil Engineering
•	Construction Consulting
•	Electrical Engineering & Computer Science
•	Engineering Management Consulting
•	Human Factors
•	Industrial Structures
•	Materials & Corrosion Engineering
•	Mechanical Engineering
•	Polymer Science & Materials Chemistry
•	Statistical & Data Sciences
•	Thermal Sciences
•	Vehicle Analysis

ENVIRONMENTAL AND HEALTH

•	Chemical Regulation & Food Safety
•	Ecological & Biological Sciences
•	Environmental & Earth Sciences
•	Health Sciences

ENGINEERING AND OTHER SCIENTIFIC

Biomechanics

Our Biomechanics Practice uses engineering and biomedical science to solve complex problems at the intersection of biology and engineering. Our expertise is used to understand and evaluate the interaction between the human body as a biological system and the physical environment to explore the cause, nature, and severity of injuries.

During the past year, our biomechanics staff performed analyses of human injuries which occurred while individuals were utilizing a variety of products including recreational vehicles, sporting goods, trucks, trains, aircraft, industrial equipment, and automobiles.  They also looked at the implications of using protective devices (such as restraint systems, airbags, and helmets) on reducing the potential for injury, and assessed injuries in the workplace, in the home, and during recreational activities.

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

Buildings & Structures

The basic function of a building is to provide structurally sound, durable and environmentally controlled space to house and protect occupants and contents. If this basic function is not achieved, it is because one or more aspect(s) of the building design or construction failed to perform its intended function. Our architects, structural engineers, and material scientists have been investigating such failures for decades, and we use this experience to solve problems with building systems and components, including finding the best repair options and mitigating the risk of future failures.

During the past year, we have evaluated numerous problems with residential, commercial and industrial structures for insurers, attorneys and owners. Our evaluations often include property inspections, laboratory or on site testing, engineering analysis, and the development of repair recommendations. In addition, we have worked with owners to assess and mitigate the risk of failure associated with hazards such as hurricanes, earthquakes, tsunamis and aging infrastructure. We have assessed these risks to high-rise buildings, industrial facilities, pipelines and nuclear power plant structures.

Civil Engineering

Our Civil Engineering Practice provides broad expertise that includes geotechnical engineering, geological engineering, engineering geology, and geology to address a host of geo-failures, including landslides, foundation and retaining wall failures, pipeline failures, dam and levee failures, and construction claims. We also provide peer review services for complicated structures. Our water resources staff specializes in the application of proven hydrologic, hydraulic, hydrodynamic, and sediment transport research and science to provide scientifically sound and cost-effective solutions to our clients.

Over the past year, our consultants have been engaged in a number of investigations related to wildland fires, landslides, retaining wall and foundation failures, large construction claims, flooding and sediment transport. This practice provided services for property owners, contractors, design professionals, attorneys and insurance carriers.

Construction Consulting

Our Construction Consulting Practice provides project advisory, risk analysis, strategic planning, dispute resolution, delay analysis and financial damages services. During the past year, we expanded the practice by leveraging key client relationships in several construction sectors including utilities, mining, and oil and gas. The practice has expanded to Asia by hiring senior personnel based in Exponent’s Hong Kong office and has been retained on numerous complex international arbitrations. Our multi-disciplinary staff, which includes engineers, architects, construction managers, schedulers, accountants, and technical specialists, provides these services to both the public and private sectors for clients who represent a diverse mix of companies and agencies.

Our projects include many sectors of the construction and engineering industry which include power plants, transmission and distribution facilities, petrochemical facilities, water treatment plants, bridges and roads, rail systems, tunnels, airports, sporting arenas and gaming facilities. We provide services to firms involved in the engineering and construction industry including corporate clients, public agencies, lending agencies, engineering and construction contractors, subcontractors, attorneys and insurance carriers.

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

Engineering Management Consulting

Our Engineering Management Consulting Practice provides multi-disciplinary expertise and rapid response to assist clients with management consulting services related to technical issues. Our consultants provide services in the areas of asset strategy, technology strategy, regulatory strategy, asset planning, project management, engineering, construction, maintenance, operations, and risk management. This practice primarily services the electric and gas utility industries, including transmission, distribution, fossil fuel generation, nuclear generation, and renewable generation.

Risk management services include unique capabilities in the areas of risk and reliability assessment and mitigation. Our scientists and engineers assist our clients in minimizing losses related to asset failures and/or business operations. Accidents, unanticipated events, and system failures are the primary causes of deferred or lost production interruptions and may lead to loss of life, injury, property damage, and undesired releases. Our multi-disciplinary staff has also performed diverse technical, business interruption, and compliance-related risk and reliability assessments for chemical, petrochemical, petroleum, and manufacturing clients worldwide.

Human Factors

Our Human Factors Practice evaluates human performance and safety in product and system use. Our consultants study how the limitations and capabilities of people, including memory, perception, reaction time, judgment, physical size and dexterity, affect the way they use a product, interact with an organization or environment, process information or participate in an activity.

We address the reliability of human memory and retrospective reporting in the gathering of fact-based evidence. We review warnings and labeling issues related to consumer products, pharmaceuticals, motor vehicles, medical devices and industrial products. We support clients, including manufacturers, by assessing the usability and manner in which consumers may be expected to interact with products and how this may relate to safety and users’ experiences with the product. In addition, we assist manufacturers with compliance with regulatory guidelines related to products and work with them regarding analysis of adverse event reports and consumer complaints in publicly available databases overseen by the Consumer Product Safety Commission and the Food and Drug Administration. We also provide support assessing alleged false advertising claims for consumer products, foods and pharmaceuticals.

Industrial Structures

Our Industrial Structures Practice, based in Düsseldorf, Germany with offices in Hamburg and Berlin, provides specialized engineering expertise required for industrial structures subject to extreme conditions. We have provided planning, condition assessment, rehabilitation design and engineered demolition and dismantling for more than 1,000 industrial facilities around the world. Much of our Industrial Structures Practice centers on three types of facilities: antenna masts and towers, power plants, and specialized industrial structures such as refractories to protect against high process temperatures or tanks containing potentially dangerous product. Each year we provide quality assurance, including both inspection and engineering analysis, on almost 1,000 tower structures for a variety of facilities including telecommunications, wind energy, and industrial chimneys. In addition, our consultants provide inspection services to assist our clients with on-time, quality construction on their projects.

We have developed in-house, specialized computer software for non-linear material behavior that can provide realistic performance assessment of a wide variety of specialized structures such as cracked reinforced concrete components, multi-layer refractories and masonry towers. In addition, our staff regularly participates in the creation of consensus engineering standards for assessment and design of industrial facilities.

Materials & Corrosion Engineering

Our in-depth knowledge of materials science, corrosion, and metallurgical engineering, combined with the breadth of our collective experience across many industries and disciplines gives our Materials and Corrosion Engineering Practice a unique ability to efficiently provide our clients with solutions to their complex materials-based problems. We use our knowledge and experience to understand how and why materials, products, and processes may not perform their intended function, as well as to prevent future problems. In the past year, our Materials and Corrosion Engineering Practice helped clients solve critical materials-related issues in the consumer electronics, medical device, chemical processing, transportation, energy, utilities, and aerospace fields, among others.

Mechanical Engineering

We provide clients with a thorough comprehension of current and alternative designs to identify vulnerabilities before failures occur, develop appropriate risk mitigation methods, and provide post-failure investigations. Our consultants review the safety and reliability of industrial processes, manufactured products, and engineered systems, and we determine the root cause of failures. We assist in legal and insurance matters, failure investigations, product recall investigations, internal compliance programs, product development, workplace safety evaluations, and intellectual property matters.

Our staff members develop and utilize detailed and validated computational models and laboratory experimental methods to evaluate products, systems, and equipment. We perform field inspections, rely on industry standards, and utilize operational data to inform our analyses. We have performed these activities in a broad range of industries including transportation, heavy equipment, building systems, medical devices, energy, and consumer products. During the past year, our mechanical engineers worked on a wide variety of projects ranging from high-profile consumer product recall investigations to oilfield equipment failures and workplace safety issues.

Polymer Science & Materials Chemistry

Our Polymer Science and Materials Chemistry Practice consults with industrial, government, legal, insurance and individual clients regarding polymers and textiles used in diverse applications as well as chemical aspects of batteries, drug delivery systems, and other products that depend on highly controlled manufacturing environments. We assist clients in understanding the short- and long-term performance of plastic, rubber, adhesive, coating, composite, reactive chemical systems, and electrochemical energy storage systems when challenged by physical, chemical, thermal and other operational stressors.  Our work also includes customized chemical, electrochemical and rheological testing and leverages significant internal electron microscopy and computerized tomography imaging capabilities.

Our consultants participate in product development programs, perform failure analyses and provide support to clients involved in regulatory and legal proceedings and the protection of intellectual property. Clients value our technical expertise related to chemistry, formulation, manufacturing and materials performance, our understanding of the history and evolution of these materials, and our ability to assist them in identifying and incorporating emerging materials and manufacturing technologies into their businesses. During the past year, significant program activities addressed aspects of automotive materials, battery systems, consumer electronics, wearable devices, sporting goods, implantable medical devices, combination drug delivery systems, historical formulations and components, manufacturing technology, industrial textiles, performance apparel, building materials, technology scouting, materials science aspects of health risk, service life prediction, sustainability, and intellectual property related to consumer, recreational, medical, pharmaceutical and other products, including trade secrets.

Statistical & Data Sciences

The Statistical and Data Sciences Practice comprises our core capabilities in methods for the collection, management, visualization, and inferential analysis of data. Drawing on experience in a breadth of engineering, science, health, and environmental applications—and frequently working in collaboration with other practices—we assist clients at all stages of the product or process life cycle: designing and analyzing product development studies; improving and controlling manufacturing process and product quality; and monitoring the safety, reliability, and performance of products in use by customers.  We design sample surveys and experiments, create value-added databases through synthesis of client-supplied and public data, and implement innovative techniques for machine learning and predictive analytics. Our approach to studies is intended to support data-driven decision making and to help clients measure their risks and benefits to determine appropriate courses of action.

During the past year, our statisticians and data scientists worked on diverse projects for government, industry, and legal clients.  We performed assessments of manufacturing quality systems, evaluated the durability and reliability of smart cards for identity management and credentialing, applied data mining methods in reinterpreting the results of medical device clinical trials, examined the field reliability of consumer electronic equipment, and integrated and analyzed data to support the launch of an environmental remediation program.

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

During the past year, our work in oil and gas exploration and production, Liquefied Natural Gas (LNG) and downstream oil and gas sectors has continued. Our services in these areas include assessing new oil well control technologies, assessing potential fire and explosion risks and consequences, investigating loss of containment incidents and assessing the integrity of fixed assets.

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

Our Test and Engineering Center located in Phoenix, Arizona, is used for our most complex testing and analysis of results. We have gained a worldwide reputation for our ability to mobilize resources expeditiously and efficiently, integrate a broad array of technical disciplines, and provide valuable insight that is objective and withstands rigorous scrutiny. Many of our projects involve addressing the cause of accidents and our clients rely on us to determine what happened in an accident and why it happened. In many cases, clients also want us to assess what could have been done to reduce the severity of the accident or to mitigate occupant injuries to those involved. Current advances in emerging transportation technologies and concepts allow the multi-discipline team of scientists, engineers, and analysts across numerous practices to focus on the development and implementation of connected vehicles, automated vehicles, connected/smart cities, and data analyses. Whether the objective is design analysis, component testing, failure analysis, or accident reconstruction, our knowledge of vehicle systems and engineering principles coupled with our experience from conducting full-scale tests aim to add insight and proficiency to every project.

ENVIRONMENTAL AND HEALTH SCIENCES

Chemical Regulation & Food Safety

Our Chemical Regulation and Food Safety Practice includes both technical and regulatory specialists who are experienced in dealing with foods, food ingredients, cosmetics, dietary supplements, and with pesticide and non-pesticide products including conventional chemicals, biochemicals, microbials, antimicrobials/biocides, and products of biotechnology, and industrial chemicals. We provide practical, scientific and regulatory support to meet global business objectives at every stage of the product cycle, from research and development to retail and beyond.

During the past year our Chemical Regulation and Food Safety staff have conducted a wide array of work. The European and U.S. sides of the practice were jointly involved with the ongoing support of multiple new pesticide active ingredients and end-use products. The European side of our business was involved with many projects related to plant protection and biocidal product regulatory submissions, from new active substances and those under review to product-specific dossiers for individual European member states. In addition, we provided many specialist assessments relating to human and environmental exposure and product efficacy and national and international Maximum Residue Limit/import tolerance submissions. In Europe and the U.S., we continued to provide clients with regulatory compliance support for food contact materials, food additives, novel foods, nutrition-related analyses, as well as undertaking safety assessments for food and cosmetics products. We also provided proactive and reactive product safety and litigation support. For industrial chemicals we continued to provide full regulatory support for our clients who prepared and submitted registrations and risk assessments. In the U.S. we continued to provide services related to new pesticide active ingredients and end-use product development and registrations in the U.S., Canada, and Mexico, registration review under EPA, import tolerances in the U.S. and Canada, due diligence related to product and/or business sales, and data compensation, as well as the approval of new pesticide inert ingredients and new non-pesticide active ingredient approvals.

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

Environmental & Earth Sciences

Our environmental scientists and engineers provide cost-effective, scientifically defensible and realistic assessments and solutions to complex environmental issues. We offer technical, regulatory and litigation support to industries that include oil and gas, mining and minerals, chemicals, forest products, railroads, aerospace, and trade associations, and to municipal and government clients. Our consultants specialize in the areas of environmental fate and transport, environmental chemistry and forensics, hydrogeology, air toxics, modeling and monitoring, water quality and water supply, data analytics, remediation consulting, environmental engineering and waste management, climate impacts, and evaluation of environmental and social risks. Our work often involves complex and high visibility environmental problems and issues, often the focus of environmental or toxic tort claims, where evaluation of contamination, historical reconstruction of events, releases, and doses, and water resource issues are central to problem resolution. We provide case-specific strategic and advisory consulting on risk mitigation, planning, and regulatory issues, as well as high-level technical strategic consulting for complex matters where understanding the long-term implications of early technical actions is critical to managing overall liability.

Health Sciences

Our health scientists, epidemiologists, toxicologists, industrial hygienists, biostatisticians, risk assessors, and physicians apply epidemiology, exposure assessment, and toxicology principles to examine and address complex health-related risk issues in a variety of settings. The members of our staff are recognized nationally and internationally for their outstanding credentials and decades of experience from government, academia and industry. Our research work has included numerous community health assessments, disease cluster investigations, survey research, occupational cohort and case-control studies, exposure assessment and simulation studies, cancer modeling, meta-analyses, and state-of-the-art reviews. We have addressed issues for clients on industrial chemicals, pesticides, drugs, medical devices, nanotechnology, and other agents.

Our multidisciplinary team has extensive experience investigating a broad variety of health concerns such as claims of illnesses from exposures to ionizing radiation and electromagnetic fields, chemicals, dusts and other airborne particulates, smoke and fumes, nanoparticles, molds and other micro-organisms. Our atmospheric scientists provide air quality and meteorological modeling, permitting, and licensing support services. Our environmental and health scientists investigate accidental releases of chemicals, evaluate fate and transport of chemical substances, simulate home and workplace exposures, develop measures of prevention and exposure control, and assist clients with emergency preparedness and response.

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

In each of our practices, we believe that the principal competitive factors are: technical capability and breadth of services, ability to deliver services on a timely basis, professional reputation and knowledge of litigation and regulatory processes. Although we believe that we generally compete favorably in each of these areas, some of our competitors may be able to provide services acceptable to our clients at lower prices.

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

EMPLOYEES

As of December 30, 2016, we employed 1,023 full-time, part-time and hourly employees, including 790 engineering and scientific staff, 66 technical support staff and 167 administrative and support staff. Our staff includes 716 employees with advanced degrees, of which 502 employees have achieved the level of Ph.D., Sc.D. or M.D.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Exponent and their ages as of February 24, 2017 are as follows:

Name	Age	Position

Paul R. Johnston, Ph.D.	63	Chief Executive Officer and Director

Catherine Ford Corrigan, Ph.D.	48	President

Robert I. Haddad, Ph.D.	59	Group Vice President

Harri K. Kytomaa, Ph.D.	58	Group Vice President

Steven J. Murray, Ph.D.	42	Group Vice President

John D. Osteraas, Ph.D.	62	Group Vice President

John D. Pye, Ph.D.	46	Group Vice President

Richard Reiss, Sc.D.	50	Group Vice President

Richard L. Schlenker, Jr.	51	Executive Vice President, Chief Financial Officer and Corporate Secretary

Sally B. Shepard	56	Vice President – Human Resources

Executive officers of Exponent are appointed by the Board of Directors and serve at the discretion of the Board or until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

Paul R. Johnston, Ph.D., joined the Company in 1981, was promoted to Principal Engineer in 1987, and to Vice President in 1996. In 1997, he assumed responsibility for the firm’s network of offices. In 2003 he was appointed Chief Operating Officer and added responsibility for the Health and Environmental Groups. In 2006, he assumed line responsibility for all of the firm’s consulting groups. Dr. Johnston was named President in May 2007. He was named Chief Executive Officer and elected to the Board of Directors in May 2009. Dr. Johnston received his Ph.D. (1981) in Civil Engineering and M.S. (1977) in Structural Engineering from Stanford University. He received his B.A.I. (1976) in Civil Engineering with First Class Honors from Trinity College, University of Dublin, Ireland where he was elected a Foundation Scholar in 1975. Dr. Johnston is a Registered Professional Civil Engineer in the State of California and a Chartered Engineer in Ireland.

Catherine Ford Corrigan, Ph.D., joined the Company in 1996. She was promoted to Principal in the Biomechanics practice in 2002 and was appointed Group Vice President in May 2012. Dr. Corrigan was named President in July 2016. She earned her Ph.D. (1996) in Medical Engineering and Medical Physics and M.S. (1992) in Mechanical Engineering from the Massachusetts Institute of Technology and her B.S. in Bioengineering from the University of Pennsylvania. Prior to joining Exponent, Dr. Corrigan was a researcher in the Orthopaedic Biomechanics Laboratory at Beth Israel Hospital and Harvard Medical School.

Robert I. Haddad, Ph.D., joined the Company in May 2016 as a Corporate Vice President and Principal Scientist. He was promoted to Group Vice President in October 2016. Prior to joining the Company, Dr. Haddad was Chief, Assessment & Restoration Division, Office of Response & Restoration at the National Oceanic and Atmospheric Administration from 2007 to 2016 where he was responsible for the strategic evaluation and tactical resolution of environmental problems. From 2002 to 2007, Dr. Haddad was President and Principal Scientist at Applied Geochemical Strategies, Inc. where he was responsible for providing litigation support and expertise in environmental forensics, human health and ecological risk assessments, and natural resource damage assessments to regional, national, and international clients. Dr. Haddad received his Ph.D. (1989) in Chemical Oceanography from the University of North Carolina, Chapel Hill and B.S. (1979) in Geology from the University of California, Los Angeles. Dr. Haddad has published in peer-reviewed technical publications and scientific journals, and has authored over 300 technical reports and confidential documents for a variety of projects.

Harri K. Kytomaa, Ph.D., joined the Company in 1994. He was promoted to Principal Engineer in 1999 and was appointed Corporate Vice President in 2006. Dr. Kytomaa was appointed Group Vice President in October 2016. Dr. Kytomaa received his Ph.D. (1986) in Mechanical Engineering and M.S. (1981) in Mechanical Engineering from the California Institute of Technology, and B.Sc. (1979) in Engineering Science from Durham University, England. He is a Registered Professional Engineer in 9 states and a Certified Fire and Explosion Investigator in accordance with the National Association of Fire Investigators National Certification Board. Prior to joining Exponent, Dr. Kytomaa was Assistant Professor and Associate Professor of Mechanical Engineering at the Massachusetts Institute of Technology, where he was head of the Fluid Mechanics Laboratory.

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

John D. Pye, Ph.D., joined the Company in 1999. He was promoted to Principal Engineer in 2006 and was appointed Corporate Vice President in 2009. Dr. Pye was appointed Group Vice President in January 2014. Dr. Pye received his Ph.D. (1999) in Aerospace Engineering, M.S. (1993) in Aerospace Engineering from Stanford University, and B.A.Sc. (1992) in Engineering Science from the University of Toronto, Canada. He is a Registered Professional Mechanical Engineer in the State of California. Prior to joining Exponent, Dr. Pye held a research position in the Aerospace Fluid Mechanics Lab at Stanford University where he was responsible for the renovation and redesign of the Stanford Low-Speed wind tunnel as well as managing the Stanford experimental facilities for the Stanford/NASA Ames Joint Institute for Aeronautics and Astronautics.

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

Sally B. Shepard, rejoined the Company in 2014 as Vice President - Human Resources. From 2012 to 2014 she served as Vice President Human Resources at 41st Parameter. From 2002 to 2009 she served as Vice President Human Resources at CoWare, Inc., which was acquired by Synopsys. From 2000 to 2001 Ms. Shepard served as Vice President Human Resources at Lutris Technologies. She also provided Human Resources consulting services for a variety of companies between roles. From 1981 to 1999 Ms. Shepard held a variety of roles at Exponent including Managing Engineer, Business Manager, Director of Human Resources and Information Technology, and Vice President of Corporate Human Resources. Ms. Shepard holds a B.S. (1982) in Mechanical Engineering from Stanford University.

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

We currently derive a significant portion of our revenues from clients in the chemical, consumer electronics, energy, insurance, transportation and utilities industries and the government sector. The loss of any large client, organization or insurer could have a material adverse effect on our business, financial condition or results of operations.

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

Our cash equivalent and short-term investment portfolio as of December 30, 2016, consisted primarily of obligations of U.S. government agencies and the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of December 30, 2016, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Our long-lived assets, including our office, laboratory and warehouse space in Menlo Park, California and our test and engineering center in Phoenix, Arizona, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at the asset group level could result in impairment of our long-lived assets. In addition, we have operating lease commitments for office, warehouse and laboratory space of $21,055,000 as of December 30, 2016. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Silicon Valley office facilities consist of a 153,738 square foot building, with office and laboratory space located on a 6.3-acre tract of land we own in Menlo Park, California and an adjacent 27,000 square feet of warehouse storage space that we also own.

Our Test and Engineering Center (TEC) occupies 147 acres in Phoenix, Arizona. We lease this land from the state of Arizona under a 30-year lease agreement that expires in January 2028 and have options to renew for two fifteen-year periods. We constructed an indoor test facility as well as an engineering and test preparation building at the TEC.

In addition, we lease office, warehouse and laboratory space in 18 other locations in 13 states and the District of Columbia, as well as in Germany, China, Hong Kong, Switzerland and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2016 for all leased properties was $6,478,000.

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

Stock prices by quarter	High	Low
Fiscal Year Ended January 1, 2016:
First Quarter	$45.95	$39.20
Second Quarter	$48.50	$41.50
Third Quarter	$46.74	$40.58
Fourth Quarter	$54.73	$45.66

Fiscal Year Ended December 30, 2016:
First Quarter	$51.99	$44.82
Second Quarter	$58.65	$48.39
Third Quarter	$59.71	$45.00
Fourth Quarter	$64.80	$48.42

As of February 17, 2017, there were 189 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We paid $18.6 million, $15.5 million and $13.0 million of dividends during fiscal 2016, 2015 and 2014, respectively. Total dividends paid per share were $0.72, $0.60 and $0.50 during fiscal 2016, 2015 and 2014, respectively. On February 1, 2017, our Board of Directors announced a quarterly cash dividend of $0.21 per share of the Company’s common stock, payable March 24, 2017, to stockholders of record as of March 3, 2017. We anticipate paying quarterly dividends each year in March, June, September and December, subject to declaration by our Board of Directors. See Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended December 30, 2016 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program

October 1 to October 28	-	$-	-	$22,307
Additional funds authorized for share repurchases				$35,000
October 29 to November 25	-	-	-	$57,307
November 26 to December 30	-	$-	-	$57,307
Total	-	$-	-

Repurchases of the Company’s common stock were effected pursuant to a repurchase program authorized by the Company’s Board of Directors. On May 29, 2014, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 20, 2015, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 18, 2016, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates. As of December 30, 2016, there remained $57,307,000 available for repurchases under these authorizations.

COMPANY STOCK PRICE PERFORMANCE GRAPH

The graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2011 through 2016 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2011. Note that the historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Part II - “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
(In thousands, except per share data)	2016	2015	2014	2013	2012

Consolidated Statements of Income Data:

Revenues before reimbursements	$299,197	$295,705	$289,209	$280,043	$266,562
Revenues	$315,076	$312,832	$304,704	$296,168	$292,653
Operating income	$61,911	$68,933	$63,549	$55,946	$57,620
Net income	$47,480	$43,599	$40,701	$38,640	$37,225

Net income per share:
Basic	$1.79	$1.64	$1.51	$1.42	$1.35
Diluted	$1.75	$1.60	$1.47	$1.38	$1.30

Cash dividends declared per share	$0.72	$0.60	$0.50	$0.30	$-

Consolidated Balance Sheet Data:

Cash and cash equivalents	$114,967	$125,751	$129,490	$122,948	$113,268
Short-term investments	$58,755	$45,842	$24,913	$33,171	$20,881
Working capital	$193,808	$192,312	$176,153	$171,402	$156,016
Total assets	$403,744	$387,507	$365,299	$344,166	$315,417
Long-term liabilities	$50,162	$44,229	$41,666	$36,960	$27,217
Total stockholders’ equity	$273,346	$262,804	$244,288	$235,059	$216,429

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Exponent, Inc. is a science and engineering consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, engineers, business and regulatory consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and government today. Our services include analysis of product development, product recall, regulatory compliance, and the discovery of potential problems related to products, people, property and impending litigation.

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in accounting for revenue recognition and estimating the allowance for contract losses and doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the assumptions, judgments and estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see “Note 1: Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements.

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

Estimating the allowance for contract losses and doubtful accounts. We make estimates of our ability to collect accounts receivable and our unbilled but recognized work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us or for disputes with customers that affect our ability to fully collect our accounts receivable and unbilled work-in-process, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for contract losses and doubtful accounts taking into consideration factors such as historical write-offs, customer concentration, customer credit-worthiness, current economic conditions, and aging of amounts due.

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES			PERIOD TO
	FOR FISCAL YEARS			PERIOD CHANGE
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Revenues	100.0%	100.0%	100.0%	0.7%	2.7%

Operating expenses:
Compensation and related expenses	61.4	59.0	60.2	4.8	0.5
Other operating expenses	9.0	8.6	8.6	5.3	2.6
Reimbursable expenses	5.0	5.5	5.1	(7.3)	10.5
General and administrative expenses	4.9	4.9	5.2	1.3	(3.5)
	80.3	78.0	79.1	3.8	1.1
Operating income	19.7	22.0	20.9	(10.2)	8.5

Other income, net	2.3	0.7	1.4	227.8	(50.2)

Income before income taxes	22.0	22.7	22.3	(2.8)	4.7

Provision for income taxes	6.9	8.8	8.9	(21.4)	1.0

Net income	15.1%	13.9%	13.4%	8.9%	7.1%

EXECUTIVE SUMMARY

Revenues for fiscal 2016 increased 1% and revenues before reimbursements also increased 1% as compared to the prior year. The increase in revenues before reimbursements was due to an increase in billing rates. Billable hours for fiscal 2016 decreased 1% as compared to the prior year.

The low revenue growth and the decrease in billable hours during fiscal 2016 was due to a challenging year over year comparison due to the completion of a major project during the third quarter of fiscal 2015 and lower revenues from the oil and gas and industrial chemicals industries.

During 2016 we were retained to investigate many significant accidents and product recalls and to evaluate reliability, safety, human health and environmental impacts of increasingly complex technologies, products, and processes. We experienced strong demand for our multi-disciplinary battery consulting services to investigate product performance for potential recalls as well as to assist clients during the product development and manufacturing process.

During fiscal 2016, we had notable performances in several practices including materials & corrosion engineering, polymer science & materials chemistry, biomedical engineering, and human factors. The materials & corrosion engineering practice experienced growth from the utilities industry in failure analyses of systems and proactive services in asset integrity management. The polymer science & materials chemistry practice experienced growth in battery consulting services. The biomedical engineering practice realized growth in design consulting and product liability claims support. The human factors practice realized growth in user study services for the consumer products industry.

Net income increased to $47,480,000 during fiscal 2016 as compared to $43,599,000 during fiscal 2015. Diluted earnings per share increased to $1.75 for fiscal 2016 as compared to $1.60 for fiscal 2015. The increase in net income and diluted earnings per share was due to the early adoption of ASU No. 2016-09, on a prospective basis, during the first quarter of fiscal 2016. Under ASU No. 2016-09 excess tax benefits are recorded as an income tax benefit in the consolidated statement of income. Prior to the adoption of ASU No. 2016-09 excess tax benefits were recognized in additional paid-in capital. The tax benefit realized during fiscal 2016 was $4,827,000 or $0.18 per diluted share. Excluding the excess tax benefit, net income would have been $42,653,000 for fiscal 2016 representing a decrease of 2% as compared to fiscal 2015. Excluding the excess tax benefit, diluted earnings per share would have been $1.57 per share during fiscal 2016.

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

OVERVIEW OF THE YEAR ENDED DECEMBER 30, 2016

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal years ended December 30, 2016, January 1, 2016 and January 2, 2015 included 52 weeks of activity. Fiscal 2017 will end on Friday, December 29, 2017.

During fiscal 2016, billable hours decreased 0.6% to 1,118,000 as compared to 1,125,000 during fiscal 2015. Our utilization decreased to 70% for fiscal 2016 as compared to 72% for fiscal 2015. Technical full-time equivalent employees increased 1.7% to 764 during fiscal 2016 as compared to 751 during fiscal 2015 due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

FISCAL YEARS ENDED DECEMBER 30, 2016, AND JANUARY 1, 2016

Revenues

	Fiscal Years		Percent
(In thousands except percentages)	2016	2015	Change

Engineering and Other Scientific	$248,297	$237,959	4.3%
Percentage of total revenues	78.8%	76.1%
Environmental and Health	66,779	74,873	(10.8)%
Percentage of total revenues	21.2%	23.9%

Total revenues	$315,076	$312,832	0.7%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During fiscal 2016, billable hours for this segment increased by 2.5% to 856,000 as compared to 835,000 during fiscal 2015. The increase was due to demand for services in our materials & corrosion engineering, polymer science & materials chemistry, biomedical engineering, and human factors practices. The materials & corrosion engineering practice experienced growth from the utilities industry in failure analyses of systems and proactive services in asset integrity management. The polymer science & materials chemistry practice experienced growth in battery consulting services. The biomedical engineering practice realized growth in design consulting and product liability claims support. The human factors practice realized growth in user study services for the consumer products industry. This growth was partially offset by shifts in market conditions, such as reduced spending in the oil and gas industry and a slowdown in intellectual property litigation. Utilization decreased to 73% for fiscal 2016 as compared to 75% for fiscal 2015. Technical full-time equivalents increased 5.0% to 564 for fiscal 2016 from 537 for fiscal 2015 due to our recruiting and retention efforts.

The decrease in revenues from our Environmental and Health segment was due to a decrease in billable hours. During fiscal 2016, billable hours for this segment decreased by 9.7% to 262,000 as compared to 290,000 during fiscal 2015. Utilization decreased to 63% for fiscal 2016 as compared to 65% for fiscal 2015. The decrease in billable hours and utilization was due to completion of a major project during the third quarter of fiscal 2015 and lower revenues from the oil and gas and industrial chemicals industries. Technical full-time equivalents decreased 6.5% to 200 during fiscal 2016 as compared to 214 for fiscal 2015 due to our efforts to align resources with anticipated demand.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2016	2015	Change

Compensation and related expenses	$193,397	$184,502	4.8%
Percentage of total revenues	61.4%	59.0%

The increase in compensation and related expenses during fiscal 2016 was due to an increase in payroll and a change in the value of assets associated with our deferred compensation plan. During fiscal 2016 payroll increased $4,730,000 due to the increase in technical full-time equivalent employees and our annual salary increase. During fiscal 2016, deferred compensation expense increased $4,186,000 with a corresponding increase to other income as compared with the prior year due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $3,861,000 during fiscal 2016 as compared to a decrease in the value of the plan assets of $325,000 during fiscal 2015. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2016	2015	Change

Other operating Expenses	$28,397	$26,975	5.3%
Percentage of total revenues	9.0%	8.6%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in depreciation expense of $652,000, an increase in occupancy expense of $344,000, an increase in computer expense of $250,000, and several individually insignificant increases, which were associated with the increase in technical full-time equivalent employees and investments in our corporate infrastructure. We expect other operating expense to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2016	2015	Change

Reimbursable expenses	$15,879	$17,127	(7.3)%
Percentage of total revenues	5.0%	5.5%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our materials & corrosion engineering, polymer science & materials chemistry, and mechanical engineering practices within our Engineering and Other Scientific segment. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2016	2015	Change

General and administrative expenses	$15,492	$15,295	1.3%
Percentage of total revenues	4.9%	4.9%

The increase in general and administrative expenses during fiscal 2016 was primarily due to an increase in travel and meals and bad debt partially offset by a decrease in outside consulting. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts, pursue staff development initiatives and hold a firm-wide managers’ meeting during fiscal 2017.

Other Income

	Fiscal Years		Percent
(In thousands except percentages)	2016	2015	Change

Other income	$7,211	$2,200	227.8%
Percentage of total revenues	2.3%	0.7%

Other income consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The increase in other income was primarily due to the change in value of assets associated with our deferred compensation plan. During fiscal 2016, other income increased $4,186,000 with a corresponding increase to deferred compensation expense as compared to fiscal 2015. This change consisted of an increase in the value of the plan assets of $3,861,000 during fiscal 2016 as compared to a decrease in the value of the plan assets of $325,000 during fiscal 2015. The increase in other income during fiscal 2016 was also due to an increase in interest income of $476,000 and an increase in rental income of $420,000.

Income Taxes

	Fiscal Years		Percent
(In thousands except percentages)	2016	2015	Change

Income taxes	$21,642	$27,534	(21.4)%
Percentage of total revenues	6.9%	8.8%
Effective tax rate	31.3%	38.7%

The decrease in income taxes and the decrease in our effective tax rate were primarily due to the early adoption of ASU No. 2016-09, on a prospective basis, during the first quarter of fiscal 2016. Under ASU No. 2016-09 excess tax benefits are recorded as an income tax benefit in the consolidated statement of income. Prior to the adoption of ASU No. 2016-09 excess tax benefits were recognized in additional paid-in capital. The tax benefit realized during fiscal 2016 was $4,827,000. Excluding the excess tax benefit, the effective tax rate would have been 38.3% for fiscal 2016.

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

The increase in compensation and related expenses during fiscal 2015 was due to an increase in payroll, fringe benefits, and bonus expense partially offset by a change in the value of assets associated with our deferred compensation plan. During fiscal 2015 payroll and fringe benefits increased $1,683,000 and $971,000, respectively, due to the increase in technical full-time equivalent employees, our annual salary increase and, an increase in health insurance rates. Bonuses increased $1,204,000 due to a corresponding increase in income before income taxes, before bonus expense, and before stock-based compensation expense. During fiscal 2015, deferred compensation expense decreased $2,850,000 with a corresponding decrease to other income as compared with the prior year due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $325,000 during fiscal 2015 as compared to an increase in the value of the plan assets of $2,525,000 during fiscal 2014.

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

Other Income

	Fiscal Years		Percent
(In thousands except percentages)	2015	2014	Change

Other income	$2,200	$4,416	(50.2)%
Percentage of total revenues	0.7%	1.4%

Other income consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The decrease in other income was primarily due to the change in value of assets associated with our deferred compensation plan. During fiscal 2015, other income decreased $2,850,000 with a corresponding decrease to deferred compensation expense as compared to fiscal 2014. This change consisted of a decrease in the value of the plan assets of $325,000 during fiscal 2015 as compared to an increase in the value of the plan assets of $2,525,000 during fiscal 2014.

Income Taxes

	Fiscal Years		Percent
(In thousands except percentages)	2015	2014	Change

Income taxes	$27,534	$27,264	1.0%
Percentage of total revenues	8.8%	8.9%
Effective tax rate	38.7%	40.1%

The decrease in our effective tax rate was due to an increase in foreign earnings in jurisdictions with lower income tax rates and a decrease in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2016	2015	2014

Net cash provided by (used in):
Operating activities	$66,946	$60,489	$48,252
Investing activities	$(27,443)	$(27,035)	$2,435
Financing activities	$(49,166)	$(36,916)	$(43,128)

We financed our business in fiscal 2016 through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. As of December 30, 2016, our cash, cash equivalents and short-term investments were $173,722,000 compared to $171,593,000 at January 1, 2016. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

Approximately 6% of our cash, cash equivalents, and short-term investments was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

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

Net cash provided by operating activities was $66.9 million for fiscal 2016 as compared to $60.5 million and $48.3 million in fiscal 2015 and 2014, respectively. The increase in net cash provided by operating activities during fiscal 2016 as compared to fiscal 2015 was primarily due to the early adoption of ASU No. 2016-09. Under ASU No. 2016-09, the excess tax benefit of $4,827,000 for fiscal 2016 was classified as an operating activity in the statement of cash flows. The excess tax benefit of $6,396,000 for fiscal 2015 was classified as a financing activity. The increase in net cash provided by operating activities during fiscal 2015 as compared to fiscal 2014 was primarily due to an increase in cash receipts from clients.

During fiscal 2016, 2015 and 2014, net cash provided by (used in) investing activities was primarily related to the purchase and sale or maturity of short-term investments. During fiscal 2016 we completed the purchase of a 1.1 acre parcel of land with 27,000 square feet of warehouse storage space in Menlo Park, California adjacent to our owned office and lab facilities. We had leased this warehouse storage space for the past 25 years. The total purchase price was $8,250,000.

The increase in net cash used in financing activities during fiscal 2016, as compared to fiscal 2015, was primarily due to the early adoption of ASU No. 2016-09. Under ASU No. 2016-09, the excess tax benefit of $4,827,000 for fiscal 2016 was classified as an operating activity in the statement of cash flows. The excess tax benefit of $6,396,000 for fiscal 2015 was classified as a financing activity. The increase in net cash used in financing activities during fiscal 2016 was also due to an increase in our quarterly dividend payments. The decrease in net cash used in financing activities during fiscal 2015, as compared to fiscal 2014, was due to a decrease in repurchases of our common stock partially offset by an increase in our quarterly dividend payments.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends, procure facilities and equipment or strategically acquire professional service firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of December 30, 2016 (in thousands):

	Operating
Fiscal	lease	Purchase
year	commitments	Obligations	Total
2017	$7,227	$583	$7,810
2018	5,597	-	5,597
2019	3,480	-	3,480
2020	2,480	-	2,480
2021	1,921	-	1,921
Thereafter	1,058	-	1,058
	$21,763	$583	$22,346

The above table does not reflect unrecognized tax benefits of $1,956,000, the timing of which is uncertain. Refer to “Note 7: Income Taxes” of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $46,503,000 were recorded as a long-term liability on our consolidated balance sheet at December 30, 2016. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of December 30, 2016, invested amounts under the plans of $41,153,000 were recorded as a long-term asset on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for fiscal years 2016, 2015 and 2014:

(in thousands, except percentages)
	Fiscal Years
	2016	2015	2014

Revenues before reimbursements	$299,197	$295,705	$289,209

EBITDA	$74,570	$76,405	$73,219

EBITDA as a % of revenues before reimbursements	24.9%	25.8%	25.3%

The decrease in EBITDA as a percentage of revenues before reimbursements for fiscal 2016 as compared to fiscal 2015 was due to a decrease in utilization. Utilization for fiscal 2016 was 70% as compared to 72% during fiscal 2015. The decrease in utilization was due to the completion of a major project during the third quarter of fiscal 2015 and lower revenues from the oil and gas and industrial chemicals industries.

The increase in EBITDA as a percentage of revenues before reimbursements for fiscal 2015 as compared to fiscal 2014 was primarily due to the increase in revenues before reimbursements and low expense growth.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for fiscal 2016, 2015 and 2014:

(in thousands)
	Fiscal Years
	2016	2015	2014

Net Income	$47,480	$43,599	$40,701

Add back (subtract):

Income taxes	21,642	27,534	27,264
Interest income, net	(683)	(207)	(150)
Depreciation and amortization	6,131	5,479	5,404

EBITDA	74,570	76,405	73,219

Stock-based compensation	13,333	12,959	13,079

EBITDAS	$87,903	$89,364	$86,298

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

At December 30, 2016, we had net assets of approximately $6.2 million with a functional currency of the British Pound, net assets of approximately $2.8 million with a functional currency of the Euro, and net assets of approximately $3.4 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the re-measurement of monetary assets and liabilities. At December 30, 2016, we had net assets denominated in the non-functional currency of approximately $1.8 million.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance, but not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 30, 2016.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (the "Proxy Statement"). See Item 1 for information regarding the executive officers of the Company.

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

The following financial statement schedule of Exponent, Inc. for the years ended December 30, 2016, January 1, 2016 and January 2, 2015 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

Page

Schedule II - Valuation and Qualifying Accounts	60

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page

(a) Exhibit Index	62

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries as of December 30, 2016 and January 1, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2016. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule II. We also have audited the internal control over financial reporting of Exponent, Inc. as of December 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Exponent, Inc. is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the internal control over financial reporting of Exponent, Inc. based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exponent, Inc. and subsidiaries as of December 30, 2016 and January 1, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth herein. Also in our opinion, Exponent, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for excess tax benefits and tax deficiencies related to stock-based compensation as well as forfeitures of share-based awards as of January 2, 2016 due to the adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting.

/s/ KPMG LLP
San Francisco, California
February 24, 2017

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2016	2015	2014

Revenues:
Revenues before reimbursements	$299,197	$295,705	$289,209
Reimbursements	15,879	17,127	15,495
Revenues	315,076	312,832	304,704

Operating expenses:
Compensation and related expenses	193,397	184,502	183,533
Other operating expenses	28,397	26,975	26,285
Reimbursable expenses	15,879	17,127	15,495
General and administrative expenses	15,492	15,295	15,842
	253,165	243,899	241,155
Operating income	61,911	68,933	63,549

Other income:
Interest income	683	207	150
Miscellaneous income, net	6,528	1,993	4,266
Income before income taxes	69,122	71,133	67,965

Provision for income taxes	21,642	27,534	27,264
Net income	$47,480	$43,599	$40,701

Net income per share:
Basic	$1.79	$1.64	$1.51
Diluted	$1.75	$1.60	$1.47
Shares used in per share computations:
Basic	26,488	26,606	26,910
Diluted	27,166	27,298	27,666

Cash dividends declared per common share	$0.72	$0.60	$0.50

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2016	2015	2014

Net income	$47,480	$43,599	$40,701

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0, $(38), and $304, respectively	(1,240)	(822)	(1,017)
Unrealized gain (loss) arising during the period on investments, net of tax of $53, $53, and $(3), respectively	(81)	(79)	4
Comprehensive income	$46,159	$42,698	$39,688

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)	December 30, 2016	January 1, 2016

Assets

Current assets:
Cash and cash equivalents	$114,967	$125,751
Short-term investments	58,755	45,842
Accounts receivable, net of allowance for contract losses and doubtful accounts of $3,417 and $2,792, respectively	87,409	88,577
Prepaid expenses and other assets	12,913	12,616
Total current assets	274,044	272,786

Property, equipment and leasehold improvements, net	36,710	28,485
Goodwill	8,607	8,607
Deferred income taxes	42,166	39,456
Deferred compensation plan assets	41,153	36,522
Other assets	1,064	1,651
	$403,744	$387,507

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$10,073	$10,580
Accrued payroll and employee benefits	62,539	62,092
Deferred revenues	7,624	7,802
Total current liabilities	80,236	80,474

Other liabilities	2,005	1,913
Deferred compensation	46,503	40,322
Deferred rent	1,654	1,994
Total liabilities	130,398	124,703

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000 shares authorized; no shares outstanding	-	-
Common stock, $.001 par value; 80,000 shares authorized; 32,853 shares issued	33	33
Additional paid-in capital	194,632	179,816
Accumulated other comprehensive income (loss)
Investment securities, available for sale	(146)	(65)
Foreign currency translation adjustments	(2,980)	(1,740)
	(3,126)	(1,805)
Retained earnings	291,243	269,259
Treasury stock, at cost: 7,256 and 7,133 shares held, respectively	(209,436)	(184,499)
Total stockholders’ equity	273,346	262,804
	$403,744	$387,507

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at January 3, 2014	32,853	$33	$141,233	$109	$226,040	6,727	$(132,356)	$235,059
Employee stock purchase plan	-	-	810	-	-	(32)	337	1,147
Exercise of stock options, net of swaps	-	-	67	-	-	(84)	893	960
Excess tax benefit for equity incentive plans	-	-	5,100	-	-	-	-	5,100
Amortization of unrecognized stock-based compensation	-	-	6,792	-	-	-	-	6,792
Purchase of treasury shares	-	-	-	-		850	(30,921)	(30,921)
Foreign currency translation adjustments	-	-	-	(1,017)	-	-	-	(1,017)
Grant of restricted stock units to settle accrued bonus	-	-	6,008	-	-	-	-	6,008
Settlement of restricted stock units	-	-	(343)	-	(6,050)	(350)	37	(6,356)
Unrealized gain on investments	-	-	-	4	-	-	-	4
Dividends and dividend equivalent rights	-	-	541	-	(13,730)	-	-	(13,189)
Net income	-	-	-	-	40,701	-	-	40,701
Balance at January 2, 2015	32,853	$33	$160,208	$(904)	$246,961	7,111	$(162,010)	$244,288

Employee stock purchase plan	-	-	836	-	-	(27)	350	1,186
Exercise of stock options, net of swaps	-	-	(94)	-	-	(150)	1,922	1,828
Excess tax benefit for equity incentive plans	-	-	6,396	-	-	-	-	6,396
Amortization of unrecognized stock-based compensation	-	-	6,618	-	-	-	-	6,618
Purchase of treasury shares	-	-	-	-		530	(23,314)	(23,314)
Foreign currency translation adjustments	-	-	-	(822)	-	-	-	(822)
Grant of restricted stock units to settle accrued bonus	-	-	6,169	-	-	-	-	6,169
Settlement of restricted stock units	-	-	(975)	-	(4,943)	(331)	(1,447)	(7,365)
Unrealized loss on investments	-	-	-	(79)	-	-	-	(79)
Dividends and dividend equivalent rights	-	-	658	-	(16,358)	-	-	(15,700)
Net income	-	-	-	-	43,599	-	-	43,599
Balance at
January 1, 2016	32,853	$33	$179,816	$(1,805)	$269,259	7,133	$(184,499)	$262,804

See accompanying notes to the Consolidated Financial Statements.

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at January 1, 2016	32,853	$33	$179,816	$(1,805)	$269,259	7,133	$(184,499)	$262,804
Employee stock purchase plan	-	-	883	-	-	(23)	307	1,190
Exercise of stock options, net of swaps	-	-	161	-	-	(30)	405	566
Amortization of unrecognized stock-based compensation	-	-	7,152	-	-	-	-	7,152
Purchase of treasury shares	-	-	-	-		491	(24,456)	(24,456)
Foreign currency translation adjustments	-	-	-	(1,240)	-	-	-	(1,240)
Grant of restricted stock units to settle accrued bonus	-	-	6,334	-	-	-	-	6,334
Settlement of restricted stock units	-	-	(701)	-	(5,791)	(315)	(1,193)	(7,685)
Unrealized loss on investments	-	-	-	(81)	-	-	-	(81)
Dividends and dividend equivalent rights	-	-	854	-	(19,627)	-	-	(18,773)
Other	-	-	133	-	(78)	-	-	55
Net income	-	-	-	-	47,480	-	-	47,480
Balance at December 30, 2016	32,853	$33	$194,632	$(3,126)	$291,243	7,256	$(209,436)	$273,346

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2016	2015	2014

Cash flows from operating activities:
Net income	$47,480	$43,599	$40,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	6,131	5,479	5,404
Amortization of premiums and accretion of discounts on short-term investments	2	595	885
Deferred rent expense	(340)	(65)	(273)
Provision for contract losses and doubtful accounts	2,452	929	1,718
Stock-based compensation	13,333	12,959	13,079
Deferred income tax provision	(2,602)	(3,827)	(6,077)
Excess tax benefit for equity incentive plans	-	(6,396)	(5,100)
Changes in operating assets and liabilities:
Accounts receivable	(1,284)	(3,138)	(11,106)
Prepaid expenses and other assets	(598)	421	(5,320)
Accounts payable and accrued liabilities	(370)	7,718	6,142
Accrued payroll and employee benefits	2,920	2,639	6,744
Deferred revenues	(178)	(424)	1,455
Net cash provided by operating activities	66,946	60,489	48,252

Cash flows from investing activities:
Capital expenditures	(14,393)	(5,379)	(4,947)
Purchase of short-term investments	(51,000)	(43,946)	(5,260)
Maturity of short-term investments	37,950	22,290	11,642
Sale of short-term investments	-	-	1,000
Net cash (used in) provided by investing activities	(27,443)	(27,035)	2,435

Cash flows from financing activities:
Excess tax benefit for equity incentive plans	-	6,396	5,100
Payroll taxes for restricted stock units	(7,685)	(7,365)	(6,356)
Repurchase of common stock	(24,456)	(23,314)	(30,921)
Exercise of share-based payment awards	1,756	3,014	2,107
Dividends and dividend equivalent rights	(18,781)	(15,647)	(13,058)
Net cash used in financing activities	(49,166)	(36,916)	(43,128)

Effect of foreign currency exchange rates on cash and cash equivalents	(1,121)	(277)	(1,017)

Net (decrease) increase in cash and cash equivalents	(10,784)	(3,739)	6,542
Cash and cash equivalents at beginning of year	125,751	129,490	122,948
Cash and cash equivalents at end of year	$114,967	$125,751	$129,490

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal periods 2016, 2015 and 2014 included 52 weeks of activity and ended on December 30, 2016, January 1, 2016 and January 2, 2015, respectively. Fiscal period 2017 will end on December 29, 2017.

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

Gross revenues and reimbursements for fiscal years 2016, 2015 and 2014, respectively, were:

	Fiscal Years
(In thousands)	2016	2015	2014

Gross revenues	$322,293	$320,404	$313,723
Less: Subcontractor fees	7,217	7,572	9,019
Revenues	315,076	312,832	304,704

Reimbursements:
Out-of-pocket reimbursements	5,474	5,967	5,862
Other outside direct expenses	10,405	11,160	9,633
	15,879	17,127	15,495
Revenues before reimbursements	$299,197	$295,705	$289,209

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

Allowances for Contract Losses and Doubtful Accounts

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal years 2016, 2015 or 2014.

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

The Company completed its annual assessment for all reporting units with goodwill for fiscal 2016 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly there was no indication of impairment of goodwill for any of the Company’s reporting units and the two-step goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in fiscal years 2016, 2015 or 2014.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. U.S. income taxes are provided on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at December 30, 2016 and January 1, 2016.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2016	2015	2014

Shares used in basic per share computation	26,488	26,606	26,910
Effect of dilutive common stock options outstanding	124	135	136
Effect of unvested restricted stock units outstanding	554	557	620
Shares used in diluted per share computation	27,166	27,298	27,666

There were no equity awards excluded from the diluted per share calculation for fiscal years 2016, 2015 and 2014.

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

During fiscal 2016, the Company recorded an excess tax benefit of $4,827,000 as an income tax benefit in the consolidated statement of income and classified this excess tax benefit as an operating activity in the consolidated statement of cash flows. Excluding the excess tax benefit, net income would have been $42,653,000 and diluted earnings per share would have been $1.57 per share during fiscal 2016. The recognition of excess tax benefits and deficiencies was applied prospectively and thus prior periods were not adjusted. The formula for calculating diluted earnings per share under the treasury stock method no longer includes the estimated excess tax benefits that were recorded in additional paid-in capital. The impact of the adoption of ASU No. 2016-09 had an immaterial impact on weighted average diluted shares outstanding during fiscal 2016.

In connection with the early adoption of ASU No. 2016-09, the Company elected to account for forfeitures of share-based awards when they occur. This election is applied prospectively and thus prior periods were not adjusted. An adjustment of $78,000 was made fiscal 2016 to reduce beginning retained earnings for estimated forfeitures previously recorded on outstanding share-based awards. The election to account for forfeitures of share-based awards when they occur did not have a material impact on stock-based compensation expense during fiscal 2016.

Recent Accounting Pronouncements Not Yet Effective.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”) when it becomes effective. The new standard is effective for the Company on the first day of fiscal 2018 (December 30, 2017). The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.

During 2016, the Company made progress toward completing an evaluation of the potential changes from adopting the new standard on future financial reporting and disclosures. The impact of adopting the new standard is not expected to be material because the analysis of the Company’s contracts under the new revenue recognition standard supports the recognition of revenue over time, which is consistent with the Company’s current revenue recognition model.

Substantially all of the Company’s engagements are performed under time and material or fixed-price arrangements. For time and materials contracts the Company anticipates utilizing the practical expedient under the ASU which states, if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour or service provided), the entity may recognize revenue in the amount to which the entity has a right to invoice. Application of the practical expedient to time and material contracts is consistent with the Company’s current revenue recognition policy.

For fixed price contracts the Company will recognize revenue over time under the ASU because of the continuous transfer of control to the customer. The customer typically controls the work in process as evidenced either by contractual termination clauses or by the Company’s rights to payment for work performed to date to deliver services that do not have an alternative use to the Company. Input methods are an acceptable method of measuring progress towards completing under the ASU. This is consistent with the Company’s current policy of measuring progress towards completion based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed price contracts.

The Company anticipates adopting the standard using the modified retrospective method. The Company is currently evaluating the required disclosures under the new standard and developing appropriate changes to its process, systems and controls.

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

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of December 30, 2016:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$93,049	$-	$-	$93,049

Cash equivalents:
Money market securities	21,918	-	-	21,918
Total cash equivalents	21,918	-	-	21,918
Total cash and cash equivalents	114,967	-	-	114,967

Short-term investments:
U.S. Agency securities	59,000	-	(245)	58,755
Total short-term investments	59,000	-	(245)	58,755

Total cash, cash equivalents and short-term investments	$173,967	$-	$(245)	$173,722

Cash, cash equivalents and short-term investments consisted of the following as of January 1, 2016:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$115,221	$-	$-	$115,221

Cash equivalents:
Money market securities	10,530	-	-	10,530
Total cash equivalents	10,530	-	-	10,530
Total cash and cash equivalents	125,751	-	-	125,751

Short-term investments:
U.S. Agency securities	41,946	1	(106)	41,841
State and municipal bonds	4,002	-	(1)	4,001
Total short-term investments	45,948	1	(107)	45,842

Total cash, cash equivalents and short-term investments	$171,699	$1	$(107)	$171,593

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during fiscal years 2016, 2015 and 2014. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 30, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$21,918	$21,918	$-	$-

Fixed income available for sale securities (2)	58,755	-	58,755	-

Fixed income trading securities held in deferred compensation plan (3)	11,872	11,872	-	-

Equity trading securities held in deferred compensation plan (3)	36,395	36,395	-	-

Total	$128,940	$70,185	$58,755	$-

Liabilities
Deferred compensation plan (4)	53,617	53,617	-	-

Total	$53,617	$53,617	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 1, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$10,530	$10,530	$-	$-

Fixed income available for sale securities (2)	45,842	-	45,842	-

Fixed income trading securities held in deferred compensation plan (3)	9,295	9,295	-	-

Equity trading securities held in deferred compensation plan (3)	33,645	33,645	-	-

Total	$99,312	$53,470	$45,842	$-

Liabilities
Deferred compensation plan (4)	46,740	46,740	-	-

Total	$46,740	$46,740	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of December 30, 2016 and January 1, 2016 represent primarily obligations of United States agencies and state and local government agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 11 for additional information about the Company’s deferred compensation plan.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on remaining effective maturities as of December 30, 2016:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$16,000	$15,992
Due between one and two years	43,000	42,763
Total	$59,000	$58,755

At December 30, 2016 and January 1, 2016, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at December 30, 2016, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at December 30, 2016 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during fiscal years 2016, 2015 and 2014.

Note 4: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2016	2015

Property:
Land	$11,888	$4,450
Buildings	37,883	35,817
Construction in progress	67	1,457
Equipment:
Machinery and equipment	40,440	37,520
Office furniture and equipment	9,669	7,824
Leasehold improvements	14,464	13,580
	114,411	100,648

Less accumulated depreciation and amortization	77,701	72,163

Property, equipment and leasehold improvements, net	$36,710	$28,485

Depreciation and amortization for fiscal years 2016, 2015 and 2014, was $6,131,000, $5,479,000 and $5,404,000, respectively.

Note 5: Goodwill

Below is a breakdown of goodwill, reported by segment as of December 30, 2016 and January 1, 2016:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total

Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for fiscal years 2016, 2015 and 2014. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during fiscal years 2016, 2015 and 2014.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2016	2015

Billed accounts receivable	$60,510	$62,360
Unbilled accounts receivable	30,316	29,009
Allowance for contract losses and doubtful accounts	(3,417)	(2,792)
Total accounts receivable, net	$87,409	$88,577

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2016	2015

Accounts payable	$3,193	$3,622
Accrued liabilities	6,880	6,958
Total accounts payable and other accrued liabilities	$10,073	$10,580

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2016	2015

Accrued bonuses payable	$37,120	$38,042
Accrued 401(k) contributions	7,440	7,323
Accrued vacation	9,177	8,836
Deferred compensation	7,114	6,418
Other accrued payroll and employee benefits	1,688	1,473
Total accrued payroll and employee benefits	$62,539	$62,092

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs. A portion of accrued bonuses payable will be settled by issuing fully vested restricted stock units. See Note 9 and Note 15 for additional information.

Note 7: Income Taxes

Income before income taxes includes income from foreign operations of $5,616,000, $6,656,000 and $4,157,000 for fiscal years 2016, 2015 and 2014, respectively.

Total income tax expense for fiscal years 2016, 2015 and 2014 consisted of the following:

	Fiscal Years
(In thousands)	2016	2015	2014

Current
Federal	$18,877	$25,081	$26,647
Foreign	1,085	1,385	896
State	4,282	4,895	5,798
	24,244	31,361	33,341
Deferred
Federal	(2,047)	(3,411)	(5,059)
State	(555)	(416)	(1,018)
	(2,602)	(3,827)	(6,077)
Total	$21,642	$27,534	$27,264

The Company’s effective tax rate differs from the statutory federal tax rate of 35% as shown in the following schedule:

	Fiscal Years
(In thousands)	2016	2015	2014

Tax at federal statutory rate	$24,193	$24,897	$23,788
State taxes, net of federal benefit	2,423	2,910	3,226
Tax exempt interest income	(7)	(23)	(44)
Non-deductible expenses	274	261	289
Non-deductible stock-based compensation	11	(42)	-
Excess tax benefit from equity incentive plans	(4,321)	-	-
Difference between statutory rate and foreign effective tax rate	(889)	(897)	(174)
Other	(42)	428	179
Tax expense	$21,642	$27,534	$27,264

Effective tax rate	31.3%	38.7%	40.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2016 and January 1, 2016 are presented in the following schedule:

	Fiscal Years
(In thousands)	2016	2015

Deferred tax assets:
Accrued liabilities and allowances	$18,335	$17,780
Deferred compensation	30,603	27,425
Other	97	43
Total deferred tax assets	49,035	45,248

Deferred tax liabilities:
State taxes	(1,958)	(1,850)
Deductible goodwill	(3,075)	(3,014)
Property, equipment and leasehold improvements	(195)	(205)
Unrealized gain of deferred compensation plan assets	(1,641)	(723)
Total deferred tax liabilities	(6,869)	(5,792)
Net deferred tax assets	$42,166	$39,456

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been recorded as an income tax benefit for fiscal year 2016 in accordance with the early adoption of ASU No. 2016-09. See “Note 1: Recently Adopted Accounting Pronouncements” of our Notes to Consolidated Financial Statements for additional information. The net deduction in taxes otherwise payable arising from that deduction was credited to additional paid-in capital for fiscal years 2015 and 2014. For fiscal years 2016, 2015 and 2014, the net deduction in tax payable arising from employees’ stock award activity was $4,827,000, $6,396,000 and $5,100,000, respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2013. The Company is no longer subject to California franchise tax examinations for years prior to 2012. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 2, 2015	$1,546,000
Additions based on tax positions related to the current year	406,000
Additions for tax positions of prior years	80,000
Reductions due to lapse of statute of limitations	(154,000)
Reductions due to change in accounting method	-
Settlements	-
Balance at January 1, 2016	$1,878,000
Additions based on tax positions related to the current year	502,000
Additions for tax positions of prior years	6,000
Reductions due to lapse of statute of limitations	(430,000)
Reductions due to change in accounting method	-
Settlements	-
Balance at December 30, 2016	$1,956,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate by $1,347,000 in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries in the United Kingdom, Germany, China and Hong Kong. The amount of such earnings at December 30, 2016 was $11,783,000. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The unrecognized deferred tax liability for these earnings is estimated to be approximately $2,368,000.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 30, 2016 and January 1, 2016.

Dividends

The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2016
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.18	$4,628
Second Quarter	$0.18	4,675
Third Quarter	$0.18	4,659
Fourth Quarter	$0.18	4,607
		$18,569

	Fiscal Year 2015
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.15	$3,858
Second Quarter	$0.15	3,887
Third Quarter	$0.15	3,870
Fourth Quarter	$0.15	3,867
		$15,482

On February 1, 2017 the Company’s Board of Directors announced a cash dividend of $0.21 per share of the Company’s common stock, payable March 24, 2017, to stockholders of record as of March 3, 2017. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $5,791,000, $4,943,000 and $6,050,000 were recorded as a reduction to retained earnings during fiscal 2016, 2015 and 2014, respectively.

Repurchase of Common Stock

The Company repurchased 491,000 shares of its common stock for $24,456,000 during fiscal year 2016. The Company repurchased 530,000 shares of its common stock for $23,314,000 during fiscal year 2015. The Company repurchased 850,000 shares of its common stock for $30,921,000 during fiscal year 2014. On October 18, 2016 the Board of Directors authorized $35,000,000 for the repurchase of Exponent’s common stock. On October 20, 2015 the Board of Directors authorized $35,000,000 for the repurchase of Exponent’s common stock. On May 29, 2014 the Board of Directors authorized $35,000,000 for the repurchase of Exponent’s common stock. These repurchase programs have no expiration dates. As of December 30, 2016, the Company had remaining authorization under its stock repurchase plan of $57,307,000 to repurchase shares of common stock.

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

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan was 4,828,150 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of December 30, 2016, 709,918 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 400,000 shares of common stock. As of December 30, 2016, 43,123 shares were available for grant. Weighted average purchase prices for shares sold under the ESPP plan in fiscal 2016, 2015 and 2014 were $51.97, $43.88 and $35.68, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For fiscal years ended 2016, 2015 and 2014, the Company recorded stock-based compensation expense associated with accrued bonus awards of $6,181,000, $6,341,000 and $6,287,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $6,583,000, $6,066,000 and $6,103,000 during fiscal years 2016, 2015 and 2014, respectively. The total fair value of restricted stock unit awards vested during fiscal years 2016, 2015 and 2014 was $18.5 million, $18.6 million and $16.5 million, respectively. The weighted-average grant date fair values of restricted stock unit awards granted during fiscal years 2016, 2015 and 2014 were $48.29, $43.76 and $37.29, respectively.

The number of unvested restricted stock unit awards outstanding as of December 30, 2016 is as follows (1):

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of awards	grant date	contractual	intrinsic value
	outstanding	fair value	term (years)	(in thousands) (2)

Balance as of January 1, 2016	779,977	$31.88
Awards granted	302,672	48.29
Awards vested	(384,822)	34.02
Awards forfeited	(2,513)	39.26

Balance as of December 30, 2016	695,314	$37.82	1.5	$41,927

(1) Does not include employee stock purchase plans or stock option plans.

(2) The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of December 30, 2016 was $60.30.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. All stock options have dividend equivalent rights (“DER”), which entitle holders of stock options to the same dividend value per share as holders of common stock. DER are subject to the same vesting terms as the corresponding stock options. DER are accumulated and paid in cash when the underlying stock options vest and are forfeited if the underlying stock options do not vest. During fiscal years 2016, 2015 and 2014, the Company recorded stock-based compensation expense of $569,000, $552,000 and $689,000, respectively, associated with stock options.

Option activity is as follows(1):

			Weighted-	Aggregate
		Weighted-	average	intrinsic
	Number	average	remaining	value
	of shares	exercise	contractual	(in
	outstanding	price	term (years)	thousands)

Balance as of January 1, 2016	285,000	$26.42
Options granted	64,000	48.59
Options forfeited and expired	-	-
Options exercised	(30,000)	18.86

Balance as of December 30, 2016	319,000	$31.58	6.47	$9,162

Exercisable at December 30, 2016	188,750	$23.83	5.20	$6,884

(1) Does not include restricted stock or employee stock purchase plans.

The total intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 was $999,000, $5,524,000 and $1,975,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended December 30, 2016, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2016. This amount changes based on the fair-value of the Company’s stock.

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

The assumptions used to value option grants for fiscal years 2016, 2015 and 2014 are as follows:

	Stock Option Plan
	2016	2015	2014

Expected term (in years)	6.0	6.1	6.1
Risk-free interest rate	1.28%	1.69%	1.8%
Volatility	25%	27%	32%
Dividend yield	0%	0%	0%

The weighted-average grant date fair value of options granted during fiscal years 2016, 2015 and 2014 were $13.08, $13.30 and $12.23, respectively.

The amount of stock-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of income for fiscal years 2016, 2015 and 2014 is as follows:

	2016	2015	2014
(In thousands)
Compensation and related expenses:
Restricted stock units	$12,225	$11,907	$11,889
Stock option grants	569	552	689
Sub-total	12,794	12,459	12,578

General and administrative expenses:
Restricted stock units	539	500	501
Sub-total	539	500	501
Total stock-based compensation expense	$13,333	$12,959	$13,079

Income tax benefit	$5,214	$5,068	$5,141

As of December 30, 2016, there was $7,220,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.4 years, related to unvested restricted stock unit awards and $633,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.9 years, related to unvested stock options.

Note 10: Retirement Plans

The Company provides a defined contribution retirement plan for its employees whereby the Company contributes to each eligible employee’s account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $7,761,000, $7,317,000, and $6,954,000 in fiscal years 2016, 2015, and 2014, respectively.

Note 11: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of December 30, 2016 and January 1, 2016 the invested amounts under the plans totaled $48,267,000 and $42,940,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income.

As of December 30, 2016 and January 1, 2016, vested amounts due under the plans totaled $53,617,000 and $46,740,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During fiscal years 2016, 2015 and 2014, the Company recognized compensation expense of $3,861,000, $(325,000), and $2,525,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income.

Note 12: Commitments and Contingencies

The following is a summary of the future minimum payments, required under non-cancelable operating leases, with terms in excess of one year, as of December 30, 2016:

(In thousands)
Lease
Fiscal year	commitments
2017	$7,227
2018	5,597
2019	3,480
2020	2,480
2021	1,921
Thereafter	1,058
$21,763

Total rent expense from property leases in fiscal 2016, 2015, and 2014 was $6,478,000, $6,202,000 and $5,951,000, respectively. Total expense from other operating leases in fiscal 2016, 2015, and 2014 was $1,749,000, $1,794,000 and $1,965,000, respectively. The Company had $583,000 in outstanding purchase commitments as of December 30, 2016. These commitments are expected to be fulfilled by the end of fiscal 2017.

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

Note 13: Miscellaneous Income, Net

Miscellaneous income, net, consisted of the following:

	Fiscal Years
(In thousands)	2016	2015	2014

Rental income	2,435	2,015	2,003
Gain (loss) on deferred compensation investments	3,861	(325)	2,525
Gain (loss) on foreign exchange	224	255	(293)
Other	8	48	31
Total	$6,528	$1,993	$4,266

Note 14: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During fiscal 2016 the Company provided services representing approximately 20% of revenues to clients in the consumer products industry. During fiscal 2016 the Company provided services representing approximately 17% of revenues to clients in the energy and utilities industries. During fiscal 2016 the Company provided services representing approximately 15% of revenues to clients in the transportation industry.

No single customer comprised more than 10% of the Company’s revenues for fiscal years 2016, 2015 and 2014. No single customer comprised more than 10% of the Company’s accounts receivable at December 30, 2016 and January 1, 2016.

Note 15: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2016	2015	2014
Cash paid during the year:
Income taxes	$22,280	$24,651	$27,421
Non-cash investing and financing activities:
Unrealized gain (loss) on Investments	$(81)	$(79)	$4
Vested stock unit awards granted to settle accrued bonus	$6,334	$6,169	$6,008
Accrual for capital expenditures	$284	$321	$-

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

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2016, 2015 and 2014. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 30, 2016 and January 1, 2016. Our CEO, the chief operating decision maker, does not review total assets in his evaluation of segment performance and capital allocation.

Revenues
	Fiscal Years
(In thousands)	2016	2015	2014

Engineering and Other Scientific	$248,297	$237,959	$223,384
Environmental and Health	66,779	74,873	81,320

Total revenues	$315,076	$312,832	$304,704

Operating Income

	Fiscal Years
(In thousands)	2016	2015	2014

Engineering and Other Scientific	$80,494	$76,817	$72,207
Environmental and Health	18,650	21,810	25,145

Total segment operating income	99,144	98,627	97,352

Corporate operating expense	(37,233)	(29,694)	(33,803)

Total operating income	$61,911	$68,933	$63,549

Capital Expenditures
	Fiscal Years
(In thousands)	2016	2015	2014

Engineering and Other Scientific	$4,309	$3,197	$3,719
Environmental and Health	124	164	211

Total segment capital expenditures	4,433	3,361	3,930

Corporate capital expenditures	9,960	2,018	1,017

Total capital expenditures	$14,393	$5,379	$4,947

Depreciation and Amortization

	Fiscal Years
(In thousands)	2016	2015	2014

Engineering and Other Scientific	$4,429	$3,919	$3,637
Environmental and Health	181	182	197

Total segment depreciation and amortization	4,610	4,101	3,834

Corporate depreciation and amortization	1,521	1,378	1,570

Total depreciation and amortization	$6,131	$5,479	$5,404

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2016	2015

United States	$35,746	$27,775
Foreign Countries	964	710

Total	$36,710	$28,485

Revenues (1)

	Fiscal Years
(In thousands)	2016	2015	2014

United States	$281,223	$281,618	$273,635
Foreign Countries	33,853	31,214	31,069

Total	$315,076	$312,832	$304,704

(1)	Geographic revenues are allocated based on the location of the client.

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

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2016	April 1,	July 1,	September 30,	December 30,
(In thousands, except per share data)	2016	2016	2016	2016

Revenues before reimbursements	$78,950	$73,334	$74,160	$72,753
Revenues	83,156	77,295	77,612	77,013
Operating income	16,436	14,931	15,595	14,949
Income before income taxes	17,734	16,677	17,920	16,791

Net income	$15,350	$10,453	$11,289	$10,388

Net income per share
Basic	$0.58	$0.39	$0.43	$0.40
Diluted	$0.56	$0.38	$0.42	$0.39
Shares used in per share computations
Basic	26,513	26,631	26,545	26,262
Diluted	27,239	27,264	27,185	26,955

Fiscal 2015	April 3,	July 3,	October 2,	January 1,
(In thousands, except per share data)	2015	2015	2015	2016

Revenues before reimbursements	$76,141	$75,272	$74,503	$69,789
Revenues	80,293	79,864	78,994	73,681
Operating income	15,028	18,705	20,921	14,279
Income before income taxes	17,071	19,292	18,773	15,997

Net income	$10,333	$11,697	$11,719	$9,850

Net income per share
Basic	$0.39	$0.44	$0.44	$0.37
Diluted	$0.38	$0.43	$0.43	$0.36
Shares used in per share computations
Basic	26,622	26,714	26,597	26,491
Diluted	27,390	27,368	27,268	27,133

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
				Accounts
	Balance at	Provision	Provision	Written-off	Balance
	Beginning of	Charged to	Charged to	Net of	at End of
(In thousands)	Year	Expense	Revenues	Recoveries	Year
Year Ended December 30, 2016
Allowance for bad debt	$838	$443	$-	$(358)	$923
Allowance for contract losses	$1,954	$-	$2,009	$(1,469)	$2,494

Year Ended January 1, 2016
Allowance for bad debt	$1,016	$284	$-	$(462)	$838
Allowance for contract losses	$2,370	$-	$645	$(1,061)	$1,954

Year Ended January 2, 2015
Allowance for bad debt	$942	$264	$-	$(190)	$1,016
Allowance for contract losses	$1,829	$-	$1,454	$(913)	$2,370

(1) Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $114,000, $7,000 and $135,000 for fiscal years 2016, 2015 and 2014, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 24, 2017	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul R. Johnston	Chief Executive Officer and Director	February 24, 2017
Paul R. Johnston, Ph.D.	(Principal Executive Officer)

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer and	February 24, 2017
Richard L. Schlenker, Jr.	Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Michael R. Gaulke	Chairman of the Board of Directors	February 24, 2017
Michael R. Gaulke

/s/ Carol Lindstrom	Director	February 24, 2017
Carol Lindstrom

/s/ Karen A. Richardson	Director	February 24, 2017
Karen A. Richardson

/s/ Stephen C. Riggins	Director	February 24, 2017
Stephen C. Riggins

/s/ John B. Shoven	Director	February 24, 2017
John B. Shoven, Ph.D.

/s/ Debra L. Zumwalt	Director	February 24, 2017
Debra L. Zumwalt

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K. Unless otherwise indicated all filings are under SEC File Number 000-18655:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.1(iii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 28, 2015).

3.2(i)	Amended and Restated Bylaws of the Company, as amended and restated May 29, 2014 (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

*10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*10.19	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.20	Services Agreement between the Company and Exponent Engineering P.C. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2006).

*10.24	Amendment No. 1 to Exponent, Inc. 1998 Nonstatutory Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

*10.25	Amendment No. 1 to Exponent, Inc. 1999 Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

*10.26	Amendment No. 1 to Exponent, Inc. 1999 Restricted Stock Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

*10.28	2008 Employee Stock Purchase Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.31	Form of Restricted Stock Unit Employee Bonus Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.32	Form of Restricted Stock Unit Employee Matching Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.33	Form of Restricted Stock Unit Director Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.34	Amended and Restated Restricted Stock Unit Bonus Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.35	Amended and Restated Restricted Stock Unit Matching Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.36	Amended and Restated Restricted Stock Unit Director Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.37	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A filed on April 19, 2012).

*10.38	Exponent, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

*10.39	First Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended July 1, 2011).

*10.40	Second Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

*10.41	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

*10.42	Third Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

*10.43	Amendment to Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

*10.44	Fourth Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2014).

*10.45	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

*10.46	Executive Compensation Clawback Policy (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2016).

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

* Indicates management compensatory plan, contract or arrangement

