Form 10-Q
period 2017-03-31
EXPONENT INC
filed 2017-05-05
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to________________

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 28, 2017, the latest practicable date, the registrant had 25,871,157 shares of common stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

March 31, 2017 and December 30, 2016

(in thousands, except par value)

(unaudited)

	March 31, 2017	December 30, 2016
Assets
Current assets:
Cash and cash equivalents	$87,086	$114,967
Short-term investments	67,817	58,755
Accounts receivable, net of allowance for contract losses and doubtful accounts of $3,661 and $3,417 at March 31, 2017 and December 30, 2016, respectively	96,346	87,409
Prepaid expenses and other assets	12,368	12,913
Total current assets	263,617	274,044

Property, equipment and leasehold improvements, net	36,572	36,710
Goodwill	8,607	8,607
Deferred income taxes	41,715	42,166
Deferred compensation plan assets	46,699	41,153
Other assets	952	1,064
Total assets	$398,162	$403,744

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,204	$10,073
Accrued payroll and employee benefits	41,067	62,539
Deferred revenues	6,145	7,624
Total current liabilities	57,416	80,236

Other liabilities	2,117	2,005
Deferred compensation	52,399	46,503
Deferred rent	1,525	1,654
Total liabilities	113,457	130,398

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; 32,853 shares issued at March 31, 2017 and December 30, 2016	33	33
Additional paid-in capital	205,273	194,632
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	(110)	(146)
Foreign currency translation adjustments	(2,844)	(2,980)
	(2,954)	(3,126)
Retained earnings	296,025	291,243
Treasury stock, at cost; 6,982 and 7,256 shares held at
March 31, 2017 and December 30, 2016, respectively	(213,672)	(209,436)
Total stockholders’ equity	284,705	273,346
Total liabilities and stockholders’ equity	$398,162	$403,744

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2017 and April 1, 2016

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016

Revenues:
Revenues before reimbursements	$80,467	$78,950
Reimbursements	3,655	4,206

Revenues	84,122	83,156

Operating expenses:
Compensation and related expenses	54,418	52,017
Other operating expenses	7,191	6,983
Reimbursable expenses	3,655	4,206
General and administrative expenses	4,224	3,514

Total operating expenses	69,488	66,720

Operating income	14,634	16,436

Other income, net:
Interest income, net	234	139
Miscellaneous income, net	2,542	1,159
Total other income, net	2,776	1,298

Income before income taxes	17,410	17,734

Income taxes	834	2,384

Net income	$16,576	$15,350

Net income per share:
Basic	$0.63	$0.58
Diluted	$0.61	$0.56

Shares used in per share computations:
Basic	26,302	26,513
Diluted	26,981	27,239

Cash dividends declared per common share	$0.21	$0.18

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2017 and April 1, 2016

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016

Net income	$16,576	$15,350
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	136	(5)
Unrealized gains on available-for-sale investment securities arising during the period, net of tax	36	85

Comprehensive income	$16,748	$15,430

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and April 1, 2016

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities:
Net income	$16,576	$15,350
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,566	1,403
Amortization of premiums and accretion of discounts on short-term investments	-	22
Deferred rent	(129)	(110)
Provision for contract losses and doubtful accounts	458	434
Stock-based compensation	5,655	5,220
Deferred income tax provision	426	(430)
Changes in operating assets and liabilities:
Accounts receivable	(9,395)	(6,769)
Prepaid expenses and other assets	(2,974)	728
Accounts payable and accrued liabilities	3	(2,300)
Accrued payroll and employee benefits	(12,491)	(11,944)
Deferred revenues	(1,479)	(1,291)
Net cash (used in) provided by operating activities	(1,784)	313

Cash flows from investing activities:
Capital expenditures	(1,307)	(1,481)
Purchase of short-term investments	(9,000)	(12,000)
Maturity of short-term investments	-	1,450
Net cash used in investing activities	(10,307)	(12,031)

Cash flows from financing activities:
Payroll taxes for restricted stock units	(9,517)	(7,613)
Repurchase of common stock	(1,304)	(3,500)
Exercise of share-based payment awards	287	305
Dividends and dividend equivalents rights	(5,374)	(4,628)
Net cash used in financing activities	(15,908)	(15,436)

Effect of foreign currency exchange rates on cash and cash equivalents	118	(62)

Net decrease in cash and cash equivalents	(27,881)	(27,216)
Cash and cash equivalents at beginning of period	114,967	125,751
Cash and cash equivalents at end of period	$87,086	$98,535

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2017 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2016, which was filed with the U.S. Securities and Exchange Commission on February 24, 2017.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries, which are all wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2017
	Dividends Per Share	Amount (in thousands)
First Quarter	$0.21	$5,374
Total	$0.21	$5,374

	Fiscal Year 2016
	Dividends Per Share	Amount (in thousands)
First Quarter	$0.18	$4,628
Second Quarter	0.18	4,675
Third Quarter	0.18	4,659
Fourth Quarter	0.18	4,607
Total	$0.72	$18,569

On April 19, 2017, the Company’s Board of Directors announced a cash dividend of $0.21 per share of the Company’s common stock, payable June 23, 2017, to stockholders of record as of June 9, 2017. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Recent Accounting Pronouncements Not Yet Effective. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”) when it becomes effective. The new standard is effective for the Company on the first day of fiscal 2018 (December 30, 2017). The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three months ended March 31, 2017 and April 1, 2016. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 31, 2017:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market
securities (1)	$13,138	$13,138	$-	$-

Fixed income available-
for-sale securities (2)	67,817	-	67,817	-

Fixed income trading
securities held in deferred
compensation plan (3)	15,271	15,271	-	-

Equity trading securities
held in deferred
compensation plan (3)	37,429	37,429	-	-

Total	$133,655	$65,838	$67,817	$-

Liabilities
Deferred compensation
plan (4)	58,320	58,320	-	-

Total	$58,320	$58,320	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 30, 2016:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market
securities (1)	$21,918	$21,918	$-	$-

Fixed income available-
for-sale securities (2)	58,755	-	58,755	-

Fixed income trading
securities held in deferred
compensation plan (3)	11,872	11,872	-	-

Equity trading securities
held in deferred
compensation plan (3)	36,395	36,395	-	-

Total	$128,940	$70,185	$58,755	$-

Liabilities
Deferred compensation
plan (4)	53,617	53,617	-	-

Total	$53,617	$53,617	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of March 31, 2017 and December 30, 2016 represent obligations of United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2017:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Classified as current assets:
Cash	$73,948	$-	$-	$73,948

Cash equivalents:
Money market securities	13,138	-	-	13,138
Total cash equivalents	13,138	-	-	13,138
Total cash and cash equivalents	87,086	-	-	87,086

Short-term investments:
U.S. agency securities	68,000	2	(185)	67,817
Total short-term investments	68,000	2	(185)	67,817

Total cash, cash equivalents and short-term investments	$155,086	$2	$(185)	$154,903

Cash, cash equivalents and short-term investments consisted of the following as of December 30, 2016:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Classified as current assets:
Cash	$93,049	$-	$-	$93,049

Cash equivalents:
Money market securities	21,918	-	-	21,918
Total cash equivalents	21,918	-	-	21,918
Total cash and cash equivalents	114,967	-	-	114,967

Short-term investments:
U.S. agency securities	59,000	-	(245)	58,755
Total short-term investments	59,000	-	(245)	58,755

Total cash, cash equivalents and short-term investments	$173,967	$-	$(245)	$173,722

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of March 31, 2017:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$24,000	$23,971
Due between one and two years	44,000	43,846
Total	$68,000	$67,817

At March 31, 2017 and December 30, 2016, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at March 31, 2017 and December 30, 2016, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at March 31, 2017 and December 30, 2016 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three months ended March 31, 2017 and April 1, 2016.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	March 31, 2017	April 1, 2016

Shares used in basic per share computation	26,302	26,513
Effect of dilutive common stock options outstanding	132	121
Effect of dilutive restricted stock units outstanding	547	605

Shares used in diluted per share computation	26,981	27,239

There were no options excluded from the diluted per share calculations for the three months ended March 31, 2017 and April 1, 2016.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,928,000 and $1,717,000 during the three months ended March 31, 2017 and April 1, 2016, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,256,000 and $3,126,000 during the three months ended March 31, 2017 and April 1, 2016, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense associated with stock option grants of $471,000 and $377,000 during the three months ended March 31, 2017 and April 1, 2016, respectively.

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

Note 5: Treasury Stock

On October 21, 2015, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 19, 2016, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock.

The Company repurchased 22,666 shares of its common stock for $1,304,000 during the three months ended March 31, 2017.  The Company repurchased 72,724 shares of its common stock for $3,500,000 during the three months ended April 1, 2016.  As of March 31, 2017 the Company had remaining authorization under its stock repurchase plans of $56,003,000 to repurchase shares of common stock.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $5,667,000 and $5,791,000 were recorded as a reduction to retained earnings during the three months ended March 31, 2017 and April 1, 2016, respectively.

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of March 31, 2017 and December 30, 2016, the invested amounts under the plans totaled $52,700,000 and $48,267,000, respectively. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of March 31, 2017 and December 30, 2016, vested amounts due under the plans totaled $58,320,000 and $53,617,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended March 31, 2017 and April 1, 2016, the Company recognized compensation expense of $1,898,000 and $427,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	March 31, 2017	April 1, 2016

Cash paid during period:

Income taxes	$446	$1,001

Non-cash investing and financing activities:

Unrealized gain on short-term investments	$36	$85

Vested stock unit awards issued to settle accrued bonuses	$6,910	$6,334

Accrual for capital expenditures	$405	$223

Note 8: Accounts Receivable, Net

At March 31, 2017 and December 30, 2016, accounts receivable, net, was comprised of the following:

	March 31,	December 30,
(In thousands)	2017	2016

Billed accounts receivable	$62,655	$60,510
Unbilled accounts receivable	37,352	30,316
Allowance for contract losses and doubtful accounts	(3,661)	(3,417)
Total accounts receivable, net	$96,346	$87,409

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

Segment information for the three months ended March 31, 2017 and April 1, 2016 follows:

Revenues
	Three Months Ended
(In thousands)	March 31, 2017	April 1, 2016

Engineering and Other Scientific	$66,683	$64,810
Environmental and Health	17,439	18,346

Total revenues	$84,122	$83,156

Operating Income
	Three Months Ended
(In thousands)	March 31, 2017	April 1, 2016

Engineering and Other Scientific	$22,321	$21,138
Environmental and Health	5,479	5,195

Total segment operating income	27,800	26,333

Corporate operating expense	(13,166)	(9,897)

Total operating income	$14,634	$16,436

Capital Expenditures
	Three Months Ended
(In thousands)	March 31, 2017	April 1, 2016

Engineering and Other Scientific	$1,008	$1,190
Environmental and Health	42	23

Total segment capital expenditures	1,050	1,213

Corporate capital expenditures	257	268

Total capital expenditures	$1,307	$1,481

Depreciation and Amortization
	Three Months Ended
(In thousands)	March 31, 2017	April 1, 2016

Engineering and Other Scientific	$1,115	$1,021
Environmental and Health	41	43

Total segment depreciation and amortization	1,156	1,064

Corporate depreciation and amortization	410	339

Total depreciation and amortization	$1,566	$1,403

One customer comprised 12% of the Company’s revenues during the three months ended March 31, 2017. No other single customer comprised more than 10% of the Company’s revenues during the three months ended March 31, 2017. No single customer comprised more than 10% of the Company’s revenues during the three months ended April 1, 2016. No single customer comprised more than 10% of the Company’s accounts receivable at March 31, 2017 and December 30, 2016.

Note 10: Contingencies

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

Note 11: Subsequent Event

During April, 2017, the Company entered into two agreements to purchase a total of 2.9 acres of land in Natick, Massachusetts on which it intends to build office and laboratory facilities. The total purchase price is $5,200,000. The purchase agreements are contingent on several items including feasibility studies, environmental assessments, and government approvals. If the Company determines that the property is unsuitable for the planned project it can terminate the agreements to purchase the land at its sole discretion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2016, which are contained in our fiscal 2016 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 24, 2017 (our “2016 Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our 2016 Annual Report under the heading “Risk Factors” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

Business Overview

Exponent, Inc. is an engineering and scientific consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, engineers and business consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and business today. Our services include analysis of product development, product recall, regulatory compliance, and the discovery of potential problems related to products, people, property and impending litigation.

CRITICAL ACCOUNTING ESTIMATES

In preparing our unaudited condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and estimating the allowance for contract losses and doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Policies covering revenue recognition and estimating the allowance for contract losses and doubtful accounts are described in our 2016 Annual Report under “Critical Accounting Estimates” and Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2017 increased 1% to $84,122,000 as compared to $83,156,000 during the same period last year. Revenues before reimbursements for the first quarter of 2017 increased 2% to $80,467,000 as compared to $78,950,000 during the same period last year. We experienced good demand for our consulting services from a diverse set of clients for both proactive and reactive projects. We continue to see demand for our proactive services in the areas of design and regulatory consulting, specifically related to consumer electronics and medical devices, and our reactive services in international construction disputes, consumer product recalls and product liability claims.

During the first quarter of 2017 we had strong growth in our human factors, construction consulting and polymer science & materials chemistry practices. This growth was partially offset by softness in the oil and gas and industrial chemicals industries. During the quarter we performed a large project for a client in the consumer products industry that contributed to the strength of our human factors practice. This project represented approximately 5% of our net revenues in the first quarter of 2017. During the quarter we also continued to expand our international construction disputes work with current mining, gas terminal and power plant projects. We also saw increased demand from the medical device industry for our multi-disciplinary team of material scientists and mechanical engineers to support product development and litigation matters.

Net income increased 8% to $16,576,000 during the first quarter of 2017 as compared to $15,350,000 during the same period last year. Diluted earnings per share increased to $0.61 per share as compared to $0.56 in the same period last year. The increase in net income and diluted earnings per share was due to a significant decrease in income tax expense during the first quarter of 2017 as compared to the same period last year. During the first quarter of 2016, we early adopted ASU No. 2016-09. Under ASU No. 2016-09 excess tax benefits associated with share-based awards are recorded as an income tax benefit in the condensed consolidated statement of income. Prior to the adoption of ASU No. 2016-09 excess tax benefits associated with share-based awards were recognized as additional paid-in capital. The excess tax benefit associated with share-based awards realized during the first quarter of fiscal 2017 was $6,019,000 or $0.22 per diluted share as compared to $4,461,000 or $0.16 per diluted share during the first quarter of fiscal 2016.

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

Overview of the Three Months Ended March 31, 2017

During the first quarter of 2017, billable hours increased slightly to 296,000 as compared to 295,000 during the same period last year. Our utilization was 74% during the first quarter of 2017 and 2016. Technical full-time equivalent employees decreased slightly to 767 during the first quarter of 2017 as compared to 768 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended March 31, 2017 compared to Three Months Ended April 1, 2016

Revenues
	Three Months Ended
(in thousands, except percentages)	March 31, 2017	April 1, 2016	Percent Change

Engineering and Other Scientific	$66,683	$64,810	2.9%
Percentage of total revenues	79.3%	77.9%
Environmental and Health	17,439	18,346	(4.9)%
Percentage of total revenues	20.7%	22.1%

Total revenues	$84,122	$83,156	1.2%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first quarter of 2017, billable hours for this segment increased by 1% to 226,000 as compared to 224,000 during the same period last year. Utilization in this segment decreased to 75% during the first quarter of 2017 as compared to 77% during the same period last year. The increase in billable hours was due to strong growth in our human factors, construction consulting and polymer science & materials chemistry practices. During the quarter we performed a large project for a client in the consumer products industry and continued to expand our international construction disputes work with current mining, gas terminal and power plant projects. We also saw increased demand from the medical device industry for our multi-disciplinary team of material scientists and mechanical engineers to support product development and litigation matters. Technical full-time equivalent employees in this segment increased 3% to 577 during the first quarter of 2017 as compared to 559 for the same period last year due to our continuing recruiting and retention efforts.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours and the impact of unfavorable foreign exchange rates. During the first quarter of 2017, billable hours for this segment decreased by 1% to 70,000 as compared to 71,000 during the same period last year. The decrease in billable hours was due to weaker demand for our services in our health sciences practice, including lower revenues from the oil and gas and industrial chemicals industries. The weaker demand in our health sciences practice was partially offset by continued expansion in our food and chemicals practice which assisted clients with regulatory issues around the world. Utilization in this segment increased to 70% during the first quarter of 2017 as compared to 65% during the same period last year. Technical full-time equivalent employees in this segment decreased by 9% to 190 during the first quarter of 2017 as compared to 209 during the same period last year. The increase in utilization and the decrease in technical full-time equivalent employees was due to our efforts to align resources with anticipated demand.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	March 31, 2017	April 1, 2016	Percent Change

Compensation and related expenses	$54,418	$52,017	4.6%
Percentage of total revenues	64.7%	62.6%

The increase in compensation and related expenses during the first quarter of 2017 was due to an increase in payroll expense and a change in the value of assets associated with our deferred compensation plan. Payroll expense increased $466,000 due to our annual salary increases. During the first quarter of 2017, deferred compensation expense increased $1,471,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,898,000 during the first quarter of 2017 as compared to an increase in the value of the plan assets of $427,000 during same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	March 31, 2017	April 1, 2016	Percent Change

Other operating expenses	$7,191	$6,983	3.0%
Percentage of total revenues	8.5%	8.4%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first quarter of 2017 was primarily due to an increase in depreciation expense of $163,000 associated with investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	March 31, 2017	April 1, 2016	Percent Change

Reimbursable expenses	$3,655	$4,206	(13.1)%
Percentage of total revenues	4.3%	5.1%

The decrease in reimbursable expenses was primarily due to a decrease in project-related costs in our materials & corrosion engineering, thermal sciences, and biomedical engineering practices within our engineering and other scientific segment. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	March 31, 2017	April 1, 2016	Percent Change

General and administrative expenses	$4,224	$3,514	20.2%
Percentage of total revenues	5.0%	4.2%

The increase in general and administrative expenses during the first quarter of 2017 was primarily due to an increase in travel and meals of $391,000 and an increase in marketing expenses of $110,000. The increase in travel and meals was due to a firm-wide managers’ meeting. The increase in marketing expenses was due to several initiatives associated with the firm’s 50th anniversary.

Other Income, Net
	Three Months Ended
(in thousands, except percentages)	March 31, 2017	April 1, 2016	Percent Change

Other income, net	$2,776	$1,298	113.9%
Percentage of total revenues	3.3%	1.6%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. During the first quarter of 2017, other income, net, increased $1,471,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,898,000 during the first quarter of 2017 as compared to an increase in the value of the plan assets of $427,000 during the same period last year.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	March 31, 2017	April 1, 2016	Percent Change

Income taxes	$834	$2,384	(65.0)%
Percentage of total revenues	1.0%	2.9%
Effective tax rate	4.8%	13.4%

The decrease in income taxes and the decrease in our effective tax rate were due to an increase in the excess tax benefit associated with share-based awards. The excess tax benefit associated with share-based awards was $6,019,000 during the first quarter of 2017 as compared to $4,461,000 during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in thousands)	March 31, 2017	April 1, 2016

Net cash (used in)/provided by operating activities	$(1,784)	$313
Net cash (used in) investing activities	(10,307)	(12,031)
Net cash (used in) financing activities	(15,908)	(15,436)

We financed our business during the first quarter of 2017 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of March 31, 2017, our cash, cash equivalents and short-term investments were $154.9 million compared to $173.7 million at December 30, 2016. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

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

The decrease in net cash used in investing activities during the first quarter of 2017, as compared to the same period last year, was due to a decrease in purchases of short-term investments.

The increase in net cash used in financing activities during the first quarter of 2017, as compared to the same period last year, was due to an increase in payroll taxes for restricted stock units and an increase in dividend payments, partially offset by a decrease in repurchases of common stock.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2016 Annual Report.

During April, 2017, we entered into two agreements to purchase a total of 2.9 acres of land in Natick Massachusetts on which we intend to build office and laboratory facilities. The total purchase price is $5,200,000. The purchase agreements are contingent on several items including feasibility studies, environmental assessments, and government approvals. If we determine that the property is unsuitable for the planned project we can terminate the agreements to purchase the land at our sole discretion.

There have been no other material changes in our contractual obligations since December 30, 2016.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $52,399,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at March 31, 2017. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of March 31, 2017, invested amounts under the plan of $46,699,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended March 31, 2017 and April 1, 2016:

	Three Months Ended
(in thousands, except percentages)	March 31, 2017	April 1, 2016

Revenues before reimbursements	$80,467	$78,950

EBITDA	$18,742	$18,998

EBITDA as a % of revenues before reimbursements	23.3%	24.1%

The decrease in EBITDA as a percentage of revenues before reimbursements during the first quarter of 2017 as compared to the same period last year was primarily due to the increase in general and administrative expenses associated with our firm-wide managers’ meeting and marketing initiatives related to the firm’s 50th anniversary.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended March 31, 2017 and April 1, 2016:

	Three Months Ended
(in thousands)	March 31, 2017	April 1, 2016

Net income	$16,576	$15,350

Add back (subtract):

Income taxes	834	2,384
Interest income, net	(234)	(139)
Depreciation and amortization	1,566	1,403

EBITDA	18,742	18,998

Stock-based compensation	5,655	5,220

EBITDAS	$24,397	$24,218

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

At March 31, 2017, we had net assets of approximately $6.2 million with a functional currency of the British Pound, net assets of approximately $2.8 million with a functional currency of the Euro, and net assets of approximately $3.2 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At March 31, 2017, we had net assets denominated in the non-functional currency of approximately $1.9 million. As such, a ten percent change in the value of the local currency would result in a $190,000 foreign currency gain or loss in our results of operations.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2016 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended March 31, 2017 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

December 31 to January 27	-	$-	-	$57,307
January 28 to February 24	-	-	-	$57,307
February 25 to March 31	23	57.53	23	$56,003
Total	23	$57.53	23	$56,003

(1)	On October 21, 2015, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 19, 2016, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

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

Date: May 5, 2017

/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

- 26 -