Form 10-Q
period 2017-06-30
EXPONENT INC
filed 2017-08-04
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐               No ☒

As of July 28, 2017, the latest practicable date, the registrant had 25,793,398 shares of common stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

June 30, 2017 and December 30, 2016

(in thousands, except par value)

(unaudited)

	June 30,	December 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$90,233	$114,967
Short-term investments	71,763	58,755
Accounts receivable, net of allowance for contract losses and doubtful accounts of $3,333 and $3,417 at June 30, 2017 and December 30, 2016, respectively	107,444	87,409
Prepaid expenses and other assets	9,283	12,913
Total current assets	278,723	274,044

Property, equipment and leasehold improvements, net	35,892	36,710
Goodwill	8,607	8,607
Deferred income taxes	40,945	42,166
Deferred compensation plan assets	44,590	41,153
Other assets	918	1,064
Total assets	$409,675	$403,744

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,610	$10,073
Accrued payroll and employee benefits	50,904	62,539
Deferred revenues	6,602	7,624
Total current liabilities	68,116	80,236

Other liabilities	2,244	2,005
Deferred compensation	48,467	46,503
Deferred rent	1,449	1,654
Total liabilities	120,276	130,398

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; 32,853 shares issued at June 30, 2017 and December 30, 2016	33	33
Additional paid-in capital	206,752	194,632
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	(142)	(146)
Foreign currency translation adjustments	(2,390)	(2,980)
	(2,532)	(3,126)
Retained earnings	304,224	291,243
Treasury stock, at cost; 7,060 and 7,256 shares held at June 30, 2017 and December 30, 2016, respectively	(219,078)	(209,436)
Total stockholders’ equity	289,399	273,346
Total liabilities and stockholders’ equity	$409,675	$403,744

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2017 and July 1, 2016

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Revenues:
Revenues before reimbursements	$84,120	$73,334	$164,587	$152,284
Reimbursements	3,720	3,961	7,375	8,167

Revenues	87,840	77,295	171,962	160,451

Operating expenses:
Compensation and related expenses	51,536	47,040	105,954	99,057
Other operating expenses	7,275	7,218	14,466	14,201
Reimbursable expenses	3,720	3,961	7,375	8,167
General and administrative expenses	4,992	4,145	9,216	7,659

Total operating expenses	67,523	62,364	137,011	129,084

Operating income	20,317	14,931	34,951	31,367

Other income, net:
Interest income, net	266	171	500	310
Miscellaneous income, net	1,765	1,575	4,307	2,734
Total other income, net	2,031	1,746	4,807	3,044

Income before income taxes	22,348	16,677	39,758	34,411

Income taxes	8,557	6,224	9,391	8,608

Net income	$13,791	$10,453	$30,367	$25,803

Net income per share:
Basic	$0.52	$0.39	$1.15	$0.97
Diluted	$0.51	$0.38	$1.13	$0.95

Shares used in per share computations:
Basic	26,415	26,631	26,358	26,572
Diluted	26,968	27,264	26,980	27,256

Cash dividends declared per common share	$0.21	$0.18	$0.42	$0.36

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2017 and July 1, 2016

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Net income	$13,791	$10,453	$30,367	$25,803
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	454	(505)	590	(510)
Unrealized (losses) gains on available-for- sale investment securities arising during the period, net of tax	(32)	(1)	4	84

Comprehensive income	$14,213	$9,947	$30,961	$25,377

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and July 1, 2016

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2017	July 1, 2016
Cash flows from operating activities:

Net income	$30,367	$25,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,195	2,927
Amortization of premiums and accretion of discounts on short-term investments	-	14
Deferred rent	(205)	(184)
Provision for contract losses and doubtful accounts	805	1,131
Stock-based compensation	9,187	7,929
Deferred income tax provision	1,217	424
Changes in operating assets and liabilities:
Accounts receivable	(20,840)	(4,863)
Prepaid expenses and other assets	3,365	(5,198)
Accounts payable and accrued liabilities	928	(1,716)
Accrued payroll and employee benefits	(9,806)	(9,712)
Deferred revenues	(1,022)	(2,010)
Net cash provided by operating activities	17,191	14,545

Cash flows from investing activities:
Capital expenditures	(2,526)	(3,382)
Purchase of short-term investments	(13,000)	(24,000)
Maturity of short-term investments	-	21,450
Net cash used in investing activities	(15,526)	(5,932)

Cash flows from financing activities:
Payroll taxes for restricted stock units	(9,520)	(7,613)
Repurchase of common stock	(7,004)	(4,458)
Exercise of share-based payment awards	638	1,229
Dividends and dividend equivalents rights	(10,995)	(9,515)
Net cash used in financing activities	(26,881)	(20,357)

Effect of foreign currency exchange rates on cash and cash equivalents	482	(464)

Net decrease in cash and cash equivalents	(24,734)	(12,208)
Cash and cash equivalents at beginning of period	114,967	125,751
Cash and cash equivalents at end of period	$90,233	$113,543

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 30, 2017 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2016, which was filed with the U.S. Securities and Exchange Commission on February 24, 2017.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries, which are all wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2017
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.21	$5,374
Second Quarter	0.21	5,424
Total	$0.42	$10,798

	Fiscal Year 2016
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.18	$4,628
Second Quarter	0.18	4,675
Third Quarter	0.18	4,659
Fourth Quarter	0.18	4,607
Total	$0.72	$18,569

On July 18, 2017, the Company’s Board of Directors announced a cash dividend of $0.21 per share of the Company’s common stock, payable September 22, 2017, to stockholders of record as of September 1, 2017. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2017 and July 1, 2016. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 30, 2017:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$9,259	$9,259	$-	$-

Fixed income available- for-sale securities (2)	71,763	-	71,763	-

Fixed income trading securities held in deferred compensation plan (3)	14,033	14,033	-	-

Equity trading securities held in deferred compensation plan (3)	34,637	34,637	-	-
Total	$129,692	$57,929	$71,763	$-

Liabilities
Deferred compensation plan (4)	54,082	54,082	-	-
Total	$54,082	$54,082	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 30, 2016:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$21,918	$21,918	$-	$-

Fixed income available- for-sale securities (2)	58,755	-	58,755	-

Fixed income trading securities held in deferred compensation plan (3)	11,872	11,872	-	-

Equity trading securities held in deferred compensation plan (3)	36,395	36,395	-	-
Total	$128,940	$70,185	$58,755	$-

Liabilities
Deferred compensation plan (4)	53,617	53,617	-	-
Total	$53,617	$53,617	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of June 30, 2017 and December 30, 2016 represent obligations of United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2017:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$80,974	$-	$-	$80,974

Cash equivalents:
Money market securities	9,259	-	-	9,259
Total cash equivalents	9,259	-	-	9,259
Total cash and cash equivalents	90,233	-	-	90,233

Short-term investments:
U.S. agency securities	72,000	-	(237)	71,763
Total short-term investments	72,000	-	(237)	71,763

Total cash, cash equivalents and short-term investments	$162,233	$-	$(237)	$161,996

Cash, cash equivalents and short-term investments consisted of the following as of December 30, 2016:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$93,049	$-	$-	$93,049

Cash equivalents:
Money market securities	21,918	-	-	21,918
Total cash equivalents	21,918	-	-	21,918
Total cash and cash equivalents	114,967	-	-	114,967

Short-term investments:
U.S. agency securities	59,000	-	(245)	58,755
Total short-term investments	59,000	-	(245)	58,755

Total cash, cash equivalents and short-term investments	$173,967	$-	$(245)	$173,722

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of June 30, 2017:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$32,000	$31,936
Due between one and two years	40,000	39,827
Total	$72,000	$71,763

At June 30, 2017 and December 30, 2016, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at June 30, 2017 and December 30, 2016, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at June 30, 2017 and December 30, 2016 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and six months ended June 30, 2017 and July 1, 2016.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Shares used in basic per share computation	26,415	26,631	26,358	26,572
Effect of dilutive common stock options outstanding	135	127	133	124
Effect of dilutive restricted stock units outstanding	418	506	489	560

Shares used in diluted per share computation	26,968	27,264	26,980	27,256

There were no options excluded from the diluted per share calculations for the three and six months ended June 30, 2017 and July 1, 2016.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,201,000 and $1,451,000 during the three months ended June 30, 2017 and July 1, 2016, respectively. For the six months ended June 30, 2017 and July 1, 2016, the Company recorded stock-based compensation expense associated with accrued bonus awards of $4,129,000 and $3,168,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,238,000 and $1,206,000 during the three months ended June 30, 2017 and July 1, 2016, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $4,494,000 and $4,332,000 during the six months ended June 30, 2017 and July 1, 2016, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense associated with stock option grants of $93,000 and $52,000 during the three months ended June 30, 2017 and July 1, 2016, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $564,000 and $429,000 during the six months ended June 30, 2017 and July 1, 2016, respectively.

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

The Company repurchased 117,582 shares of its common stock for $7,004,000 during the six months ended June 30, 2017.  The Company repurchased 90,505 shares of its common stock for $4,458,000 during the six months ended July 1, 2016. As of June 30, 2017 the Company had remaining authorization under its stock repurchase plans of $50,303,000 to repurchase shares of common stock.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $5,667,000 and $5,791,000 were recorded as a reduction to retained earnings during the six months ended June 30, 2017 and July 1, 2016, respectively

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of June 30, 2017 and December 30, 2016, the invested amounts under the plans totaled $48,670,000 and $48,267,000, respectively. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of June 30, 2017 and December 30, 2016, vested amounts due under the plans totaled $54,082,000 and $53,617,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended June 30, 2017 and July 1, 2016, the Company recognized compensation expense of $1,020,000 and $938,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the six months ended June 30, 2017 and July 1, 2016, the Company recognized compensation expense of $2,917,000 and $1,366,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	June 30, 2017	July 1, 2016

Cash paid during period:
Income taxes	$8,522	$11,808
Non-cash investing and financing activities:
Unrealized gain on short-term investments	$4	$84
Vested stock unit awards issued to settle accrued bonuses	$6,910	$6,334
Accrual for capital expenditures	$135	$422

Note 8: Accounts Receivable, Net

At June 30, 2017 and December 30, 2016, accounts receivable, net, was comprised of the following:

	June 30,	December 30,
(In thousands)	2017	2016

Billed accounts receivable	$72,915	$60,510
Unbilled accounts receivable	37,862	30,316
Allowance for contract losses and doubtful accounts	(3,333)	(3,417)
Total accounts receivable, net	$107,444	$87,409

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

Segment information for the three and six months ended June 30, 2017 and July 1, 2016 follows:

Revenues
	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Engineering and Other Scientific	$69,795	$60,979	$136,478	$125,789
Environmental and Health	18,045	16,316	35,484	34,662

Total revenues	$87,840	$77,295	$171,962	$160,451

Operating Income
	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Engineering and Other Scientific	$24,313	$19,561	$46,634	$40,699
Environmental and Health	5,824	4,028	11,303	9,223

Total segment operating income	30,137	23,589	57,937	49,922

Corporate operating expense	(9,820)	(8,658)	(22,986)	(18,555)

Total operating income	$20,317	$14,931	$34,951	$31,367

Capital Expenditures
	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Engineering and Other Scientific	$794	$1,273	$1,802	$2,463
Environmental and Health	64	38	106	61

Total segment capital expenditures	858	1,311	1,908	2,524

Corporate capital expenditures	361	590	618	858

Total capital expenditures	$1,219	$1,901	$2,526	$3,382

Depreciation and Amortization
	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Engineering and Other Scientific	$1,163	$1,116	$2,278	$2,137
Environmental and Health	44	45	85	88

Total segment depreciation and amortization	1,207	1,161	2,363	2,225

Corporate depreciation and amortization	422	363	832	702

Total depreciation and amortization	$1,629	$1,524	$3,195	$2,927

One customer comprised 12% of the Company’s revenues during the three and six months ended June 30, 2017. No other single customer comprised more than 10% of the Company’s revenues during the three months and six months ended June 30, 2017. No single customer comprised more than 10% of the Company’s revenues during the three and six months ended July 1, 2016. One customer comprised 12% of the Company’s accounts receivable at June 30, 2017. No single customer comprised more than 10% of the Company’s accounts receivable at December 30, 2016.

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

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2017 increased 14% to $87,840,000 as compared to $77,295,000 during the same period last year. Revenues before reimbursements for the second quarter of 2017 increased 15% to $84,120,000 as compared to $73,334,000 during the same period last year. We experienced good demand for our consulting services from a diverse set of clients for both proactive and reactive projects. We continue to see demand for our proactive services in the areas of design and regulatory consulting, specifically related to consumer electronics and medical devices, and our reactive services in international construction disputes, consumer product recalls and product liability claims. Our comparative growth rates for the quarter were aided by the unusually soft results in the year ago period.

During the second quarter of 2017 we had strong growth in our biomedical engineering, construction consulting, electrical engineering & computer science, human factors and polymer science & materials chemistry practices. During the quarter we performed a large project for a client in the consumer products industry that contributed to the strength of our human factors practice. This project represented approximately 5% of our net revenues in the second quarter of 2017. During the quarter we also continued to expand our international construction disputes work with current mining, gas terminal and power plant projects. We also saw increased demand from the medical device industry for our multi-disciplinary team of material scientists and mechanical engineers to support product development and litigation matters.

Net income increased 32% to $13,791,000 during the second quarter of 2017 as compared to $10,453,000 during the same period last year. Diluted earnings per share increased to $0.51 per share as compared to $0.38 in the same period last year. We were able to improve profitability and margins by effectively managing headcount over the past year to align our resources with demand and benefited from a large project for a client in the consumer products industry which resulted in improved utilization and increased leverage of our cost structure.

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

Overview of the Three Months Ended June 30, 2017

During the second quarter of 2017, billable hours increased 14% to 310,000 as compared to 273,000 during the same period last year. Our utilization increased to 77% during the second quarter of 2017 as compared to 69% during the same period last year. Technical full-time equivalent employees increased to 774 during the second quarter of 2017 as compared to 765 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended June 30, 2017 compared to Three Months Ended July 1, 2016

Revenues
	Three Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

Engineering and Other Scientific	$69,795	$60,979	14.5%
Percentage of total revenues	79.5%	78.9%
Environmental and Health	18,045	16,316	10.6%
Percentage of total revenues	20.5%	21.1%

Total revenues	$87,840	$77,295	13.6%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours. During the second quarter of 2017, billable hours for this segment increased by 15% to 241,000 as compared to 209,000 during the same period last year. Utilization for this segment increased to 80% during the second quarter of 2017 as compared to 72% during the same period last year. The increase in billable hours and utilization was due to strong growth from our proactive design and regulatory consulting services, specifically related to ongoing projects with clients in the consumer products industry. During the quarter we performed a large project for a client in the consumer products industry that represented approximately 5% of our net revenues. Demand from the medical device industry continued to grow during the quarter as clients called upon our multi-disciplinary teams for support in product development and litigation matters. We continued to expand our broad base on international construction dispute work with ongoing mining, gas terminal and power plant projects leveraging our integrated team of experts to deliver solutions to complex capital projects. Additionally, after several quarters of flat revenues from the automotive industry, revenues grew during the second quarter as we were called upon to evaluate safety and performance issues for new transportation technologies. Technical full-time equivalent employees in this segment increased 4% to 581 during the second quarter of 2017 as compared to 560 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the second quarter of 2017, billable hours for this segment increased by 8% to 69,000 as compared to 64,000 during the same period last year. Utilization in this segment increased to 69% during the second quarter of 2017 as compared to 60% during the same period last year. The increase in billable hours and utilization was due to growth in our chemical regulation and food safety practice where we continued to assist clients with global regulatory issues. Revenues from the oil and gas and industrial chemical industries remained flat as clients continued to adjust to the price of oil. Technical full-time equivalent employees in this segment decreased by 6% to 193 during the second quarter of 2017 as compared to 205 during the same period last year. The increase in utilization and the decrease in technical full-time equivalent employees was due to our efforts to align resources with anticipated demand.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

Compensation and related expenses	$51,536	$47,040	9.6%
Percentage of total revenues	58.7%	60.9%

The increase in compensation and related expenses during the second quarter of 2017 was due to an increase in bonus expense, an increase in payroll expense, and an increase in fringe benefits. Bonus expense increased by $2,898,000 during the second quarter of 2017 due to a corresponding increase to income before income taxes, before bonus expense, and before stock-based compensation. Payroll expense increased $1,132,000 and fringe benefits increased $255,000 due to the increase in technical full-time equivalent employees and our annual salary increases. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

Other operating expenses	$7,275	$7,218	0.8%
Percentage of total revenues	8.3%	9.3%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the second quarter of 2017 was primarily due to an increase in depreciation expense of $106,000 associated with investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

Reimbursable expenses	$3,720	$3,961	(6.1)%
Percentage of total revenues	4.2%	5.1%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

General and administrative expenses	$4,992	$4,145	20.4%
Percentage of total revenues	5.7%	5.4%

The increase in general and administrative expenses during the second quarter of 2017 was primarily due to an increase in travel and meals of $528,000 and an increase in legal expenses of $110,000. The increase in travel and meals was due to a firm-wide managers’ meeting.

Other Income, Net
	Three Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

Other income, net	$2,031	$1,746	16.3%
Percentage of total revenues	2.3%	2.3%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was primarily due to an increase in interest income of $94,000 and a change in the value of assets associated with our deferred compensation plan. During the second quarter of 2017, other income, net, increased $82,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,020,000 during the second quarter of 2017 as compared to an increase in the value of the plan assets of $938,000 during the same period last year.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

Income taxes	$8,557	$6,224	37.5%
Percentage of total revenues	9.7%	8.1%
Effective tax rate	38.3%	37.3%

The increase in income tax expense was due to a corresponding increase in pre-tax income. The increase in our effective tax rate was due to a decrease in the excess tax benefit associated with share-based awards. The excess tax benefit associated with share-based awards was $35,000 during the second quarter of 2017 as compared to $327,000 during the same period last year.

Six Months Ended June 30, 2017 compared to Six Months Ended July 1, 2016

Revenues
	Six Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

Engineering and Other Scientific	$136,478	$125,789	8.5%
Percentage of total revenues	79.4%	78.4%
Environmental and Health	35,484	34,662	2.4%
Percentage of total revenues	20.6%	21.6%

Total revenues	$171,962	$160,451	7.2%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours. During the first six months of 2017, billable hours for this segment increased by 8% to 467,000 as compared to 434,000 during the same period last year. Utilization for this segment increased to 78% during the first six months of 2017 as compared to 74% during the same period last year. The increase in billable hours and utilization was due to strong growth from our proactive design and regulatory consulting services, specifically related to ongoing projects with clients in the consumer products industry. During the first six months of 2017 we performed a large project for a client in the consumer products industry that represented approximately 5% of our net revenues. Demand from the medical device industry continued to grow as clients called upon our multi-disciplinary teams for support in product development and litigation matters. We continued to expand our broad base on international construction dispute work with ongoing mining, gas terminal and power plant projects leveraging our integrated team of experts to deliver solutions to complex capital projects. Technical full-time equivalent employees in this segment increased 3% to 579 during the first six months of 2017 as compared to 560 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours. During the first six months of 2017, billable hours for this segment increased by 3% to 139,000 as compared to 135,000 during the same period last year. Utilization in this segment increased to 70% during the first six months of 2017 as compared to 63% during the same period last year. The increase in billable hours and utilization was due to growth in our chemical regulation and food safety practice where we continued to assist clients with global regulatory issues. Revenues from the oil and gas and industrial chemical industries remained flat as clients continued to adjust to the price of oil. Technical full-time equivalent employees in this segment decreased by 8% to 191 during the first six months of 2017 as compared to 207 during the same period last year. The increase in utilization and the decrease in technical full-time equivalent employees was due to our efforts to align resources with anticipated demand.

Compensation and Related Expenses
	Six Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

Compensation and related expenses	$105,954	$99,057	7.0%
Percentage of total revenues	61.6%	61.7%

The increase in compensation and related expenses during the first six months of 2017 was due to an increase in bonus expense, an increase in payroll expense and fringe benefits, and a change in the value of assets associated with our deferred compensation plan. Bonus expense increased by $3,075,000 during the first six months of 2017 due to a corresponding increase to income before income taxes, before bonus expense, and before stock-based compensation. Payroll expense increased $1,599,000 and fringe benefits increased $305,000 due to the increase in technical full-time equivalent employees and our annual salary increases. During the first six months of 2017, deferred compensation expense increased $1,552,000 with a corresponding increase to other income, net, as compared to the same period last year due to a change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $2,917,000 during the first six months of 2017 as compared to an increase in the value of plan assets of $1,365,000 during the same period last year.

Other Operating Expenses
	Six Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

Other operating expenses	$14,466	$14,201	1.9%
Percentage of total revenues	8.4%	8.9%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first six months of 2017 was primarily due to an increase in depreciation expense of $269,000 associated with investments in our corporate infrastructure.

Reimbursable Expenses
	Six Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

Reimbursable expenses	$7,375	$8,167	(9.7)%
Percentage of total revenues	4.3%	5.1%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Six Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

General and administrative expenses	$9,216	$7,659	20.3%
Percentage of total revenues	5.4%	4.8%

The increase in general and administrative expenses during the first six months of 2017 was primarily due to an increase in travel and meals of $920,000, an increase in marketing and promotion of $164,000, and an increase in legal expenses of $159,000. The increase in travel and meals was due to a firm-wide managers’ meeting. The increase in marketing and promotion was due to several initiatives associated with the firm’s 50th anniversary.

Other Income, Net
	Six Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

Other income, net	$4,807	$3,044	57.9%
Percentage of total revenues	2.8%	1.9%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. During the first six months of 2017, other income, net, increased $1,552,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,917,000 during the first six months of 2017 as compared to an increase in the value of the plan assets of $1,365,000 during the same period last year. The increase in other income, net, was also due to an increase in interest income of $190,000.

Income Taxes
	Six Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	Percent Change

Income taxes	$9,391	$8,608	9.1%
Percentage of total revenues	5.5%	5.4%
Effective tax rate	23.6%	25.0%

The increase in income tax expense was due to a corresponding increase in pre-tax income. The decrease in our effective tax rate was due to an increase in the excess tax benefit associated with share-based awards. The excess tax benefit associated with share-based awards was $6,054,000 during the first six months of 2017 as compared to $4,788,000 during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in thousands)	June 30, 2017	July 1, 2016

Net cash provided by operating activities	$17,191	$14,545
Net cash used in investing activities	(15,526)	(5,932)
Net cash used in financing activities	(26,881)	(20,357)

We financed our business during the first six months of 2017 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of June 30, 2017, our cash, cash equivalents and short-term investments were $162.0 million compared to $173.7 million at December 30, 2016. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

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

The increase in net cash used in investing activities during the first six months of 2017, as compared to the same period last year, was due to an increase in the purchase of short-term investments, net of maturities.

The increase in net cash used in financing activities during the first six months of 2017, as compared to the same period last year, was due to an increase in repurchases of common stock, an increase in payroll taxes for restricted stock units, and an increase in dividend payments.

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

During April 2017, we entered into two agreements to purchase a total of 2.9 acres of land in Natick, Massachusetts on which we intend to build office and laboratory facilities. The total purchase price is $5,200,000. The purchase agreements are contingent on several items including feasibility studies, environmental assessments, and government approvals. If we determine that the property is unsuitable for the planned project, we can terminate the agreements to purchase the land at our sole discretion.

There have been no other material changes in our contractual obligations since December 30, 2016.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $48,467,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at June 30, 2017. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of June 30, 2017, invested amounts under the plan of $44,590,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and six months ended June 30, 2017 and July 1, 2016:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Revenues before reimbursements	$84,120	$73,334	$164,587	$152,284

EBITDA	$23,711	$18,030	$42,453	$37,028

EBITDA as a % of revenues before reimbursements	28.2%	24.6%	25.8%	24.3%

The increase in EBITDA as a percentage of revenues before reimbursements during the second quarter of 2017 as compared to the same period last year was primarily due to an increase in utilization. Utilization for the second quarter of 2017 was 77% as compared to 69% during the same period last year.

The increase in EBITDA as a percentage of revenues before reimbursements during the first six months of 2017 as compared to the same period last year was primarily due to an increase in utilization. Utilization for the first six months of 2017 was 76% as compared to 71% during the same period last year.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended June 30, 2017 and July 1, 2016:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Net income	$13,791	$10,453	$30,367	$25,803

Add back (subtract):

Income taxes	8,557	6,224	9,391	8,608
Interest income, net	(266)	(171)	(500)	(310)
Depreciation and amortization	1,629	1,524	3,195	2,927
EBITDA	23,711	18,030	42,453	37,028
Stock-based compensation	3,532	2,709	9,187	7,929
EBITDAS	$27,243	$20,739	$51,640	$44,957

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

At June 30, 2017, we had net assets of approximately $7.6 million with a functional currency of the British Pound, net assets of approximately $2.9 million with a functional currency of the Euro, and net assets of approximately $2.8 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At June 30, 2017, we had net assets denominated in the non-functional currency of approximately $1.9 million. As such, a ten percent change in the value of the local currency would result in a $190,000 foreign currency gain or loss in our results of operations.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2016 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended June 30, 2017 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

April 1 to April 28	-	$-	-	$56,003
April 29 to May 26	-	-	-	$56,003
May 27 to June 30	95	60.05	95	$50,303
Total	95	$60.05	95	$50,303

(1)	On October 21, 2015, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 19, 2016, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

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

Date: August 4, 2017
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

- 28 -