Form 10-Q
period 2017-09-29
EXPONENT INC
filed 2017-11-03
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

As of October 27, 2017, the latest practicable date, the registrant had 25,810,749 shares of common stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

September 29, 2017 and December 30, 2016

(in thousands, except par value)

(unaudited)

	September 29,	December 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$89,809	$114,967
Short-term investments	75,782	58,755
Accounts receivable, net of allowance for contract losses and doubtful accounts of $3,847 and $3,417 at September 29, 2017 and December 30, 2016, respectively	124,803	87,409
Prepaid expenses and other assets	10,692	12,913
Total current assets	301,086	274,044

Property, equipment and leasehold improvements, net	35,180	36,710
Goodwill	8,607	8,607
Deferred income taxes	42,574	42,166
Deferred compensation plan assets	46,678	41,153
Other assets	1,515	1,064
Total assets	$435,640	$403,744

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$13,813	$10,073
Accrued payroll and employee benefits	59,696	62,539
Deferred revenues	7,776	7,624
Total current liabilities	81,285	80,236

Other liabilities	2,161	2,005
Deferred compensation	50,778	46,503
Deferred rent	1,340	1,654
Total liabilities	135,564	130,398

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; 32,853 shares issued at September 29, 2017 and December 30, 2016	33	33
Additional paid-in capital	208,583	194,632
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	(129)	(146)
Foreign currency translation adjustments	(1,934)	(2,980)
	(2,063)	(3,126)
Retained earnings	313,277	291,243
Treasury stock, at cost; 7,043 and 7,256 shares held at September 29, 2017 and December 30, 2016, respectively	(219,754)	(209,436)
Total stockholders’ equity	300,076	273,346
Total liabilities and stockholders’ equity	$435,640	$403,744

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 29, 2017 and September 30, 2016

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Revenues:
Revenues before reimbursements	$82,359	$74,160	$246,946	$226,444
Reimbursements	5,196	3,452	12,571	11,619

Revenues	87,555	77,612	259,517	238,063

Operating expenses:
Compensation and related expenses	51,493	47,797	157,447	146,854
Other operating expenses	7,500	7,020	21,966	21,221
Reimbursable expenses	5,196	3,452	12,571	11,619
General and administrative expenses	4,061	3,748	13,277	11,407

Total operating expenses	68,250	62,017	205,261	191,101

Operating income	19,305	15,595	54,256	46,962

Other income, net:
Interest income, net	372	179	872	489
Miscellaneous income, net	2,353	2,146	6,660	4,880
Total other income, net	2,725	2,325	7,532	5,369

Income before income taxes	22,030	17,920	61,788	52,331

Income taxes	7,387	6,631	16,778	15,239

Net income	$14,643	$11,289	$45,010	$37,092

Net income per share:
Basic	$0.56	$0.43	$1.71	$1.40
Diluted	$0.54	$0.42	$1.67	$1.36

Shares used in per share computations:
Basic	26,370	26,545	26,362	26,563
Diluted	26,963	27,185	26,976	27,234

Cash dividends declared per common share	$0.21	$0.18	$0.63	$0.54

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 29, 2017 and September 30, 2016

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Net income	$14,643	$11,289	$45,010	$37,092
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	456	(186)	1,046	(696)
Unrealized gains (losses) on available-for- sale investment securities arising during the period, net of tax	13	(19)	17	65

Comprehensive income	$15,112	$11,084	$46,073	$36,461

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 29, 2017 and September 30, 2016

(in thousands)

(unaudited)

	Nine Months Ended
	September 29, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$45,010	$37,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,762	4,509
Amortization of premiums and accretion of discounts on short-term investments	-	7
Deferred rent	(314)	(330)
Provision for contract losses and doubtful accounts	1,657	1,688
Stock-based compensation	12,728	10,659
Deferred income tax provision	(421)	(1,284)
Changes in operating assets and liabilities:
Accounts receivable	(39,051)	(7,403)
Prepaid expenses and other assets	1,049	(342)
Accounts payable and accrued liabilities	3,950	(1,059)
Accrued payroll and employee benefits	(2,558)	(4,091)
Deferred revenues	152	(2,212)
Net cash provided by operating activities	26,964	37,234

Cash flows from investing activities:
Capital expenditures	(3,354)	(13,063)
Purchase of short-term investments	(20,997)	(36,000)
Maturity of short-term investments	4,000	29,950
Net cash used in investing activities	(20,351)	(19,113)

Cash flows from financing activities:
Payroll taxes for restricted stock units	(9,520)	(7,685)
Repurchase of common stock	(8,431)	(24,456)
Exercise of share-based payment awards	1,733	1,499
Dividends and dividend equivalents rights	(16,419)	(14,174)
Net cash used in financing activities	(32,637)	(44,816)

Effect of foreign currency exchange rates on cash and cash equivalents	866	(631)

Net decrease in cash and cash equivalents	(25,158)	(27,326)
Cash and cash equivalents at beginning of period	114,967	125,751
Cash and cash equivalents at end of period	$89,809	$98,425

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 29, 2017 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2016, which was filed with the U.S. Securities and Exchange Commission on February 24, 2017.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries, which are all wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2017
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.21	$5,374
Second Quarter	0.21	5,424
Third Quarter	0.21	5,424
Total	$0.63	$16,222

	Fiscal Year 2016
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.18	$4,628
Second Quarter	0.18	4,675
Third Quarter	0.18	4,659
Fourth Quarter	0.18	4,607
Total	$0.72	$18,569

On October 18, 2017, the Company’s Board of Directors announced a cash dividend of $0.21 per share of the Company’s common stock, payable December 22, 2017, to stockholders of record as of December 1, 2017. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Note 2: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and nine months ended September 29, 2017 and September 30, 2016. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 29, 2017:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$5,265	$5,265	$-	$-

Fixed income available-for-sale securities (2)	75,782	-	75,782	-

Fixed income trading securities held in deferred compensation plan (3)	14,210	14,210	-	-

Equity trading securities held in deferred compensation plan (3)	36,569	36,569	-	-
Total	$131,826	$56,044	$75,782	$-

Liabilities
Deferred compensation plan (4)	56,479	56,479	-	-
Total	$56,479	$56,479	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 30, 2016:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$21,918	$21,918	$-	$-

Fixed income available- for-sale securities (2)	58,755	-	58,755	-

Fixed income trading securities held in deferred compensation plan (3)	11,872	11,872	-	-

Equity trading securities held in deferred compensation plan (3)	36,395	36,395	-	-
Total	$128,940	$70,185	$58,755	$-

Liabilities
Deferred compensation plan (4)	53,617	53,617	-	-
Total	$53,617	$53,617	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of September 29, 2017 and December 30, 2016 represent obligations of United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of September 29, 2017:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$84,544	$-	$-	$84,544

Cash equivalents:
Money market securities	5,265	-	-	5,265
Total cash equivalents	5,265	-	-	5,265
Total cash and cash equivalents	89,809	-	-	89,809

Short-term investments:
U.S. agency securities	75,997	-	(215)	75,782
Total short-term investments	75,997	-	(215)	75,782

Total cash, cash equivalents and short-term investments	$165,806	$-	$(215)	$165,591

Cash, cash equivalents and short-term investments consisted of the following as of December 30, 2016:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$93,049	$-	$-	$93,049

Cash equivalents:
Money market securities	21,918	-	-	21,918
Total cash equivalents	21,918	-	-	21,918
Total cash and cash equivalents	114,967	-	-	114,967

Short-term investments:
U.S. agency securities	59,000	-	(245)	58,755
Total short-term investments	59,000	-	(245)	58,755

Total cash, cash equivalents and short-term investments	$173,967	$-	$(245)	$173,722

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of September 29, 2017:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$40,000	$39,919
Due between one and two years	35,997	35,863
Total	$75,997	$75,782

At September 29, 2017 and December 30, 2016, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's condensed consolidated balance sheet at September 29, 2017 and December 30, 2016, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at September 29, 2017 and December 30, 2016 approximates their carrying value as reported on the condensed consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and nine months ended September 29, 2017 and September 30, 2016.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Shares used in basic per share computation	26,370	26,545	26,362	26,563
Effect of dilutive common stock options outstanding	147	115	139	121
Effect of dilutive restricted stock units outstanding	446	525	475	550

Shares used in diluted per share computation	26,963	27,185	26,976	27,234

There were no options excluded from the diluted per share calculations for the three and nine months ended September 29, 2017 and September 30, 2016.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,155,000 and $1,548,000 during the three months ended September 29, 2017 and September 30, 2016, respectively. For the nine months ended September 29, 2017 and September 30, 2016, the Company recorded stock-based compensation expense associated with accrued bonus awards of $6,284,000 and $4,716,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,294,000 and $1,115,000 during the three months ended September 29, 2017 and September 30, 2016, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $5,788,000 and $5,447,000 during the nine months ended September 29, 2017 and September 30, 2016, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense associated with stock option grants of $92,000 and $67,000 during the three months ended September 29, 2017 and September 30, 2016, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $656,000 and $496,000 during the nine months ended September 29, 2017 and September 30, 2016, respectively.

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

The Company repurchased 139,182 shares of its common stock for $8,431,000 during the nine months ended September 29, 2017.  The Company repurchased 491,312 shares of its common stock for $24,456,000 during the nine months ended September 30, 2016. As of September 29, 2017 the Company had remaining authorization under its stock repurchase plans of $48,876,000 to repurchase shares of common stock.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $5,667,000 and $5,791,000 were recorded as a reduction to retained earnings during the nine months ended September 29, 2017 and September 30, 2016, respectively. There were no net losses related to the re-issuance of treasury stock during the three months ended September 29, 2017 and September 30, 2016.

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of September 29, 2017 and December 30, 2016, the invested amounts under the plans totaled $50,779,000 and $48,267,000, respectively, and are recorded in pre-paid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of September 29, 2017 and December 30, 2016, vested amounts due under the plans totaled $56,479,000 and $53,617,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended September 29, 2017 and September 30, 2016, the Company recognized compensation expense of $1,699,000 and $1,458,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the nine months ended September 29, 2017 and September 30, 2016, the Company recognized compensation expense of $4,617,000 and $2,823,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 29, 2017	September 30, 2016

Cash paid during period:
Income taxes	$17,208	$13,375
Non-cash investing and financing activities:
Unrealized gain on short-term investments	$17	$65
Vested stock unit awards issued to settle accrued bonuses	$6,910	$6,334
Accrual for capital expenditures	$162	$739

Note 8: Accounts Receivable, Net

At September 29, 2017 and December 30, 2016, accounts receivable, net, was comprised of the following:

	September 29,	December 30,
(In thousands)	2017	2016

Billed accounts receivable	$90,263	$60,510
Unbilled accounts receivable	38,387	30,316
Allowance for contract losses and doubtful accounts	(3,847)	(3,417)
Total accounts receivable, net	$124,803	$87,409

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

Segment information for the three and nine months ended September 29, 2017 and September 30, 2016 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Engineering and Other Scientific	$70,670	$61,237	$207,148	$187,026
Environmental and Health	16,885	16,375	52,369	51,037

Total revenues	$87,555	$77,612	$259,517	$238,063

Operating Income

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Engineering and Other Scientific	$23,645	$19,933	$70,279	$60,632
Environmental and Health	5,450	4,758	16,753	13,981

Total segment operating income	29,095	24,691	87,032	74,613

Corporate operating expense	(9,790)	(9,096)	(32,776)	(27,651)

Total operating income	$19,305	$15,595	$54,256	$46,962

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Engineering and Other Scientific	$662	$902	$2,464	$3,365
Environmental and Health	64	33	170	94

Total segment capital expenditures	726	935	2,634	3,459

Corporate capital expenditures	102	8,746	720	9,604

Total capital expenditures	$828	$9,681	$3,354	$13,063

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Engineering and Other Scientific	$1,103	$1,136	$3,381	$3,273
Environmental and Health	47	45	132	133

Total segment depreciation and amortization	1,150	1,181	3,513	3,406

Corporate depreciation and amortization	417	401	1,249	1,103

Total depreciation and amortization	$1,567	$1,582	$4,762	$4,509

One client comprised 17% of the Company’s revenues during the three months ended September 29, 2017. The same client comprised 14% of the Company’s revenues during the nine months ended September 29, 2017. No other single client comprised more than 10% of the Company’s revenues during the three and nine months ended September 29, 2017. No single client comprised more than 10% of the Company’s revenues during the three and nine months ended September 30, 2016. The same client comprised 29% of the Company’s accounts receivable at September 29, 2017. No other single client comprised more than 10% of the Company’s accounts receivable at September 29, 2017. No single client comprised more than 10% of the Company’s accounts receivable at December 30, 2016.

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

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2017 increased 13% to $87,555,000 as compared to $77,612,000 during the same period last year. Revenues before reimbursements for the third quarter of 2017 increased 11% to $82,359,000 as compared to $74,160,000 during the same period last year. We experienced strong demand for our consulting services from a diverse set of clients for both proactive and reactive projects. We continue to see demand for our proactive services in the areas of design and regulatory consulting, specifically related to consumer electronics, and our reactive services in international construction disputes, consumer product recalls and product liability claims.

During the third quarter of 2017 we had strong growth in our chemical regulation & food safety, construction consulting, electrical engineering & computer science, human factors, mechanical engineering, and polymer science & materials chemistry practices. During the quarter we continued to work on a large human factors assessment for a client in the consumer products industry. The level of activity for this project increased during the quarter, driving increases in both revenue and profitability. This project represented approximately 8% of our revenues before reimbursements in the third quarter of 2017 and approximately 6% of our revenues before reimbursements for the first nine months of 2017. During the quarter we also continued our international construction disputes work with current mining, gas terminal and power plant projects. We also experienced growth from lithium-ion battery consulting for clients in the consumer products, transportation, medical device, and utility industries. Our interdisciplinary team of chemists, electrical engineers, material scientists and mechanical engineers has guided clients with respect to the performance, reliability, and safety of new products, as well as with respect to recalls and litigation matters involving existing products with lithium-ion batteries.

Net income increased 30% to $14,643,000 during the third quarter of 2017 as compared to $11,289,000 during the same period last year. Diluted earnings per share increased to $0.54 per share as compared to $0.42 in the same period last year. We were able to improve profitability and margins by effectively managing headcount over the past year to align our resources with demand and benefited from a large human factors assessment for a client in the consumer products industry, which resulted in improved utilization and increased leverage of our cost structure.

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

Overview of the Three Months Ended September 29, 2017

During the third quarter of 2017, billable hours increased 12% to 310,000 as compared to 278,000 during the same period last year. Our utilization increased to 76% during the third quarter of 2017 as compared to 70% during the same period last year. Technical full-time equivalent employees increased 3% to 787 during the third quarter of 2017 as compared to 761 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended September 29, 2017 compared to Three Months Ended September 30, 2016

Revenues
	Three Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

Engineering and Other Scientific	$70,670	$61,237	15.4%
Percentage of total revenues	80.7%	78.9%
Environmental and Health	16,885	16,375	3.1%
Percentage of total revenues	19.3%	21.1%

Total revenues	$87,555	$77,612	12.8%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours. During the third quarter of 2017, billable hours for this segment increased by 13% to 242,000 as compared to 214,000 during the same period last year. Utilization for this segment increased to 78% during the third quarter of 2017 as compared to 73% during the same period last year. The increase in billable hours and utilization was due to strong growth from our proactive design consulting services, specifically related to ongoing projects with clients in the consumer products industry. During the quarter we continued work on a large human factors assessment for a client in the consumer products industry. In addition to the ongoing large human factors assessment project, we realized increased demand for similar services from other clients. We have developed a unique offering of highly qualified scientists and facilities to advise clients as they navigate the increasing complexity of interactions between their products and users. We also experienced growth from lithium-ion battery consulting for clients in the consumer products, transportation, medical device, and utility industries. Our interdisciplinary team of chemists, electrical engineers, material scientists and mechanical engineers has guided clients with respect to the performance, reliability, and safety of new products, as well as with respect to recalls and litigation matters involving existing products with lithium-ion batteries. Technical full-time equivalent employees in this segment increased 5% to 594 during the third quarter of 2017 as compared to 566 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours. During the third quarter of 2017, billable hours for this segment increased by 6% to 68,000 as compared to 64,000 during the same period last year. Utilization in this segment increased to 68% during the third quarter of 2017 as compared to 63% during the same period last year. The increase in billable hours and utilization was due to growth in our chemical regulation and food safety practice where we continued to assist clients with global regulatory issues. This segment’s contribution to the large ongoing human factors assessment also contributed to the increase in billable hours and utilization. These increases were partially offset by depressed demand from the oil and gas and industrial chemical industries. Technical full-time equivalent employees in this segment decreased by 1% to 193 during the third quarter of 2017 as compared to 195 during the same period last year. The decrease in technical full-time equivalent employees was due to our efforts to align resources with anticipated demand.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

Compensation and related expenses	$51,493	$47,797	7.7%
Percentage of total revenues	58.8%	61.6%

The increase in compensation and related expenses during the third quarter of 2017 was due to an increase in bonus expense and an increase in payroll expense. Bonus expense increased by $2,392,000 during the third quarter of 2017 due to a corresponding increase to income before income taxes, before bonus expense, and before stock-based compensation. Payroll expense increased $854,000 due to the increase in technical full-time equivalent employees. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

Other operating expenses	$7,500	$7,020	6.8%
Percentage of total revenues	8.6%	9.0%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the third quarter of 2017 was primarily due to an increase in occupancy expense of $265,000 and an increase in computer expense of $137,000 associated with investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

Reimbursable expenses	$5,196	$3,452	50.5%
Percentage of total revenues	5.9%	4.4%

The increase in reimbursable expenses was primarily due to an increase in travel related costs associated with our large human factors assessment project. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

General and administrative expenses	$4,061	$3,748	8.4%
Percentage of total revenues	4.6%	4.8%

The increase in general and administrative expenses during the third quarter of 2017 was primarily due to an increase in bad debt of $91,000, an increase in travel and meals of $90,000, and an increase in legal expenses of $87,000. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development initiatives, and pursue staff development initiatives.

Other Income, Net
	Three Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

Other income, net	$2,725	$2,325	17.2%
Percentage of total revenues	3.1%	3.0%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was primarily due to an increase in interest income of $193,000 and a change in the value of assets associated with our deferred compensation plan. The increase in interest income was due to higher interest rates for our cash equivalents and short-term investments. During the third quarter of 2017, other income, net, increased $241,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,699,000 during the third quarter of 2017 as compared to an increase in the value of the plan assets of $1,458,000 during the same period last year.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

Income taxes	$7,387	$6,631	11.4%
Percentage of total revenues	8.4%	8.5%
Effective tax rate	33.5%	37.0%

The increase in income tax expense was due to a corresponding increase in pre-tax income. The decrease in our effective tax rate was due to an increase in the excess tax benefit associated with share-based awards and a decrease in our unrecognized tax benefit. The excess tax benefit associated with share-based awards increased to $464,000 during the third quarter of 2017 as compared to $39,000 during the same period last year. During the third quarter of 2017 we released $437,000 of our unrecognized tax benefit due to the completion of two tax audits.

Nine Months Ended September 29, 2017 compared to Nine Months Ended September 30, 2016

Revenues
	Nine Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

Engineering and Other Scientific	$207,148	$187,026	10.8%
Percentage of total revenues	79.8%	78.6%
Environmental and Health	52,369	51,037	2.6%
Percentage of total revenues	20.2%	21.4%

Total revenues	$259,517	$238,063	9.0%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours. During the first nine months of 2017, billable hours for this segment increased by 9% to 709,000 as compared to 649,000 during the same period last year. Utilization for this segment increased to 78% during the first nine months of 2017 as compared to 74% during the same period last year. The increase in billable hours and utilization was due to strong growth from our proactive design and regulatory consulting services, specifically related to ongoing projects with clients in the consumer products industry. During the first nine months of 2017 we performed a large human factors assessment for a client in the consumer products industry. We continued to expand our broad base of international construction dispute work with ongoing mining, gas terminal and power plant projects leveraging our integrated team of experts to deliver solutions to complex capital projects. Technical full-time equivalent employees in this segment increased 4% to 584 during the first nine months of 2017 as compared to 563 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours. During the first nine months of 2017, billable hours for this segment increased by 4% to 207,000 as compared to 199,000 during the same period last year. Utilization in this segment increased to 69% during the first nine months of 2017 as compared to 63% during the same period last year. The increase in billable hours and utilization was due to growth in our chemical regulation and food safety practice where we continued to assist clients with global regulatory issues. This segment’s contribution to the large ongoing human factors assessment also contributed to the increase in billable hours and utilization. These increases were partially offset by depressed demand from the oil and gas and industrial chemical industries. Technical full-time equivalent employees in this segment decreased by 5% to 192 during the first nine months of 2017 as compared to 203 during the same period last year. The increase in utilization and the decrease in technical full-time equivalent employees were due to our efforts to align resources with anticipated demand.

Compensation and Related Expenses
	Nine Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

Compensation and related expenses	$157,447	$146,854	7.2%
Percentage of total revenues	60.7%	61.7%

The increase in compensation and related expenses during the first nine months of 2017 was due to an increase in bonus expense, an increase in payroll expense and fringe benefits, an increase in stock-based compensation, and a change in the value of assets associated with our deferred compensation plan. Bonus expense increased by $5,467,000 during the first nine months of 2017 due to a corresponding increase to income before income taxes, before bonus expense, and before stock-based compensation. Payroll expense increased $2,453,000 and fringe benefits increased $291,000 due to the increase in technical full-time equivalent employees and our annual salary increases. Stock-based compensation increased by $460,000 due primarily to an increase in the amortization of restricted stock unit grants. During the first nine months of 2017, deferred compensation expense increased $1,794,000 with a corresponding increase to other income, net, as compared to the same period last year due to a change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $4,617,000 during the first nine months of 2017 as compared to an increase in the value of plan assets of $2,823,000 during the same period last year.

Other Operating Expenses
	Nine Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

Other operating expenses	$21,966	$21,221	3.5%
Percentage of total revenues	8.5%	8.9%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first nine months of 2017 was primarily due to an increase in depreciation expense of $253,000, an increase in occupancy expense of $158,000, and an increase in computer expense of $155,000 associated with investments in our corporate infrastructure.

Reimbursable Expenses
	Nine Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

Reimbursable expenses	$12,571	$11,619	8.2%
Percentage of total revenues	4.8%	4.9%

The increase in reimbursable expenses was primarily due to an increase in travel related costs associated with our large human factors assessment project. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Nine Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

General and administrative expenses	$13,277	$11,407	16.4%
Percentage of total revenues	5.1%	4.8%

The increase in general and administrative expenses during the first nine months of 2017 was primarily due to an increase in travel and meals of $1,010,000, an increase in legal expenses of $246,000, and an increase in marketing and promotion of $141,000. The increase in travel and meals was due to a firm-wide managers’ meeting which occurs every other year. The increase in marketing and promotion was due to several initiatives associated with the firm’s 50th anniversary.

Other Income, Net
	Nine Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

Other income, net	$7,532	$5,369	40.3%
Percentage of total revenues	2.9%	2.3%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. During the first nine months of 2017, other income, net, increased $1,794,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $4,617,000 during the first nine months of 2017 as compared to an increase in the value of the plan assets of $2,823,000 during the same period last year. The increase in other income, net, was also due to an increase in interest income of $383,000 due to higher interest rates for our cash equivalents and short-term investments.

Income Taxes
	Nine Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	Percent Change

Income taxes	$16,778	$15,239	10.1%
Percentage of total revenues	6.5%	6.4%
Effective tax rate	27.2%	29.1%

The increase in income tax expense was due to a corresponding increase in pre-tax income. The decrease in our effective tax rate was due to an increase in the excess tax benefit associated with share-based awards and a decrease in our unrecognized tax benefit. The excess tax benefit associated with share-based awards increased to $6,518,000 during the first nine months of 2017 as compared to $4,827,000 during the same period last year. During the first nine months of 2017 we released $437,000 of our unrecognized tax benefit due to the completion of two tax audits.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in thousands)	September 29, 2017	September 30, 2016

Net cash provided by operating activities	$26,964	$37,234
Net cash used in investing activities	(20,351)	(19,113)
Net cash used in financing activities	(32,637)	(44,816)

We financed our business during the first nine months of 2017 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of September 29, 2017, our cash, cash equivalents and short-term investments were $165.6 million compared to $173.7 million at December 30, 2016. We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is collections from our clients. Our primary uses of cash from operating activities are for employee related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel. The decrease in net cash provided by operating activities during the first nine months of 2017 as compared to the same period last year was primarily due to an increase in accounts receivable.

The increase in net cash used in investing activities during the first nine months of 2017, as compared to the same period last year, was due to an increase in the purchase of short-term investments, net of maturities partially offset by a decrease in capital expenditures.

The decrease in net cash used in financing activities during the first nine months of 2017, as compared to the same period last year, was due to a decrease in repurchases of common stock partially offset by an increase in payroll taxes for restricted stock units, and an increase in dividend payments.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $50,778,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at September 29, 2017. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of September 29, 2017, invested amounts under the plan of $46,678,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and nine months ended September 29, 2017 and September 30, 2016:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Revenues before reimbursements	$82,359	$74,160	$246,946	$226,444

EBITDA	$23,225	$19,323	$65,678	$56,351

EBITDA as a % of revenues before reimbursements	28.2%	26.1%	26.6%	24.9%

The increase in EBITDA as a percentage of revenues before reimbursements during the third quarter of 2017 as compared to the same period last year was primarily due to an increase in utilization. Utilization for the third quarter of 2017 was 76% as compared to 70% during the same period last year.

The increase in EBITDA as a percentage of revenues before reimbursements during the first nine months of 2017 as compared to the same period last year was primarily due to an increase in utilization. Utilization for the first nine months of 2017 was 76% as compared to 71% during the same period last year.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended September 29, 2017 and September 30, 2016:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Net income	$14,643	$11,289	$45,010	$37,092

Add back (subtract):

Income taxes	7,387	6,631	16,778	15,239
Interest income, net	(372)	(179)	(872)	(489)
Depreciation and amortization	1,567	1,582	4,762	4,509

EBITDA	23,225	19,323	65,678	56,351

Stock-based compensation	3,541	2,730	12,728	10,659

EBITDAS	$26,766	$22,053	$78,406	$67,010

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

At September 29, 2017, we had net assets of approximately $10.0 million with a functional currency of the British Pound, net assets of approximately $4.1 million with a functional currency of the Euro, and net assets of approximately $4.0 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At September 29, 2017, we had net assets denominated in the non-functional currency of approximately $2.6 million. As such, a ten percent change in the value of the local currency would result in a $260,000 foreign currency gain or loss in our results of operations.

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

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of September 29, 2017, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2016 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended September 29, 2017 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

July 1 to July 28	-	$-	-	$50,303
July 29 to August 25	-	-	-	$50,303
August 26 to September 29	22	66.06	22	$48,876
Total	22	$66.06	22	$48,876

(1)	On October 21, 2015, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 19, 2016, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: November 3, 2017
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer