Form 10-K
period 2017-12-29
EXPONENT INC
filed 2018-02-23
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

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

Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐        No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sales price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was $1,297,837,521. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2017 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 16, 2018 was 25,769,113.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders to be held on May 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 29, 2017

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

CLIENTS

General

Exponent serves clients in chemical, construction, consumer products, energy, food, beverage and nutrition, government, life sciences, insurance, manufacturing, technology, industrial equipment, transportation and other sectors of the economy. Many of our engagements are initiated directly by large corporations or by lawyers or insurance companies whose clients anticipate, or are engaged in, litigation related to their products, equipment, processes or services. The scope of our services in failure prevention and technology evaluation has grown as the technological complexity of products has increased over the years. During fiscal 2017 we provided services representing approximately 27% of revenues to clients in the consumer products industry. During fiscal 2017 we provided services representing approximately 15% of revenues to clients in the energy and utilities industries. During fiscal 2017 we provided services representing approximately 15% of revenues to clients in the transportation industry. No client accounted for more than 10% of our consolidated revenues for 2016 and 2015. One client accounted for 14% of our consolidated revenues for 2017.

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a time and material basis, charging in the latter case hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $180 to $750 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Exponent provides high quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate 18 practices in two reportable operating segments, Engineering and Other Scientific and Environmental and Health:

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

During the past year, our biomechanics staff performed analyses of human injuries which occurred while individuals were utilizing a variety of products including recreational vehicles, sporting goods, trucks, trains, aircraft, industrial equipment, and automobiles. They also looked at the implications of using protective devices (such as restraint systems, airbags, and helmets) on reducing the potential for injury, and assessed injuries in the workplace, in the home, and during recreational activities. Our consultants also evaluated product designs for performance, hazards, and injury risks to assist clients with design modifications, address consumer feedback, and respond to regulators.

Biomedical Engineering

Our Biomedical Engineering Practice applies engineering principles to medical technologies, including the evaluation of designs and performance of medical devices and biologics. Our engineers and scientists assist clients with characterization of biomaterials, medical devices, and their interactions with cells and tissues. To assist in regulatory clearance and approval, we perform preclinical testing, help formulate related regulatory strategy, and conduct design verification and validation.  We also assist with design and manufacturing failure analyses, recall management, and medical device explant analysis. In addition, our staff performs analysis of clinical outcomes for medical devices and related procedures using administrative claims databases. Our expertise is also utilized in product liability, intellectual property litigation, technology acquisition and due diligence matters.

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

During the past year, we have evaluated numerous problems with residential, commercial and industrial structures for owners, designers, and builders. Our evaluations often include property inspections, laboratory or on site testing, engineering analysis, and the development of repair recommendations. In addition, we have worked with owners to assess and mitigate the risk of failure associated with hazards such as hurricanes, earthquakes, tsunamis and aging infrastructure. We have assessed these risks to high-rise buildings, industrial facilities, pipelines and nuclear power plant structures.

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

Construction Consulting

Our Construction Consulting Practice provides project advisory, risk analysis, strategic planning, dispute resolution, delay analysis and financial damages services. During the past year, we expanded the practice by leveraging key client relationships in several construction sectors including utilities, mining, and oil and gas. The practice has expanded to Asia and employs senior personnel based in Exponent’s Hong Kong office and has been retained on numerous complex international arbitrations. Our multi-disciplinary staff, which includes engineers, architects, construction managers, schedulers, accountants, and technical specialists, provides these services to both the public and private sectors for clients who represent a diverse mix of companies and agencies.

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

Human Factors

Our Human Factors Practice evaluates human performance and safety in product and system use. Our consultants study how the limitations and capabilities of people, including memory, perception, attention, reaction time, judgment, physical size and dexterity, affect the way they use a product, interact with an organization or environment, process information or participate in an activity.

We review warnings and labeling issues related to consumer products, pharmaceuticals, motor vehicles, medical devices and industrial products – supporting the development of safety information to accompany products and assessing claims that the safety information provided was inadequate. We apply our expertise in human behavior, warnings, and decision making in class actions suits, and in evaluating claims seeking to establish a class. In addition, we assist manufacturers with compliance with regulatory guidelines related to products and work with them regarding analysis of adverse event reports and consumer complaints in publicly available databases overseen by the Consumer Product Safety Commission and the Food and Drug Administration.

We examine the role that attention plays in human perception, memory, and behavior, and how attention, inattention, and distraction may affect safety in a wide range of settings and activities (e.g., operating vehicles and machinery, walking, and using consumer products). We address the reliability of human memory and retrospective reporting in the gathering of fact-based evidence. We utilize scientific investigations and research (e.g., human perception, reaction time, and looking behavior) to assess driver behavior in both accident investigations and during the design of automotive systems. Exponent’s Human Factors scientists have been actively engaged in research and project work with Advanced Driver Assistive System (ADAS) and automated vehicle technology, in order to understand and advise our clients on how these technologies may change the nature and dynamic of driving, and the role and performance of the driver.

We provide user experience research, including focus groups, usability testing, and complex user studies with custom-tailored designs, across a wide range of industries, including consumer electronics, medical devices, and vehicle technologies.  Our state-of-the-art Phoenix User Research Center, with 5,000 square feet of research space, has six lab suites, including a dedicated focus group room, an ophthalmological lab, a motion capture lab, and wearable eye tracking technology, plus connectivity to our vehicle test track.  The scope of human factors engagements range from consulting on our clients’ research to providing turnkey research solutions, for which we operationalize our clients’ business questions, recruit participants, provide research space, execute customized study designs using specially-built apparatuses, analyze the data, and report results to stakeholders.

Industrial Structures

Our Industrial Structures Practice, based in Düsseldorf, Germany with offices in Hamburg and Berlin, provides specialized engineering expertise required for industrial structures subject to extreme conditions. We have provided planning, condition assessment, rehabilitation design and engineered demolition and dismantling for more than 1,000 industrial facilities around the world. Much of our Industrial Structures Practice centers on three types of facilities: antenna masts and towers, power plants, and specialized industrial structures such as refractories to protect against high process temperatures or tanks containing potentially dangerous product. Each year we provide quality assurance, including both inspection and engineering analysis, on almost 1,000 tower structures for a variety of facilities including telecommunications, overhead lines, wind energy, and industrial chimneys. In addition, our consultants provide inspection services to assist our clients with on-time, quality construction on their projects.

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

Materials & Corrosion Engineering

Our in-depth knowledge of materials science, corrosion, and metallurgical engineering, combined with the breadth of our collective experience across many industries and disciplines gives our Materials and Corrosion Engineering Practice a unique ability to efficiently provide our clients with solutions to their complex materials-based problems. We use our knowledge and experience to understand how and why materials, products, and processes may not perform their intended function, as well as to prevent future problems. In the past year, our Materials and Corrosion Engineering Practice helped clients solve critical materials-related issues in the consumer electronics, medical device, battery systems, chemical processing, transportation, energy, utilities, and aerospace fields, among others. The Materials and Corrosion Engineering Practice continues to expand its presence in Asia with hires in our Shanghai and Hong Kong offices and expects accelerated growth there in the coming years.

Mechanical Engineering

We provide clients with a thorough comprehension of current and alternative designs of mechanical systems to identify vulnerabilities before failures occur, develop appropriate risk mitigation methods, and provide post-failure investigations. Our consultants review the performance and reliability of industrial processes, manufactured products, and engineered systems, and we determine the root cause of failures. We assist in legal and insurance matters, failure investigations, product recall investigations, internal compliance programs, product development, workplace safety evaluations, and intellectual property matters.

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

During the past year, our statisticians and data scientists worked on diverse projects for government, industry, and legal clients. We performed assessments of manufacturing quality systems, evaluated the durability and reliability of smart cards for identity management and credentialing, supported research and development of an automated medical device through data visualization and reduction, examined the in-service reliability of home appliances and components, and provided forecasts for a utility integrity management program from statistical analysis of field inspection data.

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

Our Test and Engineering Center located in Phoenix, Arizona, is used for our most complex testing and analysis. We have gained a worldwide reputation for our ability to mobilize resources expeditiously and efficiently, integrate a broad array of technical disciplines, and provide valuable insight that is objective and withstands rigorous scrutiny. Many of our projects involve addressing the cause of accidents and our clients rely on us to determine what happened in an accident and why it happened. In many cases, clients also want us to assess what could have been done to reduce the severity of the accident or to mitigate occupant injuries to those involved. Current advances in emerging transportation technologies and concepts allow the multi-discipline team of scientists, engineers, and analysts across numerous practices to focus on the development and implementation of connected vehicles, automated vehicles, connected/smart cities, and data analyses. Whether the objective is design analysis, component testing, failure analysis, or accident reconstruction, our knowledge of vehicle systems and engineering principles coupled with our experience from conducting full-scale tests aim to add insight and proficiency to every project.

ENVIRONMENTAL AND HEALTH SCIENCES

Chemical Regulation & Food Safety

Our Chemical Regulation and Food Safety Practice includes both technical and regulatory specialists who are experienced in dealing with foods, food ingredients, cosmetics, dietary supplements, pesticide and biocides (including conventional chemicals, biochemicals, microbials, antimicrobials/biocides, and products of biotechnology), and industrial chemicals. We provide practical, scientific and regulatory support to meet global business objectives at every stage of the product cycle, from research and development to retail and beyond.

During the past year, our Chemical Regulation and Food Safety staff have conducted a wide array of work. The European and U.S. sides of the practice were jointly involved with the ongoing support of multiple new pesticide active ingredients and end-use products. The European side of our business was involved with many projects related to plant protection and biocidal product regulatory submissions, from new active substances and those under review to product-specific dossiers for individual European member states. In addition, we provided many specialist assessments relating to human and environmental exposure and product efficacy as well as national and international Maximum Residue Limit/import tolerance submissions. In Europe and the U.S., we continued to provide clients with regulatory compliance support for food contact materials, food additives, novel foods, nutrition-related analyses, as well as undertaking safety assessments for food and cosmetics products. We also provided proactive and reactive product safety and litigation support. For industrial chemicals, we continued to provide full regulatory support for our clients who prepared and submitted registrations and risk assessments and our European Offices have been particularly active in dealing with the EU REACH regulatory requirements as the 2018 deadline approaches. In the U.S. we continued to provide services related to new pesticide active ingredients and end-use product development and registrations in the U.S., Canada, and Mexico, registration review under EPA, import tolerances in the U.S. and Canada, due diligence related to product and/or business sales, and data compensation, as well as the approval of new pesticide inert ingredients and new non-pesticide active ingredient approvals.

Ecological & Biological Sciences

Our ecological and biological scientists provide strategic support on issues related to natural resources damages associated with chemicals and forest fires, international environmental disputes, ecosystem service assessments for businesses, climate change, ecological risk assessment, ecotoxicology, novel remediation methods, restoration of wetlands and other natural resources, large development projects, resource utilization (such as mineral mining, oil and gas, wood pulp, etc.), genomic assessments, and the use of chemicals and other products in commerce. The practice specializes in assessing the integrated affects of chemical, biological, and physical stressors on aquatic and terrestrial ecosystems. Many of these assessments utilize a causal analysis approach to systematically and transparently determine causation in complex and interrelated situations. The practice is comprised of nationally recognized experts that cover disciplines related to the ecological implications and risks associated with these projects.

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

Health Sciences

Our health scientists, including epidemiologists, toxicologists, industrial hygienists, exposure scientists, biostatisticians, risk assessors, and physicians apply scientific and medical principles to examine and address complex health-related risk issues in a variety of settings. The members of our staff are recognized nationally and internationally for their outstanding expertise and credentials, and their decades of experience in government, academia, and industry sectors. Our work has included numerous community and environmental health assessments, disease cluster investigations, air quality investigations and analyses, survey research, cohort and case-control studies, exposure assessment and simulation studies, biologically-based modeling, and preparation of meta-analyses and state-of-the-art literature reviews. We have specifically addressed issues for clients on industrial chemicals, pesticides, mineral fibers, drugs, medical devices, consumer products, nanotechnology, and other agents and products as they relate to health risk.

Our multidisciplinary team has extensive experience investigating a broad variety of health concerns such as claims of adverse health effects from exposures to a wide range of physical (e.g., ionizing radiation, low- and radio-frequency electromagnetic fields); chemical (e.g., volatile organic compounds, metals, dusts and other airborne particulates, mineral fibers, fumes, nanoparticles, and pharmaceuticals); and biological agents (fungi, molds, and other micro-organisms). Our atmospheric scientists provide air quality and meteorological modeling, permitting, and licensing support services. Our health scientists assess the potential health effects of occupational and environmental exposures, investigate accidental releases of chemicals, evaluate fate and transport of chemical substances, simulate and analyze consumer and workplace exposures, and develop measures of prevention and exposure control, and assist clients with occupational safety and health evaluations and emergency preparedness and response.

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

BUSINESS SEGMENTS AND GEOGRAPHIC OPERATIONS OVERVIEW

We report two operating segments based on two primary areas of service: Engineering and Other Scientific, and Environmental and Health. Engineering and Other Scientific is a broad service group providing technical consulting in different practices primarily in engineering. Environmental and Health provides services in the area of environmental, epidemiology and health risk analysis. This segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment. For more information about the financial condition and results of operations of each segment, please see Part II - “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data.” For information about the Company’s operations in different geographical areas, please see “Note 15: Segment Reporting” of our Notes to Consolidated Financial Statements. For information about the Company’s disclosures regarding foreign currency exchange rate risk, please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

EMPLOYEES

As of December 29, 2017, we employed 1,075 full-time, part-time and hourly employees, including 848 engineering and scientific staff, 61 technical support staff and 166 administrative and support staff. Our staff includes 760 employees with advanced degrees, of which 547 employees have achieved the level of Ph.D., Sc.D. or M.D.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Exponent and their ages as of February 23, 2018 are as follows:

Name	Age	Position

Paul R. Johnston, Ph.D.	64	Chief Executive Officer and Director

Catherine Ford Corrigan, Ph.D.	49	President

Robert I. Haddad, Ph.D.	60	Group Vice President

Harri K. Kytomaa, Ph.D.	59	Group Vice President

Steven J. Murray, Ph.D.	43	Group Vice President

John D. Osteraas, Ph.D.	63	Group Vice President

John D. Pye, Ph.D.	47	Group Vice President

Richard Reiss, Sc.D.	51	Group Vice President

Richard L. Schlenker, Jr.	52	Executive Vice President, Chief Financial Officer and Corporate Secretary

Sally B. Shepard	57	Chief Human Resources Officer

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

Sally B. Shepard, rejoined the Company in 2014 as Vice President - Human Resources and was promoted to Chief Human Resources Officer in 2017. From 2012 to 2014 she served as Vice President Human Resources at 41st Parameter, which was acquired by Experian. From 2002 to 2009 she served as Vice President Human Resources at CoWare, Inc., which was acquired by Synopsys. From 2000 to 2001 Ms. Shepard served as Vice President Human Resources at Lutris Technologies. She also provided Human Resources consulting services for a variety of companies between roles. From 1981 to 1999 Ms. Shepard held a variety of roles at Exponent including Managing Engineer, Business Manager, Director of Human Resources and Information Technology, and Vice President of Corporate Human Resources. Ms. Shepard holds a B.S. (1982) in Mechanical Engineering from Stanford University.

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

Our cash equivalent and short-term investment portfolio as of December 29, 2017, consisted primarily of obligations of U.S. government agencies and the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of December 29, 2017, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Our long-lived assets, including our office, laboratory and warehouse space in Menlo Park, California and our test and engineering center in Phoenix, Arizona, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at the asset group level could result in impairment of our long-lived assets. In addition, we have operating lease commitments for office, warehouse and laboratory space of $27,428,000 as of December 29, 2017. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges.

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

A decline in the U.S. Government budget, changes in budgetary priorities or timing of contract awards may adversely affect our business.

Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government, as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. Government spending levels may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of the rapid growth of the federal budget deficit, increasing political pressure and legislation. The U.S. Government also conducts periodic reviews of strategies and priorities, which may shift budgetary priorities, reduce overall U.S. Government spending or delay contract or task order awards. In addition, changes to the U.S. Government acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. Government spending, the substantial reduction or elimination of particular programs or significant delays in contract or task order awards could adversely affect our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Silicon Valley office facilities consist of a 153,738 square foot building, with office and laboratory space located on a 6.3-acre tract of land we own in Menlo Park, California and an adjacent 27,000 square feet of warehouse storage space on a 1.1-acre tract of land that we also own.

Our Test and Engineering Center (TEC) occupies 147 acres in Phoenix, Arizona. We lease this land from the state of Arizona under a 30-year lease agreement that expires in January 2028 and have options to renew for two fifteen-year periods. We constructed an indoor test facility as well as an engineering and test preparation building at the TEC.

In addition, we lease office, warehouse and laboratory space in 18 other locations in 13 states and the District of Columbia, as well as in Germany, China, Hong Kong, Switzerland and the United Kingdom. Leases for these offices, warehouse and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2017 for all leased properties was $6,712,000.

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

Stock prices by quarter	High	Low
Fiscal Year Ended December 30, 2016:
First Quarter	$51.99	$44.82
Second Quarter	$58.65	$48.39
Third Quarter	$59.71	$45.00
Fourth Quarter	$64.80	$48.42

Fiscal Year Ended December 29, 2017:
First Quarter	$60.85	$55.75
Second Quarter	$63.80	$56.95
Third Quarter	$75.43	$57.05
Fourth Quarter	$77.15	$69.60

As of February 16, 2018, there were 182 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

We paid $21.6 million, $18.6 million and $15.5 million of dividends during fiscal 2017, 2016 and 2015, respectively. Total dividends paid per share were $0.84, $0.72 and $0.60 during fiscal 2017, 2016 and 2015, respectively. On February 1, 2018, our Board of Directors announced a quarterly cash dividend of $0.26 per share of the Company’s common stock, payable March 23, 2018, to stockholders of record as of March 2, 2018. We anticipate paying quarterly dividends each year in March, June, September and December, subject to declaration by our Board of Directors. See Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended December 29, 2017 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program

September 30 to October 27	-	$-	-	$48,876
October 28 to November 24	-	-	-	$48,876
November 25 to December 29	46	$75.36	46	$45,376
Total	46	$75.36	46

Repurchases of the Company’s common stock were effected pursuant to a repurchase program authorized by the Company’s Board of Directors. On May 29, 2014, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 20, 2015, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 18, 2016, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates. As of December 29, 2017, there remained $45,376,000 available for repurchases under these authorizations.

COMPANY STOCK PRICE PERFORMANCE GRAPH

The graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2012 through 2017 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2012. Note that the historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Part II - “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
(In thousands, except per share data)	2017	2016	2015	2014	2013

Consolidated Statements of Income Data:

Revenues before reimbursements	$329,664	$299,197	$295,705	$289,209	$280,043
Revenues	$347,799	$315,076	$312,832	$304,704	$296,168
Operating income	$72,051	$61,911	$68,933	$63,549	$55,946
Net income	$41,305	$47,480	$43,599	$40,701	$38,640

Net income per share:
Basic	$1.57	$1.79	$1.64	$1.51	$1.42
Diluted	$1.53	$1.75	$1.60	$1.47	$1.38

Cash dividends declared per share	$0.84	$0.72	$0.60	$0.50	$0.30

Consolidated Balance Sheet Data:

Cash and cash equivalents	$124,794	$114,967	$125,751	$129,490	$122,948
Short-term investments	$71,604	$58,755	$45,842	$24,913	$33,171
Working capital	$222,402	$193,808	$192,312	$176,153	$171,402
Total assets	$439,589	$403,744	$387,507	$365,299	$344,166
Long-term liabilities	$57,394	$50,162	$44,229	$41,666	$36,960
Total stockholders’ equity	$289,088	$273,346	$262,804	$244,288	$235,059

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Exponent is an engineering and scientific consulting firm providing solutions to complex problems. Exponent's interdisciplinary organization of scientists, physicians, engineers, and business consultants draws from more than 90 technical disciplines to solve the most pressing and complicated challenges facing stakeholders today. The firm leverages over 50 years of experience in analyzing accidents and failures to advise clients as they innovate their technologically complex products and processes, ensure the safety and health of their users, and address the challenges of sustainability.

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

Management judgments and estimates must be made and used in connection with the revenues recognized in any accounting period. These judgments and estimates include an assessment of the estimate as to the total effort required to complete fixed-price projects. If we made different judgments or utilized different estimates, the amount and timing of our revenue for any period could be materially different.

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

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES			PERIOD TO
	FOR FISCAL YEARS			PERIOD CHANGE
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Revenues	100.0%	100.0%	100.0%	10.4%	0.7%

Operating expenses:
Compensation and related expenses	60.5	61.4	59.0	8.7	4.8
Other operating expenses	8.5	9.0	8.6	4.0	5.3
Reimbursable expenses	5.2	5.0	5.5	14.2	(7.3)
General and administrative expenses	5.1	4.9	4.9	14.8	1.3
	79.3	80.3	78.0	8.9	3.8
Operating income	20.7	19.7	22.0	16.4	(10.2)

Other income, net	3.0	2.3	0.7	45.0	227.8

Income before income taxes	23.7	22.0	22.7	19.4	(2.8)

Provision for income taxes	11.8	6.9	8.8	90.4	(21.4)

Net income	11.9%	15.1%	13.9%	(13.0)%	8.9%

EXECUTIVE SUMMARY

Revenues for 2017 increased 10% and revenues before reimbursements also increased 10% as compared to the prior year. The increase in revenues before reimbursements was due to an increase in billable hours and an increase in billing rates. We continue to see demand for our proactive services in the areas of design and regulatory consulting, specifically related to consumer electronics. We also continue to see demand for our reactive services in construction disputes, medical device litigations, consumer product and automobile recalls, and product liability claims.

During 2017, we had strong growth in our chemical regulation & food safety, construction consulting, human factors, mechanical engineering, and polymer science & materials chemistry practices. We have been engaged to perform human factors assessments by appliance manufacturers, consumer electronics companies, medical device firms, and video game developers, including work in augmented reality. During the year, we worked on a large human factors assessment for a client in the consumer products industry, driving increases in both revenue and profitability. This project represented approximately 6% of our revenues before reimbursements for 2017 and leveraged staff across many of our practices and offices.

During the year, we increased our international construction disputes work with current mining, gas terminal and power plant projects. We also experienced growth from lithium-ion battery consulting for clients in the consumer products, transportation, medical device, and utility industries. Our interdisciplinary team of chemists, electrical engineers, materials scientists and mechanical engineers has guided clients with respect to the performance, reliability, and safety of new products, as well as with respect to recalls and litigation matters involving existing products with lithium-ion batteries.

Net income decreased to $41,305,000 during 2017 as compared to $47,480,000 during 2016. Diluted earnings per share decreased to $1.53 for 2017 as compared to $1.75 for 2016. The decrease in net income and diluted earnings per share was due to the impact of the new tax legislation. During the fourth quarter of 2017, we recorded a tax expense of $16,507,000 related to the new tax legislation signed into law during the fourth quarter of 2017. We have domestic deferred tax assets primarily associated with our deferred compensation plan and stock-based compensation program, which were previously valued at the federal corporate income tax rate of 35%. Our deferred tax assets were re-measured at the lower enacted corporate tax rate of 21% which contributed $15,137,000 to the increase in income tax associated with the new tax legislation. We also have foreign earnings that were subject to the mandatory repatriation tax. The total mandatory repatriation tax, net of the benefit of our foreign tax credits, contributed $1,370,000 to the increase in income tax expense associated with the tax legislation.

Income before income taxes increased 19% to $82,509,000 during 2017 as compared to $69,122,000 during 2016. We were able to improve pre-tax income by effectively managing headcount to align our resources with demand and benefited from a large human factors assessment for a client in the consumer products industry, which resulted in improved utilization and increased leverage of our cost structure.

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

OVERVIEW OF THE YEAR ENDED DECEMBER 29, 2017

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal years ended December 29, 2017, December 30, 2016 and January 1, 2016 included 52 weeks of activity. Fiscal 2018 will end on Friday, December 28, 2018.

During 2017, billable hours increased 9% to 1,218,000 as compared to 1,118,000 during 2016. Our utilization increased to 75% for 2017 as compared to 70% for 2016. Technical full-time equivalent employees increased 3% to 784 during 2017 as compared to 764 during 2016 due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

FISCAL YEARS ENDED DECEMBER 29, 2017, AND DECEMBER 30, 2016

Revenues

	Fiscal Years		Percent
(In thousands except percentages)	2017	2016	Change

Engineering and Other Scientific	$277,603	$248,297	11.8%
Percentage of total revenues	79.8%	78.8%
Environmental and Health	70,196	66,779	5.1%
Percentage of total revenues	20.2%	21.2%

Total revenues	$347,799	$315,076	10.4%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During 2017, billable hours for this segment increased by 9.9% to 941,000 as compared to 856,000 during 2016. The increase was due to demand for services in our construction consulting, human factors, mechanical engineering, and polymer science & materials chemistry practices. Reactive services continued to grow as our engineers and scientists were engaged to address construction disputes, medical device litigations, and consumer product and automobile recalls. Proactive services expanded, as we performed human factors assessments for consumer products and design consulting for consumer electronics. Utilization increased to 77% for 2017 as compared to 73% for 2016. Technical full-time equivalents increased 4.8% to 591 for 2017 from 564 for 2016 due to our recruiting and retention efforts.

The increase in revenues from our Environmental and Health segment was due to an increase in billable hours. During 2017, billable hours for this segment increased by 5.7% to 277,000 as compared to 262,000 during 2016. Utilization increased to 69% for 2017 as compared to 63% for 2016. During the year, the chemical regulation and food safety practice grew its proactive services to meet demand, as society remains concerned about chemicals affecting the global ecosystem and human health. Our environmental health scientists provided reactive services performing human health and environmental assessments. This segment’s contribution to the large ongoing human factors assessment also contributed to the increase in billable hours and utilization. Technical full-time equivalents decreased 3.5% to 193 during 2017 as compared to 200 for 2016 due to our efforts to align resources with anticipated demand.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2017	2016	Change

Compensation and related expenses	$210,289	$193,397	8.7%
Percentage of total revenues	60.5%	61.4%

The increase in compensation and related expenses during 2017 was due to an increase in bonus expense, an increase in payroll expense, an increase in fringe benefits, and a change in the value of assets associated with our deferred compensation plan. During 2017, bonus expense increased by $7,718,000 due to a corresponding increase in income before income taxes, before bonus expense, and before stock-based compensation. During 2017, payroll and fringe benefits increased $4,769,000 and $991,000, respectively, due to the increase in technical full-time equivalent employees and our annual salary increase. During 2017, deferred compensation expense increased $2,686,000 with a corresponding increase to other income as compared with the prior year due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $6,547,000 during 2017 as compared to an increase in the value of the plan assets of $3,861,000 during 2016. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2017	2016	Change

Other operating Expenses	$29,544	$28,397	4.0%
Percentage of total revenues	8.5%	9.0%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in occupancy expense of $416,000, an increase in computer expense of $270,000, an increase in technical materials of $183,000, and several individually insignificant increases, which were associated with the increase in technical full-time equivalent employees and investments in our corporate infrastructure. We expect other operating expense to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2017	2016	Change

Reimbursable expenses	$18,135	$15,879	14.2%
Percentage of total revenues	5.2%	5.0%

The increase in reimbursable expenses was primarily due to an increase in travel related costs associated with our large human factors assessment project. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2017	2016	Change

General and administrative expenses	$17,780	$15,492	14.8%
Percentage of total revenues	5.1%	4.9%

The increase in general and administrative expenses during 2017 was primarily due to an increase in travel and meals of $1,173,000, an increase in contributions of $250,000, an increase in marketing and promotion of $200,000 and an increase in legal expense of $194,000. The increase in travel and meals was due to a firm-wide managers’ meeting which occurs every other year. The increase in marketing and promotion was due to several initiatives associated with the firm’s 50th anniversary. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts, and pursue staff development initiatives.

Other Income

	Fiscal Years		Percent
(In thousands except percentages)	2017	2016	Change

Other income	$10,458	$7,211	45.0%
Percentage of total revenues	3.0%	2.3%

Other income consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The increase in other income was primarily due to the change in value of assets associated with our deferred compensation plan. During 2017, other income increased $2,686,000 with a corresponding increase to deferred compensation expense as compared to 2016. This change consisted of an increase in the value of the plan assets of $6,547,000 during 2017 as compared to an increase in the value of the plan assets of $3,861,000 during 2016. The increase in other income during 2017 was also due to an increase in interest income of $611,000 due to higher interest rates for our cash equivalents and short-term investments.

Income Taxes

	Fiscal Years		Percent
(In thousands except percentages)	2017	2016	Change

Income taxes	$41,204	$21,642	90.4%
Percentage of total revenues	11.8%	6.9%
Effective tax rate	49.9%	31.3%

The increase in income tax expense was due to an increase in pre-tax income and the impact of the new tax legislation signed into law during the fourth quarter of 2017, partially offset by an increase in the excess tax benefit associated with share-based payment awards. During 2017, we recorded a tax expense of $16,507,000 related to the new tax legislation. We have significant domestic deferred tax assets primarily associated with our deferred compensation plan and stock-based compensation program, which were previously valued at the federal corporate income tax rate of 35%. Our deferred tax assets were re-measured at the lower enacted corporate tax rate of 21%, which contributed $15,137,000 to the increase in income tax associated with the new tax legislation. We also have foreign earnings that were subject to the mandatory repatriation tax. The total mandatory repatriation tax, net of the benefit of our foreign tax credits, contributed $1,370,000 to the increase in income tax expense associated with the tax legislation.

The excess tax benefit associated with share-based payment awards increased to $6,528,000 during 2017 as compared to $4,827,000 during 2016. Excluding the impact of the new tax legislation and the excess tax benefit, the effective tax rate would have been 37.8% for 2017 as compared to 38.3% for 2016.

We expect our effective income tax rate to decrease to approximately 22% to 23% for the fiscal year ended December 28, 2018 as a result of the tax legislation.

FISCAL YEARS ENDED DECEMBER 30, 2016, AND JANUARY 1, 2016

Revenues

	Fiscal Years		Percent
(In thousands except percentages)	2016	2015	Change

Engineering and Other Scientific	$248,297	$237,959	4.3%
Percentage of total revenues	78.8%	76.1%
Environmental and Health	66,779	74,873	(10.8)%
Percentage of total revenues	21.2%	23.9%
Total revenues	$315,076	$312,832	0.7%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During 2016, billable hours for this segment increased by 2.5% to 856,000 as compared to 835,000 during 2015. The increase was due to demand for services in our materials & corrosion engineering, polymer science & materials chemistry, biomedical engineering, and human factors practices. The materials & corrosion engineering practice experienced growth from the utilities industry in failure analyses of systems and proactive services in asset integrity management. The polymer science & materials chemistry practice experienced growth in battery consulting services. The biomedical engineering practice realized growth in design consulting and product liability claims support. The human factors practice realized growth in user study services for the consumer products industry. This growth was partially offset by shifts in market conditions, such as reduced spending in the oil and gas industry and a slowdown in intellectual property litigation. Utilization decreased to 73% for 2016 as compared to 75% for 2015. Technical full-time equivalents increased 5.0% to 564 for 2016 from 537 for 2015 due to our recruiting and retention efforts.

The decrease in revenues from our Environmental and Health segment was due to a decrease in billable hours. During 2016, billable hours for this segment decreased by 9.7% to 262,000 as compared to 290,000 during 2015. Utilization decreased to 63% for 2016 as compared to 65% for 2015. The decrease in billable hours and utilization was due to completion of a major project during the third quarter of 2015 and lower revenues from the oil and gas and industrial chemicals industries. Technical full-time equivalents decreased 6.5% to 200 during 2016 as compared to 214 for 2015 due to our efforts to align resources with anticipated demand.

Compensation and Related Expenses

	Fiscal Years		Percent
(In thousands except percentages)	2016	2015	Change

Compensation and related expenses	$193,397	$184,502	4.8%
Percentage of total revenues	61.4%	59.0%

The increase in compensation and related expenses during 2016 was due to an increase in payroll and a change in the value of assets associated with our deferred compensation plan. During 2016 payroll increased $4,730,000 due to the increase in technical full-time equivalent employees and our annual salary increase. During 2016, deferred compensation expense increased $4,186,000 with a corresponding increase to other income as compared with the prior year due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $3,861,000 during 2016 as compared to a decrease in the value of the plan assets of $325,000 during 2015.

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

The increase in general and administrative expenses during 2016 was primarily due to an increase in travel and meals and bad debt partially offset by a decrease in outside consulting.

Other Income

	Fiscal Years		Percent
(In thousands except percentages)	2016	2015	Change

Other income	$7,211	$2,200	227.8%
Percentage of total revenues	2.3%	0.7%

Other income consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The increase in other income was primarily due to the change in value of assets associated with our deferred compensation plan. During 2016, other income increased $4,186,000 with a corresponding increase to deferred compensation expense as compared to 2015. This change consisted of an increase in the value of the plan assets of $3,861,000 during 2016 as compared to a decrease in the value of the plan assets of $325,000 during 2015. The increase in other income during 2016 was also due to an increase in interest income of $476,000 and an increase in rental income of $420,000.

Income Taxes

	Fiscal Years		Percent
(In thousands except percentages)	2016	2015	Change

Income taxes	$21,642	$27,534	(21.4)%
Percentage of total revenues	6.9%	8.8%
Effective tax rate	31.3%	38.7%

The decrease in income taxes and the decrease in our effective tax rate were primarily due to the early adoption of ASU No. 2016-09, on a prospective basis, during the first quarter of 2016. Under ASU No. 2016-09, excess tax benefits are recorded as an income tax benefit in the consolidated statement of income. Prior to the adoption of ASU No. 2016-09, excess tax benefits were recognized in additional paid-in capital. The tax benefit realized during 2016 was $4,827,000. Excluding the excess tax benefit, the effective tax rate would have been 38.3% for 2016.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2017	2016	2015

Net cash provided by (used in):
Operating activities	$67,838	$66,946	$60,489
Investing activities	$(17,722)	$(27,443)	$(27,035)
Financing activities	$(41,261)	$(49,166)	$(36,916)

We financed our business in 2017 through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. As of December 29, 2017, our cash, cash equivalents and short-term investments were $196,398,000 compared to $173,722,000 at December 30, 2016. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

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

Net cash provided by operating activities was $67.8 million for 2017 as compared to $66.9 million and $60.5 million in 2016 and 2015, respectively. The increase in net cash provided by operating activities during 2016 as compared to 2015 was primarily due to the early adoption of ASU No. 2016-09. Under ASU No. 2016-09, the excess tax benefit of $4,827,000 for 2016 was classified as an operating activity in the statement of cash flows. The excess tax benefit of $6,396,000 for 2015 was classified as a financing activity.

During 2017, 2016 and 2015, net cash used in investing activities was primarily related to the purchase and sale or maturity of short-term investments. During 2016 we completed the purchase of a 1.1 acre parcel of land with 27,000 square feet of warehouse storage space in Menlo Park, California adjacent to our owned office and lab facilities. We had leased this warehouse storage space for the past 25 years. The total purchase price was $8,250,000.

The decrease in net cash used in financing activities during 2017, as compared to 2016, was due to a decrease in repurchases of our common stock partially offset by an increase in our quarterly dividend payments. The increase in net cash used in financing activities during 2016, as compared to fiscal 2015, was primarily due to the early adoption of ASU No. 2016-09. Under ASU No. 2016-09, the excess tax benefit of $4,827,000 for 2016 was classified as an operating activity in the statement of cash flows. The excess tax benefit of $6,396,000 for 2015 was classified as a financing activity. The increase in net cash used in financing activities during fiscal 2016 was also due to an increase in our quarterly dividend payments.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends, procure facilities and equipment or strategically acquire professional service firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of December 29, 2017 (in thousands):

	Operating
Fiscal	Lease	Purchase
year	commitments	Obligations	Total
2018	$8,442	$1,696	$10,138
2019	7,115	-	7,115
2020	4,513	-	4,513
2021	3,477	-	3,477
2022	2,399	-	2,399
Thereafter	4,005	-	4,005
	$29,951	$1,696	$31,647

The above table does not reflect unrecognized tax benefits of $1,790,000, the timing of which is uncertain. Refer to “Note 6: Income Taxes” of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

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

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $52,776,000 were recorded as a long-term liability on our consolidated balance sheet at December 29, 2017. Vested amounts due under the plans of $6,274,000 were recorded as a current liability on our consolidated balance sheet at December 29, 2017. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of December 29, 2017, invested amounts under the plans of $48,676,000 were recorded as a long-term asset on our consolidated balance sheet. As of December 29, 2017, invested amounts under the plans of $4,674,000 were recorded as a current asset on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for fiscal years 2017, 2016 and 2015:

	Fiscal Years
(in thousands, except percentages)	2017	2016	2015

Revenues before reimbursements	$329,664	$299,197	$295,705

EBITDA	$87,500	$74,570	$76,405

EBITDA as a % of revenues before reimbursements	26.5%	24.9%	25.8%

The increase in EBITDA as a percentage of revenues before reimbursements for 2017 as compared to 2016 was primarily due to an increase in utilization. Utilization for 2017 was 75% as compared to 70% for the same period last year. The increase in utilization was due to strong demand for both our proactive and reactive services and the impact of the large human factors assessments we performed for a client in the consumer products industry.

The decrease in EBITDA as a percentage of revenues before reimbursements for 2016 as compared to 2015 was due to a decrease in utilization. Utilization for 2016 was 70% as compared to 72% during 2015. The decrease in utilization was due to the completion of a major project during the third quarter of 2015 and lower revenues from the oil and gas and industrial chemicals industries.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for fiscal 2017, 2016 and 2015:

	Fiscal Years
(in thousands)	2017	2016	2015

Net Income	$41,305	$47,480	$43,599

Add back (subtract):

Income taxes	41,204	21,642	27,534
Interest income, net	(1,294)	(683)	(207)
Depreciation and amortization	6,285	6,131	5,479

EBITDA	87,500	74,570	76,405

Stock-based compensation	16,155	13,333	12,959

EBITDAS	$103,655	$87,903	$89,364

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

At December 29, 2017, we had net assets of approximately $11.4 million with a functional currency of the British Pound, net assets of approximately $4.6 million with a functional currency of the Euro, and net assets of approximately $5.0 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the re-measurement of monetary assets and liabilities. At December 29, 2017, we had net assets denominated in the non-functional currency of approximately $3.5 million.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance, but not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 29, 2017.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (the "Proxy Statement"). See Item 1 for information regarding the executive officers of the Company.

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

The following financial statement schedule of Exponent, Inc. for the years ended December 29, 2017, December 30, 2016 and January 1, 2016 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

Page

Schedule II - Valuation and Qualifying Accounts	61

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page

(a)	Exhibit Index	63

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Exponent, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of December 29, 2017 and December 30, 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2017 and December 30, 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

The Company changed its method of accounting for excess tax benefits and tax deficiencies related to stock-based compensation as well as forfeitures of share-based awards as of January 2, 2016 due to the adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1987.

San Francisco, California
February 23, 2018

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2017	2016	2015

Revenues:
Revenues before reimbursements	$329,664	$299,197	$295,705
Reimbursements	18,135	15,879	17,127
Revenues	347,799	315,076	312,832

Operating expenses:
Compensation and related expenses	210,289	193,397	184,502
Other operating expenses	29,544	28,397	26,975
Reimbursable expenses	18,135	15,879	17,127
General and administrative expenses	17,780	15,492	15,295
	275,748	253,165	243,899
Operating income	72,051	61,911	68,933

Other income:
Interest income	1,294	683	207
Miscellaneous income, net	9,164	6,528	1,993
Income before income taxes	82,509	69,122	71,133

Provision for income taxes	41,204	21,642	27,534
Net income	$41,305	$47,480	$43,599

Net income per share:
Basic	$1.57	$1.79	$1.64
Diluted	$1.53	$1.75	$1.60
Shares used in per share computations:
Basic	26,362	26,488	26,606
Diluted	26,986	27,166	27,298

Cash dividends declared per common share	$0.84	$0.72	$0.60

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2017	2016	2015

Net income	$41,305	$47,480	$43,599

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0, $0, and $(38), respectively	1,187	(1,240)	(822)
Unrealized loss arising during the period on investments, net of tax of $60, $53, and $53, respectively	(90)	(81)	(79)
Comprehensive income	$42,402	$46,159	$42,698

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)	December 29, 2017	December 30, 2016

Assets

Current assets:
Cash and cash equivalents	$124,794	$114,967
Short-term investments	71,604	58,755
Accounts receivable, net of allowance for contract losses and doubtful accounts of $3,526 and $3,417, respectively	110,100	87,409
Prepaid expenses and other assets	9,011	12,913
Total current assets	315,509	274,044

Property, equipment and leasehold improvements, net	35,014	36,710
Goodwill	8,607	8,607
Deferred income taxes	30,437	42,166
Deferred compensation plan assets	48,676	41,153
Other assets	1,346	1,064
	$439,589	$403,744

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$14,741	$10,073
Accrued payroll and employee benefits	70,064	62,539
Deferred revenues	8,302	7,624
Total current liabilities	93,107	80,236

Other liabilities	3,326	2,005
Deferred compensation	52,776	46,503
Deferred rent	1,292	1,654
Total liabilities	150,501	130,398

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000 shares authorized; no shares outstanding	-	-
Common stock, $.001 par value; 80,000 shares authorized; 32,853 shares issued	33	33
Additional paid-in capital	210,263	194,632
Accumulated other comprehensive income (loss)
Investment securities, available for sale	(236)	(146)
Foreign currency translation adjustments	(1,793)	(2,980)
	(2,029)	(3,126)
Retained earnings	303,990	291,243
Treasury stock, at cost: 7,084 and 7,256 shares held, respectively	(223,169)	(209,436)
Total stockholders’ equity	289,088	273,346
	$439,589	$403,744

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at January 2, 2015	32,853	$33	$160,208	$(904)	$246,961	7,111	$(162,010)	$244,288

Employee stock purchase plan	-	-	836	-	-	(27)	350	1,186
Exercise of stock options, net of swaps	-	-	(94)	-	-	(150)	1,922	1,828
Excess tax benefit for equity incentive plans	-	-	6,396	-	-	-	-	6,396
Amortization of unrecognized stock-based compensation	-	-	6,618	-	-	-	-	6,618
Purchase of treasury shares	-	-	-	-		530	(23,314)	(23,314)
Foreign currency translation adjustments	-	-	-	(822)	-	-	-	(822)
Grant of restricted stock units to settle accrued bonus	-	-	6,169	-	-	-	-	6,169
Settlement of restricted stock units	-	-	(975)	-	(4,943)	(331)	(1,447)	(7,365)
Unrealized loss on investments	-	-	-	(79)	-	-	-	(79)
Dividends and dividend equivalent rights	-	-	658	-	(16,358)	-	-	(15,700)
Net income	-	-	-	-	43,599	-	-	43,599
Balance at January 1, 2016	32,853	$33	$179,816	$(1,805)	$269,259	7,133	$(184,499)	$262,804

Employee stock purchase plan	-	-	883	-	-	(23)	307	1,190
Exercise of stock options, net of swaps	-	-	161	-	-	(30)	405	566
Amortization of unrecognized stock-based compensation	-	-	7,152	-	-	-	-	7,152
Purchase of treasury shares	-	-	-	-		491	(24,456)	(24,456)
Foreign currency translation adjustments	-	-	-	(1,240)	-	-	-	(1,240)
Grant of restricted stock units to settle accrued bonus	-	-	6,334	-	-	-	-	6,334
Settlement of restricted stock units	-	-	(701)	-	(5,791)	(315)	(1,193)	(7,685)
Unrealized loss on investments	-	-	-	(81)	-	-	-	(81)
Dividends and dividend equivalent rights	-	-	854	-	(19,627)	-	-	(18,773)
Other	-	-	133	-	(78)	-	-	55
Net income	-	-	-	-	47,480	-	-	47,480
Balance at December 30, 2016	32,853	$33	$194,632	$(3,126)	$291,243	7,256	$(209,436)	$273,346

See accompanying notes to the Consolidated Financial Statements.

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at December 30, 2016	32,853	$33	$194,632	$(3,126)	$291,243	7,256	$(209,436)	$273,346

Employee stock purchase plan	-	-	847	-	-	(20)	360	1,207
Exercise of stock options, net of swaps	-	-	144	-	-	(35)	674	818
Amortization of unrecognized stock-based compensation	-	-	7,824	-	-	-	-	7,824
Purchase of treasury shares	-	-	-	-		186	(11,931)	(11,931)
Foreign currency translation adjustments	-	-	-	1,187	-	-	-	1,187
Grant of restricted stock units to settle accrued bonus	-	-	6,918	-	-	-	-	6,918
Settlement of restricted stock units	-	-	(1,017)	-	(5,667)	(303)	(2,836)	(9,520)
Unrealized loss on investments	-	-	-	(90)	-	-	-	(90)
Dividends and dividend equivalent rights	-	-	915	-	(22,891)	-	-	(21,976)
Net income	-	-	-	-	41,305	-	-	41,305
Balance at December 27, 2017	32,853	$33	$210,263	$(2,029)	$303,990	7,084	$(223,169)	$289,088

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2017	2016	2015

Cash flows from operating activities:
Net income	$41,305	$47,480	$43,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	6,285	6,131	5,479
Amortization of premiums and accretion of discounts on short-term investments	-	2	595
Deferred rent expense	(362)	(340)	(65)
Provision for contract losses and doubtful accounts	2,506	2,452	929
Stock-based compensation	16,155	13,333	12,959
Deferred income tax provision	11,786	(2,602)	(3,827)
Excess tax benefit for equity incentive plans	-	-	(6,396)
Changes in operating assets and liabilities:
Accounts receivable	(25,197)	(1,284)	(3,138)
Prepaid expenses and other assets	2,867	(598)	421
Accounts payable and accrued liabilities	5,984	(370)	7,718
Accrued payroll and employee benefits	5,831	2,920	2,639
Deferred revenues	678	(178)	(424)
Net cash provided by operating activities	67,838	66,946	60,489

Cash flows from investing activities:
Capital expenditures	(4,725)	(14,393)	(5,379)
Purchase of short-term investments	(28,997)	(51,000)	(43,946)
Maturity of short-term investments	16,000	37,950	22,290
Net cash used in investing activities	(17,722)	(27,443)	(27,035)

Cash flows from financing activities:
Excess tax benefit for equity incentive plans	-	-	6,396
Payroll taxes for restricted stock units	(9,520)	(7,685)	(7,365)
Repurchase of common stock	(11,931)	(24,456)	(23,314)
Exercise of share-based payment awards	2,025	1,756	3,014
Dividends and dividend equivalent rights	(21,835)	(18,781)	(15,647)
Net cash used in financing activities	(41,261)	(49,166)	(36,916)

Effect of foreign currency exchange rates on cash and cash equivalents	972	(1,121)	(277)

Net increase (decrease) in cash and cash equivalents	9,827	(10,784)	(3,739)
Cash and cash equivalents at beginning of year	114,967	125,751	129,490
Cash and cash equivalents at end of year	$124,794	$114,967	$125,751

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal periods 2017, 2016 and 2015 included 52 weeks of activity and ended on December 29, 2017, December 30, 2016 and January 1, 2016, respectively. Fiscal period 2018 will end on December 28, 2018.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates are used for, but not limited to, revenue recognition, allowance for contract losses and doubtful accounts, stock-based compensation, income taxes, goodwill, and investments. Actual results could differ from those estimates.

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

Substantially all of the Company’s engagements are performed under time and material or fixed-price billing arrangements. On time and material and fixed-price projects, revenue is generally recognized as the services are performed. For substantially all of the Company’s fixed-price engagements, it recognizes revenue based on the relationship of incurred labor hours at standard rates to its estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;
•	the Company generally does not incur set up costs on its contracts;

•	the Company does not believe that there are reliable milestones to measure progress toward completion;
•	if the contract is terminated early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;
•	the Company does not recognize revenue for award fees or bonuses until specific contractual criteria are met;
•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;
•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and
•	its contracts are typically progress billed on a monthly basis.

Gross revenues and reimbursements for fiscal years 2017, 2016 and 2015, respectively, were:

	Fiscal Years
(In thousands)	2017	2016	2015

Gross revenues	$373,840	$322,293	$320,404
Less: Subcontractor fees	26,041	7,217	7,572
Revenues	347,799	315,076	312,832

Reimbursements:
Out-of-pocket reimbursements	7,693	5,474	5,967
Other outside direct expenses	10,442	10,405	11,160
	18,135	15,879	17,127
Revenues before reimbursements	$329,664	$299,197	$295,705

Management judgments and estimates must be made in connection with the revenues recognized in any accounting period. These judgments and estimates include an estimate as to the total effort required to complete fixed-price projects. If the Company made different judgments or utilized different estimates, the amount and timing of its revenue for any period could be materially different.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal years 2017, 2016 or 2015.

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

The Company completed its annual assessment for all reporting units with goodwill for fiscal 2017 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly there was no indication of impairment of goodwill for any of the Company’s reporting units and the two-step goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in fiscal years 2017, 2016 or 2015.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at December 29, 2017 and December 30, 2016.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the entire award. The Company accounts for forfeitures of share-based awards when they occur.

Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2017	2016	2015

Shares used in basic per share computation	26,362	26,488	26,606

Effect of dilutive common stock options outstanding	145	124	135

Effect of unvested restricted stock units outstanding	479	554	557

Shares used in diluted per share computation	26,986	27,166	27,298

There were no equity awards excluded from the diluted per share calculation for fiscal years 2017, 2016 and 2015.

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

The Company anticipates adopting the standard using the modified retrospective method. The Company is currently evaluating the required disclosures under the new standard.

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

Note 2: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of December 29, 2017:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$115,052	$-	$-	$115,052

Cash equivalents:
Money market securities	9,742	-	-	9,742
Total cash equivalents	9,742	-	-	9,742
Total cash and cash equivalents	124,794	-	-	124,794

Short-term investments:
U.S. Agency securities	71,997	-	(393)	71,604
Total short-term investments	71,997	-	(393)	71,604

Total cash, cash equivalents and short-term investments	$196,791	$-	$(393)	$196,398

Cash, cash equivalents and short-term investments consisted of the following as of December 30, 2016:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$93,049	$-	$-	$93,049

Cash equivalents:
Money market securities	21,918	-	-	21,918
Total cash equivalents	21,918	-	-	21,918
Total cash and cash equivalents	114,967	-	-	114,967

Short-term investments:
U.S. Agency securities	59,000	-	(245)	58,755
Total short-term investments	59,000	-	(245)	58,755

Total cash, cash equivalents and short-term investments	$173,967	$-	$(245)	$173,722

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during fiscal years 2017, 2016 and 2015. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 29, 2017 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$9,742	$9,742	$-	$-

Fixed income available for sale securities (2)	71,604	-	71,604	-

Fixed income trading securities held in deferred compensation plan (3)	13,686	13,686	-	-

Equity trading securities held in deferred compensation plan (3)	39,664	39,664	-	-

Total	$134,696	$63,092	$71,604	$-

Liabilities
Deferred compensation plan (4)	59,050	59,050	-	-

Total	$59,050	$59,050	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 30, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$21,918	$21,918	$-	$-

Fixed income available for sale securities (2)	58,755	-	58,755	-

Fixed income trading securities held in deferred compensation plan (3)	11,872	11,872	-	-

Equity trading securities held in deferred compensation plan (3)	36,395	36,395	-	-

Total	$128,940	$70,185	$58,755	$-

Liabilities
Deferred compensation plan (4)	53,617	53,617	-	-

Total	$53,617	$53,617	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of December 29, 2017 and December 30, 2016 represent primarily obligations of United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 10 for additional information about the Company’s deferred compensation plan.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on remaining effective maturities as of December 29, 2017:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$43,000	$42,816
Due between one and two years	28,997	28,788
Total	$71,997	$71,604

At December 29, 2017 and December 30, 2016, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at December 29, 2017, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at December 29, 2017 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during fiscal years 2017, 2016 and 2015.

Note 4: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2017	2016

Property:
Land	$11,888	$11,888
Buildings	38,112	37,883
Construction in progress	632	67
Equipment:
Machinery and equipment	42,803	40,440
Office furniture and equipment	9,911	9,669
Leasehold improvements	15,178	14,464
	118,524	114,411

Less accumulated depreciation and amortization	83,510	77,701

Property, equipment and leasehold improvements, net	$35,014	$36,710

Depreciation and amortization for fiscal years 2017, 2016 and 2015 was $6,285,000, $6,131,000 and $5,479,000, respectively.

Note 5: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2017	2016

Billed accounts receivable	$78,139	$60,510
Unbilled accounts receivable	35,487	30,316
Allowance for contract losses and doubtful accounts	(3,526)	(3,417)
Total accounts receivable, net	$110,100	$87,409

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2017	2016

Accounts payable	$2,784	$3,193
Accrued liabilities	11,957	6,880
Total accounts payable and other accrued liabilities	$14,741	$10,073

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2017	2016

Accrued bonuses payable	$44,752	$37,120
Accrued 401(k) contributions	7,691	7,440
Accrued vacation	9,707	9,177
Deferred compensation	6,274	7,114
Other accrued payroll and employee benefits	1,640	1,688
Total accrued payroll and employee benefits	$70,064	$62,539

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs. A portion of accrued bonuses payable will be settled by issuing fully vested restricted stock units. See Note 8 and Note 14 for additional information.

Note 6: Income Taxes

Income before income taxes includes income from foreign operations of $7,707,000, $5,616,000 and $6,656,000 for fiscal years 2017, 2016 and 2015, respectively.

Total income tax expense for fiscal years 2017, 2016 and 2015 consisted of the following:

	Fiscal Years
(In thousands)	2017	2016	2015

Current
Federal	$22,821	$18,877	$25,081
Foreign	1,514	1,085	1,385
State	5,083	4,282	4,895
	29,418	24,244	31,361
Deferred
Federal	12,570	(2,047)	(3,411)
State	(784)	(555)	(416)
	11,786	(2,602)	(3,827)
Total	$41,204	$21,642	$27,534

The Company’s effective tax rate differs from the statutory federal tax rate of 35% as shown in the following schedule:

	Fiscal Years
(In thousands)	2017	2016	2015

Tax at federal statutory rate	$28,878	$24,193	$24,897
Re-measurement of deferred tax assets to lower enacted domestic tax rate	15,137	-	-
Mandatory repatriation of foreign earnings	1,370	-	-
State taxes, net of federal benefit	2,806	2,423	2,910
Tax exempt interest income	-	(7)	(23)
Non-deductible expenses	417	274	261
Non-deductible stock-based compensation	18	11	(42)
Excess tax benefit from equity incentive plans	(5,831)	(4,321)	-
Difference between statutory rate and foreign effective tax rate	(1,339)	(889)	(897)
Other	(252)	(42)	428
Tax expense	$41,204	$21,642	$27,534

Effective tax rate	49.9%	31.3%	38.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2017 and December 30, 2016 are presented in the following schedule:

	Fiscal Years
(In thousands)	2017	2016

Deferred tax assets:
Accrued liabilities and allowances	$13,265	$18,335
Deferred compensation	22,297	30,603
Property, equipment and leasehold improvements	288	-
Other	98	97
Total deferred tax assets	35,948	49,035

Deferred tax liabilities:
State taxes	(1,232)	(1,958)
Deductible goodwill	(2,078)	(3,075)
Property, equipment and leasehold improvements	-	(195)
Unrealized gain of deferred compensation plan assets	(2,119)	(1,641)
Other	(82)	-
Total deferred tax liabilities	(5,511)	(6,869)
Net deferred tax assets	$30,437	$42,166

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Tax Cuts and Jobs Act (Tax Legislation) was enacted on December 22, 2017 and lowers U.S. corporate income tax rates as of January 1, 2018, implements a territorial tax system and imposes a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The estimated impact of the Tax Legislation to the Company was an increase in income tax expense of $16,507,000 during 2017. The Company’s deferred tax assets were re-measured at the lower enacted corporate tax rate of 21% which contributed $15,137,000 to the estimated increase in income tax expense associated with the Tax Legislation. The Company also has foreign earnings that were subject to the mandatory repatriation tax. The total mandatory repatriation tax, net of the benefit of the Company’s foreign tax credits, contributed $1,370,000 to the estimated increase in income tax expense associated with the Tax Legislation. The mandatory repatriation tax may be elected to be paid over a period of eight years. The Company intends to make this election.

The Tax Legislation also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries. The company will be subject to the GILTI provisions effective December 30, 2017 and is in the process of analyzing the effects, including how to account for the GILTI provision from an accounting policy standpoint.

Due to the change in U.S. federal tax law, the Company has decided not to indefinitely reinvest any of its unremitted foreign earnings as of December 29, 2017. Deferred U.S. state and foreign withholding taxes related to these undistributed foreign earnings are not expected to be material but are subject to further legislative action from the states regarding conformity with the Tax Legislation.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been recorded as an income tax benefit for fiscal year 2017 and 2016. The net deduction in taxes otherwise payable arising from that deduction was credited to additional paid-in capital for fiscal year 2015. For fiscal years 2017, 2016 and 2015, the net deduction in tax payable arising from employees’ stock award activity was $6,528,000, $4,827,000 and $6,396,000, respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2014. The Company is no longer subject to California franchise tax examinations for years prior to 2013. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2016	$1,878,000
Additions based on tax positions related to the current year	502,000
Additions for tax positions of prior years	6,000
Reductions due to lapse of statute of limitations	(430,000)
Settlements	-
Balance at December 30, 2016	$1,956,000
Additions based on tax positions related to the current year	597,000
Additions for tax positions of prior years	11,000
Reductions due to lapse of statute of limitations	(338,000)
Reductions for tax positions of prior years	(437,000)
Settlements	-
Balance at December 29, 2017	$1,789,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate by $1,459,000 in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Note 7: Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 29, 2017 and December 30, 2016.

Dividends

The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2017
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.21	$5,374
Second Quarter	$0.21	5,424
Third Quarter	$0.21	5,424
Fourth Quarter	$0.21	5,416
		$21,638

	Fiscal Year 2016
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.18	$4,628
Second Quarter	$0.18	4,675
Third Quarter	$0.18	4,659
Fourth Quarter	$0.18	4,607
		$18,569

On February 1, 2018 the Company’s Board of Directors announced a cash dividend of $0.26 per share of the Company’s common stock, payable March 23, 2018, to stockholders of record as of March 2, 2018. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $5,667,000, $5,791,000 and $4,943,000 were recorded as a reduction to retained earnings during fiscal 2017, 2016 and 2015, respectively.

Repurchase of Common Stock

The Company repurchased 186,000 shares of its common stock for $11,931,000 during fiscal year 2017. The Company repurchased 491,000 shares of its common stock for $24,456,000 during fiscal year 2016. The Company repurchased 530,000 shares of its common stock for $23,314,000 during fiscal year 2015. On October 18, 2016 the Board of Directors authorized $35,000,000 for the repurchase of Exponent’s common stock. On October 20, 2015 the Board of Directors authorized $35,000,000 for the repurchase of Exponent’s common stock. On May 29, 2014 the Board of Directors authorized $35,000,000 for the repurchase of Exponent’s common stock. These repurchase programs have no expiration dates. As of December 29, 2017, the Company had remaining authorization under its stock repurchase plan of $45,376,000 to repurchase shares of common stock.

Note 8: Stock-Based Compensation

On May 29, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan and the 2008 Employee Stock Purchase Plan (“ESPP”). The 2008 Equity Incentive Plan and ESPP were previously adopted by the Company’s Board of Directors on April 8, 2008, subject to stockholder approval.

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan was 5,928,150 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of December 29, 2017, 1,495,437 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 600,000 shares of common stock. As of December 29, 2017, 223,429 shares were available for grant. Weighted average purchase prices for shares sold under the ESPP plan in fiscal 2017, 2016 and 2015 were $61.33, $51.97 and $43.88, respectively.

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

All restricted stock units granted have dividend equivalent rights (“DER”), which entitle holders of restricted stock units to the same dividend value per share as holders of common stock. DER are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. DER are accumulated and paid when the underlying shares vest and are forfeited if the underlying shares are forfeited.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For fiscal years 2017, 2016 and 2015, the Company recorded stock-based compensation expense associated with accrued bonus awards of $8,331,000, $6,181,000 and $6,341,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $7,075,000, $6,583,000 and $6,066,000 during fiscal years 2017, 2016 and 2015, respectively. The total fair value of restricted stock unit awards vested during fiscal years 2017, 2016 and 2015 was $21.3 million, $18.5 million and $18.6 million, respectively. The weighted-average grant date fair values of restricted stock unit awards granted during fiscal years 2017, 2016 and 2015 were $59.00, $48.29 and $43.76, respectively.

The number of unvested restricted stock unit awards outstanding as of December 29, 2017 is as follows (1):

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of awards	grant date	contractual	intrinsic value
	outstanding	fair value	term (years)	(in thousands) (2)

Balance as of December 30, 2016	695,314	$37.82
Awards granted	262,212	59.00
Awards vested	(359,174)	39.77
Awards forfeited	(5,760)	46.97
Balance as of December 29, 2017	592,592	$45.91	1.6	$42,133

(1)	Does not include employee stock purchase plans or stock option plans.
(2)	The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of December 29, 2017 was $71.10.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. All stock options have dividend equivalent rights (“DER”), which entitle holders of stock options to the same dividend value per share as holders of common stock. DER are subject to the same vesting terms as the corresponding stock options. DER are accumulated and paid in cash when the underlying stock options vest and are forfeited if the underlying stock options do not vest. During fiscal years 2017, 2016 and 2015, the Company recorded stock-based compensation expense of $749,000, $569,000 and $552,000, respectively, associated with stock options.

Option activity is as follows (1):

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of shares	exercise	contractual	intrinsic value
	outstanding	price	term (years)	(in thousands)

Balance as of December 30, 2016	319,000	$31.58
Options granted	56,000	58.10
Options forfeited and expired	-	-
Options exercised	(35,000)	23.38

Balance as of December 29, 2017	340,000	$36.79	6.23	$11,665

Exercisable at December 29, 2017	204,750	$27.55	4.88	$8,917

(1) Does not include restricted stock or employee stock purchase plans.

The total intrinsic value of options exercised during fiscal years 2017, 2016 and 2015 was $1,461,000, $999,000 and $5,524,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended December 29, 2017, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 29, 2017. This amount changes based on the fair-value of the Company’s stock.

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

The assumptions used to value option grants for fiscal years 2017, 2016 and 2015 are as follows:

	Stock Option Plan
	2017	2016	2015

Expected term (in years)	5.9	6.0	6.1
Risk-free interest rate	2.11%	1.28%	1.69%
Volatility	24%	25%	27%
Dividend yield	0%	0%	0%

The weighted-average grant date fair value of options granted during fiscal years 2017, 2016 and 2015 were $16.18, $13.08 and $13.30, respectively.

The amount of stock-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of income for fiscal years 2017, 2016 and 2015 is as follows:

	2017	2016	2015
(In thousands)
Compensation and related expenses:
Restricted stock units	$14,809	$12,225	$11,907
Stock option grants	749	569	552
Sub-total	15,558	12,794	12,459

General and administrative expenses:
Restricted stock units	597	539	500
Sub-total	597	539	500
Total stock-based compensation expense	$16,155	$13,333	$12,959

Income tax benefit	$6,331	$5,214	$5,068

As of December 29, 2017, there was $7,570,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.4 years, related to unvested restricted stock unit awards and $790,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.7 years, related to unvested stock options.

Note 9: Retirement Plans

The Company provides a defined contribution retirement plan for its employees whereby the Company contributes to each eligible employee’s account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $7,914,000, $7,761,000, and $7,317,000 in fiscal years 2017, 2016, and 2015, respectively.

Note 10: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of December 29, 2017 and December 30, 2016 the invested amounts under the plans totaled $53,350,000 and $48,267,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income.

As of December 29, 2017 and December 30, 2016, vested amounts due under the plans totaled $59,050,000 and $53,617,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During fiscal years 2017, 2016 and 2015, the Company recognized compensation expense of $6,547,000, $3,861,000, and $(325,000), respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income.

Note 11: Commitments and Contingencies

The following is a summary of the future minimum payments, required under non-cancelable operating leases, with terms in excess of one year, as of December 29, 2017:

(In thousands)
Lease
Fiscal year	commitments
2018	$8,442
2019	7,115
2020	4,513
2021	3,477
2022	2,399
Thereafter	4,005
$29,951

Total rent expense from property leases in fiscal 2017, 2016, and 2015 was $6,712,000, $6,478,000 and $6,202,000, respectively. Total expense from other operating leases in fiscal 2017, 2016, and 2015 was $1,710,000, $1,749,000 and $1,794,000, respectively. The Company had $1,696,000 in outstanding purchase commitments as of December 29, 2017. These commitments are expected to be fulfilled by the end of fiscal 2018.

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

Note 12: Miscellaneous Income, Net

Miscellaneous income, net, consisted of the following:

	Fiscal Years
(In thousands)	2017	2016	2015

Rental income	2,655	2,435	2,015
Gain (loss) on deferred compensation investments	6,547	3,861	(325)
Gain (loss) on foreign exchange	(19)	224	255
Other	(19)	8	48
Total	$9,164	$6,528	$1,993

Note 13: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During fiscal 2017 the Company provided services representing approximately 27% of revenues to clients in the consumer products industry. During fiscal 2017 the Company provided services representing approximately 15% of revenues to clients in the energy and utilities industries. During fiscal 2017 the Company provided services representing approximately 15% of revenues to clients in the transportation industry.

One client comprised 14% of the Company’s revenues during fiscal year 2017. No other single client comprised more than 10% of the Company’s revenues during fiscal year 2017. No single client comprised more than 10% of the Company’s revenues during fiscal years 2016 and 2015. The same client comprised 24% of the Company’s accounts receivable at December 29, 2017. No other single client comprised more than 10% of the Company’s accounts receivable at December 29, 2017. No single client comprised more than 10% of the Company’s accounts receivable at December 30, 2016.

Note 14: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2017	2016	2015

Cash paid during the year:
Income taxes	$25,849	$22,280	$24,651

Non-cash investing and financing activities:
Unrealized loss on investments	$(90)	$(81)	$(79)
Vested stock unit awards granted to settle accrued bonus	$6,910	$6,334	$6,169
Accrual for capital expenditures	$148	$284	$321

Note 15: Segment Reporting

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

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2017, 2016 and 2015. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 29, 2017 and December 30, 2016. Our CEO, the chief operating decision maker, does not review total assets in his evaluation of segment performance and capital allocation.

Revenues
	Fiscal Years
(In thousands)	2017	2016	2015

Engineering and Other Scientific	$277,603	$248,297	$237,959
Environmental and Health	70,196	66,779	74,873

Total revenues	$347,799	$315,076	$312,832

Operating Income

	Fiscal Years
(In thousands)	2017	2016	2015

Engineering and Other Scientific	$93,451	$80,494	$76,817
Environmental and Health	22,340	18,650	21,810

Total segment operating income	115,791	99,144	98,627

Corporate operating expense	(43,740)	(37,233)	(29,694)

Total operating income	$72,051	$61,911	$68,933

Capital Expenditures
	Fiscal Years
(In thousands)	2017	2016	2015

Engineering and Other Scientific	$3,648	$4,309	$3,197
Environmental and Health	218	124	164

Total segment capital expenditures	3,866	4,433	3,361

Corporate capital expenditures	859	9,960	2,018

Total capital expenditures	$4,725	$14,393	$5,379

Depreciation and Amortization
	Fiscal Years
(In thousands)	2017	2016	2015

Engineering and Other Scientific	$4,449	$4,429	$3,919
Environmental and Health	179	181	182

Total segment depreciation and amortization	4,628	4,610	4,101

Corporate depreciation and amortization	1,657	1,521	1,378

Total depreciation and amortization	$6,285	$6,131	$5,479

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net
	Fiscal Years
(In thousands)	2017	2016

United States	$33,771	$35,746
Foreign Countries	1,243	964

Total	$35,014	$36,710

Revenues (1)
	Fiscal Years
(In thousands)	2017	2016	2015

United States	$308,406	$281,223	$281,618
Foreign Countries	39,393	33,853	31,214

Total	$347,799	$315,076	$312,832

(1) Geographic revenues are allocated based on the location of the client.

Below is a breakdown of goodwill, reported by segment as of December 29, 2017 and December 30, 2016:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total

Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for fiscal years 2017, 2016 and 2015. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during fiscal years 2017, 2016 and 2015.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2017	March 31,	June 30,	September 29,	December 29,
(In thousands, except per share data)	2017	2017	2017	2017

Revenues before reimbursements	$80,467	$84,120	$82,359	$82,718
Revenues	84,122	87,840	87,555	88,282
Operating income	14,634	20,317	19,305	17,795
Income before income taxes	17,410	22,348	22,030	20,721

Net income (loss)	$16,576	$13,791	$14,643	$(3,705	)(1)

Net income per share
Basic	$0.63	$0.52	$0.56	$(0.14)
Diluted	$0.61	$0.51	$0.54	$(0.14)
Shares used in per share computations
Basic	26,302	26,415	26,370	26,363
Diluted	26,981	26,968	26,963	26,363

Fiscal 2016	April 1,	July 1,	September 30,	December 30,
(In thousands, except per share data)	2016	2016	2016	2016

Revenues before reimbursements	$78,950	$73,334	$74,160	$72,753
Revenues	83,156	77,295	77,612	77,013
Operating income	16,436	14,931	15,595	14,949
Income before income taxes	17,734	16,677	17,920	16,791

Net income	$15,350	$10,453	$11,289	$10,388

Net income per share
Basic	$0.58	$0.39	$0.43	$0.40
Diluted	$0.56	$0.38	$0.42	$0.39
Shares used in per share computations
Basic	26,513	26,631	26,545	26,262
Diluted	27,239	27,264	27,185	26,955

(1)     The decrease in net income and diluted earnings per share during the fourth quarter of 2017 was due to the impact of the new tax legislation. During the fourth quarter of 2017, the Company recorded a tax expense of $16,507,000 related to the new tax legislation signed into law during the fourth quarter of 2017. The Company has domestic deferred tax assets primarily associated with its deferred compensation plan and stock-based compensation program, which were previously valued at the federal corporate income tax rate of 35%. The Company’s deferred tax assets were re-measured at the lower enacted corporate tax rate of 21% which contributed $15,137,000 to the increase in income tax associated with the new tax legislation. The Company also has foreign earnings that were subject to the mandatory repatriation tax. The total mandatory repatriation tax, net of the benefit of its foreign tax credits, contributed $1,370,000 to the increase in income tax expense associated with the tax legislation.

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
				Accounts
	Balance at	Provision	Provision	Written-off	Balance
	Beginning of	Charged to	Charged to	Net of	at End of
(In thousands)	Year	Expense	Revenues	Recoveries	Year
Year Ended December 29, 2017
Allowance for bad debt	$923	$473	$-	$(479)	$917
Allowance for contract losses	$2,494	$-	$2,033	$(1,918)	$2,609

Year Ended December 30, 2016
Allowance for bad debt	$838	$443	$-	$(358)	$923
Allowance for contract losses	$1,954	$-	$2,009	$(1,469)	$2,494

Year Ended January 1, 2016
Allowance for bad debt	$1,016	$284	$-	$(462)	$838
Allowance for contract losses	$2,370	$-	$645	$(1,061)	$1,954

(1) Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $84,000, $114,000 and $7,000 for fiscal years 2017, 2016 and 2015, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 23, 2018	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul R. Johnston	Chief Executive Officer and Director	February 23, 2018
Paul R. Johnston, Ph.D.	(Principal Executive Officer)

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer and	February 23, 2018
Richard L. Schlenker, Jr.	Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Michael R. Gaulke	Chairman of the Board of Directors	February 23, 2018
Michael R. Gaulke

/s/ Carol Lindstrom	Director	February 23, 2018
Carol Lindstrom

/s/ Karen A. Richardson	Director	February 23, 2018
Karen A. Richardson

/s/ John B. Shoven	Director	February 23, 2018
John B. Shoven, Ph.D.

/s/ Debra L. Zumwalt	Director	February 23, 2018
Debra L. Zumwalt

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K. Unless otherwise indicated all filings are under SEC File Number 000-18655:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.1(iii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 28, 2015).

3.2(i)	Amended and Restated Bylaws of the Company, as amended and restated May 29, 2014 (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

*10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*10.19	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.20	Services Agreement between the Company and Exponent Engineering P.C. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2006).

*10.24	Amendment No. 1 to Exponent, Inc. 1998 Nonstatutory Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

*10.25	Amendment No. 1 to Exponent, Inc. 1999 Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

*10.26	Amendment No. 1 to Exponent, Inc. 1999 Restricted Stock Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

*10.28	2008 Employee Stock Purchase Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.31	Form of Restricted Stock Unit Employee Bonus Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.32	Form of Restricted Stock Unit Employee Matching Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.33	Form of Restricted Stock Unit Director Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.34	Amended and Restated Restricted Stock Unit Bonus Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.35	Amended and Restated Restricted Stock Unit Matching Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.36	Amended and Restated Restricted Stock Unit Director Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.37	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A filed on April 19, 2012).

*10.38	Exponent, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

*10.39	First Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended July 1, 2011).

*10.40	Second Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

*10.41	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

*10.42	Third Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

*10.43	Amendment to Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

*10.44	Fourth Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2014).

*10.45	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

*10.46	Executive Compensation Clawback Policy (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2016).

*10.47	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A on April 18, 2017).

*10.48	Exponent, Inc. Amended and Restated 2008 Employee Stock Purchase Plan (filed as Appendix B to the Company’s Schedule 14A on April 18, 2017).

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

* Indicates management compensatory plan, contract or arrangement

