Form 10-Q
period 2018-03-30
EXPONENT INC
filed 2018-05-04
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

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

Yes   ☐              No  ☒

As of April 27, 2018, the latest practicable date, the registrant had 26,004,501 shares of common stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

March 30, 2018 and December 29, 2017

(in thousands, except par value)

(unaudited)

	March 30,	December 29,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$103,152	$124,794
Short-term investments	75,485	71,604
Accounts receivable, net of allowance for contract losses and doubtful accounts of $3,805 and $3,526 at March 30, 2018 and December 29, 2017, respectively	117,239	110,100
Prepaid expenses and other assets	9,585	9,011
Total current assets	305,461	315,509

Property, equipment and leasehold improvements, net	40,420	35,014
Goodwill	8,607	8,607
Deferred income taxes	31,265	30,437
Deferred compensation plan assets	53,547	48,676
Other assets	1,159	1,346
Total assets	$440,459	$439,589

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,492	$14,741
Accrued payroll and employee benefits	45,240	70,064
Deferred revenues	7,912	8,302
Total current liabilities	69,644	93,107

Other liabilities	3,471	3,326
Deferred compensation	59,501	52,776
Deferred rent	1,218	1,292
Total liabilities	133,834	150,501

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; 32,853 shares issued at March 30, 2018 and December 29, 2017	33	33
Additional paid-in capital	221,972	210,263
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	(276)	(236)
Foreign currency translation adjustments	(1,054)	(1,793)
	(1,330)	(2,029)
Retained earnings	310,978	303,990
Treasury stock, at cost; 6,849 and 7,084 shares held at March 30, 2018 and December 29, 2017, respectively	(225,028)	(223,169)
Total stockholders’ equity	306,625	289,088
Total liabilities and stockholders’ equity	$440,459	$439,589

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three Months Ended March 30, 2018 and March 31, 2017

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017

Revenues:
Revenues before reimbursements	$90,684	$80,467
Reimbursements	5,773	3,655

Revenues	96,457	84,122

Operating expenses:
Compensation and related expenses	57,579	54,418
Other operating expenses	7,465	7,191
Reimbursable expenses	5,773	3,655
General and administrative expenses	4,042	4,224

Total operating expenses	74,859	69,488

Operating income	21,598	14,634

Other income, net:
Interest income, net	530	234
Miscellaneous income, net	322	2,542
Total other income, net	852	2,776

Income before income taxes	22,450	17,410

Income taxes	2,110	834

Net income	$20,340	$16,576

Net income per share:
Basic	$0.77	$0.63
Diluted	$0.75	$0.61

Shares used in per share computations:
Basic	26,372	26,302
Diluted	27,006	26,981

Cash dividends declared per common share	$0.26	$0.21

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 30, 2018 and March 31, 2017

(in thousands)

(unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017

Net income	$20,340	$16,576
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	739	136
Unrealized (losses) gains on available-for-sale investment securities arising during the period, net of tax	(40)	36

Comprehensive income	$21,039	$16,748

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 30, 2018 and March 31, 2017

(in thousands)

(unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017
Cash flows from operating activities:

Net income	$20,340	$16,576
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,555	1,566
Deferred rent	(74)	(129)
Provision for contract losses and doubtful accounts	561	458
Stock-based compensation	6,289	5,655
Deferred income tax provision	(815)	426
Changes in operating assets and liabilities:
Accounts receivable	(7,700)	(9,395)
Prepaid expenses and other assets	(5,520)	(2,974)
Accounts payable and accrued liabilities	1,829	3
Accrued payroll and employee benefits	(12,383)	(12,491)
Deferred revenues	(390)	(1,479)
Net cash provided by (used in) operating activities	3,692	(1,784)

Cash flows from investing activities:
Capital expenditures	(6,810)	(1,307)
Purchase of short-term investments	(11,934)	(9,000)
Maturity of short-term investments	8,000	-
Net cash used in investing activities	(10,744)	(10,307)

Cash flows from financing activities:
Payroll taxes for restricted stock units	(8,637)	(9,517)
Repurchase of common stock	-	(1,304)
Exercise of share-based payment awards	310	287
Dividends and dividend equivalents rights	(6,959)	(5,374)
Net cash used in financing activities	(15,286)	(15,908)

Effect of foreign currency exchange rates on cash and cash equivalents	696	118

Net decrease in cash and cash equivalents	(21,642)	(27,881)
Cash and cash equivalents at beginning of period	124,794	114,967
Cash and cash equivalents at end of period	$103,152	$87,086

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended March 30, 2018 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2017, which was filed with the U.S. Securities and Exchange Commission on February 23, 2018.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries, which are all wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2018
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.26	$6,700
Total	$0.26	$6,700

	Fiscal Year 2017
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.21	$5,374
Second Quarter	0.21	5,424
Third Quarter	0.21	5,424
Fourth Quarter	0.21	5,416
Total	$0.84	$21,638

On April 19, 2018, the Company’s Board of Directors announced a cash dividend of $0.26 per share of the Company’s common stock, payable June 22, 2018 to stockholders of record as of June 8, 2018. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Recently Adopted Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”). The Company adopted the ASU as of the beginning of its first quarter of fiscal 2018 using the modified retrospective transition method. Under the modified retrospective transition method, the cumulative effect of applying the ASU is recognized at the date of initial application. The cumulative effect of adopting the ASU was not material and thus no cumulative effect adjustment was recorded. The Company’s analysis of its contracts under the ASU supports the recognition of revenue over time, which is consistent with the Company’s revenue recognition model prior to the adoption of the ASU.

Recent Accounting Pronouncements Not Yet Effective. On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize most leases on their balance sheet.  The new standard will be effective for the Company on the first day of fiscal 2019 (December 29, 2018).  Early adoption is permitted.  The standard requires use of the modified retrospective transition method, with elective relief, which requires application of the guidance for all periods presented.  The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The standard will require the Company to record a right of use asset and a lease liability that will materially gross up its balance sheet.

Note 2: Revenue Recognition

Substantially all of the Company’s engagements are performed under time and material or fixed-price arrangements. For time and materials contracts, the Company utilizes the practical expedient under the ASU which states, if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour or service provided), the entity may recognize revenue in the amount to which the entity has a right to invoice. During the first quarter of fiscal 2018, the Company recognized revenue of $83,171,000 associated with time and materials contracts utilizing the practical expedient under the ASU. These revenues represent 86% of the Company’s consolidated revenues and include revenues of $64,557,000 for the Company’s Engineering and Other Scientific segment and $18,614,000 for the Company’s Environmental and Health segment. The Company’s time and material contracts are terminable and subject to postponement or delay at any time by our clients, and as such, the performance obligations for all of the Company’s time and materials contracts have an original expected duration of one year or less.

For fixed price contracts the Company recognizes revenue over time under the ASU because of the continuous transfer of control to the customer. The customer typically controls the work in process as evidenced either by contractual termination clauses or by the Company’s rights to payment for work performed to date to deliver services that do not have an alternative use to the Company. Revenue for fixed price contracts is recognized based on the relationship of incurred labor hours at standard rates to the Company’s estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;
•	the Company generally does not incur set up costs on its contracts;
•	the Company does not believe that there are reliable milestones to measure progress towards completion;
•	if the contract is terminated early, the customer is required to pay the Company for time at standard rates plus materials incurred to date;
•	the Company’s contracts do not include award fees or bonuses;
•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;
•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and
•	its contracts are typically progress billed on a monthly basis.

During the first quarter of fiscal 2018 the Company recognized revenue of $13,286,000 associated with fixed-price contracts. These revenues represent 14% of the Company’s consolidated revenues and include revenues of $12,446,000 for the Company’s Engineering and Other Scientific segment and $840,000 for the Company’s Environmental and Health segment. The Company’s fixed price contracts are terminable and subject to postponement or delay at any time by our clients, and as such, the performance obligations for all of the Company’s fixed price contracts have an original expected duration of one year or less.

Deferred revenues represent amounts billed to clients in advance of services provided. During the first quarter of fiscal 2018 $2,604,000 of revenues were recognized that were included in the deferred revenue balance at December 30, 2017.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $10.2 million during the first quarter of fiscal 2018.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three months ended March 30, 2018 and March 31, 2017. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 30, 2018:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$6,071	$6,071	$-	$-

Fixed income available- for-sale securities (2)	75,485	-	75,485	-

Fixed income trading securities held in deferred compensation plan (3)	15,562	15,562	-	-

Equity trading securities held in deferred compensation plan (3)	42,496	42,496	-	-

Total	$139,614	$64,129	$75,485	$-

Liabilities
Deferred compensation plan (4)	65,611	65,611	-	-

Total	$65,611	$65,611	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 29, 2017:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$9,742	$9,742	$-	$-

Fixed income available- for-sale securities (2)	71,604	-	71,604	-

Fixed income trading securities held in deferred compensation plan (3)	13,686	13,686	-	-

Equity trading securities held in deferred compensation plan (3)	39,664	39,664	-	-

Total	$134,696	$63,092	$71,604	$-

Liabilities
Deferred compensation plan (4)	59,050	59,050	-	-

Total	$59,050	$59,050	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of March 30, 2018 and December 29, 2017 represent obligations of United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of March 30, 2018:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$97,081	$-	$-	$97,081

Cash equivalents:
Money market securities	6,071	-	-	6,071
Total cash equivalents	6,071	-	-	6,071
Total cash and cash equivalents	103,152	-	-	103,152

Short-term investments:
U.S. agency securities	75,931	-	(446)	75,485
Total short-term investments	75,931	-	(446)	75,485

Total cash, cash equivalents and short-term investments	$179,083	$-	$(446)	$178,637

Cash, cash equivalents and short-term investments consisted of the following as of December 29, 2017:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$115,052	$-	$-	$115,052

Cash equivalents:
Money market securities	9,742	-	-	9,742
Total cash equivalents	9,742	-	-	9,742
Total cash and cash equivalents	124,794	-	-	124,794

Short-term investments:
U.S. agency securities	71,997	-	(393)	71,604
Total short-term investments	71,997	-	(393)	71,604

Total cash, cash equivalents and short-term investments	$196,791	$-	$(393)	$196,398

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of March 30, 2018:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$47,927	$47,725
Due between one and two years	28,004	27,760
Total	$75,931	$75,485

At March 30, 2018 and December 29, 2017, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's condensed consolidated balance sheet at March 30, 2018 and December 29, 2017, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at March 30, 2018 and December 29, 2017 approximates their carrying value as reported on the condensed consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three months ended March 30, 2018 and March 31, 2017.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	March 30, 2018	March 31, 2017

Shares used in basic per share computation	26,372	26,302
Effect of dilutive common stock options outstanding	161	132
Effect of dilutive restricted stock units outstanding	473	547

Shares used in diluted per share computation	27,006	26,981

There were no options excluded from the diluted per share calculations for the three months ended March 30, 2018 and March 31, 2017.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,232,000 and $1,928,000 during the three months ended March 30, 2018 and March 31, 2017, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,508,000 and $3,256,000 during the three months ended March 30, 2018 and March 31, 2017, respectively.

The number of unvested restricted stock unit awards outstanding as of March 30, 2018 is as follows (1):

	Number of awards outstanding	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands) (2)

Balance as of December 29, 2017	592,592	$45.91
Awards granted	198,846	80.14
Awards vested	(267,760)	54.28
Awards forfeited	-	-

Balance as of March 30, 2018	523,678	$54.63	2.3	$41,187

(1) Does not include employee stock purchase plans or stock option plans.

(2) The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of March 30, 2018 was $78.65.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense associated with stock option grants of $549,000 and $471,000 during the three months ended March 30, 2018 and March 31, 2017, respectively.

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

The Company used historical exercise, forfeiture, and post-vesting expiration data to estimate the expected term of options granted. The historical volatility of the Company’s common stock over a period of time equal to the expected term of the options granted was used to estimate expected volatility. The risk-free interest rate used in the option-pricing model was based on United States Treasury zero-coupon issues with remaining terms similar to the expected term of the options. The dividend yield assumption considers the expectation of continued declaration of dividends, offset by option holders’ dividend equivalent rights.

The Company accounts for forfeitures of stock-based awards when they occur. All stock-based payment awards are recognized on a straight-line basis over the requisite service periods of the awards.

Note 6: Treasury Stock

On October 20, 2015, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 18, 2016, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock.

The Company did not repurchase any shares of its common stock during the three months ended March 30, 2018.  The Company repurchased 22,666 shares of its common stock for $1,304,000 during the three months ended March 31, 2017. As of March 30, 2018, the Company had remaining authorization under its stock repurchase plans of $45,376,000 to repurchase shares of common stock.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $5,892,000 and $5,667,000 were recorded as a reduction to retained earnings during the three months ended March 30, 2018 and March 31, 2017, respectively.

Note 7: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of March 30, 2018 and December 29, 2017, the invested amounts under the plans totaled $58,058,000 and $53,350,000, respectively, and are recorded in pre-paid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of March 30, 2018 and December 29, 2017, vested amounts due under the plans totaled $65,611,000 and $59,050,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended March 30, 2018 and March 31, 2017, the Company recognized compensation expense of ($305,000) and $1,898,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	March 30, 2018	March 31, 2017

Cash paid during period:

Income taxes	$678	$446

Non-cash investing and financing activities:

Unrealized (loss) gain on short-term investments	$(40)	$36

Vested stock unit awards issued to settle accrued bonuses	$7,643	$6,910

Accrual for capital expenditures	$299	$405

Note 9: Accounts Receivable, Net

At March 30, 2018 and December 29, 2017, accounts receivable, net, was comprised of the following:

	March 30,	December 29,
(In thousands)	2018	2017

Billed accounts receivable	$76,121	$78,139
Unbilled accounts receivable	44,923	35,487
Allowance for contract losses and doubtful accounts	(3,805)	(3,526)
Total accounts receivable, net	$117,239	$110,100

Note 10: Segment Reporting

The Company has two reportable operating segments based on two primary areas of service. The Engineering and Other Scientific segment is a broad service group providing technical consulting in different practices primarily in engineering. The Environmental and Health segment provides services in the area of environmental, epidemiology and health risk analysis. This segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment. Our Chief Executive Officer, the chief operating decision maker, reviews revenues and operating income for each of our reportable segments but does not review total assets in evaluating segment performance and capital allocation.

Segment information for the three months ended March 30, 2018 and March 31, 2017 follows:

Revenues
	Three Months Ended
(In thousands)	March 30, 2018	March 31, 2017

Engineering and Other Scientific	$77,047	$66,683
Environmental and Health	19,410	17,439

Total revenues	$96,457	$84,122

Operating Income
	Three Months Ended
(In thousands)	March 30, 2018	March 31, 2017

Engineering and Other Scientific	$25,913	$22,321
Environmental and Health	6,624	5,479

Total segment operating income	32,537	27,800

Corporate operating expense	(10,939)	(13,166)

Total operating income	$21,598	$14,634

Capital Expenditures
	Three Months Ended
(In thousands)	March 30, 2018	March 31, 2017

Engineering and Other Scientific	$813	$1,008
Environmental and Health	51	42

Total segment capital expenditures	864	1,050

Corporate capital expenditures	5,946	257

Total capital expenditures	$6,810	$1,307

Depreciation and Amortization
	Three Months Ended
(In thousands)	March 30, 2018	March 31, 2017

Engineering and Other Scientific	$1,095	$1,115
Environmental and Health	39	41

Total segment depreciation and amortization	1,134	1,156

Corporate depreciation and amortization	421	410

Total depreciation and amortization	$1,555	$1,566

One client comprised 16% of the Company’s revenues during the three months ended March 30, 2018. No other single client comprised more than 10% of the Company’s revenues during the three months ended March 30, 2018. One client comprised 12% of the Company’s revenues during the three months ended March 31, 2017. No other single client comprised more than 10% of the Company’s revenues during the three months ended March 31, 2017. The same client comprised 21% and 24% of the Company’s accounts receivable at March 30, 2018 and December 29, 2017 respectively. No other single client comprised more than 10% of the Company’s accounts receivable at March 30, 2018 and December 29, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2017, which are contained in our fiscal 2017 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 23, 2018 (our “2017 Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our 2017 Annual Report under the heading “Risk Factors” and elsewhere in the report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the three months ended March 30, 2018, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 29, 2017.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2018 increased 15% to $96,457,000 as compared to $84,122,000 during the same period last year. Revenues before reimbursements for the first quarter of 2018 increased 13% to $90,684,000 as compared to $80,467,000 during the same period last year. We experienced strong demand for our consulting services from a diverse set of clients for both proactive and reactive projects. During the first quarter of 2018, we assisted our clients with product recalls and litigation and provided technology assessments and design consulting services. We experienced strong demand for consulting services related to battery technology from several industries, including consumer products, automotive, medical device, and energy. We successfully leveraged our battery expertise located in North America, Asia, and Europe to support clients who have products manufactured and sold around the world.

During the first quarter of 2018 we had strong growth in our chemical regulation & food safety, electrical engineering & computer science, human factors, polymer science & materials chemistry, and vehicle analysis practices. During the quarter we continued to work on a large human factors assessment for a client in the consumer products industry. The level of activity for this project increased during the quarter, driving increases in both revenue and profitability. This project represented approximately 8% of our revenues before reimbursements in the first quarter of 2018 as compared to 5% during the same period last year. During the quarter we also continued to be called upon by clients in the automotive industry to analyze their most significant product recall issues. These projects leveraged our multi-disciplinary team and our Phoenix test and engineering center.

Net income increased 23% to $20,340,000 during the first quarter of 2018 as compared to $16,576,000 during the same period last year. Diluted earnings per share increased to $0.75 per share as compared to $0.61 in the same period last year. We were able to improve profitability and margins by effectively managing headcount to align our resources with demand and benefited from a large human factors assessment for a client in the consumer products industry, which resulted in improved utilization and increased leverage of our cost structure.

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

Overview of the Three Months Ended March 30, 2018

During the first quarter of 2018, billable hours increased 11% to 329,000 as compared to 296,000 during the same period last year. Our utilization increased to 77% during the first quarter of 2018 as compared to 74% during the same period last year. Technical full-time equivalent employees increased 8% to 825 during the first quarter of 2018 as compared to 767 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended March 30, 2018 compared to Three Months Ended March 31, 2017

Revenues
	Three Months Ended
(in thousands, except percentages)	March 30, 2018	March 31, 2017	Percent Change

Engineering and Other Scientific	$77,047	$66,683	15.5%
Percentage of total revenues	79.9%	79.3%
Environmental and Health	19,410	17,439	11.3%
Percentage of total revenues	20.1%	20.7%

Total revenues	$96,457	$84,122	14.7%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first quarter of 2018, billable hours for this segment increased by 12% to 254,000 as compared to 226,000 during the same period last year. Utilization for this segment increased to 78% during the first quarter of 2018 as compared to 75% during the same period last year. The increase in billable hours and utilization was due to strong growth from our proactive design consulting services, specifically related to ongoing projects with clients in the consumer products industry. During the quarter we continued work on a large human factors assessment for a client in the consumer products industry. This segment had strong performances in its human factors, vehicle engineering, electrical engineering & computer science, and polymer science & materials chemistry practices during the first quarter of 2018. We continued to see strong demand for our services related to product recalls including assignments from the consumer products and automotive industries. Proactive services continued to expand as companies seek our interdisciplinary advice throughout the product life cycle, consistent with the increased importance placed on understanding how users interact with complex technologies. Technical full-time equivalent employees in this segment increased 9% to 628 during the first quarter of 2018 as compared to 577 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the first quarter of 2018, billable hours for this segment increased by 7% to 75,000 as compared to 70,000 during the same period last year. Utilization in this segment increased to 73% during the first quarter of 2018 as compared to 70% during the same period last year. The increase in billable hours and utilization was due to growth in our chemical regulation and food safety practice where we expanded our proactive services as society remains concerned about chemicals affecting ecosystems and human health. This segment’s contribution to the large ongoing human factors assessment also contributed to the increase in billable hours and utilization. Technical full-time equivalent employees in this segment increased by 4% to 197 during the first quarter of 2018 as compared to 190 during the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	March 30, 2018	March 31, 2017	Percent Change

Compensation and related expenses	$57,579	$54,418	5.8%
Percentage of total revenues	59.7%	64.7%

The increase in compensation and related expenses during the first quarter of 2018 was due to an increase in bonus expense and an increase in payroll expense partially offset by a change in the value of assets associated with our deferred compensation plan. Bonus expense increased by $3,082,000 during the first quarter of 2018 due to a corresponding increase to income before income taxes, before bonus expense, and before stock-based compensation. Payroll expense increased $1,729,000 due to the increase in technical full-time equivalent employees. During the first quarter of 2018, deferred compensation expense decreased $2,203,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $305,000 during the first quarter of 2018 as compared to an increase in the value of plan assets of $1,898,000 during the same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	March 30, 2018	March 31, 2017	Percent Change

Other operating expenses	$7,465	$7,191	3.8%
Percentage of total revenues	7.7%	8.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first quarter of 2018 was primarily due to an increase in occupancy expense of $195,000 and an increase in repairs and maintenance of $92,000. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	March 30, 2018	March 31, 2017	Percent Change

Reimbursable expenses	$5,773	$3,655	57.9%
Percentage of total revenues	6.0%	4.3%

The increase in reimbursable expenses was primarily due to an increase in travel related costs associated with our large human factors assessment project. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	March 30, 2018	March 31, 2017	Percent Change

General and administrative expenses	$4,042	$4,224	(4.3)%
Percentage of total revenues	4.2%	5.0%

The decrease in general and administrative expenses during the first quarter of 2018 was primarily due to a decrease in travel and meals of $374,000 and an decrease in marketing expenses of $112,000 partially offset by an increase in contributions of $200,000. The decrease in travel and meals was due to a firm-wide managers’ meeting during the first quarter of 2017. The decrease in marketing expenses was due to several initiatives during the first quarter of 2017 associated with the firm’s 50th anniversary. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development initiatives, and pursue staff development initiatives.

Other Income, Net
	Three Months Ended
(in thousands, except percentages)	March 30, 2018	March 31, 2017	Percent Change

Other income, net	$852	$2,776	(69.3)%
Percentage of total revenues	0.9%	3.3%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in interest income of $296,000. During the first quarter of 2018, other income, net, decreased $2,203,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $305,000 during the first quarter of 2018 as compared to an increase in the value of the plan assets of $1,898,000 during the same period last year. The increase in interest income was due to higher interest rates for our cash equivalents and short-term investments.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	March 30, 2018	March 31, 2017	Percent Change

Income taxes	$2,110	$834	153.0%
Percentage of total revenues	2.2%	1.0%
Effective tax rate	9.4%	4.8%

The increase in income tax expense was due to an increase in pre-tax income and a decrease in the excess tax benefit associated with share-based awards partially offset by a decrease in the United States federal income tax rate. The excess tax benefit associated with share-based awards decreased to $3,906,000 during the first quarter of 2018 as compared to $6,019,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 26.8% during the first quarter of 2018 as compared to 39.4% during the same period last year. The decrease in the effective tax rate, excluding the impact of the excess tax benefit, was due to a decrease in the United States federal income tax rate to 21% during the first quarter of 2018 as compared to 35% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in thousands)	March 30, 2018	March 31, 2017

Net cash provided by/(used in) operating activities	$3,692	$(1,784)
Net cash used in investing activities	(10,744)	(10,307)
Net cash used in financing activities	(15,286)	(15,908)

We financed our business during the first three months of 2018 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of March 30, 2018, our cash, cash equivalents and short-term investments were $178.6 million compared to $196.4 million at December 29, 2017. We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is collections from our clients. Our primary uses of cash from operating activities are for employee related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel. The increase in net cash provided by operating activities was primarily due to the increase in net income.

The increase in net cash used in investing activities during the first three months of 2018, as compared to the same period last year, was due to an increase in capital expenditures. During the first quarter of 2018 we closed on the purchase of 2.9 acres of land in Natick, Massachusetts on which we intend to build office and laboratory facilities. The total purchase price was $5.2 million. The increase in capital expenditures was partially offset by a decrease in the purchase of short-term investments, net of maturities.

The decrease in net cash used in financing activities during the first three months of 2018, as compared to the same period last year, was due to a decrease in repurchases of common stock and a decrease in payroll taxes for restricted stock units partially offset by an increase in dividend payments.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2017 Annual Report. There have been no material changes in our contractual obligations since December 29, 2017.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $59,501,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at March 30, 2018. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of March 30, 2018, invested amounts under the plan of $53,547,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended March 30, 2018 and March 31, 2017:

	Three Months Ended
(in thousands, except percentages)	March 30, 2018	March 31, 2017

Revenues before reimbursements	$90,684	$80,467

EBITDA	$23,475	$18,742

EBITDA as a % of revenues before reimbursements	25.9%	23.3%

The increase in EBITDA as a percentage of revenues before reimbursements during the first quarter of 2018 as compared to the same period last year was primarily due to an increase in utilization. Utilization for the first quarter of 2018 was 77% as compared to 74% during the same period last year.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended March 30, 2018 and March 31, 2017:

	Three Months Ended
(in thousands)	March 30, 2018	March 31, 2017

Net income	$20,340	$16,576

Add back (subtract):

Income taxes	2,110	834
Interest income, net	(530)	(234)
Depreciation and amortization	1,555	1,566

EBITDA	23,475	18,742

Stock-based compensation	6,289	5,655

EBITDAS	$29,764	$24,397

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

At March 30, 2018, we had net assets of approximately $8.1 million with a functional currency of the British Pound, net assets of approximately $4.3 million with a functional currency of the Euro, and net assets of approximately $4.9 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At March 30, 2018, we had net assets denominated in the non-functional currency of approximately $3.3 million. As such, a ten percent change in the value of the local currency would result in a $330,000 foreign currency gain or loss in our results of operations.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of March 30, 2018, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended March 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended March 30, 2018 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

December 30 to January 26	-	$-	-	$45,376
January 27 to February 23	-	-	-	$45,376
February 24 to March 30	-	-	-	$45,376
Total	-	$-	-	$45,376

(1)	On October 20, 2015, the Company’s Board of Directors authorized $35,000,000 for the repurchase of the Company’s common stock. On October 18, 2016, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of the Company’s common stock. These plans have no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: May 4, 2018
/s/ Paul R. Johnston
Paul R. Johnston, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

- 26 -