Form 10-Q
period 2018-06-29
EXPONENT INC
filed 2018-08-03
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

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

Yes ☐          No ☒

As of July 27, 2018, the latest practicable date, the registrant had 52,037,529 shares of common stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

June 29, 2018 and December 29, 2017

(in thousands, except par value)

(unaudited)

	June 29,	December 29,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$117,773	$124,794
Short-term investments	75,534	71,604
Accounts receivable, net of allowance for contract losses and doubtful accounts of $3,644 and $3,526 at June 29, 2018 and December 29, 2017, respectively	116,532	110,100
Prepaid expenses and other assets	9,184	9,011
Total current assets	319,023	315,509

Property, equipment and leasehold improvements, net	41,357	35,014
Goodwill	8,607	8,607
Deferred income taxes	31,824	30,437
Deferred compensation plan assets	53,801	48,676
Other assets	1,081	1,346
Total assets	$455,693	$439,589

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,403	$14,741
Accrued payroll and employee benefits	56,843	70,064
Deferred revenues	8,007	8,302
Total current liabilities	77,253	93,107

Other liabilities	3,225	3,326
Deferred compensation	55,310	52,776
Deferred rent	1,139	1,292
Total liabilities	136,927	150,501

Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at June 29, 2018 and December 29, 2017	66	66
Additional paid-in capital	223,696	210,230
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	(257)	(236)
Foreign currency translation adjustments	(2,422)	(1,793)
	(2,679)	(2,029)
Retained earnings	322,437	303,990
Treasury stock, at cost; 13,669 and 14,169 shares held at June 29, 2018 and December 29, 2017, respectively	(224,754)	(223,169)
Total stockholders’ equity	318,766	289,088
Total liabilities and stockholders’ equity	$455,693	$439,589

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 29, 2018 and June 30, 2017

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Revenues:
Revenues before reimbursements	$89,972	$84,120	$180,656	$164,587
Reimbursements	5,649	3,720	11,422	7,375

Revenues	95,621	87,840	192,078	171,962

Operating expenses:
Compensation and related expenses	55,458	51,536	113,037	105,954
Other operating expenses	7,566	7,275	15,031	14,466
Reimbursable expenses	5,649	3,720	11,422	7,375
General and administrative expenses	4,470	4,992	8,512	9,216

Total operating expenses	73,143	67,523	148,002	137,011

Operating income	22,478	20,317	44,076	34,951

Other income, net:
Interest income, net	543	266	1,073	500
Miscellaneous income, net	1,898	1,765	2,220	4,307
Total other income, net	2,441	2,031	3,293	4,807

Income before income taxes	24,919	22,348	47,369	39,758

Income taxes	6,494	8,557	8,604	9,391

Net income	$18,425	$13,791	$38,765	$30,367

Net income per share:
Basic	$0.35	$0.26	$0.73	$0.58
Diluted	$0.34	$0.26	$0.72	$0.56

Shares used in per share computations:
Basic	53,008	52,830	52,876	52,716
Diluted	54,195	53,936	54,111	53,960

Cash dividends declared per common share	$0.130	$0.105	$0.260	$0.210

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 29, 2018 and June 30, 2017

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Net income	$18,425	$13,791	$38,765	$30,367
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,368)	454	(629)	590
Unrealized gains (losses) on available-for- sale investment securities arising during the period, net of tax	19	(32)	(21)	4

Comprehensive income	$17,076	$14,213	$38,115	$30,961

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 29, 2018 and June 30, 2017

(in thousands)

(unaudited)

	Six Months Ended
	June 29, 2018	June 30, 2017
Cash flows from operating activities:

Net income	$38,765	$30,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,149	3,195
Amortization of premiums and accretion of discounts on short-term investments	(19)	-
Deferred rent	(153)	(205)
Provision for contract losses and doubtful accounts	782	805
Stock-based compensation	10,033	9,187
Deferred income tax provision	(1,379)	1,217
Changes in operating assets and liabilities:
Accounts receivable	(7,214)	(20,840)
Prepaid expenses and other assets	(4,553)	3,365
Accounts payable and accrued liabilities	(3,018)	928
Accrued payroll and employee benefits	(8,182)	(9,806)
Deferred revenues	(295)	(1,022)
Net cash provided by operating activities	27,916	17,191

Cash flows from investing activities:
Capital expenditures	(8,949)	(2,526)
Purchase of short-term investments	(19,939)	(13,000)
Maturity of short-term investments	16,000	-
Net cash used in investing activities	(12,888)	(15,526)

Cash flows from financing activities:
Payroll taxes for restricted stock units	(8,637)	(9,520)
Repurchase of common stock	-	(7,004)
Exercise of share-based payment awards	692	638
Dividends and dividend equivalents rights	(13,732)	(10,995)
Net cash used in financing activities	(21,677)	(26,881)

Effect of foreign currency exchange rates on cash and cash equivalents	(372)	482

Net decrease in cash and cash equivalents	(7,021)	(24,734)
Cash and cash equivalents at beginning of period	124,794	114,967
Cash and cash equivalents at end of period	$117,773	$90,233

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 29, 2018 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2017, which was filed with the U.S. Securities and Exchange Commission on February 23, 2018.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries, which are all wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Stock Split.  On May 31, 2018, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to (i) increase the number of authorized shares of common stock to 120,000,000 and (ii) effect a two-for-one stock split. As a result of the stock split, each shareholder of record at the close of business on May 31, 2018, received one additional share of common stock for each share of common stock owned by such shareholder. Restricted stock unit awards and stock option awards have also been adjusted to reflect the two-for-one stock split. For periods prior to the stock split, all share and per share data in the Company’s condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split.

Dividend.  The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2018
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.13	$6,700
Second Quarter	0.13	6,764
Total	$0.26	$13,464

	Fiscal Year 2017
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.105	$5,374
Second Quarter	0.105	5,424
Third Quarter	0.105	5,424
Fourth Quarter	0.105	5,416
Total	$0.420	$21,638

On July 19, 2018, the Company’s Board of Directors announced a cash dividend of $0.13 per share of the Company’s common stock, payable September 21, 2018 to stockholders of record as of September 7, 2018. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Note 2:  Revenue Recognition

Substantially all of the Company’s engagements are performed under time and material or fixed-price arrangements. For time and materials contracts, the Company utilizes the practical expedient under the ASU which states, if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided), the entity may recognize revenue in the amount to which the entity has a right to invoice. During the second quarter of fiscal 2018, the Company recognized revenue of $79,965,000 associated with time and materials contracts utilizing the practical expedient under the ASU. These revenues represent 84% of the Company’s consolidated revenues and include revenues of $62,347,000 for the Company’s Engineering and Other Scientific segment and $17,618,000 for the Company’s Environmental and Health segment. During the first six months of fiscal 2018, the Company recognized revenue of $163,136,000 associated with time and materials contracts utilizing the practical expedient under the ASU. These revenues represent 85% of the Company’s consolidated revenues and include revenues of $126,948,000 for the Company’s Engineering and Other Scientific segment and $36,188,000 for the Company’s Environmental and Health segment. The Company’s time and material contracts are terminable and subject to postponement or delay at any time by our clients, and as such, the performance obligations for all of the Company’s time and materials contracts have an original expected duration of one year or less.

For fixed price contracts, the Company recognizes revenue over time under the ASU because of the continuous transfer of control to the customer. The customer typically controls the work in process as evidenced either by contractual termination clauses or by the Company’s rights to payment for work performed to date to deliver services that do not have an alternative use to the Company. Revenue for fixed price contracts is recognized based on the relationship of incurred labor hours at standard rates to the Company’s estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

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

During the second quarter of fiscal 2018, the Company recognized revenue of $15,656,000 associated with fixed-price contracts. These revenues represent 16% of the Company’s consolidated revenues and include revenues of $14,733,000 for the Company’s Engineering and Other Scientific segment and $923,000 for the Company’s Environmental and Health segment. During the first six months of fiscal 2018, the Company recognized revenue of $28,942,000 associated with fixed-price contracts. These revenues represent 15% of the Company’s consolidated revenues and include revenues of $27,179,000 for the Company’s Engineering and Other Scientific segment and $1,763,000 for the Company’s Environmental and Health segment. The Company’s fixed price contracts are terminable and subject to postponement or delay at any time by our clients, and as such, the performance obligations for all of the Company’s fixed price contracts have an original expected duration of one year or less.

Deferred revenues represent amounts billed to clients in advance of services provided. During the second quarter of fiscal 2018, $2,671,000 of revenues were recognized that were included in the deferred revenue balance at March 30, 2018. During the first six months of fiscal 2018, $4,604,000 of revenues were recognized that were included in the deferred revenue balance at December 30, 2017.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $5.8 million during the second quarter of fiscal 2018. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $11.4 million during the first six months of fiscal 2018.

Note 3:  Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and six months ended June 29, 2018 and June 30, 2017. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 29, 2018:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$6,267	$6,267	$-	$-

Fixed income available-for-sale securities (2)	75,534	-	75,534	-

Fixed income trading securities held in deferred compensation plan (3)	16,419	16,419	-	-

Equity trading securities held in deferred compensation plan (3)	42,068	42,068	-	-

Total	$140,288	$64,754	$75,534	$-

Liabilities
Deferred compensation plan (4)	62,196	62,196	-	-

Total	$62,196	$62,196	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 29, 2017:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$9,742	$9,742	$-	$-

Fixed income available- for-sale securities (2)	71,604	-	71,604	-

Fixed income trading securities held in deferred compensation plan (3)	13,686	13,686	-	-

Equity trading securities held in deferred compensation plan (3)	39,664	39,664	-	-

Total	$134,696	$63,092	$71,604	$-

Liabilities
Deferred compensation plan (4)	59,050	59,050	-	-

Total	$59,050	$59,050	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of June 29, 2018 and December 29, 2017 represent obligations of the United States Treasury and United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of June 29, 2018:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$111,506	$-	$-	$111,506

Cash equivalents:
Money market securities	6,267	-	-	6,267
Total cash equivalents	6,267	-	-	6,267
Total cash and cash equivalents	117,773	-	-	117,773

Short-term investments:
U.S. Treasury and agency securities	75,955	-	(421)	75,534
Total short-term investments	75,955	-	(421)	75,534

Total cash, cash equivalents and short-term investments	$193,728	$-	$(421)	$193,307

Cash, cash equivalents and short-term investments consisted of the following as of December 29, 2017:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$115,052	$-	$-	$115,052

Cash equivalents:
Money market securities	9,742	-	-	9,742
Total cash equivalents	9,742	-	-	9,742
Total cash and cash equivalents	124,794	-	-	124,794

Short-term investments:
U.S. Treasury and agency securities	71,997	-	(393)	71,604
Total short-term investments	71,997	-	(393)	71,604

Total cash, cash equivalents and short-term investments	$196,791	$-	$(393)	$196,398

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of June 29, 2018:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$43,947	$43,784
Due between one and two years	32,008	31,750
Total	$75,955	$75,534

At June 29, 2018 and December 29, 2017, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's condensed consolidated balance sheet at June 29, 2018 and December 29, 2017, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at June 29, 2018 and December 29, 2017 approximates their carrying value as reported on the condensed consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and six months ended June 29, 2018 and June 30, 2017.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Shares used in basic per share computation	53,008	52,830	52,876	52,716
Effect of dilutive common stock options outstanding	398	270	362	266
Effect of dilutive restricted stock units outstanding	789	836	873	978
Shares used in diluted per share computation	54,195	53,936	54,111	53,960

There were no options excluded from the diluted per share calculations for the three and six months ended June 29, 2018 and June 30, 2017.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,168,000 and $2,201,000 during the three months ended June 29, 2018 and June 30, 2017, respectively. For the six months ended June 29, 2018 and June 30, 2017, the Company recorded stock-based compensation expense associated with accrued bonus awards of $4,400,000 and $4,129,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,460,000 and $1,238,000 during the three months ended June 29, 2018 and June 30, 2017, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $4,968,000 and $4,494,000 during the six months ended June 29, 2018 and June 30, 2017, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense associated with stock option grants of $116,000 and $93,000 during the three months ended June 29, 2018 and June 30, 2017, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $665,000 and $564,000 during the six months ended June 29, 2018 and June 30, 2017 respectively.

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

Note 6: Treasury Stock

On October 21, 2015, the Company’s Board of Directors authorized the use of $35,000,000 for the repurchase of shares of the Company’s common stock. On October 19, 2016, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of shares of the Company’s common stock.

The Company did not repurchase any shares of its common stock during the six months ended June 29, 2018.  The Company repurchased 235,164 shares of its common stock for $7,004,000 during the six months ended June 30, 2017. As of June 29, 2018, the Company had remaining authorization under its stock repurchase plans of $45,376,000 to repurchase shares of common stock.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $5,892,000 and $5,667,000 were recorded as a reduction to retained earnings during the six months ended June 29, 2018 and June 30, 2017, respectively.

Note 7: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of June 29, 2018 and December 29, 2017, the invested amounts under the plans totaled $58,487,000 and $53,350,000, respectively, and are recorded in pre-paid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of June 29, 2018 and December 29, 2017, vested amounts due under the plans totaled $62,196,000 and $59,050,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended June 29, 2018 and June 30, 2017, the Company recognized compensation expense of $1,043,000 and $1,020,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the six months ended June 29, 2018 and June 30, 2017, the Company recognized compensation expense of $737,000 and $2,917,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	June 29, 2018	June 30, 2017

Cash paid during period:
Income taxes	$12,217	$8,522
Non-cash investing and financing activities:
Unrealized (loss) gain on short-term investments	$(21)	$4
Vested stock unit awards issued to settle accrued bonuses	$7,643	$6,910
Accrual for capital expenditures	$691	$135

Note 9: Accounts Receivable, Net

At June 29, 2018 and December 29, 2017, accounts receivable, net, was comprised of the following:

	June 29,	December 29,
(In thousands)	2018	2017

Billed accounts receivable	$77,953	$78,139
Unbilled accounts receivable	42,223	35,487
Allowance for contract losses and doubtful accounts	(3,644)	(3,526)
Total accounts receivable, net	$116,532	$110,100

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

Segment information for the three and six months ended June 29, 2018 and July 30, 2017 follows:

Revenues
	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Engineering and Other Scientific	$77,080	$69,795	$154,127	$136,478
Environmental and Health	18,541	18,045	37,951	35,484

Total revenues	$95,621	$87,840	$192,078	$171,962

Operating Income
	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Engineering and Other Scientific	$25,802	$24,313	$51,715	$46,634
Environmental and Health	6,156	5,824	12,780	11,303

Total segment operating income	31,958	30,137	64,495	57,937

Corporate operating expense	(9,480)	(9,820)	(20,419)	(22,986)

Total operating income	$22,478	$20,317	$44,076	$34,951

Capital Expenditures
	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Engineering and Other Scientific	$1,291	$794	$2,104	$1,802
Environmental and Health	47	64	98	106

Total segment capital expenditures	1,338	858	2,202	1,908

Corporate capital expenditures	801	361	6,747	618

Total capital expenditures	$2,139	$1,219	$8,949	$2,526

Depreciation and Amortization
	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Engineering and Other Scientific	$1,121	$1,163	$2,216	$2,278
Environmental and Health	41	44	80	85

Total segment depreciation and amortization	1,162	1,207	2,296	2,363

Corporate depreciation and amortization	432	422	853	832

Total depreciation and amortization	$1,594	$1,629	$3,149	$3,195

One client comprised 12% of the Company’s revenues during the three months ended June 29, 2018. The same client comprised 14% of the Company’s revenues during the six months ended June 29, 2018. No other single client comprised more than 10% of the Company’s revenues during the three and six months ended June 29, 2018. One client comprised 12% of the Company’s revenues during both the three and six months ended June 30, 2017. No other single client comprised more than 10% of the Company’s revenues during the three and six months ended June 30, 2017. The same client comprised 18% and 24% of the Company’s accounts receivable at June 29, 2018 and December 29, 2017, respectively. No other single client comprised more than 10% of the Company’s accounts receivable at June 29, 2018 and December 29, 2017.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the six months ended June 29, 2018, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 29, 2017.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2018 increased 9% to $95,621,000 as compared to $87,840,000 during the same period last year. Revenues before reimbursements for the second quarter of 2018 increased 7% to $89,972,000 as compared to $84,120,000 during the same period last year. We experienced strong demand for our consulting services from a diverse set of clients for both proactive and reactive projects. During the second quarter of 2018, we assisted our clients with product recalls and litigation and provided technology assessments and design consulting services. We experienced strong demand for consulting services related to battery technology from several industries, including consumer products, automotive, medical device, and energy. We successfully leveraged our battery expertise located in North America, Asia, and Europe to support clients who have products manufactured and sold around the world.

During the second quarter of 2018, we had strong growth in our chemical regulation & food safety, human factors, materials & corrosion engineering, thermal sciences, mechanical engineering and construction consulting practices. During the quarter, we continued to work on a large human factors assessment for a client in the consumer products industry. This project represented approximately 4% of our revenues before reimbursements in the second quarter of 2018 as compared to 5% during the same period last year. During the quarter, we also continued to be called upon by clients in the automotive industry to analyze their most significant product recall issues. These projects leveraged our multi-disciplinary team and our Phoenix test and engineering center.

Net income increased 34% to $18,425,000 during the second quarter of 2018 as compared to $13,791,000 during the same period last year. Diluted earnings per share increased to $0.34 per share as compared to $0.26 in the same period last year.

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

Overview of the Three Months Ended June 29, 2018

During the second quarter of 2018, billable hours increased 5% to 324,000 as compared to 310,000 during the same period last year. Our utilization decreased to 75% during the second quarter of 2018 as compared to 77% during the same period last year. Technical full-time equivalent employees increased 8% to 834 during the second quarter of 2018 as compared to 774 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended June 29, 2018 compared to Three Months Ended June 30, 2017

Revenues
	Three Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

Engineering and Other Scientific	$77,080	$69,795	10.4%
Percentage of total revenues	80.6%	79.5%
Environmental and Health	18,541	18,045	2.7%
Percentage of total revenues	19.4%	20.5%

Total revenues	$95,621	$87,840	8.9%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the second quarter of 2018, billable hours for this segment increased by 5% to 252,000 as compared to 241,000 during the same period last year. Utilization for this segment decreased to 76% during the second quarter of 2018 as compared to 80% during the same period last year. The increase in billable hours was due to continued growth from our proactive design consulting services, specifically related to ongoing projects with clients in the consumer products industry. During the quarter we continued work on the large human factors assessment referred to in the “Executive Summary” above. Demand continued for battery technology assessments for the transportation, medical device and consumer electronics industries. This segment had strong performances in its human factors, materials & corrosion engineering, thermal sciences, mechanical engineering and construction consulting practices during the second quarter of 2018. Technical full-time equivalent employees in this segment increased 9% to 635 during the second quarter of 2018 as compared to 581 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours. During the second quarter of 2018, billable hours for this segment increased by 4% to 72,000 as compared to 69,000 during the same period last year. Utilization in this segment increased to 70% during the second quarter of 2018 as compared to 69% during the same period last year. The increase in billable hours and utilization was due to growth in our chemical regulation and food safety practice. This practice continues to focus on the safety of agricultural chemicals in the Americas, Europe, and Asia. This segment’s contribution to the large ongoing human factors assessment also contributed to the increase in billable hours and utilization. Technical full-time equivalent employees in this segment increased by 3% to 199 during the second quarter of 2018 as compared to 193 during the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

Compensation and related expenses	$55,458	$51,536	7.6%
Percentage of total revenues	58.0%	58.7%

The increase in compensation and related expenses during the second quarter of 2018 was due to an increase in payroll expense, an increase in fringe benefits, and an increase in bonus expense. Payroll expense increased $1,970,000 and fringe benefits increased $628,000 due to the increase in technical full-time equivalent employees. Bonus expense increased by $1,121,000 during the second quarter of 2018 due to a corresponding increase to income before income taxes, before bonus expense, and before stock-based compensation. During the second quarter of 2018, deferred compensation expense increased $23,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $1,043,000 during the second quarter of 2018 as compared to an increase in the value of plan assets of $1,020,000 during the same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

Other operating expenses	$7,566	$7,275	4.0%
Percentage of total revenues	7.9%	8.3%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the second quarter of 2018 was primarily due to an increase in occupancy expense of $318,000. The increase in occupancy expense was due to our increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

Reimbursable expenses	$5,649	$3,720	51.9%
Percentage of total revenues	5.9%	4.2%

The increase in reimbursable expenses was primarily due to an increase in travel related costs associated with our large human factors assessment project. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

General and administrative expenses	$4,470	$4,992	(10.5)%
Percentage of total revenues	4.7%	5.7%

The decrease in general and administrative expenses during the second quarter of 2018 was primarily due to a decrease in travel and meals of $365,000 and a decrease in legal expenses of $179,000. The decrease in travel and meals was due to a firm-wide managers’ meeting during the second quarter of 2017. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development initiatives, and pursue staff development initiatives.

Other Income, Net
	Three Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

Other income, net	$2,441	$2,031	20.2%
Percentage of total revenues	2.6%	2.3%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was primarily due to an increase in interest income of $277,000 and a change in the value of assets associated with our deferred compensation plan. The increase in interest income was due to higher interest rates for our cash equivalents and short-term investments. During the second quarter of 2018, other income, net, increased $23,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,043,000 during the second quarter of 2018 as compared to an increase in the value of the plan assets of $1,020,000 during the same period last year.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

Income taxes	$6,494	$8,557	(24.1)%
Percentage of total revenues	6.8%	9.7%
Effective tax rate	26.1%	38.3%

The decrease in the effective tax rate was due to a decrease in the United States federal income tax rate to 21% during the second quarter of 2018 as compared to 35% during the same period last year.

Six Months Ended June 29, 2018 compared to Six Months Ended June 30, 2017

Revenues
	Six Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

Engineering and Other Scientific	$154,127	$136,478	12.9%
Percentage of total revenues	80.2%	79.4%
Environmental and Health	37,951	35,484	7.0%
Percentage of total revenues	19.8%	20.6%

Total revenues	$192,078	$171,962	11.7%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first six months of 2018, billable hours for this segment increased by 8% to 505,000 as compared to 467,000 during the same period last year. Utilization for this segment decreased to 77% during the first six months of 2018 as compared to 78% during the same period last year. The increase in billable hours was due to growth from our proactive design consulting services, specifically related to ongoing projects with clients in the consumer products industry. During the first six months of 2018 we continued work on the large human factors assessment referred to in the “Executive Summary” above. This segment had strong performances in its human factors, vehicle engineering, electrical engineering & computer science, thermal sciences, materials & corrosion engineering, and mechanical engineering practices during the first six months of 2018. We continued to see strong demand for our services related to product recalls including assignments from the consumer products and automotive industries. Proactive services continued to expand as companies seek our interdisciplinary advice throughout the product life cycle, consistent with the increased importance placed on understanding how users interact with complex technologies. Technical full-time equivalent employees in this segment increased 9% to 631 during the first six months of 2018 as compared to 579 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the first six months of 2018, billable hours for this segment increased by 6% to 147,000 as compared to 139,000 during the same period last year. Utilization in this segment increased to 72% during the first six months of 2018 as compared to 70% during the same period last year. The increase in billable hours and utilization was due to growth in our chemical regulation and food safety practice where we expanded our proactive services as society remains concerned about chemicals affecting ecosystems and human health. This segment’s contribution to the large ongoing human factors assessment also contributed to the increase in billable hours and utilization. Technical full-time equivalent employees in this segment increased by 4% to 198 during the first six months of 2018 as compared to 191 during the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Six Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

Compensation and related expenses	$113,037	$105,954	6.7%
Percentage of total revenues	58.8%	61.6%

The increase in compensation and related expenses during the first six months of 2018 was due to an increase in payroll expense, an increase in fringe benefits, an increase in bonus expense, and an increase in stock-based compensation, partially offset by a change in the value of assets associated with our deferred compensation plan. Payroll expense increased $3,699,000 and fringe benefits increased $826,000 due to the increase in technical full-time equivalent employees. Bonus expense increased $4,204,000 due to a corresponding increase to income before income taxes, before bonus expense, and before stock-based compensation. Stock-based compensation increased $563,000 due primarily to an increase in the amortization of restricted stock unit grants. During the first six months of 2018, deferred compensation expense decreased $2,180,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of plan assets of $737,000 during the first six months of 2018 as compared to an increase in the value of plan assets of $2,917,000 during the same period last year.

Other Operating Expenses
	Six Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

Other operating expenses	$15,031	$14,466	3.9%
Percentage of total revenues	7.8%	8.4%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first six months of 2018 was primarily due to an increase in occupancy expense of $513,000. The increase in occupancy expense was due to our increase in technical full-time equivalent employees.

Reimbursable Expenses
	Six Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

Reimbursable expenses	$11,422	$7,375	54.9%
Percentage of total revenues	5.9%	4.3%

The increase in reimbursable expenses was primarily due to an increase in travel related costs associated with our large human factors assessment project. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Six Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

General and administrative expenses	$8,512	$9,216	(7.6)%
Percentage of total revenues	4.4%	5.4%

The decrease in general and administrative expenses during the first six months of 2018 was primarily due to a decrease in travel and meals of $739,000. The decrease in travel and meals was due to a firm-wide managers’ meeting during the first six months of 2017.

Other Income, Net
	Six Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

Other income, net	$3,293	$4,807	(31.5)%
Percentage of total revenues	1.7%	2.8%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan, partially offset by an increase in interest income. During the first six months of 2018, other income, net, decreased $2,180,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $737,000 during the first six months of 2018 as compared to an increase in the value of the plan assets of $2,917,000 during the same period last year. During the first six months of 2018, interest income increased $573,000 due to higher interest rates for our cash equivalents and short-term investments.

Income Taxes
	Six Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	Percent Change

Income taxes	$8,604	$9,391	(8.4)%
Percentage of total revenues	4.5%	5.5%
Effective tax rate	18.2%	23.6%

The decrease in income tax expense was due to a decrease in the United States federal income tax rate, partially offset by a decrease in the excess tax benefit associated with share-based awards. The excess tax benefit associated with share-based awards decreased to $4,064,000 during the first six months of 2018 as compared to $6,054,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 26.7% during the first six months of 2018 as compared to 38.8% during the same period last year. The decrease in the effective tax rate, excluding the impact of the excess tax benefit, was due to a decrease in the United States federal income tax rate to 21% during the first six months of 2018 as compared to 35% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in thousands)	June 29, 2018	June 30, 2017

Net cash provided by/(used in) operating activities	$27,916	$17,191
Net cash used in investing activities	(12,888)	(15,526)
Net cash used in financing activities	(21,677)	(26,881)

We financed our business during the first six months of 2018 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of June 29, 2018, our cash, cash equivalents and short-term investments were $193.3 million compared to $196.4 million at December 29, 2017. We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

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

The decrease in net cash used in investing activities during the first six months of 2018, as compared to the same period last year, was due to a decrease in the purchase of short-term investments, net of maturities, partially offset by an increase in capital expenditures. During the first quarter of 2018, we closed on the purchase of 2.9 acres of land in Natick, Massachusetts on which we intend to build office and laboratory facilities. The total purchase price was $5.2 million.

The decrease in net cash used in financing activities during the first six months of 2018, as compared to the same period last year, was due to a decrease in repurchases of common stock and a decrease in payroll taxes for restricted stock units, partially offset by an increase in dividend payments.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase shares of common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2017 Annual Report. There have been no material changes in our contractual obligations since December 29, 2017.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $55,310,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at June 29, 2018. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of June 29, 2018, invested amounts under the plan of $53,801,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and six months ended June 29, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Revenues before reimbursements	$89,972	$84,120	$180,656	$164,587

EBITDA	$25,970	$23,711	$49,445	$42,453

EBITDA as a % of revenues before reimbursements	28.9%	28.2%	27.4%	25.8%

The increase in EBITDA as a percentage of revenues before reimbursements during the second quarter of 2018 as compared to the same period last year was due to 7% growth in revenue before reimbursements, a 10% decrease in general and administrative expenses and a 4% increase in other operating expenses. The decrease in general and administrative expenses was due to a firm-wide managers’ meeting during the second quarter of 2017. Other operating expenses increased at a lower rate than our revenues before reimbursements due to the leverage of our corporate infrastructure.

The increase in EBITDA as a percentage of revenues before reimbursements during the first six months of 2018 as compared to the same period last year was due to 10% growth in revenue before reimbursements, an 8% decrease in general and administrative expenses and a 4% increase in other operating expenses. The decrease in general and administrative expenses was due to a firm-wide managers’ meeting during the first six months of 2017. Other operating expenses increased at a lower rate than our revenues before reimbursements due to the leverage of our corporate infrastructure.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended June 29, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Net income	$18,425	$13,791	$38,765	$30,367

Add back (subtract):

Income taxes	6,494	8,557	8,604	9,391
Interest income, net	(543)	(266)	(1,073)	(500)
Depreciation and amortization	1,594	1,629	3,149	3,195

EBITDA	25,970	23,711	49,445	42,453

Stock-based compensation	3,744	3,532	10,033	9,187

EBITDAS	$29,714	$27,243	$59,478	$51,640

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

At June 29, 2018, we had net assets of approximately $12.8 million with a functional currency of the British Pound, net assets of approximately $4.0 million with a functional currency of the Euro, and net assets of approximately $3.9 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At June 29, 2018, we had net assets denominated in the non-functional currency of approximately $3.6 million. As such, a 10% change in the value of the local currency would result in a $360,000 foreign currency gain or loss in our results of operations.

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

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of June 29, 2018, the Company’s disclosure controls and procedures were effective.

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

(b)          Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended June 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2017 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended June 29, 2018 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

March 31 to April 27	-	$-	-	$45,376
April 28 to May 25	-	-	-	$45,376
May 26 to June 29	-	-	-	$45,376
Total	-	$-	-	$45,376

(1)	On October 20, 2015, the Company’s Board of Directors authorized the use of $35,000,000 for the repurchase of shares of the Company’s common stock. On October 18, 2016, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of shares of the Company’s common stock. These plans have no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibit Index

3.1	Restated Certificate of Incorporation, as amended effective May 31, 2018.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: August 3, 2018
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

- 29 -