Form 10-Q
period 2018-09-28
EXPONENT INC
filed 2018-11-02
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2018

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

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐        No ☒

As of October 26, 2018, the latest practicable date, the registrant had 52,012,151 shares of common stock, $0.001 par value per share, outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

September 28, 2018 and December 29, 2017

(in thousands, except par value)

(unaudited)

	September 28,	December 29,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$120,977	$124,794
Short-term investments	81,373	71,604
Accounts receivable, net of allowance for contract losses and doubtful accounts of $3,912 and $3,526 at September 28, 2018 and December 29, 2017, respectively	122,911	110,100
Prepaid expenses and other assets	11,243	9,011
Total current assets	336,504	315,509

Property, equipment and leasehold improvements, net	43,969	35,014
Goodwill	8,607	8,607
Deferred income taxes	32,966	30,437
Deferred compensation plan assets	57,432	48,676
Other assets	1,415	1,346
Total assets	$480,893	$439,589

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$13,221	$14,741
Accrued payroll and employee benefits	66,060	70,064
Deferred revenues	8,864	8,302
Total current liabilities	88,145	93,107

Other liabilities	2,911	3,326
Deferred compensation	57,998	52,776
Deferred rent	1,205	1,292
Total liabilities	150,259	150,501

Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at September 28, 2018 and December 29, 2017	66	66
Additional paid-in capital	225,454	210,230
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	(288)	(236)
Foreign currency translation adjustments	(2,726)	(1,793)
	(3,014)	(2,029)
Retained earnings	332,907	303,990
Treasury stock, at cost; 13,655 and 14,169 shares held at September 28, 2018 and December 29, 2017, respectively	(224,779)	(223,169)
Total stockholders’ equity	330,634	289,088
Total liabilities and stockholders’ equity	$480,893	$439,589

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 28, 2018 and September 29, 2017

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Revenues:
Revenues before reimbursements	$88,714	$82,359	$269,370	$246,946
Reimbursements	6,588	5,196	18,010	12,571

Revenues	95,302	87,555	287,380	259,517

Operating expenses:
Compensation and related expenses	55,639	51,493	168,676	157,447
Other operating expenses	7,826	7,500	22,857	21,966
Reimbursable expenses	6,588	5,196	18,010	12,571
General and administrative expenses	4,655	4,061	13,167	13,277

Total operating expenses	74,708	68,250	222,710	205,261

Operating income	20,594	19,305	64,670	54,256

Other income, net:
Interest income, net	740	372	1,813	872
Miscellaneous income, net	2,655	2,353	4,875	6,660
Total other income, net	3,395	2,725	6,688	7,532

Income before income taxes	23,989	22,030	71,358	61,788

Income taxes	6,536	7,387	15,140	16,778

Net income	$17,453	$14,643	$56,218	$45,010

Net income per share:
Basic	$0.33	$0.28	$1.06	$0.85
Diluted	$0.32	$0.27	$1.04	$0.83

Shares used in per share computations:
Basic	53,032	52,740	52,928	52,724
Diluted	54,302	53,926	54,181	53,952

Cash dividends declared per common share	$0.130	$0.105	$0.390	$0.315

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 28, 2018 and September 29, 2017

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Net income	$17,453	$14,643	$56,218	$45,010
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(304)	456	(933)	1,046
Unrealized (losses) gains on available-for- sale investment securities arising during the period, net of tax	(31)	13	(52)	17

Comprehensive income	$17,118	$15,112	$55,233	$46,073

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 28, 2018 and September 29, 2017

(in thousands)

(unaudited)

	Nine Months Ended
	September 28, 2018	September 29, 2017
Cash flows from operating activities:
Net income	$56,218	$45,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,710	4,762
Amortization of premiums and accretion of discounts on short-term investments	(51)	-
Deferred rent	(87)	(314)
Provision for contract losses and doubtful accounts	1,359	1,657
Stock-based compensation	13,605	12,728
Deferred income tax provision	(2,510)	(421)
Changes in operating assets and liabilities:
Accounts receivable	(14,170)	(39,051)
Prepaid expenses and other assets	(8,999)	1,049
Accounts payable and accrued liabilities	(3,609)	3,950
Accrued payroll and employee benefits	(202)	(2,558)
Deferred revenues	562	152
Net cash provided by operating activities	46,826	26,964

Cash flows from investing activities:
Capital expenditures	(12,170)	(3,354)
Purchase of short-term investments	(37,788)	(20,997)
Maturity of short-term investments	28,000	4,000
Net cash used in investing activities	(21,958)	(20,351)

Cash flows from financing activities:
Payroll taxes for restricted stock units	(8,839)	(9,520)
Repurchase of common stock	-	(8,431)
Exercise of share-based payment awards	1,065	1,733
Dividends and dividend equivalents rights	(20,497)	(16,419)
Net cash used in financing activities	(28,271)	(32,637)

Effect of foreign currency exchange rates on cash and cash equivalents	(414)	866

Net decrease in cash and cash equivalents	(3,817)	(25,158)
Cash and cash equivalents at beginning of period	124,794	114,967
Cash and cash equivalents at end of period	$120,977	$89,809

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 28, 2018 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2017, which was filed with the U.S. Securities and Exchange Commission on February 23, 2018.

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

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2018
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.13	$6,700
Second Quarter	0.13	6,764
Third Quarter	0.13	6,765
Total	$0.39	$20,229

	Fiscal Year 2017
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.105	$5,374
Second Quarter	0.105	5,424
Third Quarter	0.105	5,424
Fourth Quarter	0.105	5,416
Total	$0.420	$21,638

On October 18, 2018, the Company’s Board of Directors announced a cash dividend of $0.13 per share of the Company’s common stock, payable December 21, 2018 to stockholders of record as of December 7, 2018. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Note 2: Revenue Recognition

Substantially all of the Company’s engagements are performed under time and materials or fixed-price arrangements. For time and materials contracts, the Company utilizes the practical expedient under the Accounting Standards Codification 606 - Revenue from Contracts with Customers, which states, if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided), the entity may recognize revenue in the amount to which the entity has a right to invoice. During the third quarter of fiscal 2018, the Company recognized revenue of $76,337,000 associated with time and materials contracts. These revenues represent 80% of the Company’s consolidated revenues and include revenues of $59,582,000 for the Company’s Engineering and Other Scientific segment and $16,755,000 for the Company’s Environmental and Health segment. During the first nine months of fiscal 2018, the Company recognized revenue of $239,473,000 associated with time and materials contracts. These revenues represent 83% of the Company’s consolidated revenues and include revenues of $186,486,000 for the Company’s Engineering and Other Scientific segment and $52,987,000 for the Company’s Environmental and Health segment. The Company’s time and materials contracts are terminable and subject to postponement or delay at any time by our clients, and as such, the performance obligations for all of the Company’s time and materials contracts have an original expected duration of one year or less.

For fixed-price contracts the Company recognizes revenue over time because of the continuous transfer of control to the customer. The customer typically controls the work in process as evidenced either by contractual termination clauses or by the Company’s rights to payment for work performed to date to deliver services that do not have an alternative use to the Company. Revenue for fixed-price contracts is recognized based on the relationship of incurred labor hours at standard rates to the Company’s estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;
•	the Company generally does not incur set up costs on its contracts;
•	the Company does not believe that there are reliable milestones to measure progress towards completion;
•	the customer is required to pay the Company for time at standard rates plus materials incurred to date if the contract is terminated early;
•	the Company’s contracts do not include award fees or bonuses;
•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;
•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and
•	its contracts are typically progress billed on a monthly basis.

During the third quarter of fiscal 2018 the Company recognized revenue of $18,965,000 associated with fixed-price contracts. These revenues represent 20% of the Company’s consolidated revenues and include revenues of $18,315,000 for the Company’s Engineering and Other Scientific segment and $650,000 for the Company’s Environmental and Health segment. During the first nine months of fiscal 2018 the Company recognized revenue of $47,907,000 associated with fixed-price contracts. These revenues represent 17% of the Company’s consolidated revenues and include revenues of $45,494,000 for the Company’s Engineering and Other Scientific segment and $2,413,000 for the Company’s Environmental and Health segment. The Company’s fixed-price contracts are terminable and subject to postponement or delay at any time by our clients, and as such, the performance obligations for all of the Company’s fixed-price contracts have an original expected duration of one year or less.

Deferred revenues represent amounts billed to clients in advance of services provided. During the third quarter of fiscal 2018 $4,163,000 of revenues were recognized that were included in the deferred revenue balance at June 29, 2018. During the first nine months of fiscal 2018 $5,332,000 of revenues were recognized that were included in the deferred revenue balance at December 29, 2017.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $4.7 million during the third quarter of fiscal 2018. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $21.9 million during the first nine months of fiscal 2018.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and nine months ended September 28, 2018 and September 29, 2017. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 28, 2018:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$605	$605	$-	$-

Fixed income available- for-sale securities (2)	81,373	-	81,373	-

Fixed income trading securities held in deferred compensation plan (3)	17,835	17,835	-	-

Equity trading securities held in deferred compensation plan (3)	45,435	45,435	-	-

Total	$145,248	$63,875	$81,373	$-

Liabilities
Deferred compensation plan (4)	65,036	65,036	-	-

Total	$65,036	$65,036	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 29, 2017:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$9,742	$9,742	$-	$-

Fixed income available- for-sale securities (2)	71,604	-	71,604	-

Fixed income trading securities held in deferred compensation plan (3)	13,686	13,686	-	-

Equity trading securities held in deferred compensation plan (3)	39,664	39,664	-	-

Total	$134,696	$63,092	$71,604	$-

Liabilities
Deferred compensation plan (4)	59,050	59,050	-	-

Total	$59,050	$59,050	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of September 28, 2018 and December 29, 2017 represent obligations of the United States Treasury and United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of September 28, 2018:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$120,372	$-	$-	$120,372

Cash equivalents:
Money market securities	605	-	-	605
Total cash equivalents	605	-	-	605
Total cash and cash equivalents	120,977	-	-	120,977

Short-term investments:
U.S. Treasury and agency securities	81,837	-	(464)	81,373
Total short-term investments	81,837	-	(464)	81,373

Total cash, cash equivalents and short-term investments	$202,814	$-	$(464)	$202,350

Cash, cash equivalents and short-term investments consisted of the following as of December 29, 2017:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$115,052	$-	$-	$115,052

Cash equivalents:
Money market securities	9,742	-	-	9,742
Total cash equivalents	9,742	-	-	9,742
Total cash and cash equivalents	124,794	-	-	124,794

Short-term investments:
U.S. Treasury and agency securities	71,997	-	(393)	71,604
Total short-term investments	71,997	-	(393)	71,604

Total cash, cash equivalents and short-term investments	$196,791	$-	$(393)	$196,398

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of September 28, 2018:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$39,966	$39,796
Due between one and two years	41,871	41,577
Total	$81,837	$81,373

At September 28, 2018 and December 29, 2017, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at September 28, 2018 and December 29, 2017, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at September 28, 2018 and December 29, 2017 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and nine months ended September 28, 2018 and September 29, 2017.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Shares used in basic per share computation	53,032	52,740	52,928	52,724
Effect of dilutive common stock options outstanding	441	294	391	278
Effect of dilutive restricted stock units outstanding	829	892	862	950

Shares used in diluted per share computation	54,302	53,926	54,181	53,952

There were no options excluded from the diluted per share calculations for the three and nine months ended September 28, 2018 and September 29, 2017.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,084,000 and $2,155,000 during the three months ended September 28, 2018 and September 29, 2017, respectively. For the nine months ended September 28, 2018 and September 29, 2017, the Company recorded stock-based compensation expense associated with accrued bonus awards of $6,484,000 and $6,284,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,372,000 and $1,294,000 during the three months ended September 28, 2018 and September 29, 2017, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $6,340,000 and $5,788,000 during the nine months ended September 28, 2018 and September 29, 2017, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense associated with stock option grants of $116,000 and $92,000 during the three months ended September 28, 2018 and September 29, 2017, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $781,000 and $656,000 during the nine months ended September 28, 2018 and September 29, 2017 respectively.

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

The Company did not repurchase any shares of its common stock during the nine months ended September 28, 2018.  The Company repurchased 278,364 shares of its common stock for $8,431,000 during the nine months ended September 29, 2017. As of September 28, 2018, the Company had remaining authorization under its stock repurchase plans of $45,376,000 to repurchase shares of common stock.

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $5,892,000 and $5,667,000 were recorded as a reduction to retained earnings during the nine months ended September 28, 2018 and September 29, 2017, respectively.

Note 7: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of September 28, 2018 and December 29, 2017, the invested amounts under the plans totaled $63,270,000 and $53,350,000, respectively, and are recorded in prepaid expenses and other assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of September 28, 2018 and December 29, 2017, vested amounts due under the plans totaled $65,036,000 and $59,050,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation on the Company’s unaudited condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended September 28, 2018 and September 29, 2017, the Company recognized compensation expense of $1,840,000 and $1,699,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the nine months ended September 28, 2018 and September 29, 2017, the Company recognized compensation expense of $2,577,000 and $4,617,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 28, 2018	September 29, 2017

Cash paid during period:

Income taxes	$19,721	$17,208

Non-cash investing and financing activities:

Unrealized (loss) gain on short-term investments	$(52)	$17

Vested stock unit awards issued to settle accrued bonuses	$7,643	$6,910

Accrual for capital expenditures	$1,643	$162

Note 9: Accounts Receivable, Net

At September 28, 2018 and December 29, 2017, accounts receivable, net, was comprised of the following:

	September 28,	December 29,
(In thousands)	2018	2017

Billed accounts receivable	$83,939	$78,139
Unbilled accounts receivable	42,884	35,487
Allowance for contract losses and doubtful accounts	(3,912)	(3,526)
Total accounts receivable, net	$122,911	$110,100

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

Segment information for the three and nine months ended September 28, 2018 and September 29, 2017 follows:

Revenues
	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Engineering and Other Scientific	$77,853	$70,670	$231,980	$207,148
Environmental and Health	17,449	16,885	55,400	52,369

Total revenues	$95,302	$87,555	$287,380	$259,517

Operating Income
	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Engineering and Other Scientific	$25,784	$23,645	$77,499	$70,279
Environmental and Health	5,401	5,450	18,181	16,753

Total segment operating income	31,185	29,095	95,680	87,032

Corporate operating expense	(10,591)	(9,790)	(31,010)	(32,776)

Total operating income	$20,594	$19,305	$64,670	$54,256

Capital Expenditures
	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Engineering and Other Scientific	$1,878	$662	$3,982	$2,464
Environmental and Health	43	64	141	170

Total segment capital expenditures	1,921	726	4,123	2,634

Corporate capital expenditures	2,795	102	9,542	720

Total capital expenditures	$4,716	$828	$13,665	$3,354

Depreciation and Amortization
	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Engineering and Other Scientific	$1,102	$1,103	$3,318	$3,381
Environmental and Health	44	47	124	132

Total segment depreciation and amortization	1,146	1,150	3,442	3,513

Corporate depreciation and amortization	415	417	1,268	1,249

Total depreciation and amortization	$1,561	$1,567	$4,710	$4,762

One client comprised 12% of the Company’s revenues during the three months ended September 28, 2018. The same client comprised 14% of the Company’s revenues during the nine months ended September 28, 2018. No other single client comprised more than 10% of the Company’s revenues during the three and nine months ended September 28, 2018. One client comprised 17% of the Company’s revenues during the three months ended September 29, 2017. The same client comprised 14% of the Company’s revenues during the nine months ended September 29, 2017. No other single client comprised more than 10% of the Company’s revenues during the three and nine months ended September 29, 2017. The same client comprised 17% and 24% of the Company’s accounts receivable at September 28, 2018 and December 29, 2017, respectively. No other single client comprised more than 10% of the Company’s accounts receivable at September 28, 2018 and December 29, 2017.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in this Quarterly Report under the heading “Risk Factors” and elsewhere in this report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the nine months ended September 28, 2018, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 29, 2017.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2018 increased 9% to $95,302,000 as compared to $87,555,000 during the same period last year. Revenues before reimbursements for the third quarter of 2018 increased 8% to $88,714,000 as compared to $82,359,000 during the same period last year. We experienced strong demand for our consulting services from a diverse set of clients for both proactive and reactive projects. During the third quarter of 2018, we provided technology assessments and design consulting services and assisted our clients with product recalls and litigation. We benefited from increasing demand for our inter-disciplinary teams from several industries and across geographies as technologies become increasingly complex and concerns for human health, safety and the environment continue to grow. Strong global demand continued from the consumer electronics and agriculture chemicals industries for proactive services. We have been retained to provide expert services to resolve disputes on large construction projects around the world leveraging our diverse engineering and construction expertise to evaluate cost overruns, delays and non-performance claims that arise during these complex capital projects.

During the third quarter of 2018, we had strong growth in our human factors, materials & corrosion engineering, thermal sciences, electrical engineering & computer science and construction consulting practices. During the quarter, we completed our work on a large human factors assessment for a client in the consumer products industry. This project represented approximately 3% of our revenues before reimbursements in the third quarter of 2018 as compared to 8% during the same period last year.

Net income increased 19% to $17,453,000 during the third quarter of 2018 as compared to $14,643,000 during the same period last year. Diluted earnings per share increased to $0.32 per share as compared to $0.27 in the same period last year.

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

Overview of the Three Months Ended September 28, 2018

During the third quarter of 2018, billable hours increased 3% to 320,000 as compared to 310,000 during the same period last year. Our utilization decreased to 73% during the third quarter of 2018 as compared to 76% during the same period last year. Technical full-time equivalent employees increased 7% to 843 during the third quarter of 2018 as compared to 787 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended September 28, 2018 compared to Three Months Ended September 29, 2017

Revenues
	Three Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

Engineering and Other Scientific	$77,853	$70,670	10.2%
Percentage of total revenues	81.7%	80.7%
Environmental and Health	17,449	16,885	3.3%
Percentage of total revenues	18.3%	19.3%

Total revenues	$95,302	$87,555	8.8%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the third quarter of 2018, billable hours for this segment increased by 5% to 253,000 as compared to 242,000 during the same period last year. Utilization for this segment decreased to 76% during the third quarter of 2018 as compared to 78% during the same period last year. The increase in billable hours was due to strong growth in our human factors, materials & corrosion engineering, thermal sciences, electrical engineering & computer science and construction consulting practices. Battery technology consulting remains strong, especially for the consumer electronics and transportation industries. The decrease in utilization was due to the completion of the large human factors assessment in the middle of the third quarter of 2018. Technical full-time equivalent employees in this segment increased 8% to 643 during the third quarter of 2018 as compared to 594 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billing rates. During the third quarter of 2018, billable hours for this segment decreased by 1% to 67,000 as compared to 68,000 during the same period last year. Utilization in this segment decreased to 65% during the third quarter of 2018 as compared to 68% during the same period last year. The decrease in billable hours and utilization was due to the completion of the large human factors assessment in the middle of the third quarter of 2018, partially offset by growth related to work evaluating the effect of chemicals on human health and the environment. Technical full-time equivalent employees in this segment increased by 4% to 200 during the third quarter of 2018 as compared to 193 during the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

Compensation and related expenses	$55,639	$51,493	8.1%
Percentage of total revenues	58.4%	58.8%

The increase in compensation and related expenses during the third quarter of 2018 was due to an increase in payroll expense, an increase in fringe benefits, and an increase in bonus expense. Payroll expense increased $2,145,000 and fringe benefits increased $1,147,000 due to the increase in technical full-time equivalent employees. Bonus expense increased by $516,000 during the third quarter of 2018 due to a corresponding increase to income before income taxes, before bonus expense, and before stock-based compensation. During the third quarter of 2018, deferred compensation expense increased $141,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $1,840,000 during the third quarter of 2018 as compared to an increase in the value of plan assets of $1,699,000 during the same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

Other operating expenses	$7,826	$7,500	4.3%
Percentage of total revenues	8.2%	8.6%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the third quarter of 2018 was primarily due to an increase in occupancy expense of $231,000. The increase in occupancy expense was due to our increase in technical full-time equivalent employees. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

Reimbursable expenses	$6,588	$5,196	26.8%
Percentage of total revenues	6.9%	5.9%

The increase in reimbursable expenses was primarily due to an increase in miscellaneous costs, vehicle procurements, and outside testing services associated with our projects. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

General and administrative expenses	$4,655	$4,061	14.6%
Percentage of total revenues	4.9%	4.6%

The increase in general and administrative expenses during the third quarter of 2018 was primarily due to an increase in travel and meals of $356,000 and several other individually insignificant increases. The increase in travel and meals was due to a firm-wide principals’ meeting during the third quarter of 2018. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development initiatives, and pursue staff development initiatives.

Other Income, Net
	Three Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

Other income, net	$3,395	$2,725	24.6%
Percentage of total revenues	3.6%	3.1%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was primarily due to an increase in interest income of $368,000 and a change in the value of assets associated with our deferred compensation plan. The increase in interest income was due to higher interest rates for our cash equivalents and short-term investments. During the third quarter of 2018, other income, net, increased $141,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $1,840,000 during the third quarter of 2018 as compared to an increase in the value of the plan assets of $1,699,000 during the same period last year.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

Income taxes	$6,536	$7,387	(11.5)%
Percentage of total revenues	6.9%	8.4%
Effective tax rate	27.2%	33.5%

The decrease in the effective tax rate was due to a decrease in the United States federal income tax rate to 21% for the third quarter of 2018 as compared to 35% during the same period last year. The decrease in the United States federal income tax rate was partially offset by a decrease in the excess tax benefit associated with share-based awards and the release of unrecognized tax benefits during the third quarter of 2017. The excess tax benefit associated with share-based awards decreased to $90,000 during the third quarter of 2018 as compared to $464,000 during the same period last year. During the third quarter of 2017 we released $437,000 of our unrecognized tax benefit due to the completion of two tax audits.

Nine Months Ended September 28, 2018 compared to Nine Months Ended September 29, 2017

Revenues
	Nine Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

Engineering and Other Scientific	$231,980	$207,148	12.0%
Percentage of total revenues	80.7%	79.8%
Environmental and Health	55,400	52,369	5.8%
Percentage of total revenues	19.3%	20.2%

Total revenues	$287,380	$259,517	10.7%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first nine months of 2018, billable hours for this segment increased by 7% to 758,000 as compared to 709,000 during the same period last year. Utilization for this segment decreased to 76% during the first nine months of 2018 as compared to 78% during the same period last year. The increase in billable hours was due to growth from our proactive design consulting services, specifically related to ongoing projects with clients in the consumer products industry. During the first nine months of 2018 we continued work on the large human factors assessment for which we completed work in the middle of the third quarter of 2018. This segment had strong growth in its human factors, vehicle engineering, electrical engineering & computer science, thermal sciences, materials & corrosion engineering, and mechanical engineering practices during the first nine months of 2018. We continued to see strong demand for our services related to product recalls including assignments from the consumer products and automotive industries. Proactive services continued to expand as companies seek our interdisciplinary advice throughout the product life cycle, consistent with the increased importance placed on understanding how users interact with complex technologies. Technical full-time equivalent employees in this segment increased 9% to 636 during the first nine months of 2018 as compared to 584 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the first nine months of 2018, billable hours for this segment increased by 4% to 215,000 as compared to 207,000 during the same period last year. Utilization for this segment was 69% for the first nine months of both 2018 and 2017. The increase in billable hours was due to growth in our chemical regulation and food safety practice where we expanded our proactive services as society remains concerned about chemicals affecting ecosystems and human health. This segment’s contribution to the large ongoing human factors assessment also contributed to the increase in billable hours. This large human factors assessment was completed in the middle of the third quarter of 2018. Technical full-time equivalent employees in this segment increased by 4% to 199 during the first nine months of 2018 as compared to 192 during the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Nine Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

Compensation and related expenses	$168,676	$157,447	7.1%
Percentage of total revenues	58.7%	60.7%

The increase in compensation and related expenses during the first nine months of 2018 was due to an increase in payroll expense, an increase in fringe benefits, an increase in bonus expense, and an increase in stock-based compensation, partially offset by a change in the value of assets associated with our deferred compensation plan. Payroll expense increased $5,844,000 and fringe benefits increased $1,973,000 due to the increase in technical full-time equivalent employees. Bonus expense increased $4,720,000 due to a corresponding increase to income before income taxes, before bonus expense, and before stock-based compensation. Stock-based compensation increased $701,000 due primarily to an increase in the amortization of restricted stock unit grants. During the first nine months of 2018, deferred compensation expense decreased $2,040,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of plan assets of $2,577,000 during the first nine months of 2018 as compared to an increase in the value of plan assets of $4,617,000 during the same period last year.

Other Operating Expenses
	Nine Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

Other operating expenses	$22,857	$21,966	4.1%
Percentage of total revenues	8.0%	8.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first nine months of 2018 was primarily due to an increase in occupancy expense of $744,000. The increase in occupancy expense was due to our increase in technical full-time equivalent employees.

Reimbursable Expenses
	Nine Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

Reimbursable expenses	$18,010	$12,571	43.3%
Percentage of total revenues	6.3%	4.8%

The increase in reimbursable expenses was primarily due to an increase in travel related costs associated with our large human factors assessment project. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Nine Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

General and administrative expenses	$13,167	$13,277	(0.8)%
Percentage of total revenues	4.6%	5.1%

The decrease in general and administrative expenses during the first nine months of 2018 was primarily due to a decrease in travel and meals of $384,000, partially offset by several individually insignificant increases. The decrease in travel and meals was due to a firm-wide managers’ meeting during the first nine months of 2017.

Other Income, Net
	Nine Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

Other income, net	$6,688	$7,532	(11.2)%
Percentage of total revenues	2.3%	2.9%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan, partially offset by an increase in interest income. During the first nine months of 2018, other income, net, decreased $2,040,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $2,577,000 during the first nine months of 2018 as compared to an increase in the value of the plan assets of $4,617,000 during the same period last year. During the first nine months of 2018, interest income increased $941,000 due to higher interest rates for our cash equivalents and short-term investments.

Income Taxes
	Nine Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	Percent Change

Income taxes	$15,140	$16,778	(9.8)%
Percentage of total revenues	5.3%	6.5%
Effective tax rate	21.2%	27.2%

The decrease in income tax expense was due to a decrease in the United States federal income tax rate, partially offset by a decrease in the excess tax benefit associated with share-based awards. The excess tax benefit associated with share-based awards decreased to $4,154,000 during the first nine months of 2018 as compared to $6,518,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.0% during the first nine months of 2018 as compared to 37.7% during the same period last year. The decrease in the effective tax rate, excluding the impact of the excess tax benefit, was due to a decrease in the United States federal income tax rate to 21% during the first nine months of 2018 as compared to 35% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in thousands)	September 28, 2018	September 29, 2017

Net cash provided by operating activities	$46,826	$26,964
Net cash used in investing activities	(21,958)	(20,351)
Net cash used in financing activities	(28,271)	(32,637)

We financed our business during the first nine months of 2018 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of September 28, 2018, our cash, cash equivalents and short-term investments were $202.4 million compared to $196.4 million at December 29, 2017. We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is collections from our clients. Our primary uses of cash from operating activities are for employee related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel. The increase in net cash provided by operating activities was primarily due to the increase in net income and a smaller increase in accounts receivable during the first nine months of 2018 as compared to the same period last year.

The increase in net cash used in investing activities during the first nine months of 2018, as compared to the same period last year, was due to an increase in capital expenditures, partially offset by a decrease in the purchase of short-term investments, net of maturities. During the first quarter of 2018, we closed on the purchase of 2.9 acres of land in Natick, Massachusetts on which we are currently building office and laboratory facilities. The total purchase price for the land was $5.2 million.

The decrease in net cash used in financing activities during the first nine months of 2018, as compared to the same period last year, was due to a decrease in repurchases of common stock and a decrease in payroll taxes for restricted stock units, partially offset by an increase in dividend payments.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $57,998,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at September 28, 2018. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of September 28, 2018, invested amounts under the plan of $57,432,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-Generally Accepted Accounting Principles ("Non-GAAP") Financial Measures, and other U.S. Securities and Exchange Commission (“SEC”) rules and regulations define and prescribe the conditions for use of Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We closely monitor two financial measures, EBITDA and EBITDAS, which meet the definition of Non-GAAP financial measures. We define EBITDA as net income before income taxes, net interest income, depreciation and amortization. We define EBITDAS as EBITDA before stock-based compensation. The Company regards EBITDA and EBITDAS as useful measures of operating performance to complement operating income, net income and other GAAP financial performance measures. Additionally, management believes that EBITDA and EBITDAS provide meaningful comparisons of past, present and future operating results. These measures are used to evaluate our financial results, develop budgets and determine employee compensation. These measures, however, should be considered in addition to, and not as a substitute for or superior to, operating income, cash flows, or other measures of financial performance prepared in accordance with GAAP. A reconciliation of the Non-GAAP measures to the nearest comparable GAAP measure is set forth below.

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and nine months ended September 28, 2018 and September 29, 2017:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Revenues before reimbursements	$88,714	$82,359	$269,370	$246,946

EBITDA	$24,810	$23,225	$74,255	$65,678

EBITDA as a % of revenues before reimbursements	28.0%	28.2%	27.6%	26.6%

The decrease in EBITDA as a percentage of revenues before reimbursements during the third quarter of 2018 as compared to the same period last year was due to a decrease in utilization. Utilization for the third quarter of 2018 was 73% as compared to 76% during the same period last year.

The increase in EBITDA as a percentage of revenues before reimbursements during the first nine months of 2018 as compared to the same period last year was due to 9% growth in revenues before reimbursements, a 1% decrease in general and administrative expenses and a 4% increase in other operating expenses. The decrease in general and administrative expenses was due to a firm-wide managers’ meeting during the first nine months of 2017. Other operating expenses increased at a lower rate than our revenues before reimbursements due to the leverage of our corporate infrastructure.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended September 28, 2018 and September 29, 2017:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Net income	$17,453	$14,643	$56,218	$45,010

Add back (subtract):

Income taxes	6,536	7,387	15,140	16,778
Interest income, net	(740)	(372)	(1,813)	(872)
Depreciation and amortization	1,561	1,567	4,710	4,762

EBITDA	24,810	23,225	74,255	65,678

Stock-based compensation	3,572	3,541	13,605	12,728

EBITDAS	$28,382	$26,766	$87,860	$78,406

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

At September 28, 2018, we had net assets of approximately $4.4 million with a functional currency of the British Pound, net assets of approximately $4.9 million with a functional currency of the Euro, and net assets of approximately $3.3 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At September 28, 2018, we had net assets denominated in the non-functional currency of approximately $185,000.

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

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of September 28, 2018, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

Exponent operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control and may have a material adverse effect on our financial condition and results of operations. These uncertainties include, but are not limited to, those mentioned elsewhere in this report, in our latest Annual Report on Form 10-K and those set forth below.

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

Exponent’s business involves the delivery of professional services and is labor-intensive. Our success depends in large part upon our ability to attract, retain and motivate highly qualified technical and managerial personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. We cannot provide any assurance that we can continue to attract sufficient numbers of highly qualified technical and managerial personnel and retain existing employees. We have experienced and expect to continue to experience employee turnover. The loss of key managerial employees, business generators or any significant number of employees could have a material adverse impact on our business, including our ability to secure and complete engagements.

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

Our cash equivalent and short-term investment portfolio as of September 28, 2018, consisted primarily of obligations of U.S. government agencies and the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of September 28, 2018, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

We provide litigation support consulting and other services primarily in connection with significant disputes, or other matters that are usually adversarial or that involve sensitive client information. The nature of our consulting services has and will continue to preclude us from accepting engagements with other potential clients because of conflicts. Accordingly, the nature of our business limits the number of both potential clients and potential engagements.

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

We are subject to security breaches that may disrupt our operations and/or lead to the inability to protect confidential information.

We have experienced, and expect to continue to be subjected to, security breaches and threats, none of which have been material to the Company to date. Despite the implementation of security measures, our operating systems are vulnerable to electronic breaches of security. Such breaches could lead to disruptions of our operations and potential unauthorized disclosure of confidential and/or personal information, which could result in legal claims or proceedings. While we have taken reasonable steps to prevent and mitigate the damage of a security breach by continuously improving our design and coordination of security controls across our business, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks.

Failure to protect client and employee data may have an adverse effect on our business.

We manage, utilize, and store sensitive or confidential client or employee data, including personal data and protected health information. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information, including the Health Insurance Portability and Accountability Act, and international laws such as the European Union General Data Protection Regulation. In addition, many states, U.S. federal governmental authorities and non-U.S. jurisdictions have adopted, proposed or are considering adopting or proposing, additional data security and/or data privacy statutes or regulations. These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future.

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

Our long-lived assets, including our office, laboratory and warehouse space in Menlo Park, California, our test and engineering center in Phoenix, Arizona, and our office and laboratory facilities currently under construction in Natick, Massachusetts, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at the asset group level could result in impairment of our long-lived assets. In addition, we have operating lease commitments for office, warehouse and laboratory space. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges.

Our international operations create special risks that could adversely affect our business.

In addition to our offices in the United States, we have physical offices in the United Kingdom, Germany, Switzerland, Hong Kong, China and Singapore and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010; managing the risks associated with global privacy and data security laws and regulations including the General Data Protection Regulation in Europe; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; potentially adverse tax consequences; and other impending legislation that could add additional risks to the business.

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

We, on occasion, design, develop, manufacture, sell, service and maintain various products and systems. In some instances, we also train operators of such products and systems. Many of these products and systems utilize software algorithms that are probabilistic in nature and subject to significant technical limitations. There are many factors, some of which are beyond our control, which could result in the failure of our products or systems. The failure of our products or systems could lead to injury, death, or extensive property damage and may lead to product liability, professional liability, or other claims against us. Further, if our products or systems fail, or are perceived to have failed, the negative publicity from such incident could have a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended September 28, 2018 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

June 30 to July 27	-	$-	-	$45,376
July 28 to August 24	-	-	-	$45,376
August 25 to September 28	-	-	-	$45,376
Total	-	$-	-	$45,376

(1)	On October 20, 2015, the Company’s Board of Directors authorized the use of $35,000,000 for the repurchase of shares of the Company’s common stock. On October 18, 2016, the Company’s Board of Directors authorized an additional $35,000,000 for the repurchase of shares of the Company’s common stock. These plans have no expiration date.

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

Date: November 2, 2018
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

- 34 -