Form 10-K
period 2018-12-28
EXPONENT INC
filed 2019-02-22
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

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

Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sales price of the common stock as reported on the NASDAQ Global Select Market on June 29, 2018, the last business day of the registrant’s most recently completed second quarter, was $2,136,924,922. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 29, 2018 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 15, 2019 was 51,498,369.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders to be held on May 30, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 28, 2018

Exhibit Index	61
Signatures	64

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

CLIENTS

General

Exponent serves clients in chemical, construction, consumer products, energy, food, beverage and nutrition, government, life sciences, insurance, manufacturing, technology, industrial equipment, transportation and other sectors of the economy. Many of our engagements are initiated directly by large corporations or by lawyers or insurance companies whose clients anticipate, or are engaged in, litigation related to their products, equipment, processes or services. The scope of our services in failure prevention and technology evaluation has grown as the technological complexity of products has increased over the years. During fiscal 2018, we provided services representing approximately 27% of revenues to clients in the consumer products industry. During fiscal 2018, we provided services representing approximately 16% of revenues to clients in the transportation industry. During fiscal 2018, we provided services representing approximately 15% of revenues to clients in the energy and utilities industries. One client accounted for 12% of our revenues during 2018. The same client accounted for 14% of our consolidated revenues for 2017. No client accounted for more than 10% of our consolidated revenues for 2016.

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a time and material basis, charging in the latter case hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $180 to $825 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

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

Biomedical Engineering

Our Biomedical Engineering Practice applies engineering principles to medical technologies, including the evaluation of designs and performance of medical devices, pharmaceuticals, and biologics. Our engineers and scientists assist clients with characterization of biomaterials, medical devices, and their interactions with pharmaceuticals, cells, and tissues. To assist in regulatory clearance and approval, we perform preclinical testing, help formulate related regulatory strategy, and conduct design verification and validation. We also assist with design and manufacturing failure analyses, recall management, and medical device explant analysis. In addition, our staff performs analysis of clinical outcomes for medical devices and related procedures using administrative claims databases. Our expertise is also utilized in product liability, intellectual property litigation, technology acquisition and due diligence matters.

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

Civil Engineering

Our Civil Engineering Practice provides broad expertise that includes geotechnical engineering, geological engineering, engineering geology, and geology to address a host of geo-failures, including landslides, foundation and retaining wall failures, pipeline failures, dam and levee failures, and construction claims. We also provide peer review services for complicated structures. Over the past year, our consultants have been engaged in a number of investigations related to wildland fires, debris flows, landslides, retaining wall, reinforced earth slope and foundation failures, large construction claims, flooding and sediment transport. This practice provided services for property owners, contractors, design professionals, attorneys and insurance carriers.

Construction Consulting

Our Construction Consulting Practice provides expertise in the areas of project advisory, risk analysis, strategic planning, dispute resolution, delay analysis and financial damages. During the past year, we expanded the practice by leveraging key client relationships in several construction sectors including utilities, infrastructure and oil and gas. The practice has been retained on numerous complex international arbitrations in Asia Pacific, Europe and the Middle East. Our multi-disciplinary staff, which includes engineers, project managers, schedulers, quantity surveyors, and financial specialists, provides these services to both the public and private sectors for clients who represent a diverse mix of corporations, law firms and agencies. Our projects include many sectors of the construction and engineering industry which include power plants, electric and gas utilities, petrochemical facilities, transportation systems, tunnels, airports, and sporting arenas.

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

We provide user experience research, including focus groups, usability testing, and complex user studies with custom-tailored designs, across a wide range of industries, including consumer electronics, medical devices, and vehicle technologies. Our state-of-the-art Phoenix User Research Center, with 5,000 square feet of research space, has six lab suites, including a dedicated focus group room, an ophthalmological lab, a motion capture lab, and wearable eye tracking technology, plus connectivity to our vehicle test track. The scope of human factors engagements range from consulting on our clients’ research to providing turnkey research solutions.

We perform incident investigations and root cause analyses of near-misses and accidents involving human error in occupational and industrial settings. Our Human Factors scientists have advanced technical systems training and experience required to understand how humans contribute to the initiation of, and emergency response to, explosions, fires, chemical releases, and major equipment failures in the manufacturing, utility, oil and gas, and construction industries, among others. We also capitalize on this knowledge to conduct human error risk and culture assessments to help clients proactively control human performance gaps, improve occupational and process safety performance, and create administrative controls and procedures. In addition to helping clients address the frequency and severity of incidents related to human error, fatigue, and performance, these and other similar project activities can be leveraged to improve efficiency, reliability, and maintainability of normal operations.

Industrial Structures

Our Industrial Structures Practice, based in Düsseldorf, Germany with offices in Hamburg and Berlin, provides specialized engineering expertise required for industrial structures subject to extreme conditions. We have provided planning, condition assessment, rehabilitation design, failure analysis and engineered demolition and dismantling for more than 1,000 industrial facilities around the world. Much of our Industrial Structures Practice centers on three types of facilities: antenna masts and towers, power plants, and specialized industrial structures such as refractories to protect against high process temperatures or tanks containing potentially dangerous products. Each year we provide quality assurance, including both inspection and engineering analysis, on almost 1,000 tower structures for a variety of facilities including telecommunications, overhead lines, wind energy, and industrial chimneys. In addition, our consultants provide inspection services to assist our clients with on-time, quality construction on their projects.

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

Our specialized engineers represent our company in the decisive standard committees in Germany and Europe for tower structure, refractory engineering and demolition.

Materials & Corrosion Engineering

Our in-depth knowledge of materials science, corrosion, and metallurgical engineering, combined with the breadth of our collective experience across many industries and disciplines gives our Materials and Corrosion Engineering Practice a unique ability to efficiently provide our clients with solutions to their complex materials-based problems. We use our knowledge and experience to understand how and why materials, products, and processes may not perform their intended function, as well as to prevent future problems. In the past year, our Materials and Corrosion Engineering Practice helped clients solve critical materials-related issues in the consumer electronics, medical device, battery systems, chemical processing, transportation, energy, utilities, and aerospace fields, among others. The Materials and Corrosion Engineering Practice continues to expand its presence in Asia with hires in our Shanghai and Hong Kong offices.

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

Our staff members develop and utilize detailed and validated computational models and laboratory experimental methods to evaluate products, systems, and equipment. We perform field inspections, rely on industry standards, and utilize operational data to inform our analyses. We have performed these activities in a broad range of industries including transportation, heavy equipment, building systems, medical devices, energy, and consumer products. During the past year, our mechanical engineers worked on a wide variety of projects ranging from high-profile consumer product recall investigations to industrial equipment failures and mechanical safety issues.

Polymer Science & Materials Chemistry

Our Polymer Science and Materials Chemistry Practice consults with industrial, government, legal, insurance and individual clients regarding polymers and textiles used in diverse applications as well as the chemistry, materials and processing aspects of batteries, drug delivery systems, and other products that depend on highly controlled manufacturing environments. We assist clients in understanding the short- and long-term performance of plastic, rubber, adhesive, coating, composite, reactive chemical systems, and electrochemical energy storage systems when challenged by physical, chemical, thermal and other operational stressors. Our work also includes customized chemical, electrochemical and rheological testing and leverages expanding internal infrastructure for instrumented analysis and advanced imaging capabilities.

Our consultants participate in product development programs, perform failure analyses and provide support to clients involved in regulatory and legal proceedings and the protection of intellectual property. Clients value our technical expertise related to chemistry, formulation, manufacturing and materials performance, our understanding of the history and evolution of these materials, and our ability to assist them in identifying and incorporating emerging materials and manufacturing technologies into their businesses. During the past year, significant program activities addressed aspects of battery systems, consumer electronics, wearable devices, implantable medical devices, drug delivery systems, medical diagnostics, building materials, water handling systems, synthetic turf, the plastics supply chain, fire retardancy and flammability, technology scouting, materials science aspects of health risk, service life prediction, sustainability, and intellectual property related to consumer, recreational, medical, pharmaceutical, food packaging and other products, including trade secrets.

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

During the past year, our statisticians and data scientists worked on diverse projects for government, industry, and legal clients. We performed assessments of manufacturing quality systems, evaluated the durability and reliability of smart cards for identity management and credentialing, advised on development and safety-related testing of an automated vehicle control system, examined the in-service reliability of home appliances and components, and provided statistical analysis of clinical data supporting the regulatory submission for a medical device.

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

Our Test and Engineering Center located in Phoenix, Arizona, is used for our most complex testing and analysis. We have gained a worldwide reputation for our ability to mobilize resources expeditiously and efficiently, integrate a broad array of technical disciplines, and provide valuable insight that is objective and withstands rigorous scrutiny. Many of our projects involve addressing the cause of accidents and our clients rely on us to determine what happened in an accident and why it happened. In many cases, clients also want us to assess what could have been done to reduce the severity of the accident or to mitigate occupant injuries to those involved. Current advances in emerging transportation technologies and concepts allow our multi-disciplinary team of scientists, engineers, and analysts across numerous practices to focus on the development and implementation of connected vehicles, automated vehicles, connected/smart cities, and data analyses. Whether the objective is design analysis, component testing, failure analysis, or accident reconstruction, our knowledge of vehicle systems and engineering principles coupled with our experience from conducting full-scale tests aim to add insight and proficiency to every project.

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

During the past year, our Chemical Regulation and Food Safety staff have conducted a wide array of work. The European and U.S. sides of the practice were jointly involved with the ongoing support of multiple new pesticide active ingredients and end-use products. The European side of our business was involved with many projects related to plant protection and biocidal product regulatory submissions, from new active substances and those under review to product-specific dossiers for European member states. In addition, we provided many specialist assessments relating to human and environmental exposure and product efficacy as well as national and international Maximum Residue Limit/import tolerance submissions covering countries such as South Korea, Taiwan and Hong Kong. In Europe and the U.S., we continued to provide clients with regulatory compliance support for food contact materials, food additives, novel foods, nutrition-related analyses, as well as undertaking safety assessments for food and cosmetics products. We also provided proactive and reactive product safety and litigation support. For industrial chemicals, we continued to provide full regulatory support for our clients who prepared and submitted registrations and risk assessments. Our European Offices were particularly active in the first half of the year helping our clients with their EU REACH regulatory requirements for the 2018 deadline and also providing post submission support, dealing with regulatory evaluations and decisions. In the U.S. we continued to provide services related to new pesticide active ingredients and end-use product development and registrations in the U.S., Canada, and Mexico, registration review under EPA, import tolerances in the U.S. and Canada, due diligence related to product and/or business sales, and data compensation, as well as the approval of new pesticide inert ingredients and new non-pesticide active ingredient approvals.

Ecological & Biological Sciences

Our ecological and biological scientists provide strategic support on issues related to natural resources damages associated with chemicals and forest fires, international environmental disputes, ecosystem service assessments for businesses, adverse weather events/climate change, ecological risk assessment, ecotoxicology, novel remediation methods, restoration of wetlands and other natural resources, large development projects, resource utilization (such as mineral mining, oil and gas, wood pulp, etc.), agriculture land-use impacts, genomic assessments, and the use of chemicals and other products in commerce. The practice specializes in assessing the integrated effects of chemical, biological, and physical stressors on aquatic and terrestrial ecosystems. Many of these assessments utilize a causal analysis approach to systematically and transparently determine causation in complex and interrelated situations. The practice is comprised of nationally recognized experts that cover disciplines related to the ecological implications and risks associated with these projects.

Environmental & Earth Sciences

Our environmental scientists and engineers provide cost-effective, scientifically defensible and realistic assessments and solutions to complex environmental issues. We offer technical, regulatory, and litigation support to industries that include oil and gas, mining and minerals, chemicals, forest products, railroads, aerospace, development, and trade associations, and to municipal and governmental clients. Our consultants specialize in the areas of environmental fate and transport, environmental chemistry and forensics, hydrogeology, modeling and monitoring, water quality, water rights and water resources, natural resource damage assessments, data analytics, remediation consulting, environmental engineering and waste management, extreme weather event risk management, and evaluation of environmental and social risks. Our work typically involves complex and high visibility environmental problems and issues, often the focus of environmental or toxic tort claims, where evaluation of contamination, historical reconstruction of events, releases, and doses are central to problem resolution. We provide case-specific strategic and advisory consulting on risk mitigation, planning, and environmental regulatory and policy issues, as well as high-level technical strategic consulting for complex matters where understanding the long-term implications of early technical actions is critical to managing overall liability.

Health Sciences

Our health scientists, including epidemiologists, toxicologists, industrial hygienists, exposure scientists, air quality scientists, biostatisticians, risk assessment scientists, and physicians, apply scientific and medical principles to examine and address complex human-health-related risk issues in a variety of settings. Our consultants are recognized nationally and internationally for our outstanding expertise and credentials, and our decades of experience in government, academia, and industry sectors. Our work has included numerous community and environmental health assessments, disease cluster investigations, air quality investigations and analyses, survey research, cohort and case-control studies, exposure assessment and simulation studies, biologically-based modeling, meta-analyses, and state-of-the-art literature reviews. We have addressed critical issues for clients on industrial chemicals, pesticides, mineral fibers, drugs, medical devices, consumer products, nanotechnology, and other agents and products as they relate to human health risk.

Our multidisciplinary team has extensive experience investigating a broad variety of health concerns such as claims of adverse health effects from exposures to a wide range of physical agents (e.g., ionizing radiation, low- and radio-frequency electromagnetic fields); chemical agents (e.g., volatile organic compounds, metals, dusts, air pollutants, mineral fibers, fumes, nanoparticles, and pharmaceuticals); and biological agents (fungi/molds, bacteria, and other micro-organisms). We can assess the potential health effects of occupational and environmental exposures; investigate accidental releases of chemicals and evaluate fate and transport of chemical substances; characterize consumer and workplace exposures through simulation and exposure reconstruction; provide air quality and meteorological modeling, permitting, and licensing support services; develop measures of prevention and exposure control; and assist clients with occupational safety and health evaluations and emergency preparedness and response.

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

EMPLOYEES

As of December 28, 2018, we employed 1,122 full-time, part-time and hourly employees, including 886 engineering and scientific staff, 72 technical support staff and 164 administrative and support staff. Our staff includes 794 employees with advanced degrees, of which 584 employees have achieved the level of Ph.D., Sc.D. or M.D.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Exponent and their ages as of February 22, 2019 are as follows:

Name	Age	Position

Paul R. Johnston, Ph.D.	65	Executive Chairman of the Board of Directors

Catherine Ford Corrigan, Ph.D.	50	President and Chief Executive Officer

Robert I. Haddad, Ph.D.	61	Group Vice President

Harri K. Kytomaa, Ph.D.	60	Group Vice President

Steven J. Murray, Ph.D.	44	Group Vice President

John D. Osteraas, Ph.D.	64	Group Vice President

John D. Pye, Ph.D.	48	Group Vice President

Richard Reiss, Sc.D.	52	Group Vice President

Richard L. Schlenker, Jr.	53	Executive Vice President, Chief Financial Officer and Corporate Secretary

Sally B. Shepard	58	Chief Human Resources Officer

Executive officers of Exponent are appointed by the Board of Directors and serve at the discretion of the Board or until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

Paul R. Johnston, Ph.D., joined the Company in 1981, was promoted to Principal Engineer in 1987, and to Vice President in 1996. In 1997, he assumed responsibility for the firm’s network of offices. In 2003 he was appointed Chief Operating Officer and added responsibility for the Health and Environmental Groups. In 2006, he assumed line responsibility for all of the firm’s consulting groups. Dr. Johnston was named President in May 2007. He was named Chief Executive Officer and elected to the Board of Directors in May 2009. Dr. Johnston was appointed Executive Chairman of the Board of Directors in May 2018. Dr. Johnston received his Ph.D. (1981) in Civil Engineering and M.S. (1977) in Structural Engineering from Stanford University. He received his B.A.I. (1976) in Civil Engineering with First Class Honors from Trinity College, University of Dublin, Ireland where he was elected a Foundation Scholar in 1975. Dr. Johnston is a Registered Professional Civil Engineer in the State of California and a Chartered Engineer in Ireland.

Catherine Ford Corrigan, Ph.D., joined the Company in 1996. She was promoted to Principal in the Biomechanics practice in 2002 and was appointed Group Vice President in May 2012. Dr. Corrigan was named President in July 2016. She was named Chief Executive Officer and elected to the Board of Directors in May 2018. Dr. Corrigan earned her Ph.D. (1996) in Medical Engineering and Medical Physics and M.S. (1992) in Mechanical Engineering from the Massachusetts Institute of Technology and her B.S. in Bioengineering from the University of Pennsylvania. Prior to joining Exponent, Dr. Corrigan was a researcher in the Orthopaedic Biomechanics Laboratory at Beth Israel Hospital and Harvard Medical School.

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

John D. Osteraas, Ph.D., worked for the Company from 1982 to 1985 as a Senior Engineer. He rejoined the Company in 1990 as a Managing Engineer. He was promoted to Principal Engineer in 1992 and Group Vice President in 2006. Dr. Osteraas received his Ph.D. (1990) in Civil Engineering from Stanford University, M.S. (1977) in Civil Engineering: Structural Engineering from Stanford University and B.S. (1976) in Civil and Environmental Engineering from the University of Wisconsin. Dr. Osteraas is a Registered Professional Engineer in 19 states and is a Fellow of the American Society of Civil Engineers.

John D. Pye, Ph.D., joined the Company in 1999. He was promoted to Principal Engineer in 2006 and was appointed Corporate Vice President in 2009. Dr. Pye was appointed Group Vice President in January 2014. Dr. Pye received his Ph.D. (1999) in Aerospace Engineering from Stanford University, M.S. (1993) in Aerospace Engineering from Stanford University, and B.A.Sc. (1992) in Engineering Science from the University of Toronto, Canada. He is a Registered Professional Mechanical Engineer in the State of California. Prior to joining Exponent, Dr. Pye held a research position in the Aerospace Fluid Mechanics Lab at Stanford University where he was responsible for the renovation and redesign of the Stanford Low-Speed wind tunnel as well as managing the Stanford experimental facilities for the Stanford/NASA Ames Joint Institute for Aeronautics and Astronautics.

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

We currently derive a significant portion of our revenues from clients in the chemical, consumer electronics, energy, insurance, transportation and utilities industries. The loss of any large client, organization or insurer could have a material adverse effect on our business, financial condition or results of operations.

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

On January 29th 2019, PG&E Corp. (“PG&E”) filed for bankruptcy under chapter 11 of the U.S. bankruptcy code. Our total outstanding accounts receivable from PG&E as of December 28, 2018 was $5.6 million of which $2.1 million was paid during fiscal 2019 prior to the bankruptcy filing date. We continued to do work for PG&E during fiscal 2019 and the total outstanding accounts receivable from PG&E on the bankruptcy filing date of January 29, 2019 was $6.0 million. Due to the uncertainties associated with the bankruptcy process, we believe that an impairment of the receivable is reasonably possible, however we are unable to estimate the amount of this receivable that will ultimately be collected. As such, we have not recorded an impairment charge related to this asset, but will do so once an impairment, if any, is determined to be probable and estimable.

We hold substantial investments that could present liquidity risks.

Our cash equivalent and short-term investment portfolio as of December 28, 2018, consisted primarily of obligations of U.S. government agencies and the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of December 28, 2018, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

We have experienced, and expect to continue to be subjected to, security breaches and threats, none of which have been material to us to date. Despite the implementation of security measures, our operating systems are vulnerable to electronic breaches of security. Such breaches could lead to disruptions of our operations and potential unauthorized disclosure of confidential and/or personal information, which could result in legal claims or proceedings. While we have taken reasonable steps to prevent and mitigate the damage of a security breach by continuously improving our design and coordination of security controls across our business, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks.

Failure to protect client and employee data may have an adverse effect on our business.

We manage, utilize, and store sensitive or confidential client or employee data, including personal data and protected health information. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information, including the Health Insurance Portability and Accountability Act, and international laws such as the European Union General Data Protection Regulation. In addition, many states, U.S. federal governmental authorities and non-U.S. jurisdictions have adopted, proposed, or are considering adopting or proposing, additional data security and/or data privacy statutes or regulations. These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future.

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

Our long-lived assets, including our office, laboratory and warehouse space in Menlo Park, California, our test and engineering center in Phoenix, Arizona, and our office and laboratory facilities currently under construction in Natick, Massachusetts, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at the asset group level could result in impairment of our long-lived assets. In addition, we have operating lease commitments for office and laboratory space. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges.

Our international operations create special risks that could adversely affect our business.

In addition to our offices in the United States, we have physical offices in the United Kingdom, Germany, Switzerland, Hong Kong, China and Singapore and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; tariffs and other trade barriers including the United Kingdom’s decision to leave the European Union; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010; managing the risks associated with global privacy and data security laws and regulations including the General Data Protection Regulation in Europe; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; potentially adverse tax consequences; and other impending legislation that could add additional risks to the business.

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

Our Test and Engineering Center (TEC) occupies 147 acres in Phoenix, Arizona. We lease this land from the state of Arizona under a 30-year lease agreement that expires in January 2028 and have options to renew for two fifteen-year periods. We constructed a 21,613 square foot indoor test facility as well as a 44,053 square foot engineering and test preparation building at the TEC.

During the first quarter of 2018, we closed on the purchase of 2.9 acres of land in Natick, Massachusetts on which we are constructing a 60,480 square foot building with office and laboratory facilities.

In addition, we lease office and laboratory space in 21 other locations in 13 states and the District of Columbia, as well as in Germany, China, Hong Kong, Singapore, Switzerland and the United Kingdom. Leases for these offices and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in fiscal 2018 for all leased properties was $7,488,000.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, under the symbol “EXPO.”

As of February 15, 2019, there were 175 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended December 28, 2018 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program

September 29 to October 26	40	$49.14	40	$43,411
October 27 to November 23	214	$50.88	214	$32,488
November 24 to December 28	308	$48.83	308	$17,462
Total	562	$49.63	562

Repurchases of the Company’s common stock were effected pursuant to a repurchase program authorized by the Company’s Board of Directors. On October 21, 2015, the Company’s Board of Directors announced $35,000,000 for the repurchase of the Company’s common stock. On October 19, 2016, the Company’s Board of Directors announced $35,000,000 for the repurchase of the Company’s common stock. On January 31, 2019, the Company’s Board of Directors announced $75,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates.

COMPANY STOCK PRICE PERFORMANCE GRAPH

The graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2013 through 2018 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2013. Note that the historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Part II - “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
(In thousands, except per share data)	2018	2017	2016	2015	2014

Consolidated Statements of Income Data:

Revenues before reimbursements	$354,639	$329,664	$299,197	$295,705	$289,209
Revenues	$379,523	$347,799	$315,076	$312,832	$304,704
Operating income	$91,456	$72,051	$61,911	$68,933	$63,549
Net income	$72,254	$41,305	$47,480	$43,599	$40,701

Net income per share:
Basic	$1.37	$0.78	$0.90	$0.82	$0.76
Diluted	$1.33	$0.77	$0.87	$0.80	$0.74

Cash dividends declared per share	$0.52	$0.42	$0.36	$0.30	$0.25

Consolidated Balance Sheet Data:

Cash and cash equivalents	$127,059	$124,794	$114,967	$125,751	$129,490
Short-term investments	$81,495	$71,604	$58,755	$45,842	$24,913
Working capital	$228,308	$222,402	$193,808	$192,312	$176,153
Total assets	$468,936	$439,589	$403,744	$387,507	$365,299
Long-term liabilities	$56,723	$57,394	$50,162	$44,229	$41,666
Total stockholders’ equity	$313,909	$289,088	$273,346	$262,804	$244,288

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in accounting for revenue recognition and estimating the allowance for contract losses and doubtful accounts have a potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the assumptions, judgments and estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see “Note 1: Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements.

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

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	PERCENTAGE OF REVENUES			PERIOD TO
	FOR FISCAL YEARS			PERIOD CHANGE
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

Revenues	100.0%	100.0%	100.0%	9.1%	10.4%

Operating expenses:
Compensation and related expenses	56.7	60.5	61.4	2.3	8.7
Other operating expenses	8.1	8.5	9.0	3.6	4.0
Reimbursable expenses	6.6	5.2	5.0	37.2	14.2
General and administrative expenses	4.6	5.1	4.9	(1.4)	14.8
	76.0	79.3	80.3	4.5	8.9
Operating income	24.0	20.7	19.7	26.9	16.4

Other income, net	0.5	3.0	2.3	(82.2)	45.0

Income before income taxes	24.5	23.7	22.0	13.1	19.4

Provision for income taxes	5.5	11.8	6.9	(48.9)	90.4

Net income	19.0%	11.9%	15.1%	74.9%	(13.0%)

EXECUTIVE SUMMARY

Revenues for 2018 increased 9% and revenues before reimbursements increased 8% as compared to the prior year. The increase in revenues before reimbursements was due to an increase in billable hours and an increase in billing rates. We experienced strong demand for our consulting services from a diverse set of clients for both proactive and reactive projects across several industries and geographies. We continue to see demand for our proactive services in the areas of design and regulatory consulting, specifically related to consumer electronics as that industry continues to innovate and face manufacturability challenges. We also continue to see demand for our reactive services from clients in the energy, mining and infrastructure industries with technical and construction management issues on large capital projects. Clients in these industries continue to engage our inter-disciplinary teams to evaluate these claims. We also continue to see demand for our scientists to assess increasing concerns regarding the impact of chemicals on human health and the environment.

During 2018, we had strong growth in our human factors, materials & corrosion engineering, thermal sciences, polymer science & materials chemistry, mechanical engineering, and chemical regulation & food safety practices. We were engaged by clients throughout the year to determine what happened when a disaster occurs. These events range from structural failures on major infrastructure to nanoscale components. During 2018, we completed work on a large human factors assessment for a client in the consumer products industry. This project represented 4% of our revenues before reimbursement during 2018 as compared to 6% during 2017.

Net income increased to $72,254,000 during 2018 as compared to $41,305,000 during 2017. Diluted earnings per share increased to $1.33 for 2018 as compared to $0.77 for 2017. The increase in net income and diluted earnings per share was partially due to the impact of the U.S. tax legislation that was signed into law during the fourth quarter of 2017. This U.S. tax legislation lowered the U.S. corporate income tax rate from 35% to 21% beginning in 2018, which contributed to the decrease in income tax expense. In addition, we recorded an income tax expense of $16,507,000 during the fourth quarter of 2017 associated with the tax legislation. We have domestic deferred tax assets primarily associated with our deferred compensation plan and stock-based compensation program, which were previously valued at the federal corporate income tax rate of 35%. Our deferred tax assets were re-measured at the lower enacted corporate tax rate of 21% which contributed $15,137,000 to the fourth quarter of 2017 income tax expense associated with the tax legislation. We also have foreign earnings that were subject to the mandatory repatriation tax. The total mandatory repatriation tax, net of the benefit of our foreign tax credits, contributed $1,370,000 to the fourth quarter of 2017 income tax expense associated with the tax legislation.

Income before income taxes increased 13% to $93,317,000 during 2018 as compared to $82,509,000 during 2017. We were able to improve pre-tax income by effectively managing headcount to align our resources with demand.

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

OVERVIEW OF THE YEAR ENDED DECEMBER 28, 2018

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016 included 52 weeks of activity. Fiscal 2019 is a 53 week fiscal year that will end on Friday, January 3, 2020.

During 2018, billable hours increased 5% to 1,274,000 as compared to 1,218,000 during 2017. Our utilization decreased to 73% for 2018 as compared to 75% for 2017. Technical full-time equivalent employees increased 7% to 839 during 2018 as compared to 784 during 2017 due to our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

FISCAL YEARS ENDED DECEMBER 30, 2018, AND DECEMBER 29, 2017

Revenues

(In thousands except	Fiscal Years		Percent
percentages)	2018	2017	Change

Engineering and Other Scientific	$306,265	$277,603	10.3%
Percentage of total revenues	80.7%	79.8%
Environmental and Health	73,258	70,196	4.4%
Percentage of total revenues	19.3%	20.2%
Total revenues	$379,523	$347,799	9.1%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During 2018, billable hours for this segment increased by 5.4% to 992,000 as compared to 941,000 during 2017. This segment had strong growth in its human factors, materials & corrosion engineering, thermal sciences, polymer science & materials chemistry and mechanical engineering practices during 2018. We continued to see strong demand for our services related to product recalls including assignments from the consumer products and automotive industries. Proactive services continued to expand as companies seek our interdisciplinary advice throughout the product life cycle, consistent with the increased importance placed on understanding how users interact with complex technologies. Utilization decreased to 75% for 2018 as compared to 77% for 2017. The decrease in utilization was partially due to the completion of a large human factors assessment for a client in the consumer products industry during the third quarter of 2018. This project represented approximately 4% of our revenues before reimbursements during 2018 as compared to 6% during 2017. Technical full-time equivalents increased 8.3% to 640 for 2018 as compared to 591 for 2017 due to our recruiting and retention efforts.

The increase in revenues from our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During 2018, billable hours for this segment increased by 1.8% to 282,000 as compared to 277,000 during 2017. The increase in billable hours was due to growth in our chemical regulation and food safety practice where we expanded our proactive services. Utilization decreased to 68% for 2018 as compared to 69% for 2017. The decrease in utilization was partially due to the completion of a large human factors assessment for a client in the consumer products industry during the third quarter of 2018. Technical full-time equivalents increased 3.1% to 199 during 2018 as compared to 193 for 2017 due to our recruiting and retention efforts.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2018	2017	Change

Compensation and related expenses	$215,052	$210,289	2.3%
Percentage of total revenues	56.7%	60.5%

The increase in compensation and related expenses during 2018 was due to an increase in payroll expense, an increase in fringe benefits, an increase in bonus expense, and an increase in stock-based compensation expense partially offset by a change in the value of assets associated with our deferred compensation plan. During 2018, payroll and fringe benefits increased $7,188,000 and $2,043,000, respectively, due to the increase in technical full-time equivalent employees and our annual salary increase. During 2018, bonus expense increased by $5,107,000 due to a corresponding increase in income before income taxes, before bonus expense, and before stock-based compensation. Stock-based compensation increased $788,000 due primarily to an increase in the amortization of restricted stock unit grants. During 2018, deferred compensation expense decreased $10,447,000 with a corresponding decrease to other income as compared with the prior year due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $3,900,000 during 2018 as compared to an increase in the value of the plan assets of $6,547,000 during 2017. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2018	2017	Change

Other operating Expenses	$30,599	$29,544	3.6%
Percentage of total revenues	8.1%	8.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in occupancy expense of $871,000 due to our increase in technical full-time equivalent employees. We expect other operating expense to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2018	2017	Change

Reimbursable expenses	$24,884	$18,135	37.2%
Percentage of total revenues	6.6%	5.2%

The increase in reimbursable expenses was primarily due to an increase in travel related costs associated with our large human factors assessment project. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2018	2017	Change

General and administrative expenses	$17,532	$17,780	(1.4)%
Percentage of total revenues	4.6%	5.1%

The decrease in general and administrative expenses during 2018 was primarily due to a decrease in travel and meals of $249,000 due to a firm-wide managers meeting during 2017. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts, and pursue staff development initiatives.

Other Income

(In thousands except	Fiscal Years		Percent
percentages)	2018	2017	Change

Other income	$1,861	$10,458	(82.2)%
Percentage of total revenues	0.5%	3.0%

Other income consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The decrease in other income was primarily due to the change in value of assets associated with our deferred compensation plan partially offset by an increase in interest income. During 2018, other income decreased $10,447,000 with a corresponding decrease to deferred compensation expense as compared to 2017. This change consisted of a decrease in the value of the plan assets of $3,900,000 during 2018 as compared to an increase in the value of the plan assets of $6,547,000 during 2017. The increase in interest income of $1,457,000 was due to higher interest rates for our cash equivalents and short-term investments.

Income Taxes

(In thousands except	Fiscal Years		Percent
percentages)	2018	2017	Change

Income taxes	$21,063	$41,204	(48.9)%
Percentage of total revenues	5.5%	11.8%
Effective tax rate	22.6%	49.9%

The decrease in income tax expense was due to the impact of the U.S. tax legislation that was signed into law during the fourth quarter of 2017, partially offset by a decrease in the excess tax benefit associated with share-based payment awards. This U.S. tax legislation lowered the U.S. corporate income tax rate from 35% to 21% beginning in 2018. In addition, we recorded income tax expense of $16,507,000 during the fourth quarter of 2017 associated with the tax legislation. We have domestic deferred tax assets primarily associated with our deferred compensation plan and stock-based compensation program, which were previously valued at the federal corporate income tax rate of 35%. Our deferred tax assets were re-measured at the lower enacted corporate tax rate of 21% which contributed $15,137,000 to the fourth quarter of 2017 income tax expense associated with the tax legislation. We also have foreign earnings that were subject to the mandatory repatriation tax. The total mandatory repatriation tax, net of the benefit of our foreign tax credits, contributed $1,370,000 to the fourth quarter of 2017 income tax expense associated with the tax legislation.

The excess tax benefit associated with share-based payment awards decreased to $4,154,000 during 2018 as compared to $6,528,000 during 2017.

Excluding the impact of the 2017 tax expense associated with the tax legislation and excluding the excess tax benefit, the effective tax rate would have been 27.0% for 2018 as compared to 37.8% for 2017. This decrease was due to the decrease in the U.S. corporate income tax rate from 35% to 21% beginning in 2018.

FISCAL YEARS ENDED DECEMBER 29, 2017, AND DECEMBER 30, 2016

Revenues

(In thousands except	Fiscal Years		Percent
percentages)	2017	2016	Change

Engineering and Other Scientific	$277,603	$248,297	11.8%
Percentage of total revenues	79.8%	78.8%
Environmental and Health	70,196	66,779	5.1%
Percentage of total revenues	20.2%	21.2%
Total revenues	$347,799	$315,076	10.4%

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

Compensation and Related Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2017	2016	Change

Compensation and related expenses	$210,289	$193,397	8.7%
Percentage of total revenues	60.5%	61.4%

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

Other Operating Expenses

(In thousands except	Fiscal Years		Percent
percentages)	2017	2016	Change

Other operating Expenses	$29,544	$28,397	4.0%
Percentage of total revenues	8.5%	9.0%

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

Other Income

(In thousands except	Fiscal Years		Percent
percentages)	2017	2016	Change

Other income	$10,458	$7,211	45.0%
Percentage of total revenues	3.0%	2.3%

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

Income Taxes

(In thousands except	Fiscal Years		Percent
percentages)	2017	2016	Change

Income taxes	$41,204	$21,642	90.4%
Percentage of total revenues	11.8%	6.9%
Effective tax rate	49.9%	31.3%

The increase in income tax expense was due to an increase in pre-tax income and the impact of the tax legislation signed into law during the fourth quarter of 2017, partially offset by an increase in the excess tax benefit associated with share-based payment awards. During 2017, we recorded a tax expense of $16,507,000 related to the tax legislation. We have significant domestic deferred tax assets primarily associated with our deferred compensation plan and stock-based compensation program, which were previously valued at the federal corporate income tax rate of 35%. Our deferred tax assets were re-measured at the lower enacted corporate tax rate of 21%, which contributed $15,137,000 to the increase in income tax associated with the tax legislation. We also have foreign earnings that were subject to the mandatory repatriation tax. The total mandatory repatriation tax, net of the benefit of our foreign tax credits, contributed $1,370,000 to the increase in income tax expense associated with the tax legislation.

The excess tax benefit associated with share-based payment awards increased to $6,528,000 during 2017 as compared to $4,827,000 during 2016. Excluding the impact of the tax legislation and the excess tax benefit, the effective tax rate would have been 37.8% for 2017 as compared to 38.3% for 2016.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2018	2017	2016

Net cash provided by (used in):
Operating activities	$91,188	$67,838	$66,946
Investing activities	$(25,820)	$(17,722)	$(27,443)
Financing activities	$(62,500)	$(41,261)	$(49,166)

We financed our business in 2018 through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. As of December 28, 2018, our cash, cash equivalents and short-term investments were $208,554,000 as compared to $196,398,000 at December 29, 2017. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

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

Net cash provided by operating activities was $91.2 million for 2018 as compared to $67.8 million and $66.9 million in 2017 and 2016, respectively. The increase in net cash provided by operating activities during 2018 was primarily due to the increase in net income and a decrease in accounts receivable.

During 2018, 2017 and 2016, net cash used in investing activities was primarily related to the purchase and maturity of short-term investments and capital expenditures. During 2018, we purchased 2.9 acres of land in Natick, Massachusetts, on which we are currently building office and laboratory facilities. The total purchase price for the land was $5.2 million and our total capital expenditures during 2018 associated with the construction were $5.3 million. During 2016, we completed the purchase of a 1.1 acre parcel of land with 27,000 square feet of warehouse storage space in Menlo Park, California, adjacent to our owned office and lab facilities. We had leased this warehouse storage space for the past 25 years. The total purchase price was $8,250,000.

The increase in net cash used in financing activities during 2018 as compared to 2017 was due to an increase in our quarterly dividend payments and an increase in repurchases of our common stock. The decrease in net cash used in financing activities during 2017, as compared to 2016, was due to a decrease in repurchases of our common stock partially offset by an increase in our quarterly dividend payments.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends, procure facilities and equipment or strategically acquire professional service firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of December 28, 2018 (in thousands):

	Operating
Fiscal	lease	Purchase
year	commitments	Obligations	Total
2019	$7,220	$12,315	$19,535
2020	5,988	-	5,988
2021	4,940	-	4,940
2022	3,887	-	3,887
2023	2,600	-	2,600
Thereafter	6,157	-	6,157
	$30,792	$12,315	$43,107

Purchase obligations disclosed in the table above include $11,769,000 associated with the construction of our office and laboratory facilities in Natick, Massachusetts. The above table does not reflect unrecognized tax benefits of $1,748,000, the timing of which is uncertain. Refer to “Note 7: Income Taxes” of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $52,708,000 were recorded as a long-term liability on our consolidated balance sheet at December 28, 2018. Vested amounts due under the plans of $6,641,000 were recorded as a current liability on our consolidated balance sheet at December 28, 2018. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of December 28, 2018, invested amounts under the plans of $52,286,000 were recorded as a long-term asset on our consolidated balance sheet. As of December 28, 2018, invested amounts under the plans of $5,492,000 were recorded as a current asset on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for fiscal years 2018, 2017 and 2016:

	Fiscal Years
(in thousands, except percentages)	2018	2017	2016

Revenues before reimbursements	$354,639	$329,664	$299,197

EBITDA	$96,858	$87,500	$74,570

EBITDA as a % of revenues before reimbursements	27.3%	26.5%	24.9%

The increase in EBITDA as a percentage of revenues before reimbursements for 2018 as compared to 2017 was due to 8% growth in revenues before reimbursements, a 1% decrease in general and administrative expenses and a 4% increase in other operating expenses. The decrease in general and administrative expenses was due to a firm-wide managers’ meeting during 2017. Other operating expenses increased at a lower rate than our revenues before reimbursements due to the leverage of our corporate infrastructure.

The increase in EBITDA as a percentage of revenues before reimbursements for 2017 as compared to 2016 was primarily due to an increase in utilization. Utilization for 2017 was 75% as compared to 70% for the prior period. The increase in utilization was due to strong demand for both our proactive and reactive services and the impact of the large human factors assessments we performed for a client in the consumer products industry.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for fiscal 2018, 2017 and 2016:

	Fiscal Years
(in thousands)	2018	2017	2016

Net Income	$72,254	$41,305	$47,480

Add back (subtract):

Income taxes	21,063	41,204	21,642
Interest income, net	(2,751)	(1,294)	(683)
Depreciation and amortization	6,292	6,285	6,131

EBITDA	96,858	87,500	74,570

Stock-based compensation	16,993	16,155	13,333

EBITDAS	$113,851	$103,655	$87,903

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

At December 28, 2018, we had net assets of approximately $5.4 million with a functional currency of the British Pound, net assets of approximately $5.4 million with a functional currency of the Euro, and net assets of approximately $5.4 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the re-measurement of monetary assets and liabilities. At December 28, 2018, we had net assets denominated in the non-functional currency of approximately $2.0 million.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance, but not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 28, 2018.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (the "Proxy Statement"). See Part 1, Item 1 of this Annual Report on Form 10-K for information regarding the executive officers of the Company.

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

1.     Financial Statements

The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are included herewith:

2.     Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended December 28, 2018, December 29, 2017 and December 30, 2016 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

Page

Schedule II - Valuation and Qualifying Accounts	60

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page

(a)	Exhibit Index	61

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Exponent, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of December 28, 2018 and December 29, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2018 and December 29, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

San Francisco, California
February 22, 2019

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2018	2017	2016

Revenues:
Revenues before reimbursements	$354,639	$329,664	$299,197
Reimbursements	24,884	18,135	15,879
Revenues	379,523	347,799	315,076

Operating expenses:
Compensation and related expenses	215,052	210,289	193,397
Other operating expenses	30,599	29,544	28,397
Reimbursable expenses	24,884	18,135	15,879
General and administrative expenses	17,532	17,780	15,492
	288,067	275,748	253,165
Operating income	91,456	72,051	61,911

Other income:
Interest income	2,751	1,294	683
Miscellaneous income, net	(890)	9,164	6,528
Income before income taxes	93,317	82,509	69,122

Provision for income taxes	21,063	41,204	21,642
Net income	$72,254	$41,305	$47,480

Net income per share:
Basic	$1.37	$0.78	$0.90
Diluted	$1.33	$0.77	$0.87
Shares used in per share computations:
Basic	52,906	52,724	52,976
Diluted	54,168	53,972	54,332

Cash dividends declared per common share	$0.52	$0.42	$0.36

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2018	2017	2016

Net income	$72,254	$41,305	$47,480

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0, $0, and $0, respectively	(1,015)	1,187	(1,240)
Unrealized gain/(loss) arising during the period on investments, net of tax of $(63), $60, and $53, respectively	191	(90)	(81)
Comprehensive income	$71,430	$42,402	$46,159

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)	December 28, 2018	December 29, 2017

Assets

Current assets:
Cash and cash equivalents	$127,059	$124,794
Short-term investments	81,495	71,604
Accounts receivable, net of allowance for contract losses and doubtful accounts of $4,066 and $3,526, respectively	105,814	110,100
Prepaid expenses and other assets	12,244	9,011
Total current assets	326,612	315,509

Property, equipment and leasehold improvements, net	46,103	35,014
Goodwill	8,607	8,607
Deferred income taxes	34,090	30,437
Deferred compensation plan assets	52,286	48,676
Other assets	1,238	1,346
	$468,936	$439,589

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$12,283	$14,741
Accrued payroll and employee benefits	76,855	70,064
Deferred revenues	9,166	8,302
Total current liabilities	98,304	93,107

Other liabilities	2,548	3,326
Deferred compensation plan liabilities	52,708	52,776
Deferred rent	1,467	1,292
Total liabilities	155,027	150,501

Commitments and contingencies (Note 12)

Stockholders’ equity:

Preferred stock, $.001 par value; 2,000 shares authorized; no shares outstanding	-	-
Common stock, $.001 par value; 120,000 shares authorized; 65,707 shares issued	66	66
Additional paid-in capital	227,283	210,230
Accumulated other comprehensive (loss)
Investment securities, available for sale	(45)	(236)
Foreign currency translation adjustments	(2,808)	(1,793)
	(2,853)	(2,029)
Retained earnings	342,024	303,990
Treasury stock, at cost: 14,208 and 14,169 shares held, respectively	(252,611)	(223,169)
Total stockholders’ equity	313,909	289,088
	$468,936	$439,589

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at January 1, 2016	65,707	$66	$179,783	$(1,805)	$269,259	14,266	$(184,499)	$262,804

Employee stock purchase plan	-	-	883	-	-	(46)	307	1,190
Exercise of stock options	-	-	161	-	-	(60)	405	566
Amortization of unrecognized stock-based compensation	-	-	7,152	-	-	-	-	7,152
Purchase of treasury shares	-	-	-	-	-	982	(24,456)	(24,456)
Foreign currency translation adjustments	-	-	-	(1,240)	-	-	-	(1,240)
Grant of restricted stock units to settle accrued bonus	-	-	6,334	-	-	-	-	6,334
Settlement of restricted stock units	-	-	(701)	-	(5,791)	(630)	(1,193)	(7,685)
Unrealized loss on investments	-	-	-	(81)	-	-	-	(81)
Dividends and dividend equivalent rights	-	-	854	-	(19,627)	-	-	(18,773)
Other	-	-	133	-	(78)	-	-	55
Net income	-	-	-	-	47,480	-	-	47,480
Balance at December 30, 2016	65,707	$66	$194,599	$(3,126)	$291,243	14,512	$(209,436)	$273,346
Employee stock purchase plan	-	-	847	-	-	(40)	360	1,207
Exercise of stock options	-	-	144	-	-	(69)	674	818
Amortization of unrecognized stock-based compensation	-	-	7,824	-	-	-	-	7,824
Purchase of treasury shares	-	-	-	-	-	372	(11,931)	(11,931)
Foreign currency translation adjustments	-	-	-	1,187	-	-	-	1,187
Grant of restricted stock units to settle accrued bonus	-	-	6,918	-	-	-	-	6,918
Settlement of restricted stock units	-	-	(1,017)	-	(5,667)	(606)	(2,836)	(9,520)
Unrealized loss on investments	-	-	-	(90)	-	-	-	(90)
Dividends and dividend equivalent rights	-	-	915	-	(22,891)	-	-	(21,976)
Net income	-	-	-	-	41,305	-	-	41,305
Balance at December 29, 2017	65,707	$66	$210,230	$(2,029)	$303,990	14,169	$(223,169)	$289,088

See accompanying notes to the Consolidated Financial Statements.

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total

Balance at December 29, 2017	65,707	$66	$210,230	$(2,029)	$303,990	14,169	$(223,169)	$289,088
Employee stock purchase plan	-	-	1,161	-	-	(32)	313	1,474
Amortization of unrecognized stock-based compensation	-	-	8,550	-	-	-	-	8,550
Purchase of treasury shares	-	-	-	-	-	562	(27,915)	(27,915)
Foreign currency translation adjustments	-	-	-	(1,015)	-	-	-	(1,015)
Grant of restricted stock units to settle accrued bonus	-	-	7,643	-	-	-	-	7,643
Settlement of restricted stock units	-	-	(1,107)	-	(5,892)	(491)	(1,840)	(8,839)
Unrealized gain on investments	-	-	-	191	-	-	-	191
Dividends and dividend equivalent rights	-	-	806	-	(28,328)	-	-	(27,522)
Net income	-	-	-	-	72,254	-	-	72,254
Balance at
December 28, 2018	65,707	$66	$227,283	$(2,853)	$342,024	14,208	$(252,611)	$313,909

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2018	2017	2016

Cash flows from operating activities:
Net income	$72,254	$41,305	$47,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	6,292	6,285	6,131
Amortization of premiums and accretion of discounts on short-term investments	(114)	-	2
Deferred rent expense	175	(362)	(340)
Provision for contract losses and doubtful accounts	1,848	2,506	2,452
Stock-based compensation	16,993	16,155	13,333
Deferred income tax provision	(3,715)	11,786	(2,602)
Changes in operating assets and liabilities:
Accounts receivable	2,438	(25,197)	(1,284)
Prepaid expenses and other assets	(11,047)	2,867	(598)
Accounts payable and accrued liabilities	(4,620)	5,984	(370)
Accrued payroll and employee benefits	9,820	5,831	2,920
Deferred revenues	864	678	(178)
Net cash provided by operating activities	91,188	67,838	66,946

Cash flows from investing activities:
Capital expenditures	(16,298)	(4,725)	(14,393)
Purchase of short-term investments	(52,522)	(28,997)	(51,000)
Maturity of short-term investments	43,000	16,000	37,950
Net cash used in investing activities	(25,820)	(17,722)	(27,443)

Cash flows from financing activities:
Payroll taxes for restricted stock units	(8,839)	(9,520)	(7,685)
Repurchase of common stock	(27,915)	(11,931)	(24,456)
Exercise of share-based payment awards	1,474	2,025	1,756
Dividends and dividend equivalent rights	(27,220)	(21,835)	(18,781)
Net cash used in financing activities	(62,500)	(41,261)	(49,166)

Effect of foreign currency exchange rates on cash and cash equivalents	(603)	972	(1,121)

Net increase (decrease) in cash and cash equivalents	2,265	9,827	(10,784)
Cash and cash equivalents at beginning of year	124,794	114,967	125,751
Cash and cash equivalents at end of year	$127,059	$124,794	$114,967

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal periods 2018, 2017 and 2016 included 52 weeks of activity and ended on December 28, 2018, December 29, 2017 and December 30, 2016, respectively. Fiscal period 2019 is 53 weeks and will end on January 3, 2020.

Stock Split

On May 31, 2018, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to (i) increase the number of authorized shares of common stock to 120,000,000 and (ii) effect a two-for-one stock split. As a result of the stock split, each shareholder of record at the close of business on May 31, 2018, received one additional share of common stock for each share of common stock owned by such stockholder. Restricted stock unit awards and stock option awards have also been adjusted to reflect the two-for-one stock split. For periods prior to the stock split, all share and per share data in the Company’s consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates are used for, but not limited to, revenue recognition, allowance for contract losses and doubtful accounts, stock-based compensation, income taxes, goodwill, and the useful life of property, equipment and leasehold improvements. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in fiscal years 2018, 2017 or 2016.

Goodwill

The Company assesses the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. The Company’s annual goodwill impairment review is completed during the fourth quarter of each year. The Company evaluates goodwill for each reporting unit for impairment by assessing qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The Company considers events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, a change in the composition or carrying amount of a reporting unit’s net assets and changes in the price of its common stock. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative goodwill impairment test is not performed.

The Company completed its annual assessment for all reporting units with goodwill for fiscal 2018 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly there was no indication of impairment of goodwill for any of the Company’s reporting units and the quantitative goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in fiscal years 2018, 2017 or 2016.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at December 28, 2018 and December 29, 2017.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2018	2017	2016
Shares used in basic per share computation	52,906	52,724	52,976
Effect of dilutive common stock options outstanding	403	290	248
Effect of unvested restricted stock units outstanding	859	958	1,108
Shares used in diluted per share computation	54,168	53,972	54,332

There were no equity awards excluded from the diluted per share calculation for fiscal years 2018, 2017 and 2016.

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

There have been no other accounting pronouncements made effective during fiscal 2018 that have significance to the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for the Company on December 29, 2018. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on December 29, 2018 using the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before December 29, 2018.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits it not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs.

The Company expects that this standard will have a material effect on its financial statements. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on its balance sheet for office and laboratory operating leases and providing significant new disclosures about its leasing activities. The Company is currently finalizing the completeness of the lease population and determining an applicable discount rate. The Company does not expect a significant change in its leasing activities between now and adoption.

Note 2: Revenue Recognition

Substantially all of the Company’s engagements are performed under time and materials or fixed-price arrangements. For time and materials contracts, the Company utilizes the practical expedient under Accounting Standards Codification 606 – Revenue from Contracts with Customers, which states, if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided), the entity may recognize revenue in the amount to which the entity has a right to invoice. During 2018, the Company recognized revenue of $312,772,000 associated with time and materials contracts. These revenues represent 82% of the Company’s consolidated revenues and include revenues of $243,085,000 for the Company’s Engineering and Other Scientific segment and $69,687,000 for the Company’s Environmental and Health segment. The Company’s time and materials contracts are terminable and subject to postponement or delay at any time by our clients, and as such, the performance obligations for all of the Company’s time and materials contracts have an original expected duration of one year or less.

For fixed-price contracts the Company recognizes revenue over time because of the continuous transfer of control to the customer. The customer typically controls the work in process as evidenced either by contractual termination clauses or by the Company’s rights to payment for work performed to date to deliver services that do not have an alternative use to the Company. Revenue for fixed-price contracts is recognized based on the relationship of incurred labor hours at standard rates to the Company’s estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;
•	the Company generally does not incur set up costs on its contracts;
•	the Company does not believe that there are reliable milestones to measure progress towards completion;
•	the customer is required to pay the Company for time at standard rates plus materials incurred to date if the contract is terminated early;
•	the Company’s contracts do not include award fees or bonuses;
•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;
•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and
•	the Company’s contracts are typically progress billed on a monthly basis.

During 2018, the Company recognized revenue of $66,751,000 associated with fixed-price contracts. These revenues represent 18% of the Company’s consolidated revenues and include revenues of $63,180,000 for the Company’s Engineering and Other Scientific segment and $3,571,000 for the Company’s Environmental and Health segment. The Company’s fixed-price contracts are terminable and subject to postponement or delay at any time by its clients, and as such, the performance obligations for all of the Company’s fixed-price contracts have an original expected duration of one year or less.

Deferred revenues represent amounts billed to clients in advance of services provided. During 2018, $6,067,000 of revenues were recognized that were included in the deferred revenue balance at December 29, 2017.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $23,174,000 during 2018.

Note 3: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of December 28, 2018:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$120,846	$-	$-	$120,846

Cash equivalents:
Money market securities	6,213	-	-	6,213
Total cash equivalents	6,213	-	-	6,213
Total cash and cash equivalents	127,059	-	-	127,059

Short-term investments:
U.S. Treasury and agency securities	81,634	91	(230)	81,495
Total short-term investments	81,634	91	(230)	81,495

Total cash, cash equivalents and short-term investments	$208,693	$91	$(230)	$208,554

Cash, cash equivalents and short-term investments consisted of the following as of December 29, 2017:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$115,052	$-	$-	$115,052

Cash equivalents:
Money market securities	9,742	-	-	9,742
Total cash equivalents	9,742	-	-	9,742
Total cash and cash equivalents	124,794	-	-	124,794

Short-term investments:
U.S. Treasury and agency securities	71,997	-	(393)	71,604
Total short-term investments	71,997	-	(393)	71,604

Total cash, cash equivalents and short-term investments	$196,791	$-	$(393)	$196,398

Note 4: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during fiscal years 2018, 2017 and 2016. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 28, 2018 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$6,213	$6,213	$-	$-

Fixed income available for sale securities (2)	81,495	-	81,495	-

Fixed income trading securities held in deferred compensation plan (3)	18,618	18,618	-	-

Equity trading securities held in deferred compensation plan (3)	39,160	39,160	-	-

Total	$145,486	$63,991	$81,495	$-

Liabilities
Deferred compensation plan (4)	59,349	59,349	-	-

Total	$59,349	$59,349	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation plan liabilities on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 29, 2017 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$9,742	$9,742	$-	$-

Fixed income available for sale securities (2)	71,604	-	71,604	-

Fixed income trading securities held in deferred compensation plan (3)	13,686	13,686	-	-

Equity trading securities held in deferred compensation plan (3)	39,664	39,664	-	-

Total	$134,696	$63,092	$71,604	$-

Liabilities
Deferred compensation plan (4)	59,050	59,050	-	-

Total	$59,050	$59,050	$-	$-

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accrued liabilities and deferred compensation plan liabilities on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of December 28, 2018 and December 29, 2017 represent primarily obligations of the United States Treasury and other United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 11 for additional information about the Company’s deferred compensation plan.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on remaining effective maturities as of December 28, 2018:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$32,986	$32,826
Due between one and two years	48,648	48,669
Total	$81,634	$81,495

At December 28, 2018 and December 29, 2017, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at December 28, 2018, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at December 28, 2018 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during fiscal years 2018, 2017 and 2016.

Note 5: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2018	2017

Property:
Land	$17,103	$11,888
Buildings	38,946	38,112
Construction in progress	6,508	632
Equipment:
Machinery and equipment	46,492	42,803
Office furniture and equipment	10,352	9,911
Leasehold improvements	15,621	15,178
	135,022	118,524

Less accumulated depreciation and amortization	88,919	83,510

Property, equipment and leasehold improvements, net	$46,103	$35,014

Depreciation and amortization for fiscal years 2018, 2017 and 2016 was $6,292,000, $6,285,000 and $6,131,000, respectively.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2018	2017

Billed accounts receivable	$73,905	$78,139
Unbilled accounts receivable	35,975	35,487
Allowance for contract losses and doubtful accounts	(4,066)	(3,526)
Total accounts receivable, net	$105,814	$110,100

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2018	2017

Accounts payable	$2,551	$2,784
Accrued liabilities	9,732	11,957
Total accounts payable and other accrued liabilities	$12,283	$14,741

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2018	2017

Accrued bonuses payable	$49,436	$44,752
Accrued 401(k) contributions	8,154	7,691
Accrued vacation	10,390	9,707
Deferred compensation plan	6,641	6,274
Other accrued payroll and employee benefits	2,234	1,640
Total accrued payroll and employee benefits	$76,855	$70,064

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs. A portion of accrued bonuses payable will be settled by issuing fully vested restricted stock units. See Note 9 and Note 15 for additional information.

Note 7: Income Taxes

Income before income taxes includes income from foreign operations of $8,005,000, $7,707,000 and $5,616,000 for fiscal years 2018, 2017 and 2016, respectively.

Total income tax expense for fiscal years 2018, 2017 and 2016 consisted of the following:

	Fiscal Years
(In thousands)	2018	2017	2016

Current
Federal	$16,487	$22,821	$18,877
Foreign	1,624	1,514	1,085
State	6,667	5,083	4,282
	24,778	29,418	24,244
Deferred
Federal	(2,604)	12,570	(2,047)
State	(1,111)	(784)	(555)
	(3,715)	11,786	(2,602)
Total	$21,063	$41,204	$21,642

The Company’s effective tax rate differs from the statutory federal tax rate of 21% for 2018 and 35% for 2017 and 2016 as shown in the following schedule:

	Fiscal Years
(In thousands)	2018	2017	2016

Tax at federal statutory rate	$19,597	$28,878	$24,193
Re-measurement of deferred tax assets to lower enacted domestic tax rate	-	15,137	-
Mandatory repatriation of foreign earnings	-	1,370	-
State taxes, net of federal benefit	4,391	2,806	2,423
Non-deductible expenses	335	417	274
Non-deductible stock-based compensation	20	18	11
Excess tax benefit from equity incentive plans	(3,310)	(5,831)	(4,321)
Difference between statutory rate and foreign effective tax rate	(217)	(1,339)	(889)
Other	247	(252)	(49)
Tax expense	$21,063	$41,204	$21,642

Effective tax rate	22.6%	49.9%	31.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2018 and December 29, 2017 are presented in the following schedule:

	Fiscal Years
(In thousands)	2018	2017

Deferred tax assets:
Accrued liabilities and allowances	$13,964	$13,265
Deferred compensation plan	22,944	22,297
Property, equipment and leasehold improvements	192	288
Unrealized loss on deferred compensation plan assets	320	-
Other	34	98
Total deferred tax assets	37,454	35,948

Deferred tax liabilities:
State taxes	(1,184)	(1,232)
Deductible goodwill	(2,086)	(2,078)
Property, equipment and leasehold improvements	-	-
Unrealized gain of deferred compensation plan assets	-	(2,119)
Other	(94)	(82)
Total deferred tax liabilities	(3,364)	(5,511)
Net deferred tax assets	$34,090	$30,437

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Tax Cuts and Jobs Act (Tax Legislation) was enacted on December 22, 2017 and lowers U.S. corporate income tax rates as of January 1, 2018, implements a territorial tax system and imposes a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The impact of the Tax Legislation to the Company was an increase in income tax expense of $16,507,000 during 2017. The Company’s deferred tax assets were re-measured at the lower enacted corporate tax rate of 21% which contributed $15,137,000 to the 2017 increase in income tax expense associated with the Tax Legislation. The Company also has foreign earnings that were subject to the mandatory repatriation tax. The total mandatory repatriation tax, net of the benefit of the Company’s foreign tax credits, contributed $1,370,000 to the 2017 increase in income tax expense associated with the Tax Legislation. The Company elected to pay the mandatory repatriation tax over a period of eight years.

The Tax Legislation also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. The Company has elected to account for the tax effects of GILTI in the period that it is subject to such tax.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been recorded as an income tax benefit. For fiscal years 2018, 2017 and 2016, the net deduction in tax payable arising from employees’ stock award activity was $4,154,000, $6,528,000 and $4,827,000, respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2015. The Company is no longer subject to California franchise tax examinations for years prior to 2014. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2016	$1,956,000
Additions based on tax positions related to the current year	597,000
Additions for tax positions of prior years	11,000
Reductions due to lapse of statute of limitations	(338,000)
Reductions for tax positions of prior years	(437,000)
Settlements	-

Balance at December 29, 2017	$1,789,000
Additions based on tax positions related to the current year	599,000
Additions for tax positions of prior years	-
Reductions due to lapse of statute of limitations	(257,000)
Reductions for tax positions of prior years	(383,000)
Settlements	-

Balance at December 28, 2018	$1,748,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate by $1,423,000 in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 28, 2018 and December 29, 2017.

Dividends

The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2018
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.13	$6,700
Second Quarter	$0.13	6,764
Third Quarter	$0.13	6,765
Fourth Quarter	$0.13	6,723
		$26,952

	Fiscal Year 2017
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.105	$5,374
Second Quarter	$0.105	5,424
Third Quarter	$0.105	5,424
Fourth Quarter	$0.105	5,416
		$21,638

On January 31, 2019, the Company’s Board of Directors announced a cash dividend of $0.16 per share of the Company’s common stock, payable March 22, 2019, to stockholders of record as of March 8, 2019. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $5,892,000, $5,667,000 and $5,791,000 were recorded as a reduction to retained earnings during 2018, 2017 and 2016, respectively.

Repurchase of Common Stock

The Company repurchased 562,000 shares of its common stock for $27,915,000 during 2018. The Company repurchased 372,000 shares of its common stock for $11,931,000 during 2017. The Company repurchased 982,000 shares of its common stock for $24,456,000 during 2016. On October 18, 2016 the Board of Directors authorized $35,000,000 for the repurchase of Exponent’s common stock. On October 20, 2015 the Board of Directors authorized $35,000,000 for the repurchase of Exponent’s common stock. These repurchase programs have no expiration dates. As of December 28, 2018, the Company had remaining authorization under its stock repurchase plan of $17,462,000 to repurchase shares of common stock.

Note 9: Stock-Based Compensation

On May 29, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan and the 2008 Employee Stock Purchase Plan (“ESPP”). The 2008 Equity Incentive Plan and ESPP were previously adopted by the Company’s Board of Directors on April 8, 2008, subject to stockholder approval.

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan was 11,856,300 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of December 28, 2018, 2,472,419 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 1,200,000 shares of common stock. As of December 28, 2018, 414,275 shares were available for grant. Weighted average purchase prices for shares sold under the ESPP plan in fiscal 2018, 2017 and 2016 were $45.26, $30.67 and $25.99, respectively.

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

All restricted stock units granted have dividend equivalent rights (“DER”), which entitle holders of restricted stock units to the same dividend value per share as holders of common stock. DER are subject to the same vesting and other terms and conditions as the corresponding unvested restricted stock units. DER are accumulated and paid when the underlying shares vest and are forfeited if the underlying shares are forfeited.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For 2018, 2017 and 2016, the Company recorded stock-based compensation expense associated with accrued bonus awards of $8,443,000, $8,331,000 and $6,181,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $7,653,000, $7,075,000 and $6,583,000 during 2018, 2017 and 2016, respectively. The total fair value of restricted stock unit awards vested during 2018, 2017, and 2016 was $23.2 million, $21.3 million and $18.5 million, respectively. The weighted-average grant date fair values of restricted stock unit awards granted during 2018, 2017 and 2016 were $40.61, $29.50 and $24.14, respectively.

The number of unvested restricted stock unit awards outstanding as of December 28, 2018 is as follows (1):

	Number of awards outstanding	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands) (2)

Balance as of December 29, 2017	1,185,184	$22.96
Awards granted	421,463	40.61
Awards vested	(571,257)	27.28
Awards forfeited	(851)	24.60

Balance as of December 28, 2018	1,034,539	$27.76	1.6	$51,644

(1) Does not include employee stock purchase plans or stock option plans.

(2) The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of December 28, 2018 was $49.92.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. All stock options have dividend equivalent rights, which entitle holders of stock options to the same dividend value per share as holders of common stock. DER are subject to the same vesting terms as the corresponding stock options. DER are accumulated and paid in cash when the underlying stock options vest and are forfeited if the underlying stock options do not vest. During 2018, 2017 and 2016, the Company recorded stock-based compensation expense of $897,000, $749,000 and $569,000, respectively, associated with stock options.

Option activity is as follows (1):

		Weighted-	Weighted-average
	Number	average	remaining	Aggregate
	of shares	exercise	contractual	intrinsic value
	outstanding	price	term (years)	(in thousands)

Balance as of December 29, 2017	680,000	$18.39
Options granted	98,000	37.45
Options forfeited and expired	-	-
Options exercised	-	-

Balance as of December 28, 2018	778,000	$20.80	5.73	$22,659

Exercisable at December 28, 2018	512,000	$15.76	4.47	$17,488

(1)	Does not include restricted stock or employee stock purchase plans.

The total intrinsic value of options exercised during 2018, 2017 and 2016 was $0, $1,461,000, and $999,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended December 28, 2018, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 28, 2018. This amount changes based on the fair-value of the Company’s stock.

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

The assumptions used to value option grants for 2018, 2017 and 2016 are as follows:

	Stock Option Plan
	2018	2017	2016

Expected term (in years)	5.9	5.9	6.0
Risk-free interest rate	2.74%	2.11%	1.28%
Volatility	23%	24%	25%
Dividend yield	0%	0%	0%

The weighted-average grant date fair value of options granted during 2018, 2017 and 2016 were $10.59, $8.09 and $6.54, respectively.

The amount of stock-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of income for 2018, 2017 and 2016 is as follows:

	2018	2017	2016
(In thousands)
Compensation and related expenses:
Restricted stock units	$15,561	$14,809	$12,225
Stock option grants	897	749	569
Sub-total	16,458	15,558	12,794

General and administrative expenses:
Restricted stock units	535	597	539
Sub-total	535	597	539
Total stock-based compensation expense	$16,993	$16,155	$13,333

Income tax benefit	$4,467	$6,331	$5,214

As of December 28, 2018, there was $8,681,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.5 years, related to unvested restricted stock unit awards and $931,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.5 years, related to unvested stock options.

Note 10: Retirement Plans

The Company provides a defined contribution retirement plan for its employees whereby the Company contributes to each eligible employee’s account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $8,419,000, $7,914,000, and $7,761,000 in 2018, 2017, and 2016, respectively.

Note 11: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of December 28, 2018 and December 29, 2017 the invested amounts under the plans totaled $57,778,000 and $53,350,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income.

As of December 28, 2018 and December 29, 2017, vested amounts due under the plans totaled $59,349,000 and $59,050,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During fiscal years 2018, 2017 and 2016, the Company recognized compensation expense of ($3,900,000), $6,547,000, and $3,861,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income.

Note 12: Commitments and Contingencies

The following is a summary of the future minimum payments, required under non-cancelable operating leases, with terms in excess of one year, as of December 28, 2018:

(In thousands)
Lease
Fiscal year	commitments
2019	$7,220
2020	5,988
2021	4,940
2022	3,887
2023	2,600
Thereafter	6,157
$30,792

Total rent expense from property leases in fiscal 2018, 2017, and 2016 was $7,488,000, $6,712,000 and $6,478,000, respectively. The Company had $12,315,000 in outstanding purchase commitments as of December 28, 2018, which includes $11,769,000 associated with the construction of our office and laboratory facilities in Natick, Massachusetts. These commitments are expected to be fulfilled by the end of fiscal 2019.

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

Note 13: Miscellaneous Income, Net

Miscellaneous income, net, consisted of the following:

	Fiscal Years
(In thousands)	2018	2017	2016

Rental income	2,823	2,655	2,435
Gain (loss) on deferred compensation investments	(3,900)	6,547	3,861
Gain (loss) on foreign exchange	167	(19)	224
Other	20	(19)	8
Total	$(890)	$9,164	$6,528

Note 14: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During fiscal 2018, the Company provided services representing approximately 27% of revenues to clients in the consumer products industry. During fiscal 2018, the Company provided services representing approximately 16% of revenues to clients in the transportation industry. During fiscal 2018, the Company provided services representing approximately 15% of revenues to clients in the energy and utilities industries.

One client comprised 12% of the Company’s revenues during 2018. The same client comprised 14% of the Company’s revenues during 2017. No other single client comprised more than 10% of the Company’s revenues during 2018 or 2017. No single client comprised more than 10% of the Company’s revenues during 2016. No single client comprised more than 10% of the Company’s accounts receivable at December 28, 2018. One client comprised 24% of the Company’s accounts receivable at December 29, 2017. No other single client comprised more than 10% of the Company’s accounts receivable at December 29, 2017.

Note 15: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2018	2017	2016

Cash paid during the year:
Income taxes	$28,636	$25,849	$22,280

Non-cash investing and financing activities:
Unrealized gain (loss) on investments	$191	$(90)	$(81)
Vested stock unit awards granted to settle accrued bonus	$7,643	$6,910	$6,334
Accrual for capital expenditures	$1,231	$148	$284

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

Segment information is presented for selected data from the statements of income and statements of cash flows for fiscal years 2018, 2017 and 2016. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 28, 2018 and December 29, 2017. Our CEO, the chief operating decision maker, does not review total assets in her evaluation of segment performance and capital allocation.

Revenues

	Fiscal Years
(In thousands)	2018	2017	2016

Engineering and Other Scientific	$306,265	$277,603	$248,297
Environmental and Health	73,258	70,196	66,779

Total revenues	$379,523	$347,799	$315,076

Operating Income

	Fiscal Years
(In thousands)	2018	2017	2016

Engineering and Other Scientific	$100,307	$93,451	$80,494
Environmental and Health	23,824	22,340	18,650

Total segment operating income	124,131	115,791	99,144

Corporate operating expense	(32,675)	(43,740)	(37,233)

Total operating income	$91,456	$72,051	$61,911

Capital Expenditures

	Fiscal Years
(In thousands)	2018	2017	2016

Engineering and Other Scientific	$4,528	$3,648	$4,309
Environmental and Health	199	218	124

Total segment capital expenditures	4,727	3,866	4,433

Corporate capital expenditures	12,654	859	9,960

Total capital expenditures	$17,381	$4,725	$14,393

Depreciation and Amortization

	Fiscal Years
(In thousands)	2018	2017	2016

Engineering and Other Scientific	$4,435	$4,449	$4,429
Environmental and Health	171	179	181

Total segment depreciation and amortization	4,606	4,628	4,610

Corporate depreciation and amortization	1,686	1,657	1,521

Total depreciation and amortization	$6,292	$6,285	$6,131

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2018	2017

United States	$44,181	$33,771
Foreign Countries	1,922	1,243

Total	$46,103	$35,014

Revenues (1)

	Fiscal Years
(In thousands)	2018	2017	2016

United States	$334,422	$308,406	$281,223
Foreign Countries	45,101	39,393	33,853

Total	$379,523	$347,799	$315,076

(1)     Geographic revenues are allocated based on the location of the client.

Below is a breakdown of goodwill, reported by segment as of December 28, 2018 and December 29, 2017:

	Environmental	Engineering and
(In thousands)	and Health	Other Scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for 2018, 2017 and 2016. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during 2018, 2017 and 2016.

Note 17: Related Party Transactions

Debra Zumwalt currently serves on the Company’s Board of Directors. Ms. Zumwalt is the Vice President and General Counsel for Stanford University. During the year ended December 28, 2018, the Company performed consulting services for Stanford University and recorded revenue of approximately $1.5 million.

Note 18: Subsequent Event

On January 31, 2019, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.16 per share to be paid on March 22, 2019 to all common stockholders of record as of March 8, 2019. The Board of Directors also authorized an additional $75 million for share repurchases.

On January 29th 2019, PG&E Corp. (“PG&E”) filed for bankruptcy under chapter 11 of the U.S. bankruptcy code. The Company’s total outstanding accounts receivable from PG&E as of December 28, 2018 was $5.6 million of which $2.1 million was paid during fiscal 2019 prior to the bankruptcy filing date. The Company continued to do work for PG&E during fiscal 2019 and the total outstanding accounts receivable from PG&E on the bankruptcy filing date of January 29, 2019 was $6.0 million. Due to the uncertainties associated with the bankruptcy process the Company believes that an impairment of the receivable is reasonably possible, however it is unable to estimate the amount of this receivable that will ultimately be collected. As such, the Company has not recorded an impairment charge related to this asset, but will do so once an impairment, if any, is determined to be probable and estimable.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

Fiscal 2018	March 30,	June 29,	September 28,	December 28,
(In thousands, except per share data)	2018	2018	2018	2018

Revenues before reimbursements	$90,684	$89,972	$88,714	$85,269
Revenues	96,457	95,621	95,302	92,143
Operating income	21,598	22,478	20,594	26,786
Income before income taxes	22,450	24,919	23,989	21,959

Net income	$20,340	$18,425	$17,453	$16,036

Net income per share
Basic	$0.39	$0.35	$0.33	$0.30
Diluted	$0.38	$0.34	$0.32	$0.30
Shares used in per share computations
Basic	52,744	53,008	53,032	52,839
Diluted	54,012	54,195	54,302	54,119

Fiscal 2017	March 31,	June 30,	September 29,	December 29,
(In thousands, except per share data)	2017	2017	2017	2017

Revenues before reimbursements	$80,467	$84,120	$82,359	$82,718
Revenues	84,122	87,840	87,555	88,282
Operating income	14,634	20,317	19,305	17,795
Income before income taxes	17,410	22,348	22,030	20,721

Net income (loss)	$16,576	$13,791	$14,643	$ (3,705) (1)

Net income per share
Basic	$0.32	$0.26	$0.28	$(0.07)
Diluted	$0.31	$0.26	$0.27	$(0.07)
Shares used in per share computations
Basic	52,604	52,830	52,740	52,726
Diluted	53,962	53,936	53,926	52,726

(1)     The decrease in net income and diluted earnings per share during the fourth quarter of 2017 was due to the impact of the tax legislation. During the fourth quarter of 2017, the Company recorded a tax expense of $16,507,000 related to the tax legislation signed into law during the fourth quarter of 2017. The Company has domestic deferred tax assets primarily associated with its deferred compensation plan and stock-based compensation program, which were previously valued at the federal corporate income tax rate of 35%. The Company’s deferred tax assets were re-measured at the lower enacted corporate tax rate of 21% which contributed $15,137,000 to the increase in income tax associated with the tax legislation. The Company also has foreign earnings that were subject to the mandatory repatriation tax. The total mandatory repatriation tax, net of the benefit of its foreign tax credits, contributed $1,370,000 to the increase in income tax expense associated with the tax legislation.

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
				Accounts
	Balance at	Provision	Provision	Written-off	Balance
	Beginning of	Charged to	Charged to	Net of	at End of
(In thousands)	Year	Expense	Revenues	Recoveries	Year
Year Ended December 28, 2018
Allowance for bad debt	$917	$293	$-	$(363)	$847
Allowance for contract losses	$2,609	$-	$1,940	$(1,330)	$3,219

Year Ended December 29, 2017
Allowance for bad debt	$923	$473	$-	$(479)	$917
Allowance for contract losses	$2,494	$-	$2,033	$(1,918)	$2,609

Year Ended December 30, 2016
Allowance for bad debt	$838	$443	$-	$(358)	$923
Allowance for contract losses	$1,954	$-	$2,009	$(1,469)	$2,494

(1) Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $28,000, $84,000 and $114,000 for fiscal years 2018, 2017 and 2016, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K. Unless otherwise indicated all filings are under SEC File Number 000-18655:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562).

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.1(iii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 28, 2015).

3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2018).

3.2(i)	Amended and Restated Bylaws of the Company, as amended and restated May 29, 2014 (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562).

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

*10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.15	Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*10.19	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.20	Services Agreement between the Company and Exponent Engineering P.C. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2006).

*10.24	Amendment No. 1 to Exponent, Inc. 1998 Nonstatutory Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

*10.25	Amendment No. 1 to Exponent, Inc. 1999 Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

*10.26	Amendment No. 1 to Exponent, Inc. 1999 Restricted Stock Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

*10.28	2008 Employee Stock Purchase Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.31	Form of Restricted Stock Unit Employee Bonus Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.32	Form of Restricted Stock Unit Employee Matching Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.33	Form of Restricted Stock Unit Director Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.34	Amended and Restated Restricted Stock Unit Bonus Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.35	Amended and Restated Restricted Stock Unit Matching Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.36	Amended and Restated Restricted Stock Unit Director Grant Agreement under the 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.37	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A filed on April 19, 2012).

*10.38	Exponent, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2010 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

*10.39	First Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended July 1, 2011).

*10.40	Second Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

*10.41	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

*10.42	Third Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

*10.43	Amendment to Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

*10.44	Fourth Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2010) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2014).

*10.45	Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

*10.46	Executive Compensation Clawback Policy (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2016).

*10.47	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A on April 18, 2017).

*10.48	Exponent, Inc. Amended and Restated 2008 Employee Stock Purchase Plan (filed as Appendix B to the Company’s Schedule 14A on April 18, 2017).

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

* Indicates management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 22, 2019	By:	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Catherine Ford Corrigan	Chief Executive Officer and Director	February 22, 2019
Catherine Ford Corrigan, Ph.D.	(Principal Executive Officer)

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial	February 22, 2019
Richard L. Schlenker, Jr.	Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Paul R. Johnston	Executive Chairman of the Board of Directors	February 22, 2019
Paul R. Johnston, Ph.D.

/s/ Carol Lindstrom	Director	February 22, 2019
Carol Lindstrom

/s/ Karen A. Richardson	Director	February 22, 2019
Karen A. Richardson

/s/ John B. Shoven	Director	February 22, 2019
John B. Shoven, Ph.D.

/s/ Debra L. Zumwalt	Director	February 22, 2019
Debra L. Zumwalt

