Form 10-Q
period 2019-03-29
EXPONENT INC
filed 2019-05-03
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EXPO	Nasdaq Global Select Market

As of April 26, 2019, the latest practicable date, the registrant had 51,901,032 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

March 29, 2019 and December 28, 2018

(in thousands, except par value)

(unaudited)

	March 29,	December 28,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$79,080	$127,059
Short-term investments	92,680	81,495
Accounts receivable, net of allowance for contract losses and doubtful accounts of $4,713 and $4,066 at March 29, 2019 and December 28, 2018, respectively	118,864	105,814
Prepaid expenses and other current assets	13,986	12,244
Total current assets	304,610	326,612

Property, equipment and leasehold improvements, net	50,854	46,103
Operating lease right-of-use assets	23,852	-
Goodwill	8,607	8,607
Deferred income taxes	33,878	34,090
Deferred compensation plan assets	66,395	52,286
Other assets	1,024	1,238
Total assets	$489,220	$468,936

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,377	$12,283
Accrued payroll and employee benefits	46,406	76,855
Deferred revenues	7,567	9,166
Operating lease liabilities	5,843	-
Total current liabilities	72,193	98,304

Other liabilities	2,702	2,548
Deferred compensation plan liabilities	66,670	52,708
Deferred rent	-	1,467
Operating lease liabilities	18,478	-
Total liabilities	160,043	155,027

Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at March 29, 2019 and December 28, 2018	66	66
Additional paid-in capital	238,916	227,283
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	109	(45)
Foreign currency translation adjustments	(2,691)	(2,808)
	(2,582)	(2,853)
Retained earnings	350,506	342,024
Treasury stock, at cost; 13,806 and 14,208 shares held at March 29, 2019 and December 28, 2018, respectively	(257,729)	(252,611)
Total stockholders’ equity	329,177	313,909
Total liabilities and stockholders’ equity	$489,220	$468,936

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three Months Ended March 29, 2019 and March 30, 2018

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018

Revenues:
Revenues before reimbursements	$93,401	$90,684
Reimbursements	5,630	5,773

Revenues	99,031	96,457

Operating expenses:
Compensation and related expenses	65,093	57,579
Other operating expenses	8,008	7,465
Reimbursable expenses	5,630	5,773
General and administrative expenses	4,546	4,042

Total operating expenses	83,277	74,859

Operating income	15,754	21,598

Other income, net:
Interest income, net	1,055	530
Miscellaneous income, net	6,513	322
Total other income, net	7,568	852

Income before income taxes	23,322	22,450

Income taxes	610	2,110

Net income	$22,712	$20,340

Net income per share:
Basic	$0.43	$0.39
Diluted	$0.42	$0.38

Shares used in per share computations:
Basic	52,536	52,744
Diluted	53,814	54,012

Cash dividends declared per common share	$0.16	$0.13

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 29, 2019 and March 30, 2018

(in thousands)

(unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018

Net income	$22,712	$20,340
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	117	739
Unrealized gains (losses) on available-for-sale investment securities arising during the period, net of tax	154	(40)

Comprehensive income	$22,983	$21,039

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended March 29, 2019
				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 28, 2018	65,707	$66	$227,283	$(2,853)	$342,024	14,208	$(252,611)	$313,909
Employee stock purchase plan	-	-	302	-	-	(7)	70	372
Amortization of unrecognized stock-based compensation	-	-	3,663	-	-	-	-	3,663
Foreign currency translation adjustments	-	-	-	117	-	-	-	117
Grant of restricted stock units to settle accrued bonus	-	-	7,947	-	-	-	-	7,947
Settlement of restricted stock units	-	-	(860)	-	(5,146)	(395)	(5,188)	(11,194)
Unrealized gain on investments	-	-	-	154	-	-	-	154
Dividends and dividend equivalent rights	-	-	581	-	(9,084)	-	-	(8,503)
Net income	-	-	-	-	22,712	-	-	22,712
Balance at March 29, 2019	65,707	$66	$238,916	$(2,582)	$350,506	13,806	$(257,729)	$329,177

	Three Months Ended March 30, 2018
				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 29, 2017	65,707	$66	$210,230	$(2,029)	$303,990	14,169	$(223,169)	$289,088
Employee stock purchase plan	-	-	230	-	-	(8)	80	310
Amortization of unrecognized stock-based compensation	-	-	4,057	-	-	-	-	4,057
Foreign currency translation adjustments	-	-	-	739	-	-	-	739
Grant of restricted stock units to settle accrued bonus	-	-	7,643	-	-	-	-	7,643
Settlement of restricted stock units	-	-	(806)	-	(5,892)	(463)	(1,939)	(8,637)
Unrealized gain on investments	-	-	-	(40)	-	-	-	(40)
Dividends and dividend equivalent rights	-	-	585	-	(7,460)	-	-	(6,875)
Net income	-	-	-	-	20,340	-	-	20,340
Balance at March 30, 2018	65,707	$66	$221,939	$(1,330)	$310,978	13,698	$(225,028)	$306,625

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 29, 2019 and March 30, 2018

(in thousands)

(unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018
Cash flows from operating activities:
Net income	$22,712	$20,340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,590	1,555
Amortization of premiums and accretion of discounts on short-term investments	(132)	-
Deferred rent	-	(74)
Provision for contract losses and doubtful accounts	788	561
Stock-based compensation	5,731	6,289
Deferred income tax provision	161	(815)
Changes in operating assets and liabilities:
Accounts receivable	(13,838)	(7,700)
Prepaid expenses and other current assets	(10,431)	(5,520)
Change in operating leases	(425)	-
Accounts payable and accrued liabilities	(333)	1,829
Accrued payroll and employee benefits	(16,477)	(12,383)
Deferred revenues	(1,599)	(390)
Net cash (used in) provided by operating activities	(12,253)	3,692

Cash flows from investing activities:
Capital expenditures	(5,670)	(6,810)
Purchase of short-term investments	(23,848)	(11,934)
Maturity of short-term investments	13,000	8,000
Net cash used in investing activities	(16,518)	(10,744)

Cash flows from financing activities:
Payroll taxes for restricted stock units	(11,194)	(8,637)
Exercise of stock-based payment awards	372	310
Dividends and dividend equivalents rights	(8,593)	(6,959)
Net cash used in financing activities	(19,415)	(15,286)

Effect of foreign currency exchange rates on cash and cash equivalents	207	696

Net decrease in cash and cash equivalents	(47,979)	(21,642)
Cash and cash equivalents at beginning of period	127,059	124,794
Cash and cash equivalents at end of period	$79,080	$103,152

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended March 29, 2019 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2018, which was filed with the U.S. Securities and Exchange Commission on February 22, 2019.

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

Dividend. The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Year 2019
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.16	$8,240
Total	$0.16	$8,240

	Fiscal Year 2018
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.13	$6,700
Second Quarter	0.13	6,764
Third Quarter	0.13	6,765
Fourth Quarter	0.13	6,723
Total	$0.52	$26,952

On April 18, 2019, the Company’s Board of Directors announced a cash dividend of $0.16 per share of the Company’s common stock, payable June 21, 2019 to stockholders of record as of June 7, 2019. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Recently Adopted Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted the ASU as of the beginning of its first quarter of fiscal 2019. A modified retrospective transition approach is required, requiring the application of the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on December 29, 2018 using the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before December 29, 2018.

The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company elected the practical expedient to include both lease and non-lease components as a single component and account for it as a lease for all asset classes. The Company also elected to apply the short-term lease exception for all leases. Under the short-term lease exception, the Company will not recognize ROU assets or lease liabilities for leases that, at the acquisition date, have a remaining lease term of 12 months or less.

The ASU had a material impact to the Company’s condensed consolidated balance sheet, but did not have an impact on its condensed consolidated statement of income. The most significant impact was the recognition of ROU assets and lease liabilities for its operating leases.

Note 2: Revenue Recognition

Substantially all of the Company’s engagements are performed under time and materials or fixed-price arrangements. For time and materials contracts, the Company utilizes the practical expedient under Accounting Standards Codification 606 – Revenue from Contracts with Customers, which states, if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided), the entity may recognize revenue in the amount to which the entity has a right to invoice. During the first quarter of fiscal 2019, the Company recognized revenue of $83,397,000 associated with time and materials contracts. These revenues represent 84% of the Company’s consolidated revenues and include revenues of $65,379,000 for the Company’s Engineering and Other Scientific segment and $18,018,000 for the Company’s Environmental and Health segment. During the first quarter of fiscal 2018, the Company recognized revenue of $83,171,000 associated with time and materials contracts. These revenues represent 86% of the Company’s consolidated revenues and include revenues of $64,557,000 for the Company’s Engineering and Other Scientific segment and $18,614,000 for the Company’s Environmental and Health segment. The Company’s time and materials contracts are terminable and subject to postponement or delay at any time by our clients, and as such, the performance obligations for all of the Company’s time and materials contracts have an original expected duration of one year or less.

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

During the first quarter of fiscal 2019 the Company recognized revenue of $15,634,000 associated with fixed-price contracts. These revenues represent 16% of the Company’s consolidated revenues and include revenues of $14,875,000 for the Company’s Engineering and Other Scientific segment and $759,000 for the Company’s Environmental and Health segment. During the first quarter of fiscal 2018 the Company recognized revenue of $13,286,000 associated with fixed-price contracts. These revenues represent 14% of the Company’s consolidated revenues and include revenues of $12,446,000 for the Company’s Engineering and Other Scientific segment and $840,000 for the Company’s Environmental and Health segment. The Company’s fixed-price contracts are terminable and subject to postponement or delay at any time by our clients, and as such, the performance obligations for all of the Company’s fixed-price contracts have an original expected duration of one year or less.

Deferred revenues represent amounts billed to clients in advance of services provided. During the first quarter of fiscal 2019, $3,411,000 of revenues were recognized that were included in the deferred revenue balance at December 28, 2018.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $4.2 million during the first quarter of fiscal 2019. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $10.2 million during the first quarter of fiscal 2018.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three months ended March 29, 2019 and March 30, 2018. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 29, 2019:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market securities (1)	$770	$770	$-	$-

Fixed income available-for-sale securities (2)	92,680	-	92,680	-

Fixed income trading securities held in deferred compensation plan (3)	25,504	25,504	-	-

Equity trading securities held in deferred compensation plan (3)	46,240	46,240	-	-
Total	$165,194	$72,514	$92,680	$-

Liabilities
Deferred compensation plan (4)	73,119	73,119	-	-
Total	$73,119	$73,119	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 28, 2018:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$6,213	$6,213	$-	$-

Fixed income available for sale securities (2)	81,495	-	81,495	-

Fixed income trading securities held in deferred compensation plan (3)	18,618	18,618	-	-

Equity trading securities held in deferred compensation plan (3)	39,160	39,160	-	-
Total	$145,486	$63,991	$81,495	$-

Liabilities
Deferred compensation plan (4)	59,349	59,349	-	-
Total	$59,349	$59,349	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of March 29, 2019 and December 28, 2018 represent obligations of the United States Treasury and other United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of March 29, 2019:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$73,310	$-	$-	$73,310

Cash equivalents:
Money market securities	770	-	-	770
U.S. Treasury securities	5,000	-	-	5,000
Total cash equivalents	5,770	-	-	5,770
Total cash and cash equivalents	79,080	-	-	79,080

Short-term investments:
U.S. Treasury and agency securities	92,613	174	(107)	92,680
Total short-term investments	92,613	174	(107)	92,680

Total cash, cash equivalents and short-term investments	$171,693	$174	$(107)	$171,760

Cash, cash equivalents and short-term investments consisted of the following as of December 28, 2018:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value

Classified as current assets:
Cash	$120,846	$-	$-	$120,846

Cash equivalents:
Money market securities	6,213	-	-	6,213
Total cash equivalents	6,213	-	-	6,213
Total cash and cash equivalents	127,059	-	-	127,059

Short-term investments:
U.S. Treasury and agency securities	81,634	91	(230)	81,495
Total short-term investments	81,634	91	(230)	81,495

Total cash, cash equivalents and short-term investments	$208,693	$91	$(230)	$208,554

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of March 29, 2019:

	Amortized	Estimated
(In thousands)	Cost	Fair Value

Due within one year	$46,919	$46,815
Due between one and two years	45,694	45,865
Total	$92,613	$92,680

At March 29, 2019 and December 28, 2018, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at March 29, 2019 and December 28, 2018, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at March 29, 2019 and December 28, 2018 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three months ended March 29, 2019 and March 30, 2018.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	March 29, 2019	March 30, 2018

Shares used in basic per share computation	52,536	52,744
Effect of dilutive common stock options outstanding	455	322
Effect of dilutive restricted stock units outstanding	823	946

Shares used in diluted per share computation	53,814	54,012

Common stock options to purchase 24,176 shares were excluded from the diluted per share calculation for the three months ended March 29, 2019 due to their antidilutive effect. The weighted-average exercise price for the antidilutive shares was $54.95 for the three months ended March 29, 2019. There were no options excluded from the diluted per share calculations for the three months ended March 30, 2018.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,068,000 and $2,232,000 during the three months ended March 29, 2019 and March 30, 2018, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,530,000 and $3,508,000 during the three months ended March 29, 2019 and March 30, 2018, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. The Company recorded stock-based compensation expense associated with stock option grants of $133,000 and $549,000 during the three months ended March 29, 2019 and March 30, 2018, respectively.

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

Note 6: Treasury Stock

On October 19, 2016, the Company’s Board of Directors announced $35,000,000 for the repurchase of shares of the Company’s common stock. On January 31, 2019, the Company’s Board of Directors announced an additional $75,000,000 for the repurchase of shares of the Company’s common stock.

The Company did not repurchase any shares of its common stock during the three months ended March 29, 2019 and March 30, 2018. As of March 29, 2019, the Company had remaining authorization under its stock repurchase plans of $92,462,000 to repurchase shares of common stock.

Note 7: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of March 29, 2019 and December 28, 2018, the invested amounts under the plans totaled $71,744,000 and $57,778,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of March 29, 2019 and December 28, 2018, vested amounts due under the plans totaled $73,119,000 and $59,349,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended March 29, 2019 and March 30, 2018, the Company recognized compensation expense of $5,869,000 and ($305,000), respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	March 29, 2019	March 30, 2018

Cash paid during period:

Income taxes	$440	$678

Non-cash investing and financing activities:

Unrealized gain (loss) on short-term investments	$154	$(40)

Vested stock unit awards issued to settle accrued bonuses	$7,947	$7,643

Accrual for capital expenditures	$1,903	$299

Right-of-use asset obtained in exchange for operating lease obligations	$25,653	$-

Note 9: Accounts Receivable, Net

At March 29, 2019 and December 28, 2018, accounts receivable, net, was comprised of the following:

	March 29,	December 28,
(In thousands)	2019	2018

Billed accounts receivable	$78,814	$73,905
Unbilled accounts receivable	44,763	35,975
Allowance for contract losses and doubtful accounts	(4,713)	(4,066)
Total accounts receivable, net	$118,864	$105,814

On January 29th 2019, PG&E Corp. (“PG&E”) filed for bankruptcy under chapter 11 of the U.S. bankruptcy code. The Company’s total outstanding accounts receivable from PG&E on the bankruptcy filing date of January 29, 2019 was $6.0 million. The Company currently expects to collect substantially all of the pre-bankruptcy accounts receivable from PG&E. However, due to the risks and uncertainties inherent in the bankruptcy process, the amount ultimately collected could differ from the Company’s current expectation. The Company continues to do work for PG&E post–bankruptcy filing and expects to be paid for this work in the ordinary course of business. Under the United States Bankruptcy code, PG&E is required to pay all post-bankruptcy expenses in the normal course of business. If they do not do so, the Company is eligible to have the post-bankruptcy obligation categorized as an administrative expense entitled to priority over most pre-bankruptcy creditors.

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

Segment information for the three months ended March 29, 2019 and March 30, 2018 follows:

Revenues
	Three Months Ended
(In thousands)	March 29, 2019	March 30, 2018

Engineering and Other Scientific	$80,254	$77,047
Environmental and Health	18,777	19,410

Total revenues	$99,031	$96,457

Operating Income
	Three Months Ended
(In thousands)	March 29, 2019	March 30, 2018

Engineering and Other Scientific	$25,974	$25,913
Environmental and Health	6,196	6,624

Total segment operating income	32,170	32,537

Corporate operating expense	(16,416)	(10,939)

Total operating income	$15,754	$21,598

Capital Expenditures
	Three Months Ended
(In thousands)	March 29, 2019	March 30, 2018

Engineering and Other Scientific	$1,778	$813
Environmental and Health	43	51

Total segment capital expenditures	1,821	864

Corporate capital expenditures	4,520	5,946

Total capital expenditures	$6,341	$6,810

Depreciation and Amortization
	Three Months Ended
(In thousands)	March 29, 2019	March 30, 2018

Engineering and Other Scientific	$1,121	$1,095
Environmental and Health	45	39

Total segment depreciation and amortization	1,166	1,134

Corporate depreciation and amortization	424	421

Total depreciation and amortization	$1,590	$1,555

No single client comprised more than 10% of the Company’s revenues during the three months ended March 29, 2019. One client comprised 16% of the Company’s revenues during the three months ended March 30, 2018. No other single client comprised more than 10% of the Company’s revenues during the three months ended March 30, 2018. One client comprised 13% of the Company’s accounts receivable at March 29, 2019. No single client comprised more than 10% of the Company’s accounts receivable at December 28, 2018.

Note 11: Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of March 29, 2019.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization of operating lease ROU assets and the change in operating lease liabilities is disclosed as a single line item in the condensed consolidated statement of cash flows.

The Company leases office, laboratory, and storage space in 13 states and the District of Columbia, as well as in Germany, China, Hong Kong, Singapore, Switzerland and the United Kingdom. Leases for these office, laboratory, and storage facilities have terms generally ranging between one and ten years. Some of these leases include options to extend or terminate the lease, none of which are currently included in the lease term as the Company has determined that exercise of these options is not reasonably certain.

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of March 29, 2019, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances but are not material.

The Company leases excess space in its Silicon Valley facility. Rental income of $741,000 was included in other income for the three months ended March 29, 2019.

The components of lease expense included in other operating expenses on the condensed consolidated statement of income were as follows:

(In thousands)	Three Months Ended March 29, 2019

Operating lease cost	$1,870

Variable lease cost	$380

Short-term lease cost	$95

Supplemental cash flow information related to operating leases was as follows:

(In thousands)	Three Months Ended March 29, 2019

Cash paid for amounts included in the measurement of lease liabilities:	$2,534

Supplemental balance sheet information related to operating leases was as follows:

Three Months Ended March 29, 2019

Weighted Average Remaining Lease Term	5.6 years

Weighted Average Discount Rate	4.5%

Maturities of operating lease liabilities as of March 29, 2019:

Operating
(In thousands)	Leases
2019 (excluding three months ended March 29, 2019)	$4,700
2020	6,001
2021	4,950
2022	3,894
2023	2,601
2024	1,693
2025	1,491
2026	1,507
2027	1,466
Total lease payments	$28,303
Less imputed interest	(3,982)
Total lease liability	$24,321

Note 12: Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2018, which are contained in our fiscal 2018 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 22, 2019 (our “2018 Annual Report”).

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the three months ended March 29, 2019, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 28, 2018.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2019 increased 3% to $99,031,000 as compared to $96,457,000 during the same period last year. Revenues before reimbursements for the first quarter of 2019 increased 3% to $93,401,000 as compared to $90,684,000 during the same period last year. We experienced strong demand for our consulting services from a diverse set of clients for both proactive and reactive projects. During the first quarter of 2019, we deployed our interdisciplinary teams across multiple industry domains, allowing us to address the complex problems associated with integrated technologies. We leveraged the success of our large user study led by our human factors practice, and expanded our reach across new use cases as our clients look to unlock the power of data to inform artificial intelligence systems. Our expertise in battery technologies continues to be a source of strength as we expand into mobility devices. We also experienced increased demand for integrity management consulting related to electrical infrastructure, and engineering and construction management expertise on large international capital projects.

During the first quarter of 2019 we had strong growth in our human factors, materials & corrosion engineering, thermal sciences, structural engineering, construction consulting, and chemical regulation and food safety practices. During the first quarter of 2018, we worked on a large human factors assessment for a client in the consumer products industry. This project represented approximately 8% of our revenues before reimbursements in the first quarter of 2018. We completed this project during the third quarter of 2018. While we do not anticipate another project of this scale, we expanded our human factors practice during the first quarter of 2019 and are currently engaged with a variety of clients in the consumer products industry.

Net income increased 12% to $22,712,000 during the first quarter of 2019 as compared to $20,340,000 during the same period last year. Diluted earnings per share increased to $0.42 per share as compared to $0.38 in the same period last year. The increase in net income and diluted earnings per share was primarily due to a decrease in our effective tax rate. The decrease in the effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards increased to $5,670,000 during the first quarter of 2019 as compared to $3,906,000 during the same period last year.

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

Overview of the Three Months Ended March 29, 2019

During the first quarter of 2019 and 2018, billable hours were 329,000. Our utilization decreased to 72% during the first quarter of 2019 as compared to 77% during the same period last year. Technical full-time equivalent employees increased 7% to 883 during the first quarter of 2019 as compared to 825 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended March 29, 2019 compared to Three Months Ended March 30, 2018

Revenues
	Three Months Ended
(in thousands, except percentages)	March 29, 2019	March 30, 2018	Percent Change

Engineering and Other Scientific	$80,254	$77,047	4.2%
Percentage of total revenues	81.0%	79.9%
Environmental and Health	18,777	19,410	(3.3)%
Percentage of total revenues	19.0%	20.1%

Total revenues	$99,031	$96,457	2.7%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first quarter of 2019, billable hours for this segment increased by 2% to 258,000 as compared to 254,000 during the same period last year. Utilization for this segment decreased to 73% during the first quarter of 2019 as compared to 78% during the same period last year. The increase in billable hours was due to strong growth in our human factors, materials & corrosion engineering, thermal sciences, structural engineering and construction consulting practices. The human factors practice is leveraging our user research laboratory in Phoenix, as well as our global footprint, to collect diverse data sets for clients. Our interdisciplinary team of materials scientists, thermal scientists and structural engineers are advising utility clients regarding infrastructure integrity management. Our construction consulting practice is teaming with several of our engineering practices to support international arbitrations related to issues on large capital projects. The decrease in utilization was due to the completion of the large human factors assessment in the middle of the third quarter of 2018. Technical full-time equivalent employees in this segment increased 8% to 679 during the first quarter of 2019 as compared to 628 for the same period last year due to our continuing recruiting and retention efforts.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours. During the first quarter of 2019, billable hours for this segment decreased by 5% to 71,000 as compared to 75,000 during the same period last year. Utilization in this segment decreased to 67% during the first quarter of 2019 as compared to 73% during the same period last year. The decrease in billable hours and utilization was due to this segment’s contribution to the large human factor assessment during the first quarter of 2018. This assessment was completed in the middle of the third quarter of 2018. The decrease in billable hours and utilization due to the completion of the large human factors assessment was partially offset by growth related to work evaluating the effect of chemicals on human health and the environment. Technical full-time equivalent employees in this segment increased by 4% to 204 during the first quarter of 2019 as compared to 197 during the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses
	Three Months Ended
(in thousands, except percentages)	March 29, 2019	March 30, 2018	Percent Change

Compensation and related expenses	$65,093	$57,579	13.0%
Percentage of total revenues	65.7%	59.7%

The increase in compensation and related expenses during the first quarter of 2019 was due to a change in the value of assets associated with our deferred compensation plan and an increase in payroll expense partially offset by a decrease in bonus expense. Payroll expense increased $2,201,000 due to the increase in technical full-time equivalent employees. Bonus expense decreased by $777,000 during the first quarter of 2019 due to a corresponding decrease to income before income taxes, before interest income, before bonus expense, and before stock-based compensation. During the first quarter of 2019, deferred compensation expense increased $6,174,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $5,869,000 during the first quarter of 2019 as compared to a decrease in the value of plan assets of $305,000 during the same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses
	Three Months Ended
(in thousands, except percentages)	March 29, 2019	March 30, 2018	Percent Change

Other operating expenses	$8,008	$7,465	7.3%
Percentage of total revenues	8.1%	7.7%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first quarter of 2019 was primarily due to an increase in occupancy expense of $256,000, an increase in technical materials of $134,000, and an increase in information technology expenses of $104,000. These increases were due to our increase in technical full-time equivalent employees and investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses
	Three Months Ended
(in thousands, except percentages)	March 29, 2019	March 30, 2018	Percent Change

Reimbursable expenses	$5,630	$5,773	(2.5)%
Percentage of total revenues	5.7%	6.0%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses
	Three Months Ended
(in thousands, except percentages)	March 29, 2019	March 30, 2018	Percent Change

General and administrative expenses	$4,546	$4,042	12.5%
Percentage of total revenues	4.6%	4.2%

The increase in general and administrative expenses during the first quarter of 2019 was primarily due to an increase in travel and meals of $354,000 and an increase in outside consulting of $138,000. The increase in travel and meals was due to the increase in technical full time equivalent employees and an increase in business development activities. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development initiatives, and pursue staff development initiatives.

Other Income, Net
	Three Months Ended
(in thousands, except percentages)	March 29, 2019	March 30, 2018	Percent Change

Other income, net	$7,568	$852	788.3%
Percentage of total revenues	7.6%	0.9%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was primarily due to an increase in interest income of $525,000 and a change in the value of assets associated with our deferred compensation plan. The increase in interest income was due to higher interest rates for our cash equivalents and short-term investments. During the first quarter of 2019, other income, net, increased $6,174,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $5,869,000 during the first quarter of 2019 as compared to a decrease in the value of the plan assets of $305,000 during the same period last year.

Income Taxes
	Three Months Ended
(in thousands, except percentages)	March 29, 2019	March 30, 2018	Percent Change

Income taxes	$610	$2,110	(71.1)%
Percentage of total revenues	0.6%	2.2%
Effective tax rate	2.6%	9.4%

The decrease in the effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards increased to $5,670,000 during the first quarter of 2019 as compared to $3,906,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 26.9% during the first quarter of 2019 as compared to 26.8% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in thousands)	March 29, 2019	March 30, 2018

Net cash (used in) / provided by operating activities	$(12,253)	$3,692
Net cash used in investing activities	(16,518)	(10,744)
Net cash used in financing activities	(19,415)	(15,286)

We financed our business during the first three months of 2019 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of March 29, 2019, our cash, cash equivalents and short-term investments were $171.8 million compared to $208.6 million at December 28, 2018. We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is collections from our clients. Our primary uses of cash from operating activities are for employee related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel. The decrease in net cash provided by operating activities was primarily due to a larger increase in accounts receivable and a larger decrease in accrued payroll and employee benefits.

The increase in net cash used in investing activities during the first three months of 2019, as compared to the same period last year was due to an increase in the purchase of short-term investments, net of maturities.

The increase in net cash used in financing activities during the first three months of 2019, as compared to the same period last year, was due to an increase in payroll taxes for restricted stock units and an increase in dividend payments.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase shares of common stock under our stock repurchase programs, pay dividends or strategically acquire professional service firms that are complementary to our business.

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2018 Annual Report. There have been no material changes in our contractual obligations since December 28, 2018.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $66,670,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at March 29, 2019. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of March 29, 2019, invested amounts under the plan of $66,395,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended March 29, 2019:

	Three Months Ended
(in thousands, except percentages)	March 29, 2019	March 30, 2018

Revenues before reimbursements	$93,401	$90,684

EBITDA	$23,857	$23,475

EBITDA as a % of revenues before reimbursements	25.5%	25.9%

The decrease in EBITDA as a percentage of revenues before reimbursements during the first quarter of 2019 as compared to the same period last year was due to a decrease in utilization. Utilization for the first quarter of 2019 was 72% as compared to 77% during the same period last year.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended March 29, 2019:

	Three Months Ended
(in thousands)	March 29, 2019	March 30, 2018

Net income	$22,712	$20,340

Add back (subtract):

Income taxes	610	2,110
Interest income, net	(1,055)	(530)
Depreciation and amortization	1,590	1,555

EBITDA	23,857	23,475

Stock-based compensation	5,731	6,289

EBITDAS	$29,588	$29,764

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

At March 29, 2019, we had net assets of approximately $5.4 million with a functional currency of the British Pound, net assets of approximately $4.7 million with a functional currency of the Euro, and net assets of approximately $5.6 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At March 29, 2019, we had net assets denominated in the non-functional currency of approximately $2,371,000.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of March 29, 2019, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended March 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 29th 2019, PG&E Corp. (“PG&E”) filed for bankruptcy under chapter 11 of the U.S. bankruptcy code. Our total outstanding accounts receivable from PG&E on the bankruptcy filing date of January 29, 2019 was $6.0 million. We currently expect to collect substantially all of the pre-bankruptcy accounts receivable from PG&E. However, due to the risks and uncertainties inherent in the bankruptcy process, the amount ultimately collected could differ from our current expectation. We continue to do work for PG&E post–bankruptcy filing and expect to be paid for this work in the ordinary course of business. Under the United States Bankruptcy code, PG&E is required to pay all post-bankruptcy expenses in the normal course of business. If they do not do so, we are eligible to have the post-bankruptcy obligation categorized as an administrative expense entitled to priority over most pre-bankruptcy creditors.

We hold substantial investments that could present liquidity risks.

Our cash equivalent and short-term investment portfolio as of March 29, 2019, consisted primarily of obligations of U.S. government agencies and the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of March 29, 2019 we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended March 29, 2019 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)

December 29 to January 25	-	$-	-	$17,462
Additional funds authorized for share repurchases				$75,000
January 26 to February 22	-	-	-	$92,462
February 23 to March 29	-	-	-	$92,462
Total	-	$-	-	$92,462

(1)	On October 19, 2016, the Company’s Board of Directors announced $35,000,000 for the repurchase of the Company’s common stock. On January 31, 2019, the Company’s Board of Directors announced $75,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration date.

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

Date: May 3, 2019
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer

- 34 -