Form 10-Q
period 2019-06-28
EXPONENT INC
filed 2019-08-02
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to___________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EXPO	Nasdaq Global Select Market

As of July 26, 2019, the latest practicable date, the registrant had 51,919,297 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

June 28, 2019 and December 28, 2018

(in thousands, except par value)

(unaudited)

	June 28, 2019	December 28, 2018
Assets
Current assets:
Cash and cash equivalents	$104,452	$127,059
Short-term investments	90,022	81,495
Accounts receivable, net of allowance for contract losses and doubtful accounts of $5,342 and $4,066 at June 28, 2019 and December 28, 2018, respectively	129,735	105,814
Prepaid expenses and other current assets	10,452	12,244
Total current assets	334,661	326,612
Property, equipment and leasehold improvements, net	56,112	46,103
Operating lease right-of-use assets	22,729	-
Goodwill	8,607	8,607
Deferred income taxes	34,099	34,090
Deferred compensation plan assets	63,484	52,286
Other assets	949	1,238
Total assets	$520,641	$468,936
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$19,678	$12,283
Accrued payroll and employee benefits	58,910	76,855
Deferred revenues	8,550	9,166
Operating lease liabilities	5,746	-
Total current liabilities	92,884	98,304
Other liabilities	2,846	2,548
Deferred compensation plan liabilities	63,391	52,708
Deferred rent	-	1,467
Operating lease liabilities	17,668	-
Total liabilities	176,789	155,027
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at June 28, 2019 and December 28, 2018	66	66
Additional paid-in capital	240,930	227,283
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	358	(45)
Foreign currency translation adjustments	(2,932)	(2,808)
	(2,574)	(2,853)
Retained earnings	362,959	342,024
Treasury stock, at cost; 13,788 and 14,208 shares held at June 28, 2019 and December 28, 2018, respectively	(257,529)	(252,611)
Total stockholders’ equity	343,852	313,909
Total liabilities and stockholders’ equity	$520,641	$468,936

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 28, 2019 and June 29, 2018

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenues:
Revenues before reimbursements	$100,263	$89,972	$193,664	$180,656
Reimbursements	6,243	5,649	11,873	11,422
Revenues	106,506	95,621	205,537	192,078
Operating expenses:
Compensation and related expenses	61,997	55,458	127,090	113,037
Other operating expenses	8,095	7,566	16,103	15,031
Reimbursable expenses	6,243	5,649	11,873	11,422
General and administrative expenses	5,348	4,470	9,894	8,512
Total operating expenses	81,683	73,143	164,960	148,002
Operating income	24,823	22,478	40,577	44,076
Other income, net:
Interest income, net	924	543	1,979	1,073
Miscellaneous income, net	3,104	1,898	9,617	2,220
Total other income, net	4,028	2,441	11,596	3,293
Income before income taxes	28,851	24,919	52,173	47,369
Income taxes	7,857	6,494	8,467	8,604
Net income	$20,994	$18,425	$43,706	$38,765
Net income per share:
Basic	$0.40	$0.35	$0.83	$0.73
Diluted	$0.39	$0.34	$0.81	$0.72
Shares used in per share computations:
Basic	52,745	53,008	52,641	52,876
Diluted	53,872	54,195	53,849	54,111
Cash dividends declared per common share	$0.16	$0.13	$0.32	$0.26

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 28, 2019 and June 29, 2018

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net income	$20,994	$18,425	$43,706	$38,765
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(241)	(1,368)	(124)	(629)
Unrealized gains (losses) on available-for-sale investment securities arising during the period, net of tax	249	19	403	(21)
Comprehensive income	$21,002	$17,076	$43,985	$38,115

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three and Six Months Ended June 28, 2019
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 28, 2018	65,707	$66	$227,283	$(2,853)	$342,024	14,208	$(252,611)	$313,909
Employee stock purchase plan	-	-	302	-	-	(7)	70	372
Amortization of unrecognized stock-based compensation	-	-	3,663	-	-	-	-	3,663
Foreign currency translation adjustments	-	-	-	117	-	-	-	117
Grant of restricted stock units to settle accrued bonus	-	-	7,947	-	-	-	-	7,947
Settlement of restricted stock units	-	-	(860)	-	(5,146)	(395)	(5,188)	(11,194)
Unrealized gain on investments	-	-	-	154	-	-	-	154
Dividends and dividend equivalent rights	-	-	581	-	(9,084)	-	-	(8,503)
Net income	-	-	-	-	22,712	-	-	22,712
Balance at March 29, 2019	65,707	$66	$238,916	$(2,582)	$350,506	13,806	$(257,729)	$329,177
Employee stock purchase plan	-	-	385	-	-	(8)	88	473
Amortization of unrecognized stock-based compensation	-	-	1,685	-	-	-	-	1,685
Foreign currency translation adjustments	-	-	-	(241)	-	-	-	(241)
Settlement of restricted stock units	-	-	(101)	-	-	(10)	112	11
Unrealized gain on investments	-	-	-	249	-	-	-	249
Dividends and dividend equivalent rights	-	-	45	-	(8,541)	-	-	(8,496)
Net income	-	-	-	-	20,994	-	-	20,994
Balance at June 28, 2019	65,707	$66	$240,930	$(2,574)	$362,959	13,788	$(257,529)	$343,852

	Three and Six Months Ended June 29, 2018
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 29, 2017	65,707	$66	$210,230	$(2,029)	$303,990	14,169	$(223,169)	$289,088
Employee stock purchase plan	-	-	230	-	-	(8)	80	310
Amortization of unrecognized stock-based compensation	-	-	4,057	-	-	-	-	4,057
Foreign currency translation adjustments	-	-	-	739	-	-	-	739
Grant of restricted stock units to settle accrued bonus	-	-	7,643	-	-	-	-	7,643
Settlement of restricted stock units	-	-	(806)	-	(5,892)	(463)	(1,939)	(8,637)
Unrealized gain on investments	-	-	-	(40)	-	-	-	(40)
Dividends and dividend equivalent rights	-	-	585	-	(7,460)	-	-	(6,875)
Net income	-	-	-	-	20,340	-	-	20,340
Balance at March 30, 2018	65,707	$66	$221,939	$(1,330)	$310,978	13,698	$(225,028)	$306,625
Employee stock purchase plan	-	-	302	-	-	(8)	80	382
Amortization of unrecognized stock-based compensation	-	-	1,576	-	-	-	-	1,576
Foreign currency translation adjustments	-	-	-	(1,368)	-	-	-	(1,368)
Settlement of restricted stock units	-	-	(194)	-	-	(21)	194	-
Unrealized gain on investments	-	-	-	19	-	-	-	19
Dividends and dividend equivalent rights	-	-	73	-	(6,966)	-	-	(6,893)
Net income	-	-	-	-	18,425	-	-	18,425
Balance at June 29, 2018	65,707	$66	$223,696	$(2,679)	$322,437	13,669	$(224,754)	$318,766

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 28, 2019 and June 29, 2018

(in thousands)

(unaudited)

	Six Months Ended
	June 28, 2019	June 29, 2018
Cash flows from operating activities:
Net income	$43,706	$38,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,232	3,149
Amortization of premiums and accretion of discounts on short-term investments	(298)	(19)
Deferred rent	-	(153)
Provision for contract losses and doubtful accounts	1,786	782
Stock-based compensation	9,741	10,033
Deferred income tax provision	(141)	(1,379)
Changes in operating assets and liabilities:
Accounts receivable	(25,707)	(7,214)
Prepaid expenses and other current assets	(1,760)	(4,553)
Change in operating leases	(209)	-
Accounts payable and accrued liabilities	6,846	(3,018)
Accrued payroll and employee benefits	(11,761)	(8,182)
Deferred revenues	(616)	(295)
Net cash provided by operating activities	24,819	27,916
Cash flows from investing activities:
Capital expenditures	(12,494)	(8,949)
Purchase of short-term investments	(38,693)	(19,939)
Maturity of short-term investments	31,000	16,000
Net cash used in investing activities	(20,187)	(12,888)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(11,183)	(8,637)
Exercise of stock-based payment awards	845	692
Dividends and dividend equivalents rights	(16,899)	(13,732)
Net cash used in financing activities	(27,237)	(21,677)
Effect of foreign currency exchange rates on cash and cash equivalents	(2)	(372)
Net decrease in cash and cash equivalents	(22,607)	(7,021)
Cash and cash equivalents at beginning of period	127,059	124,794
Cash and cash equivalents at end of period	$104,452	$117,773

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission.  Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature.  The operating results for the three and six months ended June 28, 2019 are not necessarily representative of the results of future quarterly or annual periods.  The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2018, which was filed with the U.S. Securities and Exchange Commission on February 22, 2019.

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

Note 2:  Revenue Recognition

Substantially all of the Company’s engagements are performed under time and materials or fixed-price arrangements. For time and materials contracts, the Company utilizes the practical expedient under Accounting Standards Codification 606 – Revenue from Contracts with Customers, which states, if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided), the entity may recognize revenue in the amount to which the entity has a right to invoice. During the second quarter of 2019, the Company recognized revenue of $90,553,000 associated with time and materials contracts. These revenues represent 85% of the Company’s consolidated revenues and include revenues of $71,761,000 for the Company’s Engineering and Other Scientific segment and $18,792,000 for the Company’s Environmental and Health segment. During the first six months of 2019, the Company recognized revenue of $173,950,000 associated with time and materials contracts. These revenues represent 85% of the Company’s consolidated revenues and include revenues of $137,140,000 for the Company’s Engineering and Other Scientific segment and $36,810,000 for the Company’s Environmental and Health segment. During the second quarter of 2018, the Company recognized revenue of $79,965,000 associated with time and materials contracts. These revenues represent 84% of the Company’s consolidated revenues and include revenues of $62,347,000 for the Company’s Engineering and Other Scientific segment and $17,618,000 for the Company’s Environmental and Health segment. During the first six months of 2018, the Company recognized revenue of $163,136,000 associated with time and materials contracts. These revenues represent 85% of the Company’s consolidated revenues and include revenues of $126,948,000 for the Company’s Engineering and Other Scientific segment and $36,188,000 for the Company’s Environmental and Health segment. The Company’s time and materials contracts are terminable and subject to postponement or delay at any time by its clients, and as such, the performance obligations for all of the Company’s time and materials contracts have an original expected duration of one year or less.

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

During the second quarter of 2019 the Company recognized revenue of $15,953,000 associated with fixed-price contracts. These revenues represent 15% of the Company’s consolidated revenues and include revenues of $15,059,000 for the Company’s Engineering and Other Scientific segment and $894,000 for the Company’s Environmental and Health segment. During the first six months of 2019 the Company recognized revenue of $31,587,000 associated with fixed-price contracts. These revenues represent 15% of the Company’s consolidated revenues and include revenues of $29,934,000 for the Company’s Engineering and Other Scientific segment and $1,653,000 for the Company’s Environmental and Health segment. During the second quarter of 2018 the Company recognized revenue of $15,656,000 associated with fixed-price contracts. These revenues represent 16% of the Company’s consolidated revenues and include revenues of $14,733,000 for the Company’s Engineering and Other Scientific segment and $923,000 for the Company’s Environmental and Health segment. During the first six months of 2018, the Company recognized revenue of $28,942,000 associated with fixed-price contracts. These revenues represent 15% of the Company’s consolidated revenues and include revenues of $27,179,000 for the Company’s Engineering and Other Scientific segment and $1,763,000 for the Company’s Environmental and Health segment. The Company’s fixed-price contracts are terminable and subject to postponement or delay at any time by our clients, and as such, the performance obligations for all of the Company’s fixed-price contracts have an original expected duration of one year or less.

Deferred revenues represent amounts billed to clients in advance of services provided. During the second quarter of 2019, $1,876,000 of revenues were recognized that were included in the deferred revenue balance at March 29, 2019. During the first six months of 2019, $4,481,000 of revenues were recognized that were included in the deferred revenue balance at December 28, 2018.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $6.2 million during the second quarter of 2019. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $10.4 million during the first six months of 2019. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $5.8 million during the second quarter of 2018. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $11.4 million during the first six months of 2018.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and six months ended June 28, 2019 and June 29, 2018. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 28, 2019:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$4,222	$4,222	$-	$-
Fixed income available-for-sale securities (2)	90,022	-	90,022	-
Fixed income trading securities held in deferred compensation plan (3)	21,845	21,845	-	-
Equity trading securities held in deferred compensation plan (3)	47,540	47,540	-	-
Total	$163,629	$73,607	$90,022	$-
Liabilities
Deferred compensation plan (4)	69,742	69,742	-	-
Total	$69,742	$69,742	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 28, 2018:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$6,213	$6,213	$-	$-
Fixed income available for sale securities (2)	81,495	-	81,495	-
Fixed income trading securities held in deferred compensation plan (3)	18,618	18,618	-	-
Equity trading securities held in deferred compensation plan (3)	39,160	39,160	-	-
Total	$145,486	$63,991	$81,495	$-
Liabilities
Deferred compensation plan (4)	59,349	59,349	-	-
Total	$59,349	$59,349	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of June 28, 2019 and December 28, 2018 represent obligations of the United States Treasury and other United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of June 28, 2019:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$95,230	$-	$-	$95,230
Cash equivalents:
Money market securities	4,222	-	-	4,222
U.S. Treasury securities	5,000	-	-	5,000
Total cash equivalents	9,222	-	-	9,222
Total cash and cash equivalents	104,452	-	-	104,452
Short-term investments:
U.S. Treasury and agency securities	89,623	423	(24)	90,022
Total short-term investments	89,623	423	(24)	90,022
Total cash, cash equivalents and short-term investments	$194,075	$423	$(24)	$194,474

Cash, cash equivalents and short-term investments consisted of the following as of December 28, 2018:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$120,846	$-	$-	$120,846
Cash equivalents:
Money market securities	6,213	-	-	6,213
Total cash equivalents	6,213	-	-	6,213
Total cash and cash equivalents	127,059	-	-	127,059
Short-term investments:
U.S. Treasury and agency securities	81,634	91	(230)	81,495
Total short-term investments	81,634	91	(230)	81,495
Total cash, cash equivalents and short-term investments	$208,693	$91	$(230)	$208,554

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of June 28, 2019:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due within one year	$51,880	$51,910
Due between one and two years	37,743	38,112
Total	$89,623	$90,022

At June 28, 2019 and December 28, 2018, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at June 28, 2019 and December 28, 2018, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at June 28, 2019 and December 28, 2018 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and six months ended June 28, 2019 and June 29, 2018.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Shares used in basic per share computation	52,745	53,008	52,641	52,876
Effect of dilutive common stock options outstanding	470	398	463	362
Effect of dilutive restricted stock units outstanding	657	789	745	873
Shares used in diluted per share computation	53,872	54,195	53,849	54,111

There were no options excluded from the diluted per share calculations for the three and six months ended June 28, 2019.  There were no options excluded from the diluted per share calculations for the three and six months ended June 29, 2018.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant.  The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses.  The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,325,000 and $2,168,000 during the three months ended June 28, 2019 and June 29, 2018, respectively.  For the six months ended June 28, 2019 and June 29, 2018, the Company recorded stock-based compensation expense associated with accrued bonus awards of $4,393,000 and $4,400,000, respectively.  The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½.  If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant.  The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,535,000 and $1,460,000 during the three months ended June 28, 2019 and June 29, 2018, respectively.  The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $5,065,000 and $4,968,000 during the six months ended June 28, 2019 and June 29, 2018, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date.  Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company.  The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½.  If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant.  The Company recorded stock-based compensation expense associated with stock option grants of $150,000 and $116,000 during the three months ended June 28, 2019 and June 29, 2018, respectively.  The Company recorded stock-based compensation expense associated with stock option grants of $283,000 and $665,000 during the six months ended June 28, 2019 and June 29, 2018, respectively.

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

The Company did not repurchase any shares of its common stock during the six months ended June 28, 2019 and June 29, 2018.  As of June 28, 2019, the Company had remaining authorization under its stock repurchase plans of $92,462,000 to repurchase shares of common stock.

Note 7:  Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees.  Under these plans, participants may elect to defer up to 100% of their compensation.  Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of June 28, 2019 and December 28, 2018, the invested amounts under the plans totaled $69,385,000 and $57,778,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.  These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of June 28, 2019 and December 28, 2018, vested amounts due under the plans totaled $69,742,000 and $59,349,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended June 28, 2019 and June 29, 2018, the Company recognized compensation expense of $2,184,000 and $1,043,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the six months ended June 28, 2019 and June 29, 2018, the Company recognized compensation expense of $8,053,000 and $737,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	June 28, 2019	June 29, 2018
Cash paid during period:
Income taxes	$5,972	$12,217
Non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$403	$(21)
Vested stock unit awards issued to settle accrued bonuses	$7,947	$7,643
Accrual for capital expenditures	$1,978	$691
Right-of-use asset obtained in exchange for operating lease obligations	$26,152	$-

Note 9: Accounts Receivable, Net

At June 28, 2019 and December 28, 2018, accounts receivable, net, was comprised of the following:

	June 28,	December 28,
(In thousands)	2019	2018
Billed accounts receivable	$87,398	$73,905
Unbilled accounts receivable	47,679	35,975
Allowance for contract losses and doubtful accounts	(5,342)	(4,066)
Total accounts receivable, net	$129,735	$105,814

On January 29th 2019, PG&E Corp. (“PG&E”) filed for bankruptcy under chapter 11 of the U.S. bankruptcy code. As of June 28, 2019 the Company’s total pre-bankruptcy outstanding accounts receivable from PG&E was $3.0 million. The Company currently expects to collect substantially all of the pre-bankruptcy accounts receivable from PG&E.  However, due to the risks and uncertainties inherent in the bankruptcy process, the amount ultimately collected could differ from the Company’s current expectation.  The Company continues to do work for PG&E post-bankruptcy filing and expects to be paid for this work in the ordinary course of business.  Under the United States Bankruptcy code, PG&E is required to pay all post-bankruptcy expenses in the normal course of business.  If they do not do so, the Company is eligible to have the post-bankruptcy obligation categorized as an administrative expense entitled to priority over most pre-bankruptcy creditors.

Note 10:  Segment Reporting

The Company has two reportable operating segments based on two primary areas of service.  The Engineering and Other Scientific segment is a broad service group providing technical consulting in different practices primarily in engineering.  The Environmental and Health segment provides services in the areas of environmental, epidemiology and health risk analysis.  This segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment.  Our Chief Executive Officer, the chief operating decision maker, reviews revenues and operating income for each of our reportable segments but does not review total assets in evaluating segment performance and capital allocation.

Segment information for the three and six months ended June 28, 2019 and June 29, 2018 follows:

Revenues

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Engineering and Other Scientific	$86,820	$77,080	$167,074	$154,127
Environmental and Health	19,686	18,541	38,463	37,951
Total revenues	$106,506	$95,621	$205,537	$192,078

Operating Income

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Engineering and Other Scientific	$29,252	$25,802	$55,226	$51,715
Environmental and Health	7,039	6,156	13,235	12,780
Total segment operating income	36,291	31,958	68,461	64,495
Corporate operating expense	(11,468)	(9,480)	(27,884)	(20,419)
Total operating income	$24,823	$22,478	$40,577	$44,076

Capital Expenditures

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Engineering and Other Scientific	$929	$1,291	$2,707	$2,104
Environmental and Health	13	47	56	98
Total segment capital expenditures	942	1,338	2,763	2,202
Corporate capital expenditures	5,958	801	10,478	6,747
Total capital expenditures	$6,900	$2,139	$13,241	$8,949

Depreciation and Amortization

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Engineering and Other Scientific	$1,170	$1,121	$2,291	$2,216
Environmental and Health	48	41	93	80
Total segment depreciation and amortization	1,218	1,162	2,384	2,296
Corporate depreciation and amortization	424	432	848	853
Total depreciation and amortization	$1,642	$1,594	$3,232	$3,149

No single client comprised more than 10% of the Company’s revenues during the three and six months ended June 28, 2019.  One client comprised 12% of the Company’s revenues during the three months ended June 29, 2018.  The same client comprised 14% of the Company’s revenues during the six months ended June 29, 2018.  No other single client comprised more than 10% of the Company’s revenues during the three and six months ended June 29, 2018.  No single client comprised more than 10% of the Company’s accounts receivable at June 28, 2019 and December 28, 2018.

Note 11: Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet.  The Company does not have any finance leases as of June 28, 2019.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona.  The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods.  As of June 28, 2019, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances but are not material.

The Company leases excess space in its Silicon Valley facility. Rental income of $741,000 and $718,000 was included in other income for the three months ended June 28, 2019 and June 29, 2018, respectively. Rental income of $1,482,000 and $1,391,000 was included in other income for the six months ended June 28, 2019 and June 29, 2018, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statement of income were as follows:

(In thousands)	Three Months Ended June 28, 2019	Six Months Ended June 28, 2019
Operating lease cost	$1,867	$3,737
Variable lease cost	404	784
Short-term lease cost	134	229

Supplemental cash flow information related to operating leases was as follows:

(In thousands)	Three Months Ended June 28, 2019	Six Months Ended June 28, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,747	$4,281

Supplemental balance sheet information related to operating leases was as follows:

June 28, 2019
Weighted Average Remaining Lease Term	5.5 years
Weighted Average Discount Rate	4.5%

Maturities of operating lease liabilities as of June 28, 2019:

Operating
(In thousands)	Leases
2019 (excluding six months ended June 28, 2019)	$3,110
2020	6,173
2021	5,129
2022	3,985
2023	2,601
2024	1,693
2025	1,491
2026	1,507
2027	1,466
Total lease payments	$27,155
Less imputed interest	(3,741)
Total lease liability	$23,414

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

Note 13: Subsequent Events

On July 18, 2019, the Company’s Board of Directors announced a cash dividend of $0.16 per share of the Company’s common stock, payable September 20, 2019 to stockholders of record as of September 6, 2019.  The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the six months ended June 28, 2019, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 28, 2018.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2019 increased 11% to $106,506,000 as compared to $95,621,000 during the same period last year. Revenues before reimbursements for the second quarter of 2019 increased 11% to $100,263,000 as compared to $89,972,000 during the same period last year. We experienced strong demand for our consulting services from a diverse set of clients for both proactive and reactive projects. During the second quarter of 2019, we were engaged by a diverse set of clients who continue to call on our interdisciplinary teams for integrated solutions to increasingly complex problems. We saw increased demand for expertise in safety assessments and integrity management of electric utility infrastructure, as well as engineering and construction consulting for large international capital projects. Our human factors and product studies continue to empower clients with the insights necessary to improve user experience and technology performance.

During the second quarter of 2019 we had strong growth in our human factors, materials & corrosion engineering, thermal sciences, mechanical engineering, biomedical engineering, structural engineering, and construction consulting practices. During the second quarter of 2019 we were retained by an electric utility client to evaluate the integrity of their infrastructure and help to mitigate safety risks related to wildfires. This work represented approximately 4% of our revenues before reimbursements in the second quarter of 2019. We expect these projects to continue but to step down over time. During the second quarter of 2018, we worked on a large human factors assessment for a client in the consumer products industry. This project represented approximately 4% of our revenues before reimbursements in the second quarter of 2018. We completed this project during the third quarter of 2018. While we do not anticipate another human factors assessment of this scale, we expanded our human factors practice during the second quarter of 2019 and are currently engaged with a variety of clients in the consumer products industry.

Net income increased 14% to $20,994,000 during the second quarter of 2019 as compared to $18,425,000 during the same period last year. Diluted earnings per share increased to $0.39 per share as compared to $0.34 in the same period last year. The increases in net income and diluted earnings per share were primarily due to the 11% increase in revenues before reimbursements.

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

Overview of the Three Months Ended June 28, 2019

During the second quarter of 2019 billable hours increased 9% to 352,000 as compared to 324,000 during the same period last year. Our utilization increased to 76% during the second quarter of 2019 as compared to 75% during the same period last year. Technical full-time equivalent employees increased 7% to 890 during the second quarter of 2019 as compared to 834 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended June 28, 2019 compared to Three Months Ended June 29, 2018

Revenues

	Three Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
Engineering and Other Scientific	$86,820	$77,080	12.6%
Percentage of total revenues	81.5%	80.6%
Environmental and Health	19,686	18,541	6.2%
Percentage of total revenues	18.5%	19.4%
Total revenues	$106,506	$95,621	11.4%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the second quarter of 2019, billable hours for this segment increased by 10% to 277,000 as compared to 252,000 during the same period last year. Utilization for this segment increased to 77% during the second quarter of 2019 as compared to 76% during the same period last year. The increase in billable hours and utilization was due to strong growth in our human factors, materials & corrosion engineering, thermal sciences, mechanical engineering, biomedical engineering, structural engineering, and construction consulting practices. During the second quarter of 2019 this segment benefited from a large project for an electric utility client evaluating the integrity of its infrastructure and helping to mitigate safety risks related to wildfires. The demand for Exponent’s interdisciplinary solutions grew as our clients deployed increasingly complex products and systems. These include electric scooters, automated vehicles, wearable electronics, electric utility systems, cardiovascular devices, and liquefied natural gas facilities. Technical full-time equivalent employees in this segment increased 8% to 688 during the second quarter of 2019 as compared to 635 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the second quarter of 2019, billable hours for this segment increased by 4% to 75,000 as compared to 72,000 during the same period last year. Utilization in this segment increased to 71% during the second quarter of 2019 as compared to 70% during the same period last year. The increase in billable hours and utilization was due to growth in the chemical regulation and food safety, health sciences, and environmental practices. Our scientists advised clients on the human health and environmental impacts of chemicals and new products. Technical full-time equivalent employees in this segment increased by 2% to 202 during the second quarter of 2019 as compared to 199 during the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
Compensation and related expenses	$61,997	$55,458	11.8%
Percentage of total revenues	58.2%	58.0%

The increase in compensation and related expenses during the second quarter of 2019 was due to an increase in payroll expense, an increase in bonus expense, a change in the value of assets associated with our deferred compensation plan and an increase in fringe benefits. Payroll expense increased $2,998,000 during the second quarter of 2019 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. Bonus expense increased by $1,803,000 during the second quarter of 2019 due to a corresponding increase to income before income taxes, interest income, bonus expense, and stock-based compensation. During the second quarter of 2019, deferred compensation expense increased $1,141,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $2,184,000 during the second quarter of 2019 as compared to an increase in the value of plan assets of $1,043,000 during the same period last year. Fringe benefits increased by $271,000 during the second quarter of 2019 due to the increase in technical full-time equivalent employees. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
Other operating expenses	$8,095	$7,566	7.0%
Percentage of total revenues	7.6%	7.9%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the second quarter of 2019 was primarily due to an increase in occupancy expense of $151,000, an increase in information technology expenses of $145,000, and several other individually insignificant increases. These increases were due to our increase in technical full-time equivalent employees and investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
Reimbursable expenses	$6,243	$5,649	10.5%
Percentage of total revenues	5.9%	5.9%

The increase in reimbursable expenses was due to a corresponding increase in revenues. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
General and administrative expenses	$5,348	$4,470	19.6%
Percentage of total revenues	5.0%	4.7%

The increase in general and administrative expenses during the second quarter of 2019 was primarily due to an increase in travel and meals of $329,000, an increase in bad debt expense of $178,000, and several other individually insignificant increases. The increase in travel and meals was due to the increase in technical full-time equivalent employees and an increase in business development and professional development activities. The increase in bad debt expense was due to an increase in our allowance for doubtful accounts. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
Other income, net	$4,028	$2,441	65.0%
Percentage of total revenues	3.8%	2.6%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was primarily due to an increase in interest income of $381,000 and a change in the value of assets associated with our deferred compensation plan. The increase in interest income was due to higher interest rates for our cash equivalents and short-term investments. During the second quarter of 2019, other income, net, increased $1,141,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $2,184,000 during the second quarter of 2019 as compared to an increase in the value of the plan assets of $1,043,000 during the same period last year.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
Income taxes	$7,857	$6,494	21.0%
Percentage of total revenues	7.4%	6.8%
Effective tax rate	27.2%	26.1%

The increase in income taxes was due to a corresponding increase in pre-tax income. The increase in the effective tax rate was due to a decrease in the excess tax benefit associated with stock-based awards which decreased from $158,000 during the second quarter of 2018 to $18,000 during the second quarter of 2019.

Six Months Ended June 28, 2019 compared to Six Months Ended June 29, 2018

Revenues

	Six Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
Engineering and Other Scientific	$167,074	$154,127	8.4%
Percentage of total revenues	81.3%	80.2%
Environmental and Health	38,463	37,951	1.3%
Percentage of total revenues	18.7%	19.8%
Total revenues	$205,537	$192,078	7.0%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first six months of 2019, billable hours for this segment increased by 6% to 535,000 as compared to 505,000 during the same period last year. Utilization for this segment decreased to 75% during the first six months of 2019 as compared to 77% during the same period last year. The increase in billable hours was due to strong growth in our human factors, materials & corrosion engineering, thermal sciences, structural engineering and construction consulting practices. The human factors practice is leveraging our user research laboratory in Phoenix, as well as our global footprint, to collect diverse data sets for clients. Our interdisciplinary team of materials scientists, thermal scientists and structural engineers is advising utility clients regarding infrastructure integrity management. Our construction consulting practice is teaming with several of our engineering practices to support international arbitrations related to issues on large capital projects. The decrease in utilization was due to the completion of the large human factors assessment in the middle of the third quarter of 2018. Technical full-time equivalent employees in this segment increased 8% to 684 during the first six months of 2019 as compared to 631 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billing rates partially offset by a decrease in billable hours. During the first six months of 2019, billable hours for this segment decreased by 1% to 146,000 as compared to 147,000 during the same period last year. Utilization in this segment decreased to 69% during the first six months of 2019 as compared to 72% during the same period last year. The decrease in billable hours and utilization was due to this segment’s contribution to the large human factor assessment during the first six months of 2018 partially offset by growth related to work evaluating the effect of chemicals on human health and the environment. This human factors assessment was completed in the middle of the third quarter of 2018. Technical full-time equivalent employees in this segment increased by 3% to 203 during the first six months of 2019 as compared to 198 during the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses

	Six Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
Compensation and related expenses	$127,090	$113,037	12.4%
Percentage of total revenues	61.8%	58.8%

The increase in compensation and related expenses during the first six months of 2019 was due to a change in the value of assets associated with our deferred compensation plan, an increase in payroll expense, an increase in bonus expense, and an increase in fringe benefits. During the first six months of 2019, deferred compensation expense increased $7,316,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $8,053,000 during the first six months of 2019 as compared to an increase in the value of plan assets of $737,000 during the same period last year. Payroll expense increased $5,199,000 during the first six months of 2019 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. Bonus expense increased by $1,026,000 during the first six months of

2019 due to a corresponding increase to income before income taxes, interest income, bonus expense, and stock-based compensation. Fringe benefits increased by $536,000 during the first six months of 2019 due to the increase in technical full-time equivalent employees. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Six Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
Other operating expenses	$16,103	$15,031	7.1%
Percentage of total revenues	7.8%	7.8%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first six months of 2019 was primarily due to an increase in occupancy expense of $407,000, an increase in information technology expenses of $250,000, an increase in technical materials of $177,000, and several other individually insignificant increases. These increases were due to our increase in technical full-time equivalent employees and investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Six Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
Reimbursable expenses	$11,873	$11,422	3.9%
Percentage of total revenues	5.8%	5.9%

The increase in reimbursable expenses was due to a corresponding increase in revenues. The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Six Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
General and administrative expenses	$9,894	$8,512	16.2%
Percentage of total revenues	4.8%	4.4%

The increase in general and administrative expenses during the first six months of 2019 was primarily due to an increase in travel and meals of $683,000, an increase in bad debt expense of $309,000, and several other individually insignificant increases. The increase in travel and meals was due to the increase in technical full-time equivalent employees and an increase in business development and professional development activities. The increase in bad debt expense was due to an increase in our allowance for doubtful accounts. We expect general and administrative expenses to increase as we selectively add new talent and expand our business and staff development initiatives.

Other Income, Net

	Six Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
Other income, net	$11,596	$3,293	252.1%
Percentage of total revenues	5.6%	1.7%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was primarily due to an increase in interest income of $906,000 and a change in the value of assets associated with our deferred compensation plan. The increase in interest income was due to higher interest rates for our cash equivalents and short-term investments. During the first six months of 2019, other income, net, increased $7,316,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $8,053,000 during the first six months of 2019 as compared to an increase in the value of the plan assets of $737,000 during the same period last year.

Income Taxes

	Six Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	Percent Change
Income taxes	$8,467	$8,604	(1.6)%
Percentage of total revenues	4.1%	4.5%
Effective tax rate	16.2%	18.2%

The decrease in the effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards increased to $5,688,000 during the first six months of 2019 as compared to $4,064,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.1% during the first six months of 2019 as compared to 26.7% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in thousands)	June 28, 2019	June 29, 2018
Net cash provided by operating activities	$24,819	$27,916
Net cash used in investing activities	(20,187)	(12,888)
Net cash used in financing activities	(27,237)	(21,677)

We financed our business during the first six months of 2019 through available cash. We invest our excess cash in cash equivalents and short-term investments.  As of June 28, 2019, our cash, cash equivalents and short-term investments were $194.5 million compared to $208.6 million at December 28, 2018.  We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year.  Our largest source of operating cash flows is collections from our clients.  Our primary uses of cash from operating activities are for employee related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel. The decrease in net cash provided by operating activities during the first six months of 2019 was primarily due to a larger increase in accounts receivable partially offset by an increase in net income and a larger increase in accrued payroll and employee benefits.

The increase in net cash used in investing activities during the first six months of 2019, as compared to the same period last year was due to an increase in the purchase of short-term investments, net of maturities and an increase in capital expenditures. The increase in capital expenditures was due to the construction costs associated with the office and laboratory facility we are building in Natick, Massachusetts.

The increase in net cash used in financing activities during the first six months of 2019, as compared to the same period last year, was due to an increase in payroll taxes for restricted stock units and an increase in dividend payments.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees.  Vested amounts due under the plan of $63,391,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at June 28, 2019.  Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors.  As of June 28, 2019, invested amounts under the plan of $63,484,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and six months ended June 28, 2019 and June 29, 2018:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenues before reimbursements	$100,263	$89,972	$193,664	$180,656
EBITDA	$29,569	$25,970	$53,426	$49,445
EBITDA as a % of revenues before reimbursements	29.5%	28.9%	27.6%	27.4%

The increase in EBITDA as a percentage of revenues before reimbursements during the second quarter of 2019 as compared to the same period last year was due to an 11% growth in revenue before reimbursements.  Compensation and related expenses, excluding the impact of the change in value of assets associated with our deferred compensation plan, increased 10% during the second quarter of 2019 as compared to the same period last year.

The increase in EBITDA as a percentage of revenues before reimbursements during the first six months of 2019 as compared to the same period last year was due to 7% growth in revenue before reimbursements. Compensation and related expenses, excluding the impact of the change in value of assets associated with our deferred compensation plan, increased 6% during the first six months of 2019 as compared to the same period last year.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended June 28, 2019:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net income	$20,994	$18,425	$43,706	$38,765
Add back (subtract):
Income taxes	7,857	6,494	8,467	8,604
Interest income, net	(924)	(543)	(1,979)	(1,073)
Depreciation and amortization	1,642	1,594	3,232	3,149
EBITDA	29,569	25,970	53,426	49,445
Stock-based compensation	4,010	3,744	9,741	10,033
EBITDAS	$33,579	$29,714	$63,167	$59,478

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

At June 28, 2019, we had net assets of approximately $6.9 million with a functional currency of the British Pound, net assets of approximately $4.5 million with a functional currency of the Euro, and net assets of approximately $4.3 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities.  At June 28, 2019, we had net assets denominated in the non-functional currency of approximately $3.5 million.

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

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of June 28, 2019, the Company’s disclosure controls and procedures were effective.

We review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.  Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.  While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently derive a significant portion of our revenues from clients in the chemical, construction, consumer products, energy, life sciences, and transportation industries. The loss of any large client could have a material adverse effect on our business, financial condition or results of operations.

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

On January 29th 2019, PG&E Corp. (“PG&E”) filed for bankruptcy under chapter 11 of the U.S. bankruptcy code. As of June 28, 2019, our total pre-bankruptcy outstanding accounts receivable from PG&E was $3.0 million. We currently expect to collect substantially all of the pre-bankruptcy accounts receivable from PG&E.  However, due to the risks and uncertainties inherent in the bankruptcy process, the amount ultimately collected could differ from our current expectation. We continue to do work for PG&E post-bankruptcy filing and expect to be paid for this work in the ordinary course of business.  Under the United States Bankruptcy code, PG&E is required to pay all post-bankruptcy expenses in the normal course of business.  If they do not do so, we are eligible to have the post-bankruptcy obligation categorized as an administrative expense entitled to priority over most pre-bankruptcy creditors.

We hold substantial investments that could present liquidity risks.

Our cash equivalent and short-term investment portfolio as of June 28, 2019, consisted primarily of obligations of U.S. government agencies and the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of June 28, 2019 we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended June 28, 2019 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
March 30 to April 26	-	$-	-	$92,462
April 27 to May 24	-	-	-	$92,462
May 25 to June 28	-	-	-	$92,462
Total	-	$-	-	$92,462

(1)

On October 19, 2016, the Company’s Board of Directors approved $35,000,000 for the repurchase of the Company’s common stock. On January 31, 2019, the Company’s Board of Directors approved $75,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: August 2, 2019
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer