Form 10-Q
period 2019-09-27
EXPONENT INC
filed 2019-11-01
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2019

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

As of October 25, 2019, the latest practicable date, the registrant had 51,828,903 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

September 27, 2019 and December 28, 2018

(in thousands, except par value)

(unaudited)

	September 27, 2019	December 28, 2018
Assets
Current assets:
Cash and cash equivalents	$132,843	$127,059
Short-term investments	77,125	81,495
Accounts receivable, net of allowance for contract losses and doubtful accounts of $5,218 and $4,066 at September 27, 2019 and December 28, 2018, respectively	128,333	105,814
Prepaid expenses and other current assets	13,231	12,244
Total current assets	351,532	326,612
Property, equipment and leasehold improvements, net	59,318	46,103
Operating lease right-of-use assets	23,715	-
Goodwill	8,607	8,607
Deferred income taxes	35,639	34,090
Deferred compensation plan assets	64,841	52,286
Other assets	839	1,238
Total assets	$544,491	$468,936
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,526	$12,283
Accrued payroll and employee benefits	69,552	76,855
Deferred revenues	8,900	9,166
Operating lease liabilities	6,056	-
Total current liabilities	101,034	98,304
Other liabilities	2,793	2,548
Deferred compensation plan liabilities	64,808	52,708
Deferred rent	-	1,467
Operating lease liabilities	18,577	-
Total liabilities	187,212	155,027
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at September 27, 2019 and December 28, 2018	66	66
Additional paid-in capital	242,756	227,283
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	328	(45)
Foreign currency translation adjustments	(3,465)	(2,808)
	(3,137)	(2,853)
Retained earnings	374,033	342,024
Treasury stock, at cost; 13,682 and 14,208 shares held at September 27, 2019 and December 28, 2018, respectively	(256,439)	(252,611)
Total stockholders’ equity	357,279	313,909
Total liabilities and stockholders’ equity	$544,491	$468,936

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 27, 2019 and September 28, 2018

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Revenues:
Revenues before reimbursements	$95,506	$88,714	$289,170	$269,370
Reimbursements	6,042	6,588	17,915	18,010
Revenues	101,548	95,302	307,085	287,380
Operating expenses:
Compensation and related expenses	58,526	55,639	185,616	168,676
Other operating expenses	8,345	7,826	24,448	22,857
Reimbursable expenses	6,042	6,588	17,915	18,010
General and administrative expenses	5,451	4,655	15,345	13,167
Total operating expenses	78,364	74,708	243,324	222,710
Operating income	23,184	20,594	63,761	64,670
Other income, net:
Interest income, net	915	740	2,894	1,813
Miscellaneous income, net	1,112	2,655	10,729	4,875
Total other income, net	2,027	3,395	13,623	6,688
Income before income taxes	25,211	23,989	77,384	71,358
Income taxes	5,578	6,536	14,045	15,140
Net income	$19,633	$17,453	$63,339	$56,218
Net income per share:
Basic	$0.37	$0.33	$1.20	$1.06
Diluted	$0.36	$0.32	$1.17	$1.04
Shares used in per share computations:
Basic	52,802	53,032	52,694	52,928
Diluted	54,002	54,302	53,906	54,181
Cash dividends declared per common share	$0.160	$0.130	$0.480	$0.390

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 27, 2019 and September 28, 2018

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net income	$19,633	$17,453	$63,339	$56,218
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(533)	(304)	(657)	(933)
Unrealized gains (losses) on available- for-sale investment securities arising during the period, net of tax	(30)	(31)	373	(52)
Comprehensive income	$19,070	$17,118	$63,055	$55,233

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three and Nine Months Ended September 27, 2019
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 28, 2018	65,707	$66	$227,283	$(2,853)	$342,024	14,208	$(252,611)	$313,909
Employee stock purchase plan	-	-	687	-	-	(15)	158	845
Amortization of unrecognized stock-based compensation	-	-	5,348	-	-	-	-	5,348
Foreign currency translation adjustments	-	-	-	(124)	-	-	-	(124)
Grant of restricted stock units to settle accrued bonus	-	-	7,947	-	-	-	-	7,947
Settlement of restricted stock units	-	-	(961)	-	(5,146)	(405)	(5,076)	(11,183)
Unrealized gain on investments	-	-	-	403	-	-	-	403
Dividends and dividend equivalent rights	-	-	626	-	(17,625)	-	-	(16,999)
Net income	-	-	-	-	43,706	-	-	43,706
Balance at June 28, 2019	65,707	$66	$240,930	$(2,574)	$362,959	13,788	$(257,529)	$343,852
Employee stock purchase plan	-	-	328			(6)	61	389
Exercise of stock options			(294)			(100)	1,029	735
Amortization of unrecognized stock-based compensation	-	-	1,748					1,748
Foreign currency translation adjustments	-	-		(533)				(533)
Unrealized loss on investments	-	-		(30)				(30)
Dividends and dividend equivalent rights	-	-	44		(8,559)			(8,515)
Net income	-	-			19,633			19,633
Balance at September 27, 2019	65,707	$66	$242,756	$(3,137)	$374,033	13,682	$(256,439)	$357,279

	Three and Nine Months Ended September 28, 2018
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 29, 2017	65,707	$66	$210,230	$(2,029)	$303,990	14,169	$(223,169)	$289,088
Employee stock purchase plan	-	-	532	-	-	(16)	160	692
Amortization of unrecognized stock-based compensation	-	-	5,633	-	-	-	-	5,633
Foreign currency translation adjustments	-	-	-	(629)	-	-	-	(629)
Grant of restricted stock units to settle accrued bonus	-	-	7,643	-	-	-	-	7,643
Settlement of restricted stock units	-	-	(1,000)	-	(5,892)	(484)	(1,745)	(8,637)
Unrealized loss on investments	-	-	-	(21)	-	-	-	(21)
Dividends and dividend equivalent rights	-	-	658	-	(14,426)	-	-	(13,768)
Net income	-	-	-	-	38,765	-	-	38,765
Balance at June 29, 2018	65,707	$66	$223,696	$(2,679)	$322,437	13,669	$(224,754)	$318,766
Employee stock purchase plan	-	-	303			(7)	70	373
Amortization of unrecognized stock-based compensation	-	-	1,488					1,488
Foreign currency translation adjustments	-	-		(304)				(304)
Settlement of restricted stock units	-	-	(107)			(7)	(95)	(202)
Unrealized loss on investments	-	-		(31)				(31)
Dividends and dividend equivalent rights	-	-	74		(6,983)			(6,909)
Net income	-	-			17,453			17,453
Balance at September 28, 2018	65,707	$66	$225,454	$(3,014)	$332,907	13,655	$(224,779)	$330,634

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 27, 2019 and September 28, 2018

(in thousands)

(unaudited)

	Nine Months Ended
	September 27, 2019	September 28, 2018
Cash flows from operating activities:
Net income	$63,339	$56,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,904	4,710
Amortization of premiums and accretion of discounts on short-term investments	(442)	(51)
Deferred rent	-	(87)
Provision for contract losses and doubtful accounts	2,146	1,359
Stock-based compensation	13,585	13,605
Deferred income tax provision	(1,671)	(2,510)
Changes in operating assets and liabilities:
Accounts receivable	(24,665)	(14,170)
Prepaid expenses and other current assets	(5,604)	(8,999)
Change in operating leases	24	-
Accounts payable and accrued liabilities	3,102	(3,609)
Accrued payroll and employee benefits	(2,159)	(202)
Deferred revenues	(266)	562
Net cash provided by operating activities	52,293	46,826
Cash flows from investing activities:
Capital expenditures	(17,024)	(12,170)
Purchase of short-term investments	(38,693)	(37,788)
Maturity of short-term investments	44,000	28,000
Net cash used in investing activities	(11,717)	(21,958)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(11,183)	(8,839)
Exercise of stock-based payment awards	1,969	1,065
Dividends and dividend equivalents rights	(25,223)	(20,497)
Net cash used in financing activities	(34,437)	(28,271)
Effect of foreign currency exchange rates on cash and cash equivalents	(355)	(414)
Net increase (decrease) in cash and cash equivalents	5,784	(3,817)
Cash and cash equivalents at beginning of period	127,059	124,794
Cash and cash equivalents at end of period	$132,843	$120,977

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission.  Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature.  The operating results for the three and nine months ended September 27, 2019 are not necessarily representative of the results of future quarterly or annual periods.  The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2018, which was filed with the U.S. Securities and Exchange Commission on February 22, 2019.

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

The Company adopted the ASU as of the beginning of its first quarter of fiscal 2019.  A modified retrospective transition approach is required, requiring the application of the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on December 29, 2018, using the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before December 29, 2018.

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

Note 2:  Revenue Recognition

Substantially all of the Company’s engagements are performed under time and materials or fixed-price arrangements. For time and materials contracts, the Company utilizes the practical expedient under Accounting Standards Codification 606 – Revenue from Contracts with Customers, which states, if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided), the entity may recognize revenue in the amount to which the entity has a right to invoice. The Company’s time and materials contracts are terminable and subject to postponement or delay at any time by its clients, and, as such, the performance obligations for all of the Company’s time and materials contracts have an original expected duration of one year or less. The Company recognized the following revenues from time and materials contracts:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Engineering & other scientific	$68,859	$59,582	$205,999	$186,486
Environmental and health	17,803	16,755	54,612	52,987
Total time and materials revenues	86,662	76,337	260,611	239,473
Percent of total revenues	85.3%	80.1%	84.9%	83.3%

For fixed-price contracts, the Company recognizes revenue over time because of the continuous transfer of control to the customer. The customer typically controls the work in process as evidenced either by contractual termination clauses or by the Company’s rights to payment for work performed to date to deliver services that do not have an alternative use to the Company. Revenue for fixed-price contracts is recognized based on the relationship of incurred labor hours at standard rates to the Company’s estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides and the following additional considerations:

•	the Company considers labor hours at standard rates and expenses to be incurred when pricing its contracts;
•	the Company generally does not incur setup costs on its contracts;
•	the Company does not believe that there are reliable milestones to measure progress towards completion;

•	the customer is required to pay the Company for time at standard rates plus materials incurred to date if the contract is terminated early;
•	the Company’s contracts do not include award fees or bonuses;
•	the Company does not include revenue for unpriced change orders until the customer agrees with the changes;
•	historically the Company has not had significant accounts receivable write-offs or cost overruns; and
•	the Company’s contracts are typically progress billed on a monthly basis.

The Company’s fixed-price contracts are terminable and subject to postponement or delay at any time by our clients, and as such, the performance obligations for all of the Company’s fixed-price contracts have an original expected duration of one year or less. The Company recognized the following revenues from fixed price contracts:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Engineering & other scientific	14,201	18,315	44,135	45,494
Environmental and health	685	650	2,339	2,413
Total fixed price revenues	14,886	18,965	46,474	47,907
Percent of total revenues	14.7%	19.9%	15.1%	16.7%

Deferred revenues represent amounts billed to clients in advance of services provided. During the third quarter of 2019, $2,452,000 of revenues were recognized that were included in the deferred revenue balance at June 28, 2019. During the first nine months of 2019, $5,144,000 of revenues were recognized that were included in the deferred revenue balance at December 28, 2018.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $1.3 million during the third quarter of 2019. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $11.7 million during the first nine months of 2019. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $4.7 million during the third quarter of 2018. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $21.9 million during the first nine months of 2018.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and nine months ended September 27, 2019 and September 28, 2018. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 27, 2019:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$22,790	$22,790	$-	$-
Fixed income available-for-sale securities (2)	77,125	-	77,125	-
Fixed income trading securities held in deferred compensation plan (3)	21,421	21,421	-	-
Equity trading securities held in deferred compensation plan (3)	49,344	49,344	-	-
Total	$170,680	$93,555	$77,125	$-
Liabilities
Deferred compensation plan (4)	71,182	71,182	-	-
Total	$71,182	$71,182	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 28, 2018:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$6,213	$6,213	$-	$-
Fixed income available for sale securities (2)	81,495	-	81,495	-
Fixed income trading securities held in deferred compensation plan (3)	18,618	18,618	-	-
Equity trading securities held in deferred compensation plan (3)	39,160	39,160	-	-
Total	$145,486	$63,991	$81,495	$-
Liabilities
Deferred compensation plan (4)	59,349	59,349	-	-
Total	$59,349	$59,349	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of September 27, 2019 and December 28, 2018 represent obligations of the United States Treasury and other United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of September 27, 2019:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$110,052	$-	$-	$110,052
Cash equivalents:
Money market securities	22,791	-	-	22,791
Total cash equivalents	22,791	-	-	22,791
Total cash and cash equivalents	132,843	-	-	132,843
Short-term investments:
U.S. Treasury and agency securities	76,767	361	(3)	77,125
Total short-term investments	76,767	361	(3)	77,125
Total cash, cash equivalents and short-term investments	$209,610	$361	$(3)	$209,968

Cash, cash equivalents and short-term investments consisted of the following as of December 28, 2018:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$120,846	$-	$-	$120,846
Cash equivalents:
Money market securities	6,213	-	-	6,213
Total cash equivalents	6,213	-	-	6,213
Total cash and cash equivalents	127,059	-	-	127,059
Short-term investments:
U.S. Treasury and agency securities	81,634	91	(230)	81,495
Total short-term investments	81,634	91	(230)	81,495
Total cash, cash equivalents and short-term investments	$208,693	$91	$(230)	$208,554

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated effective maturities as of September 27, 2019:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due within one year	$51,939	$52,047
Due between one and two years	24,828	25,078
Total	$76,767	$77,125

At September 27, 2019 and December 28, 2018, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at September 27, 2019 and December 28, 2018, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at September 27, 2019 and December 28, 2018 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and nine months ended September 27, 2019 and September 28, 2018.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Shares used in basic per share computation	52,802	53,032	52,694	52,928
Effect of dilutive common stock options outstanding	491	441	475	391
Effect of dilutive restricted stock units outstanding	709	829	737	862
Shares used in diluted per share computation	54,002	54,302	53,906	54,181

There were no options excluded from the diluted per share calculations for the three and nine months ended September 27, 2019.  There were no options excluded from the diluted per share calculations for the three and nine months ended September 28, 2018.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant.  The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses.  The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,096,000 and $2,084,000 during the three months ended September 27, 2019 and September 28, 2018, respectively.  For the nine months ended September 27, 2019 and September 28, 2018, the Company recorded stock-based compensation expense associated with accrued bonus awards of $6,489,000 and $6,484,000, respectively.  The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½.  If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant.  The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,598,000 and $1,372,000 during the three months ended September 27, 2019 and September 28, 2018, respectively.  The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $6,663,000 and $6,340,000 during the nine months ended September 27, 2019 and September 28, 2018, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date.  Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company.  The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½.  If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant.  The Company recorded stock-based compensation expense associated with stock option grants of $150,000 and $116,000 during the three months ended September 27, 2019 and September 28, 2018, respectively.  The Company recorded stock-based compensation expense associated with stock option grants of $433,000 and $781,000 during the nine months ended September 27, 2019 and September 28, 2018, respectively.

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

The Company did not repurchase any shares of its common stock during the nine months ended September 27, 2019 and September 28, 2018.  As of September 27, 2019, the Company had remaining authorization under its stock repurchase plans of $92,462,000 to repurchase shares of common stock.

Note 7:  Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees.  Under these plans, participants may elect to defer up to 100% of their compensation.  Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of September 27, 2019, and December 28, 2018, the invested amounts under the plans totaled $70,765,000 and $57,778,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.  These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of September 27, 2019 and December 28, 2018, vested amounts due under the plans totaled $71,182,000 and $59,349,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended September 27, 2019 and September 28, 2018, the Company recognized compensation expense of $361,000 and $1,840,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the nine months ended September 27, 2019 and September 28, 2018, the Company recognized compensation expense of $8,415,000 and $2,577,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 27, 2019	September 28, 2018
Cash paid during period:
Income taxes	$14,884	$19,721
Non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$373	$(52)
Vested stock unit awards issued to settle accrued bonuses	$7,947	$7,643
Accrual for capital expenditures	$2,326	$1,643
Right-of-use asset obtained in exchange for operating lease obligations	$28,678	$-

Note 9: Accounts Receivable, Net

At September 27, 2019 and December 28, 2018, accounts receivable, net, was comprised of the following:

	September 27,	December 28,
(In thousands)	2019	2018
Billed accounts receivable	$90,980	$73,905
Unbilled accounts receivable	42,571	35,975
Allowance for contract losses and doubtful accounts	(5,218)	(4,066)
Total accounts receivable, net	$128,333	$105,814

On January 29, 2019, PG&E Corp. (“PG&E”) filed for bankruptcy under chapter 11 of the U.S. bankruptcy code. As of September 27, 2019, the Company’s total pre-bankruptcy outstanding accounts receivable from PG&E was $3.0 million. The Company currently expects to collect substantially all of the pre-bankruptcy accounts receivable from PG&E.  However, due to the risks and uncertainties inherent in the bankruptcy process, the amount ultimately collected could differ from the Company’s current expectation.  The Company continues to do work for PG&E post-bankruptcy filing and expects to be paid for this work in the ordinary course of business.  Under the United States Bankruptcy code, PG&E is required to pay all post-bankruptcy expenses in the normal course of business.  If they do not do so, the Company is eligible to have the post-bankruptcy obligation categorized as an administrative expense entitled to priority over most pre-bankruptcy creditors.

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

Segment information for the three and nine months ended September 27, 2019 and September 28, 2018 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Engineering and Other Scientific	$83,060	$77,853	$250,134	$231,980
Environmental and Health	18,488	17,449	56,951	55,400
Total revenues	$101,548	$95,302	$307,085	$287,380

Operating Income

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Engineering and Other Scientific	$27,925	$25,784	$83,151	$77,499
Environmental and Health	6,175	5,401	19,410	18,181
Total segment operating income	34,100	31,185	102,561	95,680
Corporate operating expense	(10,916)	(10,591)	(38,800)	(31,010)
Total operating income	$23,184	$20,594	$63,761	$64,670

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Engineering and Other Scientific	$664	$1,878	$3,371	$3,982
Environmental and Health	17	43	73	141
Total segment capital expenditures	681	1,921	3,444	4,123
Corporate capital expenditures	4,197	2,795	14,675	9,542
Total capital expenditures	$4,878	$4,716	$18,119	$13,665

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Engineering and Other Scientific	$1,179	$1,102	$3,470	$3,318
Environmental and Health	55	44	148	124
Total segment depreciation and amortization	1,234	1,146	3,618	3,442
Corporate depreciation and amortization	438	415	1,286	1,268
Total depreciation and amortization	$1,672	$1,561	$4,904	$4,710

No single client comprised more than 10% of the Company’s revenues during the three and nine months ended September 27, 2019.  One client comprised 12% of the Company’s revenues during the three months ended September 28, 2018.  The same client comprised 14% of the Company’s revenues during the nine months ended September 28, 2018.  No other single client comprised more than 10% of the Company’s revenues during the three and nine months ended September 28, 2018.  No single client comprised more than 10% of the Company’s accounts receivable at September 27, 2019 and December 28, 2018.

Note 11: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease ROU assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet.  The Company does not have any finance leases as of September 27, 2019.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona.  The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods.  As of September 27, 2019, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances but are not material.

The Company leases excess space in its Silicon Valley facility. Rental income of $721,000 and $702,000 was included in other income for the three months ended September 27, 2019 and September 28, 2018, respectively. Rental income of $2,202,000 and $2,093,000 was included in other income for the nine months ended September 27, 2019 and September 28, 2018, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statement of income were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 27, 2019	September 27, 2019
Operating lease cost	$1,849	$5,586
Variable lease cost	389	1,173
Short-term lease cost	98	327

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 27, 2019	September 27, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,699	$5,980

Supplemental balance sheet information related to operating leases was as follows:

September 27, 2019
Weighted Average Remaining Lease Term	5.3 years
Weighted Average Discount Rate	4.4%

Maturities of operating lease liabilities as of September 27, 2019:

Operating
(In thousands)	Leases
2019 (excluding nine months ended September 27, 2019)	$1,591
2020	6,798
2021	5,802
2022	4,577
2023	2,986
2024	2,022
2025	1,491
2026	1,507
2027	1,466
Total lease payments	$28,240
Less imputed interest	(3,607)
Total lease liability	$24,633

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

Note 13: Subsequent Events

On October 17, 2019, the Company’s Board of Directors announced a cash dividend of $0.16 per share of the Company’s common stock, payable December 20, 2019, to stockholders of record as of December 6, 2019.  The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Business Overview

Exponent, Inc., is an engineering and scientific consulting firm that provides solutions to complex problems. Our multidisciplinary team of scientists, engineers and business consultants brings together more than 90 different technical disciplines to solve complicated issues facing industry and business today. Our services include analysis of product development, product recall, regulatory compliance, and the discovery of potential problems related to products, people, property and impending litigation.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the nine months ended September 27, 2019, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 28, 2018.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2019 increased 7% to $101,548,000 as compared to $95,302,000 during the same period last year. Revenues before reimbursements for the third quarter of 2019 increased 8% to $95,506,000 as compared to $88,714,000 during the same period last year. We experienced strong demand for our consulting services from a diverse set of clients for both proactive and reactive projects. During the third quarter of 2019, we experienced demand from a broader set of industries involving energy storage and battery technologies, continued our integrity management assessments related to the utilities industry, and saw our international arbitration work expand geographically. Our human factors and product studies continue to provide unique insights into the interoperability between technologies and their users across a diverse set of focus areas.

During the third quarter of 2019, we had strong growth in our biomedical engineering, chemical regulation and food safety, construction consulting, human factors, polymer science & materials chemistry, and thermal sciences practices. During the third quarter of 2019 we continued work for an electric utility client to evaluate the integrity of their infrastructure and help to mitigate safety risks related to wildfires. This work represented approximately 4% of our revenues before reimbursements in the third quarter of 2019. We expect these projects to continue but to step down over time.

Net income increased 12% to $19,633,000 during the third quarter of 2019 as compared to $17,453,000 during the same period last year. Diluted earnings per share increased to $0.36 per share as compared to $0.32 in the same period last year. The increases in net income and diluted earnings per share were primarily due to the 8% increase in revenues before reimbursements and a decrease in our effective tax rate. The decrease in the effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards increased to $1,666,000 during the third quarter of 2019 as compared to $90,000 during the same period last year.

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

Overview of the Three Months Ended September 27, 2019

During the third quarter of 2019 billable hours increased 5% to 337,000 as compared to 320,000 during the same period last year. Our utilization decreased to 72% during the third quarter of 2019 as compared to 73% during the same period last year. Technical full-time equivalent employees increased 7% to 906 during the third quarter of 2019 as compared to 843 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended September 27, 2019 compared to Three Months Ended September 28, 2018

Revenues

	Three Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
Engineering and Other Scientific	$83,060	$77,853	6.7%
Percentage of total revenues	81.8%	81.7%
Environmental and Health	18,488	17,449	6.0%
Percentage of total revenues	18.2%	18.3%
Total revenues	$101,548	$95,302	6.6%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the third quarter of 2019, billable hours for this segment increased by 5% to 266,000 as compared to 253,000 during the same period last year. Utilization for this segment decreased to 73% during the third quarter of 2019 as compared to 76% during the same period last year. The increase in billable hours was due to strong growth in our biomedical engineering, construction consulting, human factors, polymer science & materials chemistry, and thermal sciences practices. The demand for our interdisciplinary solutions grew as our clients deployed increasingly complex products and systems. We were engaged to help improve the safety and reliability of new and existing technologies throughout the product life cycle, for a breadth of industries that include consumer products, energy, transportation, construction and life sciences. During the third quarter of 2019, this segment benefited from a large project for an electric utility client evaluating the integrity of their infrastructure and helping to mitigate safety risks related to wildfires. Technical full-time equivalent employees in this segment increased 10% to 707 during the third quarter of 2019 as compared to 643 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours. During the third quarter of 2019, billable hours for this segment increased by 6% to 71,000 as compared to 67,000 during the same period last year. Utilization in this segment increased to 68% during the third quarter of 2019 as compared to 65% during the same period last year. The increase in billable hours and utilization was due to growth in our chemical regulation and food safety practice, where our scientists evaluated the effects of chemicals and new products on human health and the environment. Technical full-time equivalent employees in this segment decreased to 199 during the third quarter of 2019 as compared to 200 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
Compensation and related expenses	$58,526	$55,639	5.2%
Percentage of total revenues	57.6%	58.4%

The increase in compensation and related expenses during the third quarter of 2019 was due to an increase in payroll expense, an increase in bonus expense, and an increase in fringe benefits partially offset by a change in the value of assets associated with our deferred compensation plan. Payroll expense increased $2,905,000 during the third quarter of 2019 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. Bonus expense increased by $887,000 during the third quarter of 2019 due to a corresponding increase to income before income taxes, interest income, bonus expense, and stock-based compensation. Fringe benefits increased by $311,000 during the third quarter of 2019 due to the increase in technical full-time equivalent employees. During the third quarter of 2019, deferred compensation expense decreased $1,479,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of plan assets of $361,000 during the third quarter of 2019 as compared to an increase in the value of plan assets of $1,840,000 during the same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
Other operating expenses	$8,345	$7,826	6.6%
Percentage of total revenues	8.2%	8.2%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the third quarter of 2019 was primarily due to an increase in occupancy expense of $163,000, an increase in information technology expenses of $159,000, and several other individually insignificant increases. These increases were due to our increase in technical full-time equivalent employees and investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
Reimbursable expenses	$6,042	$6,588	-8.3%
Percentage of total revenues	5.9%	6.9%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
General and administrative expenses	$5,451	$4,655	17.1%
Percentage of total revenues	5.4%	4.9%

The increase in general and administrative expenses during the third quarter of 2019 was primarily due to an increase in travel and meals of $724,000. The increase in travel and meals was due to a firm-wide managers’ meeting held during the third quarter of 2019. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
Other income, net	$2,027	$3,395	-40.3%
Percentage of total revenues	2.0%	3.6%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in interest income of $175,000. During the third quarter of 2019, other income, net, decreased $1,479,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $361,000 during the third quarter of 2019 as compared to an increase in the value of the plan assets of $1,840,000 during the same period last year. The increase in interest income was due to higher interest rates for our cash equivalents and short-term investments.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
Income taxes	$5,578	$6,536	-14.7%
Percentage of total revenues	5.5%	6.9%
Effective tax rate	22.1%	27.2%

The decrease in the effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards increased to $1,666,000 during the third quarter of 2019 as compared to $90,000 during the same period last year.

Nine Months Ended September 27, 2019 compared to Nine Months Ended September 28, 2018

Revenues

	Nine Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
Engineering and Other Scientific	$250,134	$231,980	7.8%
Percentage of total revenues	81.5%	80.7%
Environmental and Health	56,951	55,400	2.8%
Percentage of total revenues	18.5%	19.3%
Total revenues	$307,085	$287,380	6.9%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first nine months of 2019, billable hours for this segment increased by 6% to 801,000 as compared to 758,000 during the same period last year. Utilization for this segment decreased to 74% during the first nine months of 2019 as compared to 76% during the same period last year. The increase in billable hours was due to strong growth in our biomedical engineering, buildings and structures, construction consulting, human factors, and thermal sciences practices. The human factors practice is leveraging our user research laboratory in Phoenix, as well as our global footprint, to collect diverse data sets for clients. Our interdisciplinary team of materials scientists, thermal scientists and structural engineers is advising utility clients regarding infrastructure integrity management. Our construction consulting practice is teaming with several of our engineering practices to support international arbitrations related to issues on large capital projects. The decrease in utilization was due to the completion of the large human factors assessment in the middle of the third quarter of 2018. Technical full-time equivalent employees in this segment increased 9% to 692 during the first nine months of 2019 as compared to 636 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the first nine months of 2019, billable hours for this segment increased to 216,000 as compared to 215,000 during the same period last year. Utilization in this segment was 69% during the first nine months of both 2019 and 2018. The increase in billable hours was due to work evaluating the effect of chemicals on human health and the environment partially offset by this segment’s contribution to the large human factor assessment during the first nine months of 2018. This human factors assessment was completed in the middle of the third quarter of 2018. Technical full-time equivalent employees in this segment increased by 2% to 202 during the first nine months of 2019 as compared to 199 during the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses

	Nine Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
Compensation and related expenses	$185,616	$168,676	10.0%
Percentage of total revenues	60.4%	58.7%

The increase in compensation and related expenses during the first nine months of 2019 was due to an increase in payroll expense, a change in the value of assets associated with our deferred compensation plan, an increase in bonus expense, and an increase in fringe benefits. Payroll expense increased $8,104,000 during the first nine months of 2019 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. During the first nine months of 2019, deferred compensation expense increased $5,838,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $8,415,000 during the first nine months of 2019 as compared to an increase in the value of plan assets of $2,577,000 during the same period last year. Bonus expense increased by $1,913,000 during the first nine months of 2019 due to a corresponding increase to income before income taxes, interest income, bonus expense, and stock-based compensation. Fringe benefits increased by $847,000 during the first nine months of 2019 due to the increase in technical full-time equivalent employees. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Nine Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
Other operating expenses	$24,448	$22,857	7.0%
Percentage of total revenues	8.0%	8.0%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first nine months of 2019 was primarily due to an increase in occupancy expense of $571,000, an increase in information technology expenses of $409,000, an increase in technical materials of $212,000, and several other individually insignificant increases. These increases were due to our increase in technical full-time equivalent employees and investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Nine Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
Reimbursable expenses	$17,915	$18,010	-0.5%
Percentage of total revenues	5.8%	6.3%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Nine Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
General and administrative expenses	$15,345	$13,167	16.5%
Percentage of total revenues	5.0%	4.6%

The increase in general and administrative expenses during the first nine months of 2019 was primarily due to an increase in travel and meals of $1,407,000, an increase in marketing and promotion of $278,000, an increase in bad debt of $235,000 and several other individually insignificant increases. The increase in travel and meals was due to a firm-wide managers’ meeting held during the third quarter of 2019, an increase in technical full-time equivalent employees, and an increase in business development and professional development activities. The increase in marketing and promotion was due to an increase in business development activities. The increase in bad debt expense was due to an increase in our allowance for doubtful accounts. We expect general and administrative expenses to increase as we selectively add new talent and expand our business and staff development initiatives.

Other Income, Net

	Nine Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
Other income, net	$13,623	$6,688	103.7%
Percentage of total revenues	4.4%	2.3%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and an increase in interest income of $1,081,000. During the first nine months of 2019, other income, net, increased $5,838,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $8,415,000 during the first nine months of 2019 as compared to an increase in the value of the plan assets of $2,577,000 during the same period last year. The increase in interest income was due to higher interest rates for our cash equivalents and short-term investments.

Income Taxes

	Nine Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	Percent Change
Income taxes	$14,045	$15,140	(7.2)%
Percentage of total revenues	4.6%	5.3%
Effective tax rate	18.1%	21.2%

The decrease in the effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards increased to $7,354,000 during the first nine months of 2019 as compared to $4,154,000 during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in thousands)	September 27, 2019	September 28, 2018
Net cash provided by operating activities	$52,293	$46,826
Net cash used in investing activities	(11,717)	(21,958)
Net cash used in financing activities	(34,437)	(28,271)

We financed our business during the first nine months of 2019 through available cash. We invest our excess cash in cash equivalents and short-term investments.  As of September 27, 2019, our cash, cash equivalents and short-term investments were $210.0 million compared to $208.6 million at December 28, 2018.  We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year.  Our largest source of operating cash flows is collections from our clients.  Our primary uses of cash from operating activities are for employee related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel. The increase in net cash provided by operating activities during the first nine months of 2019 was primarily due to an increase in net income.

The decrease in net cash used in investing activities during the first nine months of 2019, as compared to the same period last year, was due to an increase in the maturity of short-term investments partially offset by an increase in capital expenditures. The increase in capital expenditures was due to the construction costs associated with the office and laboratory facility we built in Natick, Massachusetts.

The increase in net cash used in financing activities during the first nine months of 2019, as compared to the same period last year, was due to an increase in payroll taxes for restricted stock units and an increase in dividend payments.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees.  Vested amounts due under the plan of $64,808,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at September 27, 2019.  Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors.  As of September 27, 2019, invested amounts under the plan of $64,841,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and nine months ended September 27, 2019 and September 28, 2018:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Revenues before reimbursements	$95,506	$88,714	$289,170	$269,370
EBITDA	$25,968	$24,810	$79,394	$74,255
EBITDA as a % of revenues before reimbursements	27.2%	28.0%	27.5%	27.6%

The decrease in EBITDA as a percentage of revenues before reimbursements during the third quarter of 2019 as compared to the same period last year was primarily due to the increase in general and administrative expenses associated with our firm-wide managers’ meeting.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended September 27, 2019:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net income	$19,633	$17,453	$63,339	$56,218
Add back (subtract):
Income taxes	5,578	6,536	14,045	15,140
Interest income, net	(915)	(740)	(2,894)	(1,813)
Depreciation and amortization	1,672	1,561	4,904	4,710
EBITDA	25,968	24,810	79,394	74,255
Stock-based compensation	3,844	3,572	13,585	13,605
EBITDAS	$29,812	$28,382	$92,979	$87,860

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

At September 27, 2019, we had net assets of approximately $8.6 million with a functional currency of the British Pound, net assets of approximately $3.9 million with a functional currency of the Euro, and net assets of approximately $3.1 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, Germany, and China, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities.  At September 27, 2019, we had net assets denominated in the non-functional currency of approximately $4.5 million.

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

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of September 27, 2019, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 29, 2019, PG&E Corp. (“PG&E”) filed for bankruptcy under chapter 11 of the U.S. bankruptcy code. As of September 27, 2019, our total pre-bankruptcy outstanding accounts receivable from PG&E was $3.0 million. We currently expect to collect substantially all of the pre-bankruptcy accounts receivable from PG&E.  However, due to the risks and uncertainties inherent in the bankruptcy process, the amount ultimately collected could differ from our current expectation. We continue to do work for PG&E post-bankruptcy filing and expect to be paid for this work in the ordinary course of business.  Under the United States Bankruptcy code, PG&E is required to pay all post-bankruptcy expenses in the normal course of business.  If they do not do so, we are eligible to have the post-bankruptcy obligation categorized as an administrative expense entitled to priority over most pre-bankruptcy creditors.

We hold substantial investments that could present liquidity risks.

Our cash equivalent and short-term investment portfolio as of September 27, 2019, consisted primarily of obligations of U.S. government agencies and the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of September 27, 2019, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Our long-lived assets, including our office, laboratory and warehouse space in Menlo Park, California, our test and engineering center in Phoenix, Arizona, and our office and laboratory facilities in Natick, Massachusetts, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at the asset group level could result in impairment of our long-lived assets. In addition, we have operating lease right-of-use assets for office and laboratory space.  Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges.

Our international operations create special risks that could adversely affect our business.

In addition to our offices in the United States, we have physical offices in the United Kingdom, Germany, Switzerland, Hong Kong, China, Singapore and Ireland, and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; tariffs and other trade barriers including the United Kingdom’s decision to leave the European Union; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010; managing the risks associated with global privacy and data security laws and regulations including the General Data Protection Regulation in Europe; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; potentially adverse tax consequences; and other impending legislation that could add additional risks to the business.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended September 27, 2019 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
June 29 to July 26	-	$-	-	$92,462
July 27 to August 23	-	-	-	$92,462
August 24 to September 27	-	-	-	$92,462
Total	-	$-	-	$92,462

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

Date: November 1, 2019
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer