Form 10-K
period 2020-01-03
EXPONENT INC
filed 2020-02-28
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 3, 2020.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	EXPO	Nasdaq Global Select Market

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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sales price of the common stock as reported on the NASDAQ Global Select Market on June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was $2,244,943,377. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 28, 2019 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 21, 2020 was 51,817,981.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders to be held on May 28, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED JANUARY 3, 2020

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

CLIENTS

General

Exponent serves clients in chemical, construction, consumer products, energy, food, beverage and nutrition, government, life sciences, insurance, manufacturing, technology, industrial equipment, transportation and other sectors of the economy. Many of our engagements are initiated directly by large corporations or by lawyers or insurance companies whose clients anticipate, or are engaged in, litigation related to their products, equipment, processes or services. The scope of our services in failure prevention and technology evaluation has grown as the technological complexity of products has increased over the years. During 2019, we provided services representing approximately 24% of revenues to clients in the consumer products industry. During 2019, we provided services representing approximately 17% of revenues to clients in the transportation industry. During 2019, we provided services representing approximately 17% of revenues to clients in the energy and utilities industries.

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

SERVICES

Exponent provides high quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate 17 practices in two reportable operating segments, Engineering and Other Scientific and Environmental and Health:

ENGINEERING AND OTHER SCIENTIFIC

•	Biomechanics
•	Biomedical Engineering
•	Buildings & Structures
•	Civil Engineering

•	Construction Consulting
•	Electrical Engineering & Computer Science
•	Human Factors
•	Materials & Corrosion Engineering
•	Mechanical Engineering
•	Polymer Science & Materials Chemistry
•	Statistical & Data Sciences
•	Thermal Sciences
•	Vehicle Engineering

ENVIRONMENTAL AND HEALTH

•	Chemical Regulation & Food Safety
•	Ecological & Biological Sciences
•	Environmental & Earth Sciences
•	Health Sciences

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

Buildings & Structures

The basic function of a building is to provide structurally sound, durable, economically constructed and environmentally controlled space to house and protect occupants and contents. If this basic function is not achieved, it is because one or more aspect(s) of the building design or construction has failed. Our architects, structural engineers, and material scientists have been investigating such failures for decades, and we use this experience to solve problems with building systems and components, including finding the best repair options and mitigating the risk of future failures.

During the past year, we have evaluated numerous problems with residential, commercial and industrial structures for owners, designers, and builders. Our evaluations often include property inspections, laboratory or on-site testing, engineering analysis, and the development of repair recommendations. In addition, we have worked with owners to assess and mitigate the risk of failure associated with hazards such as hurricanes, earthquakes, tsunamis and aging infrastructure. We have assessed these risks to high-rise buildings, industrial facilities, pipelines and nuclear power plant structures.

Civil Engineering

Our Civil Engineering Practice provides broad expertise that includes geotechnical engineering, geological engineering, engineering geology, and geology to address a host of geo-failures, including landslides, foundation and retaining wall failures, pipeline failures, dam and levee failures. The practice’s expertise also includes evaluation of complex construction claims involving geotechnical design issues, wildland fire effects, and pipeline hazard evaluations. Over the past year, our consultants have been engaged in a number of investigations related to wildland fires, pipeline hazard evaluations, landslide evaluations, construction vibration claims, construction defect evaluations, and seismic design evaluations. This practice provided services for property owners, contractors, design professionals, state agencies, attorneys and insurance carriers.

Construction Consulting

Our Construction Consulting Practice provides expertise in the areas of project advisory, risk analysis, strategic planning, dispute resolution, delay analysis and financial damages. During the past year, we expanded the practice by leveraging key client relationships in several construction sectors including utilities, infrastructure and oil and gas. We also added staff in London and Singapore to assist us with our growing international arbitration work. The practice has been retained on numerous complex international arbitrations in Asia Pacific, Europe and the Middle East. Our multi-disciplinary staff, which includes engineers, project managers, schedulers, quantity surveyors, and financial specialists, provides these services to both the public and private sectors for clients who represent a diverse mix of corporations, law firms and agencies. Our projects include many sectors of the construction and engineering industry which include power plants, electric and gas utilities, petrochemical facilities, transportation systems, tunnels, airports, and sporting arenas.

Electrical Engineering & Computer Science

Our Electrical Engineering and Computer Science Practice offers a broad range of expertise to address complex issues for industrial, government and law firm clients. Our power engineers advise clients on challenges relating to reliability of electrical systems, failures in power generation, transmission and distribution as well as on distributed generation, renewables and energy storage. Our team of electronic engineers works on failure analysis, product robustness and reliability for consumer and industrial electronics. Our information engineers and scientists work with high-tech industries and computer-controlled applications to evaluate product safety and software reliability. The information engineering and science expertise we offer encompasses a breadth of areas including information and numerical sciences, algorithms and data structures, computer graphics, computer architecture, networking and communications, as well as security and cryptography. We operate laboratories for testing heavy equipment and electronics and we have a broad capability in analyzing computer software.

Over the past year, we performed a wide array of investigations ranging from assessing electrical damage to infrastructure from the effect of weather-related events to working with clients to develop sophisticated machine learning algorithms applied to large quantities of unstructured data. We continue to work with consumer electronics manufacturers and the transportation industry on the reliability and robustness of computer-controlled equipment for user safety.

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

Materials & Corrosion Engineering

Our in-depth knowledge of materials science, corrosion, and metallurgical engineering, combined with the breadth of our collective experience across many industries and disciplines gives our Materials and Corrosion Engineering Practice a unique ability to efficiently provide our clients with solutions to their complex materials-based problems. We use our knowledge and experience to understand how and why materials, products, and processes may not perform their intended function. Further, we use this knowledge to help our clients prevent future failures of new products as well as aging infrastructure.

Over the past year, our Materials and Corrosion Engineering Practice helped clients solve critical materials-related issues in the consumer electronics, medical device, battery systems, chemical processing, transportation, energy, utilities, and aerospace fields, among others. The Materials and Corrosion Engineering Practice continues to expand its presence in Asia and Europe with hires in our Shanghai, Hong Kong and London offices.

Mechanical Engineering

We provide clients with a thorough comprehension of current and alternate designs of mechanical systems to identify vulnerabilities before failures occur, develop appropriate risk mitigation methods, and provide post-failure investigations. Our consultants review the performance and reliability of industrial processes, manufactured products, and engineered systems, and we determine the root cause of failures. We assist in legal and insurance matters, failure investigations, product recall investigations, internal compliance programs, product development, workplace safety evaluations, and intellectual property matters.

Our staff members develop and utilize detailed and validated computational models and laboratory experimental methods to evaluate products, systems, and equipment. We perform field inspections, rely on industry standards, and utilize operational data to inform our analyses. We have performed these activities in a broad range of industries including transportation, energy, industrial equipment, building systems, medical devices, and consumer products. During the past year, our mechanical engineers worked on a wide variety of projects including international construction disputes, product recalls, and mechanical safety in product development.

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

During the past year, our statisticians and data scientists worked on diverse projects for government, industry, and legal clients. We performed assessments of manufacturing quality systems, evaluated the durability and reliability of smart cards for identity management and credentialing, examined the in-service safety record of home appliances and medical devices, developed sampling plans associated with product recall campaigns, and analyzed the operating risk of a facility storing environmentally hazardous material.

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

Vehicle Engineering

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

During the past year, our Chemical Regulation and Food Safety staff have conducted a wide array of work. The European and U.S. sides of the practice were jointly involved with the ongoing support of multiple new pesticide active ingredients and end-use products. The European side of our business was involved with many projects related to plant protection and biocidal product regulatory submissions, from new active substances and those under review to product-specific dossiers for European member states. In addition, we provided many specialist assessments relating to human and environmental exposure and product efficacy as well as national and international Maximum Residue Limit/import tolerance submissions covering countries such as South Korea, Taiwan and Hong Kong. In

Europe and the U.S., we continued to provide clients with regulatory compliance support for food contact materials, food additives, novel foods, nutrition-related analyses, as well as undertaking safety assessments for food and cosmetics products. We also provided proactive and reactive product safety and litigation support. For industrial chemicals, we continued to provide full regulatory support for our clients who prepared and submitted registrations and risk assessments. Our European and U.S. Offices were active supporting our clients with their EU REACH and TSCA regulatory requirements. Our U.S. offices continued to provide services related to new pesticide active ingredients and end-use product development and registrations in the U.S., Canada, and Mexico, registration review under EPA, State registration support, import tolerances in the U.S. and Canada, inert ingredient approvals, due diligence related to product and/or business sales, and data compensation.

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

Environmental & Earth Sciences

Our environmental scientists and engineers provide cost-effective, scientifically defensible and realistic assessments and solutions to complex environmental issues. We offer technical, regulatory, and litigation support to industries that include oil and gas, mining and minerals, chemicals, forest products, railroads, aerospace, development, and trade associations, and to municipal and governmental clients. Our consultants specialize in the areas of environmental fate and transport, environmental chemistry and forensics, hydrogeology, modeling and monitoring, water quality, water rights and water resources, natural resource damage assessments, data analytics, remediation consulting, environmental engineering and waste management, extreme weather event risk management, and evaluation of environmental and social risks. Our work typically involves complex and high visibility environmental problems and issues, often the focus of environmental or toxic tort claims, where evaluation of contamination, historical reconstruction of events, releases, and doses are central to problem resolution. We provide case-specific strategic and advisory consulting on risk mitigation, planning, and environmental regulatory and policy issues, as well as high-level technical strategic consulting to support critical business decisions and for complex matters where understanding the long-term implications of early technical actions is critical to managing overall liability.

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

EMPLOYEES

As of January 3, 2020, we employed 1,201 full-time, part-time and hourly employees, including 946 engineering and scientific staff, 88 technical support staff and 167 administrative and support staff. Our staff includes 866 employees with advanced degrees, of which 636 employees have achieved the level of Ph.D., Sc.D. or M.D.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Exponent and their ages as of February 28, 2020 are as follows:

Name	Age	Position
Catherine Ford Corrigan, Ph.D.	51	President and Chief Executive Officer
Robert I. Haddad, Ph.D.	62	Group Vice President
Brad A. James, Ph.D.	54	Group Vice President
Harri K. Kytomaa, Ph.D.	61	Group Vice President
Steven J. Murray, Ph.D.	45	Group Vice President
John D. Pye, Ph.D.	49	Group Vice President
Richard Reiss, Sc.D.	53	Group Vice President
Maureen T.F. Reitman, Sc.D.	51	Group Vice President
Richard L. Schlenker, Jr.	54	Executive Vice President, Chief Financial Officer and Corporate Secretary
Sally B. Shepard	59	Chief Human Resources Officer

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

Brad A. James, Ph.D., joined the Company in 1994. He was promoted to Principal Engineer in 2005 and was appointed Corporate Vice President in 2014. Dr. James was appointed Group Vice President on January 4, 2020. Dr. James received his Ph.D. (1994) in Metallurgical and Materials Engineering from the Colorado School of Mines and his B.S. (1988) in Metallurgical Engineering from the University of Washington. He is a licensed professional engineer in the states of California and Texas. Prior to joining Exponent, Dr. James was employed as a Research Engineer, Materials Performance Division, at the Babcock and Wilcox R&D Center.

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

Maureen T.F. Reitman, Sc.D., joined the Company in 2002. She was promoted to Principal Engineer in 2006 and was appointed Corporate Vice President in 2014. Dr. Reitman was appointed Group Vice President on January 4, 2020. Dr. Reitman received her Sc.D. (1993) in Materials Science and Engineering from the Massachusetts Institute of Technology and her B.S. (1990) in Materials Science and Engineering from the Massachusetts Institute of Technology. She is a registered Professional Mechanical Engineer in the state of Maryland. Prior to joining Exponent, Dr. Reitman worked for the 3M Company in both research and management roles. Her activities at 3M included technology identification, materials selection and qualification, product development, customer support, program management, acquisition integration, intellectual property analysis, and patent litigation support.

Richard L. Schlenker, Jr., joined the Company in 1990. Mr. Schlenker is the Executive Vice President, Chief Financial Officer and Corporate Secretary of the Company. He was appointed Executive Vice President in April 2010, Chief Financial Officer in July 1999 and Secretary of the Company in November 1997. Mr. Schlenker was the Director of Human Resources from 1998 until his appointment as Chief Financial Officer. He was the Manager of Corporate Development from 1996 until 1998. From 1993 to 1996, Mr. Schlenker was a Business Manager, where he managed the business activities for multiple consulting practices within the Company. Prior to 1993, he held several different positions in finance and accounting within the Company. Mr. Schlenker holds a B.S. in Finance from the University of Southern California.

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

The unpredictable and reactive nature of our business can create uneven performance in any given quarter or year.

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

We currently derive a significant portion of our revenues from clients in the chemical, construction, consumer products, energy, life sciences and transportation industries. The loss of any large client could have a material adverse effect on our business, financial condition or results of operations.

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

On January 29, 2019, PG&E Corp. (“PG&E”) filed for bankruptcy under chapter 11 of the U.S. bankruptcy code. As of January 3, 2020, our total pre-bankruptcy outstanding accounts receivable from PG&E was $3.0 million. We currently expect to collect substantially all of the pre-bankruptcy accounts receivable from PG&E. However, due to the risks and uncertainties inherent in the bankruptcy process, the amount ultimately collected could differ from our current expectation. We continue to do work for PG&E post-bankruptcy filing and expect to be paid for this work in the ordinary course of business. Under the United States Bankruptcy code, PG&E is required to pay all post-bankruptcy expenses in the normal course of business. If they do not do so, we are eligible to have the post-bankruptcy obligations categorized as an administrative expense entitled to priority over most pre-bankruptcy creditors.

We hold substantial investments that could present liquidity risks.

Our cash equivalent and short-term investment portfolio as of January 3, 2020 consisted primarily of obligations of the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of January 3, 2020, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

We manage, utilize, and store sensitive or confidential client or employee data, including personal data and protected health information. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information, including the Health Insurance Portability and Accountability Act, and international laws such as the European Union General Data Protection Regulation. In addition, many states, U.S. federal governmental authorities and non-U.S. jurisdictions have adopted, proposed, or are considering adopting or proposing, additional data security and/or data privacy statutes or regulations such as the California Consumer Privacy Act. These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future.

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

Catastrophic events may disrupt our business.

We rely on our network infrastructure and certain third-party hosted services to support our operations. A disruption or failure of these systems in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics, cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could have a material adverse effect on our business, financial condition or results of operations.

Climate change may have a long-term impact on our business.

The areas where we conduct business are vulnerable to the effects of climate change. For example, in California, wildfire danger increases the probability of planned power outages which may impact our employees’ abilities to commute to work and to stay connected. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure, have the potential to disrupt our business.

Our financial condition and results of operations for 2020 are expected to be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In late January 2020, in response to intensifying efforts to contain the spread of this coronavirus, we temporarily closed our offices in Shanghai and Hong Kong based on the guidance of the local health authorities. Our offices in Shanghai and Hong Kong are currently open but may close again in the future. The coronavirus also impacted our clients operations which reduced demand for our services. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact.

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

Our office facilities in Natick, Massachusetts, consist of a 60,480 square foot building, with office and laboratory space located on a 2.9 acre tract of land that we own and an adjacent building that consists of 9,100 square feet of office space located on a 0.81 acre tract of land that we also own.

In addition, we lease office and laboratory space in 20 other locations in 13 states and the District of Columbia, as well as in Germany, China, Hong Kong, Singapore, Switzerland and the United Kingdom. Leases for these offices and laboratory facilities have terms generally ranging between one and ten years. Aggregate lease expense in 2019 for all leased properties was $7,707,000.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, under the symbol “EXPO.”

As of February 21, 2020, there were 176 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended January 3, 2020 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
September 28 to October 25	200	$64.54	200	$79,547
October 26 to November 22	55	$64.29	55	$75,988
November 23 to January 3	87	$63.56	87	$70,504
Total	342	$64.25	342

Repurchases of the Company’s common stock were affected pursuant to a repurchase program authorized by the Company’s Board of Directors. On October 19, 2016, the Company’s Board of Directors announced $35,000,000 for the repurchase of the Company’s common stock. On January 31, 2019, the Company’s Board of Directors announced $75,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates.

COMPANY STOCK PRICE PERFORMANCE GRAPH

This graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2014 through 2019 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2014. Note that the historic price performance is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Part II - “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years
(In thousands, except per share data)	2019	2018	2017	2016	2015
Consolidated Statements of Income Data:

Revenues before reimbursements	$391,390	$354,639	$329,664	$299,197	$295,705
Revenues	$417,199	$379,523	$347,799	$315,076	$312,832
Operating income	$85,111	$91,456	$72,051	$61,911	$68,933
Net income	$82,460	$72,254	$41,305	$47,480	$43,599

Net income per share:
Basic	$1.56	$1.37	$0.78	$0.90	$0.82
Diluted	$1.53	$1.33	$0.77	$0.87	$0.80

Cash dividends declared per share	$0.64	$0.52	$0.42	$0.36	$0.30

Consolidated Balance Sheet Data:

Cash and cash equivalents	$176,436	$127,059	$124,794	$114,967	$125,751
Short-term investments	$55,165	$81,495	$71,604	$58,755	$45,842
Working capital	$240,084	$228,308	$222,402	$193,808	$192,312
Total assets	$563,411	$468,936	$439,589	$403,744	$387,507
Long-term liabilities	$89,200	$56,723	$57,394	$50,162	$44,229
Total stockholders’ equity	$350,251	$313,909	$289,088	$273,346	$262,804

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

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	Percentage of Revenues for			Period to
	Fiscal Years			Period Change
	2019	2018	2017	2019 v 2018	2018 v 2017
Revenues	100.0%	100.0%	100.0%	9.9%	9.1%

Operating expenses:
Compensation and related expenses	60.5	56.7	60.5	17.3	2.3
Other operating expenses	8.0	8.1	8.5	9.7	3.6
Reimbursable expenses	6.2	6.6	5.2	3.7	37.2
General and administrative expenses	4.9	4.6	5.1	17.0	(1.4)
	79.6	76.0	79.3	15.3	4.5
Operating income	20.4	24.0	20.7	(6.9)	26.9

Other income, net	4.6	0.5	3.0	925.2	(82.2)

Income before income taxes	25.0	24.5	23.7	11.7	13.1

Provision for income taxes	5.2	5.5	11.8	3.2	(48.9)

Net income	19.8%	19.0%	11.9%	14.1%	74.9%

EXECUTIVE SUMMARY

Revenues for 2019 increased 10% and revenues before reimbursements also increased 10% as compared to the prior year. The increase in revenues before reimbursements was due to an increase in billable hours and an increase in billing rates. We experienced strong demand for our consulting services from a diverse set of clients for both proactive and reactive projects. During 2019 we experienced demand from a broad set of industries involving energy storage and battery technologies, continued our integrity management assessments related to the utilities industry, and saw our international arbitration work expand geographically. Our human factors product studies continue to provide unique insights into the operability, usability and safety of human-machine systems.

We were engaged by clients throughout the year to determine what happened when a disaster occurs. These events ranged from structural failures on major infrastructure to nanoscale components. We also continued to see demand for our scientists to assess increasing concerns regarding the impact of chemicals on human health and the environment. During 2019, we had strong growth in our biomedical engineering, buildings & structures, chemical regulation & food safety, construction consulting, human factors, materials & corrosion engineering, thermal sciences, and polymer science & materials chemistry practices.

Net income increased 14% to $82,460,000 during 2019 as compared to $72,254,000 during 2018. Diluted earnings per share increased to $1.53 for 2019 as compared to $1.33 for 2018. The increases in net income and diluted earnings per share were primarily due to the 10% increase in revenues before reimbursements and a decrease in our effective tax rate due to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards increased to $8,067,000 during 2019 as compared to $4,154,000 during 2018. The increase in revenues before reimbursements was also due to fiscal 2019 having one additional week of activity as compared to fiscal 2018.

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

OVERVIEW OF THE YEAR ENDED JANUARY 3, 2020

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal year ended January 3, 2020 included 53 weeks of activity. The fiscal years ended December 28, 2018 and December 29, 2017 included 52 weeks of activity. Fiscal 2020 is a 52 week fiscal year that will end on Friday, January 1, 2021.

During 2019, billable hours increased 8% to 1,376,000 as compared to 1,274,000 during 2018. Our utilization decreased to 72% for 2019 as compared to 73% for 2018. Technical full-time equivalent employees increased 7% to 901 for 2019 as compared to 839 for 2018 as a result of our recruiting and retention efforts. We continue to selectively hire key talent to expand our capabilities.

FISCAL YEARS ENDED JANUARY 3, 2020, AND DECEMBER 28, 2018

Revenues

(In thousands except percentages)	Fiscal Years		Percent
	2019	2018	Change
Engineering and Other Scientific	$339,796	$306,265	10.9%
Percentage of total revenues	81.4%	80.7%
Environmental and Health	77,403	73,258	5.7%
Percentage of total revenues	18.6%	19.3%
Total revenues	$417,199	$379,523	9.9%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During 2019, billable hours for this segment increased by 9.3% to 1,084,000 as compared to 992,000 during 2018. This segment had strong growth in its biomedical engineering, buildings & structures, construction consulting, human factors, materials & corrosion engineering, thermal sciences, and polymer science & materials chemistry practices. We continued to see strong demand from multinational companies for our scientific expertise and advice regarding their products. Safety concerns regarding energy storage systems drove increased demand for risk assessments in the consumer products, transportation, utility and medical device industries. The increase in billable hours was also due to fiscal 2019 having one additional week of activity than fiscal 2018. Utilization decreased to 73% for 2019 as compared to 75% for 2018. The decrease in utilization was due to the completion of a large human factors assessment in the third quarter of 2018. Technical full-time equivalents increased 9.2% to 699 for 2019 as compared to 640 for 2018 due to our recruiting and retention efforts.

The increase in revenues from our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During 2019, billable hours for this segment increased by 3.5% to 292,000 as compared to 282,000 during 2018. The increase in billable hours was due to growth in our chemical regulation & food safety practice where we expanded our proactive services. The increase in billable hours was also due to fiscal 2019 having one additional week of activity than fiscal 2018. Utilization was 68% for both 2019 and 2018. Technical full-time equivalents increased 1.5% to 202 during 2019 as compared to 199 for 2018 due to our recruiting and retention efforts.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2019	2018	Change
Compensation and related expenses	$252,197	$215,052	17.3%
Percentage of total revenues	60.5%	56.7%

The increase in compensation and related expenses during 2019 was due to an increase in payroll expense, an increase in bonus expense, an increase in fringe benefits, and a change in the value of assets associated with our deferred compensation plan. During 2019, payroll and fringe benefits increased $13,629,000 and $1,735,000, respectively, due to the increase in technical full-time equivalent employees, the impact of our annual salary increase and fiscal 2019 having one additional week of activity than fiscal 2018. During 2019, bonus expense increased by $4,576,000 due to a corresponding increase in income before income taxes, before bonus expense, and before stock-based compensation. During 2019, deferred compensation expense increased $16,734,000 with a corresponding increase to other income, net, as compared to the prior year due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $12,834,000 during 2019 as compared to a decrease in the value of the plan assets of $3,900,000 during 2018. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2019	2018	Change
Other operating Expenses	$33,562	$30,599	9.7%
Percentage of total revenues	8.0%	8.1%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in occupancy expense of $1,028,000, an increase in information technology expenses of $768,000, an increase in depreciation and amortization of $514,000, and an increase in technical materials of $317,000. These increases were due to our increase in technical full-time equivalent employees, investments in our corporate infrastructure and fiscal 2019 having one additional week of activity than fiscal 2018. We expect other operating expense to grow as we selectively add new talent and make additional investments in our corporate infrastructure.

Reimbursable Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2019	2018	Change
Reimbursable expenses	$25,809	$24,884	3.7%
Percentage of total revenues	6.2%	6.6%

The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2019	2018	Change
General and administrative expenses	$20,520	$17,532	17.0%
Percentage of total revenues	4.9%	4.6%

The increase in general and administrative expenses during 2019 was primarily due to an increase in travel and meals of $1,724,000, an increase in marketing and promotion of $334,000, an increase in bad debt of $259,000 and several other individually insignificant increases. The increase in travel and meals was due to a firm-wide managers meeting held during 2019, an increase in technical full-time equivalent employees, an increase in business development and professional development activities and fiscal 2019 having one additional week of activity than fiscal 2018. The increase in marketing and promotion was due to an increase in business development activities. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts, and pursue staff development initiatives.

Other Income

(In thousands except percentages)	Fiscal Years		Percent
	2019	2018	Change
Other income	$19,079	$1,861	925.2%
Percentage of total revenues	4.6%	0.5%

Other income consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The increase in other income was primarily due to the change in value of assets associated with our deferred compensation plan and an increase in interest income partially offset by an increase in loss on foreign exchange. During 2019, other income increased $16,734,000 with a corresponding increase to deferred compensation expense as compared to 2018. This change consisted of an increase in the value of the plan assets of $12,834,000 during 2019 as compared to a decrease in the value of the plan assets of $3,900,000 during 2018. The increase in interest income of $1,161,000 was due to higher average balances and higher interest rates for our cash equivalents and short-term investments. During 2019 we recognized a foreign currency exchange loss of $601,000 associated with the planned divestiture of our German subsidiary.

Income Taxes

(In thousands except percentages)	Fiscal Years		Percent
	2019	2018	Change
Income taxes	$21,730	$21,063	3.2%
Percentage of total revenues	5.2%	5.5%
Effective tax rate	20.9%	22.6%

The decrease in our effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards partially offset by a tax charge associated with the planned divestiture of our German subsidiary. The excess tax benefit associated with stock-based awards increased to $8,067,000 during 2019 as compared to $4,154,000 during 2018. During 2019 we recognized a tax charge of $956,000 associated with the planned divestiture of our German subsidiary.

FISCAL YEARS ENDED DECEMBER 28, 2018, AND DECEMBER 29, 2017

Revenues

(In thousands except percentages)	Fiscal Years		Percent
	2018	2017	Change
Engineering and Other Scientific	$306,265	$277,603	10.3%
Percentage of total revenues	80.7%	79.8%
Environmental and Health	73,258	70,196	4.4%
Percentage of total revenues	19.3%	20.2%
Total revenues	$379,523	$347,799	9.1%

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

Compensation and Related Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2018	2017	Change
Compensation and related expenses	$215,052	$210,289	2.3%
Percentage of total revenues	56.7%	60.5%

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

Other Operating Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2018	2017	Change
Other operating Expenses	$30,599	$29,544	3.6%
Percentage of total revenues	8.1%	8.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in occupancy expense of $871,000 due to our increase in technical full-

time equivalent employees. We expect other operating expense to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2018	2017	Change
Reimbursable expenses	$24,884	$18,135	37.2%
Percentage of total revenues	6.6%	5.2%

The increase in reimbursable expenses was primarily due to an increase in travel related costs associated with our large human factors assessment project. The amount of reimbursable expenses will vary from year to year depending on the nature of our projects.

General and Administrative Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2018	2017	Change
General and administrative expenses	$17,532	$17,780	-1.4%
Percentage of total revenues	4.6%	5.1%

The decrease in general and administrative expenses during 2018 was primarily due to a decrease in travel and meals of $249,000 due to a firm-wide managers meeting during 2017. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts, and pursue staff development initiatives.

Other Income

(In thousands except percentages)	Fiscal Years		Percent
	2018	2017	Change
Other income	$1,861	$10,458	-82.2%
Percentage of total revenues	0.5%	3.0%

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

Income Taxes

(In thousands except percentages)	Fiscal Years		Percent
	2018	2017	Change
Income taxes	$21,063	$41,204	-48.9%
Percentage of total revenues	5.5%	11.8%
Effective tax rate	22.6%	49.9%

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

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$108,059	$91,188	$67,838
Investing activities	$4,269	$(25,820)	$(17,722)
Financing activities	$(63,414)	$(62,500)	$(41,261)

We financed our business in 2019 through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. As of January 3, 2020, our cash, cash equivalents and short-term investments were $231,601,000 as compared to $208,554,000 at December 28, 2018. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

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

Net cash provided by operating activities was $108.1 million for 2019 as compared to $91.2 million and $67.8 million in 2018 and 2017, respectively. The increase in net cash provided by operating activities during 2019 was primarily due to the increase in net income.

During 2019, 2018 and 2017, net cash provided by/used in investing activities was primarily related to the purchase and maturity of short-term investments and capital expenditures. During 2019 we completed construction of our office and laboratory facilities in Natick, Massachusetts. Total capital expenditures associated with this facility were $15.2 million during 2019. During 2018, we purchased 2.9 acres of land in Natick, Massachusetts, and started construction of our office and laboratory facilities. The total purchase price for the land was $5.2 million and our total capital expenditures during 2018 associated with the construction were $5.3 million.

The increase in net cash used in financing activities during 2019 as compared to 2018 was due to an increase in our quarterly dividend payment partially offset by a decrease in repurchases of our common stock. The increase in net cash used in financing activities during 2018 as compared to 2017 was due to an increase in our quarterly dividend payments and an increase in repurchases of our common stock.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends, procure facilities and equipment or strategically acquire professional service firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of January 3, 2020 (in thousands):

Operating
Fiscal	lease
year	commitments
2020	$6,938
2021	5,993
2022	4,773
2023	3,187
2024	2,176
Thereafter	4,464
$27,531

The above table does not reflect unrecognized tax benefits of $1,923,000, the timing of which is uncertain. Refer to “Note 7: Income Taxes” of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $68,373,000 were recorded as a long-term liability on our consolidated balance sheet at January 3, 2020. Vested amounts due under the plans of $7,984,000 were recorded as a current liability on our consolidated balance sheet at January 3, 2020. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of January 3, 2020, invested amounts under the plans of $68,400,000 were recorded as a long-term asset on our consolidated balance sheet. As of January 3, 2020, invested amounts under the plans of $7,534,000 were recorded as a current asset on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for 2019, 2018 and 2017:

(in thousands, except percentages)	Fiscal Years
	2019	2018	2017
Revenues before reimbursements	$391,390	$354,639	$329,664
EBITDA	$107,084	$96,858	$87,500
EBITDA as a % of revenues before reimbursements	27.4%	27.3%	26.5%

The slight increase in EBITDA as a percentage of revenues before reimbursements for 2019 as compared to 2018 was due to 10% growth in revenues before reimbursements partially offset by a 17% increase in general and administrative expenses primarily due to a firm-wide managers’ meeting during 2019.

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

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for 2019, 2018 and 2017:

(in thousands)	Fiscal Years
	2019	2018	2017
Net Income	$82,460	$72,254	$41,305
Add back (subtract):
Income taxes	21,730	21,063	41,204
Interest income, net	(3,912)	(2,751)	(1,294)
Depreciation and amortization	6,806	6,292	6,285
EBITDA	107,084	96,858	87,500
Stock-based compensation	17,466	16,993	16,155
EBITDAS	$124,550	$113,851	$103,655

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

We have foreign currency risk related to our revenues and expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Chinese Yuan, and the Hong Kong Dollar. Accordingly, changes in exchange rates may negatively affect the revenues and net income of our foreign subsidiaries as expressed in U.S. dollars.

At January 3, 2020, we had net assets of approximately $12.7 million with a functional currency of the British Pound, net assets of approximately $4.6 million with a functional currency of the Euro, net assets of approximately $5.9 million with a functional currency of the Chinese Yuan, and net assets of approximately $4.5 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, Germany, China, and Hong Kong respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the re-measurement of monetary assets and liabilities. At January 3, 2020, we had net assets denominated in the non-functional currency of approximately $5.0 million.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance, but not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 3, 2020.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (the "Proxy Statement"). See Part 1, Item 1 of this Annual Report on Form 10-K for information regarding the executive officers of the Company.

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

The following financial statement schedule of Exponent, Inc. for the years ended January 3, 2020, December 28, 2018 and December 29, 2017 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

Page

Schedule II - Valuation and Qualifying Accounts	64

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page

(a) Exhibit Index	65

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Exponent, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of January 3, 2020 and December 28, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 3, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2020 and December 28, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended January 3, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases due to the adoption of FASB Accounting Standards Codification Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the collectibility of accounts receivable

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for contract losses and doubtful accounts was $4.3 million as of January 3, 2020. The Company’s accounts receivable, net was $120.1 million as of January 3, 2020 which represents 21% of total assets and 29% of revenue for the year ended January 3, 2020. The Company maintains allowances to estimate their ability to collect financial obligations from customers. The Company records a specific allowance in circumstances where the Company is aware of a dispute with a specific customer or a specific customer’s inability to meet its financial obligations.

We identified the assessment of the collectibility of accounts receivable as a critical audit matter. Specifically, the specific allowance is an estimate that involved assessing the likelihood of collection of a customer’s accounts receivable by considering various factors such as the nature of any dispute, communications from the customer, historical collections, and number of days accounts receivables have been outstanding. Subjective auditor judgment was involved in evaluating the relevance and reliability of the evidence obtained in evaluating these factors.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s specific allowance process, including controls related to the Company’s assessment of the specific allowance. We investigated significant fluctuations in the specific allowance as compared to net accounts receivable and the prior year specific allowance. We inquired of Company personnel to evaluate the rationale for establishing a specific allowance for certain customers. For a selection of customer invoices and projects, we assessed the Company’s estimate of the specific customer allowance by evaluating the underlying contractual documents, historical collection trends, communications with customers and other additional factors. We evaluated subsequent collections occurring after the balance sheet date and considered the impact of potential subsequent events on the estimate of the specific allowance.

/s/ KPMG LLP

We have served as the Company’s auditor since 1987.

San Francisco, California

February 28, 2020

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2019	2018	2017
Revenues:
Revenues before reimbursements	$391,390	$354,639	$329,664
Reimbursements	25,809	24,884	18,135
Revenues	417,199	379,523	347,799

Operating expenses:
Compensation and related expenses	252,197	215,052	210,289
Other operating expenses	33,562	30,599	29,544
Reimbursable expenses	25,809	24,884	18,135
General and administrative expenses	20,520	17,532	17,780
Total operating expenses	332,088	288,067	275,748
Operating income	85,111	91,456	72,051

Other income:
Interest income	3,912	2,751	1,294
Miscellaneous income (loss), net	15,167	(890)	9,164
Income before income taxes	104,190	93,317	82,509

Provision for income taxes	21,730	21,063	41,204
Net income	$82,460	$72,254	$41,305

Net income per share:
Basic	$1.56	$1.37	$0.78
Diluted	$1.53	$1.33	$0.77
Shares used in per share computations:
Basic	52,691	52,906	52,724
Diluted	53,884	54,168	53,972

Cash dividends declared per common share	$0.64	$0.52	$0.42

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2019	2018	2017
Net income	$82,460	$72,254	$41,305

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0, $0, and $0, respectively	145	(1,015)	1,187
Reclassification adjustment for currency translation adjustments on planned disposal of a subsidiary, net of tax of $0, included in miscellaneous income, net on the consolidated statement of income	601	—	—
Unrealized gain/(loss) arising during the period on investments, net of tax of $(114), $(63), and $60, respectively	347	191	(90)
Comprehensive income	$83,553	$71,430	$42,402

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)	January 3, 2020	December 28, 2018
Assets
Current assets:
Cash and cash equivalents	$176,436	$127,059
Short-term investments	55,165	81,495
Accounts receivable, net of allowance for contract losses and doubtful accounts of $4,295 and $4,066, respectively	120,138	105,814
Prepaid expenses and other current assets	12,305	12,244
Total current assets	364,044	326,612

Property, equipment and leasehold improvements, net	61,587	46,103
Operating lease right-of-use asset	23,003	—
Goodwill	8,607	8,607
Deferred income taxes	36,821	34,090
Deferred compensation plan assets	68,400	52,286
Other assets	949	1,238
Total assets	$563,411	$468,936

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$18,583	$12,283
Accrued payroll and employee benefits	86,723	76,855
Deferred revenues	12,710	9,166
Operating lease liability	5,944	—
Total current liabilities	123,960	98,304

Other liabilities	2,669	2,548
Deferred compensation plan liabilities	68,373	52,708
Deferred rent	—	1,467
Operating lease liability	18,158	—
Total liabilities	$213,160	$155,027

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued	66	66
Additional paid-in capital	244,935	227,283
Accumulated other comprehensive income/(loss)
Investment securities, available for sale	302	(45)
Foreign currency translation adjustments	(2,062)	(2,808)
	(1,760)	(2,853)
Retained earnings	384,668	342,024
Treasury stock, at cost: 13,951 and 14,208 shares held, respectively	(277,658)	(252,611)
Total stockholders’ equity	350,251	313,909
Total liabilities and stockholders’ equity	$563,411	$468,936

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 30, 2016	65,707	$66	$194,599	$(3,126)	$291,243	14,512	$(209,436)	$273,346
Employee stock purchase plan	—	—	847	—	—	(40)	360	1,207
Exercise of stock options	—	—	144	—	—	(69)	674	818
Amortization of unrecognized stock-based compensation	—	—	7,824	—	—	—	—	7,824
Purchase of treasury shares	—	—	—	—	—	372	(11,931)	(11,931)
Foreign currency translation adjustments	—	—	—	1,187	—	—	—	1,187
Grant of restricted stock units to settle accrued bonus	—	—	6,918	—	—	—	—	6,918
Settlement of restricted stock units	—	—	(1,017)	—	(5,667)	(606)	(2,836)	(9,520)
Unrealized loss on investments	—	—	—	(90)	—	—	—	(90)
Dividends and dividend equivalent rights	—	—	915	—	(22,891)	—	—	(21,976)
Net income	—	—	—	—	41,305	—	—	41,305
Balance at December 29, 2017	65,707	$66	$210,230	$(2,029)	$303,990	14,169	$(223,169)	$289,088
Employee stock purchase plan	—	—	1,161	—	—	(32)	313	1,474
Amortization of unrecognized stock-based compensation	—	—	8,550	—	—	—	—	8,550
Purchase of treasury shares	—	—	—	—	—	562	(27,915)	(27,915)
Foreign currency translation adjustments	—	—	—	(1,015)	—	—	—	(1,015)
Grant of restricted stock units to settle accrued bonus	—	—	7,643	—	—	—	—	7,643
Settlement of restricted stock units	—	—	(1,107)	—	(5,892)	(491)	(1,840)	(8,839)
Unrealized gain on investments	—	—	—	191	—	—	—	191
Dividends and dividend equivalent rights	—	—	806	—	(28,328)	—	—	(27,522)
Net income	—	—	—	—	72,254	—	—	72,254
Balance at December 28, 2018	65,707	$66	$227,283	$(2,853)	$342,024	14,208	$(252,611)	$313,909
Employee stock purchase plan	—	—	1,384	—	—	(27)	284	1,668
Exercise of stock options	—	—	(141)	—	—	(166)	1,702	1,561
Amortization of unrecognized stock-based compensation	—	—	8,710	—	—	—	—	8,710
Purchase of treasury shares	—	—	—	—	—	342	(21,957)	(21,957)
Foreign currency translation adjustments	—	—	—	145	—	—	—	145
Reclassification adjustment for currency translation adjustments on planned disposal of a subsidiary	—	—	—	601	—	—	—	601
Grant of restricted stock units to settle accrued bonus	—	—	7,947	—	—	—	—	7,947
Settlement of restricted stock units	—	—	(961)	—	(5,146)	(406)	(5,076)	(11,183)
Unrealized gain on investments	—	—	—	347	—	—	—	347
Dividends and dividend equivalent rights	—	—	713	—	(34,670)	—	—	(33,957)
Net income	—	—	—	—	82,460	—	—	82,460
Balance at January 3, 2020	65,707	$66	$244,935	$(1,760)	$384,668	13,951	$(277,658)	$350,251

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$82,460	$72,254	$41,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	6,806	6,292	6,285
Amortization of premiums and accretion of discounts on short-term investments	(516)	(114)	—
Deferred rent expense	—	175	(362)
Provision for contract losses and doubtful accounts	2,224	1,848	2,506
Stock-based compensation	17,466	16,993	16,155
Deferred income tax provision	(2,845)	(3,715)	11,786
Changes in operating assets and liabilities:
Accounts receivable	(16,548)	2,438	(25,197)
Prepaid expenses and other current assets	(3,343)	(11,047)	2,867
Change in operating leases	205	—	—
Accounts payable and accrued liabilities	6,715	(4,620)	5,984
Accrued payroll and employee benefits	11,891	9,820	5,831
Deferred revenues	3,544	864	678
Net cash provided by operating activities	108,059	91,188	67,838

Cash flows from investing activities:
Capital expenditures	(23,038)	(16,298)	(4,725)
Purchase of short-term investments	(38,693)	(52,522)	(28,997)
Maturity of short-term investments	66,000	43,000	16,000
Net cash provided by/(used in) investing activities	4,269	(25,820)	(17,722)

Cash flows from financing activities:
Payroll taxes for restricted stock units	(11,183)	(8,839)	(9,520)
Repurchase of common stock	(21,957)	(27,915)	(11,931)
Exercise of share-based payment awards	3,229	1,474	2,025
Dividends and dividend equivalent rights	(33,503)	(27,220)	(21,835)
Net cash used in financing activities	(63,414)	(62,500)	(41,261)

Effect of foreign currency exchange rates on cash and cash equivalents	463	(603)	972
Net increase in cash and cash equivalents	49,377	2,265	9,827
Cash and cash equivalents at beginning of year	127,059	124,794	114,967
Cash and cash equivalents at end of year	$176,436	$127,059	$124,794

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

Exponent, Inc. together with its subsidiaries (collectively referred to as the “Company”) is a science and engineering consulting firm that provides solutions to complex problems. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2019 included 53 weeks of activity and ended on January 3, 2020. Fiscal periods 2018 and 2017 included 52 weeks of activity and ended on December 28, 2018, and December 29, 2017, respectively. Fiscal period 2020 is 52 weeks and will end on January 1, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates are used for, but not limited to, revenue recognition, allowance for contract losses and doubtful accounts, stock-based compensation, income taxes, goodwill, the useful life of property, equipment and leasehold improvements, and operating lease liabilities. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in 2019, 2018 or 2017.

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

The Company completed its annual assessment for all reporting units with goodwill for 2019 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly, there was no indication of impairment of goodwill for any of the Company’s reporting units and the quantitative goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in 2019, 2018 or 2017.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at January 3, 2020 and December 28, 2018.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2019	2018	2017
Shares used in basic per share computation	52,691	52,906	52,724
Effect of dilutive common stock options outstanding	458	403	290
Effect of unvested restricted stock units outstanding	735	859	958
Shares used in diluted per share computation	53,884	54,168	53,972

There were no equity awards excluded from the diluted per share calculation for 2019, 2018 and 2017.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. There have been no other accounting pronouncements made effective during 2019 that have significance to the Company’s consolidated financial statements.

The Company adopted the ASU as of the beginning of its first quarter of 2019. A modified retrospective transition approach is required, requiring the application of the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on December 29, 2018, using the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before December 29, 2018.

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

The ASU had a material impact to the Company’s consolidated balance sheet, but did not have an impact on its consolidated statement of income. The most significant impact was the recognition of ROU assets and lease liabilities for its operating leases.

Recently Accounting Pronouncements Not Yet Effective

In June 2016, FASB established Topic 326, Measurement of Credit Losses on Financial Instruments, by issuing ASU No. 2016-13, Financial Instruments – Credit Losses, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected loss credit loss (“CECL”) methodology. The measurement of the expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost where there is a contractual right to receive cash, including, accounts receivables, loan receivables and held-to-maturity debt securities. The new standard is effective for the Company on January 4, 2020. A modified retrospective transition approach is required under which a cumulative-effect adjustment to retained earnings shall be recorded as of the beginning of the first reporting period in which the standard is effective. While the Company is continuing to assess the potential impacts of ASU 2016-13, it does not expect ASU 2016-13 to have a material effect on its financial statements.

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

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Fiscal Years
	2019	2018
Engineering & other scientific	66%	64%
Environmental and health	18%	18%
Total time and materials revenues	84%	82%

For fixed-price contracts the Company recognizes revenue over time because of the continuous transfer of control to the customer. The customer typically controls the work in process as evidenced either by contractual termination clauses or by the Company’s rights to payment for work performed to date to deliver services that do not have an alternative use to the Company. Revenue for fixed-price contracts is recognized based on the relationship of incurred labor hours at standard rates to the Company’s estimate of the total labor hours at standard rates it expects to incur over the term of the contract. The Company believes this methodology achieves a reliable measure of the revenue from the consulting services it provides to its customers under fixed-price contracts given the nature of the consulting services the Company provides.

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Fiscal Years
	2019	2018
Engineering & other scientific	15%	17%
Environmental and health	1%	1%
Total fixed price revenues	16%	18%

Deferred revenues represent amounts billed to clients in advance of services provided. During 2019, $5,754,000 of revenues were recognized that were included in the deferred revenue balance at December 28, 2018. During 2018, $6,067,000 of revenue were recognized that were included in the deferred revenue balance at December 29, 2017.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third-party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $14,409,000 and $23,174,000 during 2019 and 2018, respectively.

Note 3: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of January 3, 2020:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$135,225	$—	$—	$135,225

Cash equivalents:
Money market securities	41,211	—	—	41,211
Total cash equivalents	41,211	—	—	41,211
Total cash and cash equivalents	176,436	—	—	176,436

Short-term investments:
U.S. Treasury and agency securities	54,841	324	—	55,165
Total short-term investments	54,841	324	—	55,165
Total cash, cash equivalents and short-term investments	$231,277	$324	$—	$231,601

Cash, cash equivalents and short-term investments consisted of the following as of December 28, 2018:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$120,846	$—	$—	$120,846

Cash equivalents:
Money market securities	6,213	—	—	6,213
Total cash equivalents	6,213	—	—	6,213
Total cash and cash equivalents	127,059	—	—	127,059

Short-term investments:
U.S. Treasury and agency securities	81,634	91	(230)	81,495
Total short-term investments	81,634	91	(230)	81,495
Total cash, cash equivalents and short-term investments	$208,693	$91	$(230)	$208,554

Note 4: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during 2019, 2018 and 2017. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at January 3, 2020 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$41,211	$41,211	$—	$—

Fixed income available for sale securities (2)	55,165	—	55,165	—

Fixed income trading securities held in deferred compensation plan (3)	22,010	22,010	—	—

Equity trading securities held in deferred compensation plan (3)	53,924	53,924	—	—

Total	$172,310	$117,145	$55,165	$—

Liabilities
Deferred compensation plan (4)	76,357	76,357	—	—

Total	$76,357	$76,357	$—	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accounts payable and accrued liabilities and deferred compensation plan liabilities on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 28, 2018 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$6,213	$6,213	$—	$—

Fixed income available for sale securities (2)	81,495	—	81,495	—

Fixed income trading securities held in deferred compensation plan (3)	18,618	18,618	—	—

Equity trading securities held in deferred compensation plan (3)	39,160	39,160	—	—

Total	$145,486	$63,991	$81,495	$—

Liabilities
Deferred compensation plan (4)	59,349	59,349	—	—

Total	$59,349	$59,349	$—	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accounts payable and accrued liabilities and deferred compensation plan liabilities on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of January 3, 2020 and December 28, 2018 represent primarily obligations of the United States Treasury and other United States agencies. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 11 for additional information about the Company’s deferred compensation plan.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on remaining effective maturities as of January 3, 2020:

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$49,842	$50,119
Due between one and two years	4,999	5,046
Total	$54,841	$55,165

At January 3, 2020 and December 28, 2018, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at January 3, 2020, but require disclosure of their fair values: accounts receivable, other assets and accounts payable.

The estimated fair value of such instruments at January 3, 2020 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during 2019, 2018 and 2017.

Note 5: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2019	2018
Property:
Land	$18,339	$17,103
Buildings	60,437	38,946
Construction in progress	1,133	6,508
Equipment:
Machinery and equipment	47,628	46,492
Office furniture and equipment	10,504	10,352
Leasehold improvements	13,653	15,621
	151,694	135,022
Less accumulated depreciation and amortization	90,107	88,919
Property, equipment and leasehold improvements, net	$61,587	$46,103

Depreciation and amortization for 2019, 2018 and 2017 was $6,806,000, $6,292,000 and $6,285,000, respectively.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2019	2018
Billed accounts receivable	$85,579	$73,905
Unbilled accounts receivable	38,854	35,975
Allowance for contract losses and doubtful accounts	(4,295)	(4,066)
Total accounts receivable, net	$120,138	$105,814

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2019	2018
Accounts payable	$4,644	$2,551
Accrued liabilities	13,939	9,732
Total accounts payable and other accrued liabilities	$18,583	$12,283

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2019	2018
Accrued bonuses payable	$54,471	$49,436
Accrued 401(k) contributions	8,878	8,154
Accrued vacation	10,896	10,390
Deferred compensation plan	7,984	6,641
Other accrued payroll and employee benefits	4,494	2,234
Total accrued payroll and employee benefits	$86,723	$76,855

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs. A portion of accrued bonuses payable will be settled by issuing fully vested restricted stock units. See Note 9 and Note 16 for additional information.

Note 7: Income Taxes

Income before income taxes includes income from foreign operations of $8,017,000, $8,005,000 and $7,707,000 for 2019, 2018 and 2017, respectively.

Total income tax expense for 2019, 2018 and 2017 consisted of the following:

	Fiscal Years
(In thousands)	2019	2018	2017
Current
Federal	$16,498	$16,487	$22,821
Foreign	1,523	1,624	1,514
State	6,554	6,667	5,083
	24,575	24,778	29,418
Deferred
Federal	(1,727)	(2,604)	12,570
State	(1,118)	(1,111)	(784)
	(2,845)	(3,715)	11,786
Total	$21,730	$21,063	$41,204

The Company’s effective tax rate differs from the statutory federal tax rate of 21% for 2019 and 2018 and 35% for 2017 as shown in the following schedule:

	Fiscal Years
(In thousands)	2019	2018	2017
Tax at federal statutory rate	$21,880	$19,597	$28,878
Re-measurement of deferred tax assets to lower enacted domestic tax rate	—	—	15,137
Mandatory repatriation of foreign earnings	—	—	1,370
State taxes, net of federal benefit	4,129	4,391	2,806
Divestiture of foreign subsidiary	956	—	—
Nondeductible officer compensation	759	—	—
Non-deductible expenses	345	335	417
Non-deductible stock-based compensation	2	20	18
Excess tax benefit from equity incentive plans	(6,394)	(3,310)	(5,831)
Difference between statutory rate and foreign effective tax rate	(341)	(217)	(1,339)
Other	394	247	(252)
Tax expense	$21,730	$21,063	$41,204

Effective tax rate	20.9%	22.6%	49.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 2020 and December 28, 2018 are presented in the following schedule:

	Fiscal Years
(In thousands)	2019	2018
Deferred tax assets:
Accrued liabilities and allowances	$15,658	$13,964
Deferred compensation plan	28,463	22,944
Operating leases	6,867	—
Property, equipment and leasehold improvements	—	192
Unrealized loss on deferred compensation plan assets	—	320
Other	—	34
Total deferred tax assets	$50,988	$37,454

Deferred tax liabilities:
State taxes	$(1,624)	$(1,184)
Deductible goodwill	(2,104)	(2,086)
Operating leases	(6,867)	—
Property, equipment and leasehold improvements	(84)	—
Unrealized gain of deferred compensation plan assets	(2,339)	—
Divestiture of foreign subsidiary	(956)
Other	(193)	(94)
Total deferred tax liabilities	(14,167)	(3,364)
Net deferred tax assets	$36,821	$34,090

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

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been recorded as an income tax benefit. For 2019, 2018 and 2017, the net deduction in tax payable arising from employees’ stock award activity was $8,067,000, $4,154,000 and $6,528,000, respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2016. The Company is no longer subject to California franchise tax examinations for years prior to 2015. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 29, 2017	$1,789,000
Additions based on tax positions related to the current year	599,000
Reductions due to lapse of statute of limitations	(257,000)
Reductions for tax positions of prior years	(383,000)
Balance at December 28, 2018	$1,748,000
Additions based on tax positions related to the current year	515,000
Reductions due to lapse of statute of limitations	(340,000)
Balance at January 3, 2020	$1,923,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate by $1,557,000 in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at January 3, 2020 and December 28, 2018.

Dividends

The Company declared and paid cash dividends per common share during the periods presented as follows:

	Fiscal Years
	2019
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.160	$8,240
Second Quarter	$0.160	8,306
Third Quarter	$0.160	8,323
Fourth Quarter	$0.160	8,280
		$33,149

	Fiscal Years
	2018
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.130	$6,700
Second Quarter	$0.130	6,764
Third Quarter	$0.130	6,765
Fourth Quarter	$0.130	6,723
		$26,952

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $5,146,000, $5,892,000 and $5,667,000 were recorded as a reduction to retained earnings during 2019, 2018 and 2017, respectively.

Repurchase of Common Stock

The Company repurchased 342,000 shares of its common stock for $21,957,000 during 2019. The Company repurchased 562,000 shares of its common stock for $27,915,000 during 2018. The Company repurchased 372,000 shares of its common stock for $11,931,000 during 2017. On January 31, 2019 the Board of Directors authorized $75,000,000 for the repurchase of Exponent’s common stock. On October 19, 2016 the Board of Directors authorized $35,000,000 for the repurchase of Exponent’s common stock. These repurchase programs have no expiration dates. As of January 3, 2020, the Company had remaining authorization under its stock repurchase plan of $70,504,000 to repurchase shares of common stock.

Note 9: Stock-Based Compensation

On May 29, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan and the 2008 Employee Stock Purchase Plan (“ESPP”). The 2008 Equity Incentive Plan and ESPP were previously adopted by the Company’s Board of Directors on April 8, 2008, subject to stockholder approval.

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan was 11,856,300 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of January 3, 2020, 2,121,786 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 1,200,000 shares of common stock. As of January 3, 2020, 386,628 shares were available for grant. Weighted average purchase prices for shares sold under the ESPP plan in 2019, 2018 and 2017 were $60.32, $45.26 and $30.67, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For 2019, 2018 and 2017, the Company recorded stock-based compensation expense associated with accrued bonus awards of $8,756,000, $8,443,000 and $8,331,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $8,127,000, $7,653,000 and $7,075,000 during 2019, 2018 and 2017, respectively. The total fair value of restricted stock unit awards vested during 2019, 2018, and 2017 was $25.6 million, $23.2 million and $21.3 million, respectively. The weighted-average grant date fair values of restricted stock unit awards granted during 2019, 2018 and 2017 were $57.08, $40.61 and $29.50, respectively.

The number of unvested restricted stock unit awards outstanding as of January 3, 2020 is as follows (1):

	Number of awards outstanding	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands) (2)
Balance as of December 28, 2018	1,034,539	$27.76
Awards granted	302,635	57.08
Awards vested	(448,946)	32.83
Awards forfeited	(1,933)	46.64

Balance as of January 3, 2020	886,295	$35.16	1.4	$62,448

(1)	Does not include employee stock purchase plans or stock option plans.
(2)	The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of January 3, 2020 was $70.46.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. All stock options have dividend equivalent rights, which entitle holders of stock options to the same dividend value per share as holders of common stock. DER are subject to the same vesting terms as the corresponding stock options. DER are accumulated and paid in cash when the underlying stock options vest and are forfeited if the underlying stock options do not vest. During 2019, 2018 and 2017, the Company recorded stock-based compensation expense of $583,000, $897,000 and $749,000, respectively, associated with stock options.

Option activity is as follows (1):

	Number of shares outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance as of December 28, 2018	778,000	$20.80
Options granted	50,000	54.95
Options forfeited and expired	—	—
Options exercised	(165,851)	9.41

Balance as of January 3, 2020	662,149	$26.23	5.85	$29,290

Exercisable at January 3, 2020	450,649	$20.99	4.93	$22,292

(1)	Does not include restricted stock or employee stock purchase plans.

The total intrinsic value of options exercised during 2019, 2018 and 2017 was $9,651,000, $0 and $1,461,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended January 3, 2020, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 3, 2020. This amount changes based on the fair-value of the Company’s stock.

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

The assumptions used to value option grants for 2019, 2018 and 2017 are as follows:

	Stock Option Plan
	Fiscal Years
	2019	2018	2017
Expected term (in years)	5.7	5.9	5.9
Risk-free interest rate	2.52%	2.74%	2.11%
Volatility	23%	23%	24%
Dividend yield	0%	0%	0%

The weighted-average grant date fair value of options granted during 2019, 2018 and 2017 were $15.16, $10.59 and $8.09, respectively.

The amount of stock-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of income for 2019, 2018 and 2017 is as follows:

	Fiscal Years
(In thousands)	2019	2018	2017
Compensation and related expenses:
Restricted stock units	$16,320	$15,561	$14,809
Stock option grants	583	897	749
Sub-total	16,903	16,458	15,558

General and administrative expenses:
Restricted stock units	563	535	597
Sub-total	563	535	597
Total stock-based compensation expense	$17,466	$16,993	$16,155

Income tax benefit	$8,067	$4,467	$6,331

As of January 3, 2020, there was $9,338,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.5 years, related to unvested restricted stock unit awards and $1,107,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.4 years, related to unvested stock options.

Note 10: Retirement Plans

The Company provides a defined contribution retirement plan for its employees whereby the Company contributes to each eligible employee’s account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $9,073,000, $8,419,000, and $7,914,000 in 2019, 2018, and 2017, respectively.

Note 11: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of January 3, 2020 and December 28, 2018, the invested amounts under the plans totaled $75,934,000 and $57,778,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income.

As of January 3, 2020 and December 28, 2018, vested amounts due under the plans totaled $76,357,000 and $59,349,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During 2019, 2018 and 2017, the Company recognized compensation expense/(gain) of $12,834,000, ($3,900,000) and $6,547,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income.

Note 12: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s consolidated balance sheet. The Company does not have any finance leases as of January 3, 2020.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization of operating lease ROU assets and the change in operating lease liabilities is disclosed as a single line item in the consolidated statement of cash flows.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of January 3, 2020, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances but are not material.

The components of lease expense included in other operating expenses on the consolidated statement of income were as follows:

Fiscal Year
(In thousands)	2019
Operating lease cost	$7,395
Variable lease cost	1,479
Short-term lease cost	405

Supplemental cash flow information related to operating leases was as follows:

Fiscal Year
(In thousands)	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$7,522

Supplemental balance sheet information related to operating leases was as follows:

Fiscal Year
2019
Weighted Average Remaining Lease Term	5.2 years
Weighted Average Discount Rate	4.4%

Maturities of operating lease liabilities as of January 3, 2020:

Operating
(In thousands)	Leases
2020	$6,938
2021	5,993
2022	4,773
2023	3,187
2024	2,176
2025	1,491
2026	1,507
2027	1,466
Total lease payments	$27,531
Less imputed interest	(3,429)
Total lease liability	$24,102

Note 13: Commitments & Contingencies

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

Note 14: Miscellaneous Income, Net

Miscellaneous income, net, consisted of the following:

	Fiscal Years
(In thousands)	2019	2018	2017
Rental income	$3,141	$2,823	$2,655
Gain (loss) on deferred compensation investments	12,834	(3,900)	6,547
Gain (loss) on foreign exchange	(840)	167	(19)
Other	32	20	(19)
Total	$15,167	$(890)	$9,164

Note 15: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During 2019, the Company provided services representing approximately 24% of revenues to clients in the consumer products industry. During 2019, the Company provided services representing approximately 17% of revenues to clients in the transportation industry. During 2019, the Company provided services representing approximately 17% of revenues to clients in the energy and utilities industries.

No single client comprised more than 10% of the Company’s revenues during 2019. One client comprised 12% of the Company’s revenues during 2018. One client comprised 14% of the Company’s revenue during 2017. No other single client comprised more than 10% of the Company’s revenues during 2018 or 2017. No single client comprised more than 10% of the Company’s accounts receivable at January 3, 2020 and December 28, 2018.

Note 16: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2019	2018	2017
Cash paid during the year:
Income taxes	$21,364	$28,636	$25,849

Non-cash investing and financing activities:
Unrealized gain (loss) on investments	347	191	(90)
Vested stock unit awards granted to settle accrued bonus	7,947	7,643	6,910
Accrual for capital expenditures	482	1,231	148
Right-of-use asset obtained in exchange for operating lease obligation	29,480	-	-

Note 17: Segment Reporting

The Company has two reportable operating segments based on two primary areas of service. The Engineering and Other Scientific segment is a broad service group providing technical consulting in different practices primarily in engineering. The Environmental and Health segment provides services in the area of environmental, epidemiology and health risk analysis. This segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment. We are in the process of divesting our German entity as its structural design and inspection services are not a strategic fit. This entity is included in the Engineering and Other Scientific segment. The total amount of assets held for sale associated with this divestiture are immaterial.

Segment information is presented for selected data from the statements of income and statements of cash flows for 2019, 2018 and 2017. Segment information for selected data from the balance sheets is presented for the fiscal years ended January 3, 2020 and December 28, 2018. Our CEO, the chief operating decision maker, does not review total assets in her evaluation of segment performance and capital allocation.

Revenues

	Fiscal Years
(In thousands)	2019	2018	2017
Engineering and Other Scientific	$339,796	$306,265	$277,603
Environmental and Health	77,403	73,258	70,196
Total revenues	$417,199	$379,523	$347,799

Operating Income

	Fiscal Years
(In thousands)	2019	2018	2017
Engineering and Other Scientific	$110,822	$100,307	$93,451
Environmental and Health	26,589	23,824	22,340

Total segment operating income	137,411	124,131	115,791

Corporate operating expense	(52,300)	(32,675)	(43,740)
Total operating income	$85,111	$91,456	$72,051

Capital Expenditures

	Fiscal Years
(In thousands)	2019	2018	2017
Engineering and Other Scientific	$4,675	$4,528	$3,648
Environmental and Health	104	199	218

Total segment capital expenditures	4,779	4,727	3,866

Corporate capital expenditures	17,511	12,654	859
Total capital expenditures	$22,290	$17,381	$4,725

Depreciation and Amortization

	Fiscal Years
(In thousands)	2019	2018	2017
Engineering and Other Scientific	$4,827	$4,435	$4,449
Environmental and Health	206	171	179

Total segment depreciation and amortization	5,033	4,606	4,628

Corporate depreciation and amortization	1,773	1,686	1,657
Total depreciation and amortization	$6,806	$6,292	$6,285

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2019	2018
United States	$60,074	$44,181
Foreign Countries	1,513	1,922
Total	$61,587	$46,103

Revenues (1)

	Fiscal Years
(In thousands)	2019	2018	2017
United States	$351,856	$334,422	$308,406
Foreign Countries	65,343	45,101	39,393
Total	$417,199	$379,523	$347,799

(1)	Geographic revenues are allocated based on the location of the client.

Below is a breakdown of goodwill, reported by segment as of January 3, 2020 and December 28, 2018:

(In thousands)	Environmental and Health	Engineering and Other Scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for 2019, 2018 and 2017. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during 2019, 2018 and 2017.

Note 18: Subsequent Event

On February 6, 2020, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.19 per share to be paid on March 27, 2020 to all common stockholders of record as of March 13, 2020.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

	2019 Quarter Ended
(In thousands, except per share data)	March 29, 2019	June 28, 2019	September 27, 2019	January 3, 2020
Revenues before reimbursements	$93,401	$100,263	$95,506	$102,220
Revenues	99,031	106,506	101,548	110,114
Operating income	15,754	24,823	23,184	21,350
Income before income taxes	23,322	28,851	25,211	26,806

Net income	$22,712	$20,994	$19,633	$19,121

Net income per share
Basic	$0.43	$0.40	$0.37	$0.36
Diluted	$0.42	$0.39	$0.36	$0.36
Shares used in per share computations
Basic	52,536	52,745	52,802	52,681
Diluted	53,814	53,872	54,002	53,817

	2018 Quarter Ended
(In thousands, except per share data)	March 30, 2018	June 29, 2018	September 28, 2018	December 28, 2018
Revenues before reimbursements	$90,684	$89,972	$88,714	$85,269
Revenues	96,457	95,621	95,302	92,143
Operating income	21,598	22,478	20,594	26,786
Income before income taxes	22,450	24,919	23,989	21,959

Net income (loss)	$20,340	$18,425	$17,453	$16,036

Net income per share
Basic	$0.39	$0.35	$0.33	$0.30
Diluted	$0.38	$0.34	$0.32	$0.30
Shares used in per share computations
Basic	52,744	53,008	53,032	52,839
Diluted	54,012	54,195	54,302	54,119

(1)

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
(In thousands)	Balance at Beginning of Year	Provision Charged to Expense	Provision Charged to Revenues	Accounts Written- off Net of Recoveries	Balance at End of Year
Year Ended January 3, 2020
Allowance for bad debt	$847	$484	$—	$(386)	$945
Allowance for contract losses	$3,219	$—	$1,740	$(1,609)	$3,350

Year Ended December 28, 2018
Allowance for bad debt	$917	$293	$—	$(363)	$847
Allowance for contract losses	$2,609	$—	$1,940	$(1,330)	$3,219

Year Ended December 29, 2017
Allowance for bad debt	$923	$473	$—	$(479)	$917
Allowance for contract losses	$2,494	$—	$2,033	$(1,918)	$2,609

(1)	Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $32,000, $28,000 and $84,000 for 2019, 2018 and 2017, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K. Unless otherwise indicated all filings are under SEC File Number 000-18655:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562). (P)

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.1(iii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 28, 2015).

3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2018).

3.2(i)	Amended and Restated Bylaws of the Company, as amended and restated May 29, 2014 (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562). (P)

4.2	Description of the Registrant’s Securities

*10.6	Exponent, Inc. 1998 Non Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

*10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

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

*10.37	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A filed on April 19, 2012).

*10.38	Exponent, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2014.

*10.39	First Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2014).

*10.40	Second Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2014).

*10.41	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

*10.43	Amendment to Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

*10.45

Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

*10.46	Executive Compensation Clawback Policy (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2016).

*10.47	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A on April 18, 2017).

*10.48	Exponent, Inc. Amended and Restated 2008 Employee Stock Purchase Plan (filed as Appendix B to the Company’s Schedule 14A on April 18, 2017).

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 28, 2020	By:	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Catherine Ford Corrigan	Chief Executive Officer and Director	February 28, 2020
Catherine Ford Corrigan, Ph.D.	(Principal Executive Officer)

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 28, 2020
Richard L. Schlenker, Jr.

/s/ Paul R. Johnston	Chairman of the Board of Directors	February 28, 2020
Paul R. Johnston, Ph.D.

/s/ Carol Lindstrom	Director	February 28, 2020
Carol Lindstrom

/s/ Karen A. Richardson	Director	February 28, 2020
Karen A. Richardson

/s/ John B. Shoven	Director	February 28, 2020
John B. Shoven, Ph.D.

/s/ Debra L. Zumwalt	Director	February 28, 2020
Debra L. Zumwalt