Form 10-Q
period 2020-04-03
EXPONENT INC
filed 2020-05-08
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2020

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

As of May 1, 2020, the latest practicable date, the registrant had 51,545,910 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

April 3, 2020 and January 3, 2020

(in thousands, except par value)

(unaudited)

	April 3, 2020	January 3, 2020
Assets
Current assets:
Cash and cash equivalents	$105,594	$176,436
Short-term investments	46,449	55,165
Accounts receivable, net of allowance for contract losses and doubtful accounts of $6,192 and $4,295 at April 3, 2020 and January 3, 2020, respectively	127,212	120,138
Prepaid expenses and other current assets	14,141	12,305
Total current assets	293,396	364,044

Property, equipment and leasehold improvements, net	60,840	61,587
Operating lease right-of-use assets	21,500	23,003
Goodwill	8,607	8,607
Deferred income taxes	35,151	36,821
Deferred compensation plan assets	63,353	68,400
Other assets	816	949
Total assets	$483,663	$563,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$14,038	$18,583
Accrued payroll and employee benefits	45,729	86,723
Deferred revenues	11,684	12,710
Operating lease liabilities	5,648	5,944
Total current liabilities	77,099	123,960

Other liabilities	2,797	2,669
Deferred compensation plan liabilities	64,026	68,373
Operating lease liabilities	16,244	18,158
Total liabilities	160,166	213,160
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at April 3, 2020 and January 3, 2020	66	66
Additional paid-in capital	257,389	244,935
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	470	302
Foreign currency translation adjustments	(3,735)	(2,062)
	(3,265)	(1,760)
Retained earnings	395,646	384,668
Treasury stock, at cost; 14,161 and 13,951 shares held at April 3, 2020 and January 3, 2020, respectively	(326,339)	(277,658)
Total stockholders’ equity	323,497	350,251
Total liabilities and stockholders’ equity	$483,663	$563,411

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three Months Ended April 3, 2020 and March 29, 2019

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 3, 2020	March 29, 2019
Revenues:
Revenues before reimbursements	$99,720	$93,401
Reimbursements	6,233	5,630
Revenues	105,953	99,031
Operating expenses:
Compensation and related expenses	49,985	65,093
Other operating expenses	8,216	8,008
Reimbursable expenses	6,233	5,630
General and administrative expenses	5,531	4,546
Total operating expenses	69,965	83,277
Operating income	35,988	15,754
Other income, net:
Interest income, net	875	1,055
Miscellaneous income (loss), net	(12,808)	6,513
Total other income (loss), net	(11,933)	7,568
Income before income taxes	24,055	23,322
Income taxes	(2,227)	610
Net income	$26,282	$22,712
Net income per share:
Basic	$0.50	$0.43
Diluted	$0.49	$0.42
Shares used in per share computations:
Basic	52,575	52,536
Diluted	53,657	53,814
Cash dividends declared per common share	$0.19	$0.16

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended April 3, 2020 and March 29, 2019

(in thousands)

(unaudited)

	Three Months Ended
	April 3, 2020	March 29, 2019
Net income	$26,282	$22,712
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,673)	117
Unrealized gains on available-for-sale investment securities arising during the period, net of tax	168	154
Comprehensive income	$24,777	$22,983

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended April 3, 2020
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 3, 2020	65,707	$66	$244,935	$(1,760)	$384,668	13,951	$(277,658)	$350,251
Employee stock purchase plan	-	-	400	-	-	(7)	73	473
Exercise of stock options			64			(60)	608	672
Amortization of unrecognized stock-based compensation	-	-	4,095	-	-	-	-	4,095
Purchase of treasury shares						636	(40,049)	(40,049)
Foreign currency translation adjustments	-	-	-	(1,673)	-	-	-	(1,673)
Grant of restricted stock units to settle accrued bonus	-	-	8,645	-	-	-	-	8,645
Settlement of restricted stock units	-	-	(1,261)	-	(4,538)	(359)	(9,313)	(15,112)
Unrealized gain on investments	-	-	-	168	-	-	-	168
Dividends and dividend equivalent rights	-	-	511	-	(10,766)	-	-	(10,255)
Net income	-	-	-	-	26,282	-	-	26,282
Balance at April 3, 2020	65,707	$66	$257,389	$(3,265)	$395,646	14,161	$(326,339)	$323,497

	Three Months Ended March 29, 2019
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 28, 2018	65,707	$66	$227,283	$(2,853)	$342,024	14,208	$(252,611)	$313,909
Employee stock purchase plan	-	-	302	-	-	(7)	70	372
Amortization of unrecognized stock-based compensation	-	-	3,663	-	-	-	-	3,663
Foreign currency translation adjustments	-	-	-	117	-	-	-	117
Grant of restricted stock units to settle accrued bonus	-	-	7,947	-	-	-	-	7,947
Settlement of restricted stock units	-	-	(860)	-	(5,146)	(395)	(5,188)	(11,194)
Unrealized gain on investments	-	-	-	154	-	-	-	154
Dividends and dividend equivalent rights	-	-	581	-	(9,084)	-	-	(8,503)
Net income	-	-	-	-	22,712	-	-	22,712
Balance at March 29, 2019	65,707	$66	$238,916	$(2,582)	$350,506	13,806	$(257,729)	$329,177

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 3, 2020 and March 29, 2019

(in thousands)

(unaudited)

	Three Months Ended
	April 3, 2020	March 29, 2019
Cash flows from operating activities:
Net income	$26,282	$22,712
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,786	1,590
Amortization of premiums and accretion of discounts on short-term investments	(60)	(132)
Provision for contract losses and doubtful accounts	2,383	788
Stock-based compensation	6,138	5,731
Deferred income tax provision	1,614	161
Changes in operating assets and liabilities:
Accounts receivable	(9,457)	(13,838)
Prepaid expenses and other current assets	(12,561)	(10,431)
Change in operating leases	(707)	(425)
Accounts payable and accrued liabilities	(4,110)	(333)
Accrued payroll and employee benefits	(24,117)	(16,477)
Deferred revenues	(1,026)	(1,599)
Net cash used in operating activities	(13,835)	(12,253)
Cash flows from investing activities:
Capital expenditures	(1,293)	(5,670)
Purchase of short-term investments	-	(23,848)
Maturity of short-term investments	9,000	13,000
Net cash provided by (used in) investing activities	7,707	(16,518)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(15,112)	(11,194)
Repurchase of common stock	(40,049)	-
Exercise of stock-based payment awards	1,145	372
Dividends and dividend equivalents rights	(10,308)	(8,593)
Net cash used in financing activities	(64,324)	(19,415)
Effect of foreign currency exchange rates on cash and cash equivalents	(390)	207
Net decrease in cash and cash equivalents	(70,842)	(47,979)
Cash and cash equivalents at beginning of period	176,436	127,059
Cash and cash equivalents at end of period	$105,594	$79,080

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended April 3, 2020 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2020, which was filed with the U.S. Securities and Exchange Commission on February 28, 2020.

The unaudited condensed consolidated financial statements include the accounts of Exponent, Inc. and its subsidiaries, which are all wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Items subject to such estimates and assumptions include accounting for revenue recognition and estimating the allowance for contract losses and doubtful accounts. Actual results could differ from those estimates. The Company’s estimate of its allowance for contract losses and doubtful accounts takes into consideration the macroeconomic effect of global events such as the COVID-19 pandemic which may impact the ability of its customers to pay.

Recently Adopted Accounting Pronouncements. In June 2016, the Financial Accounting Standards Board (“FASB”) established Topic 326, Measurement of Credit Losses on Financial Instruments, by issuing Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of the expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost where there is a contractual right to receive cash, including, accounts receivables, loan receivables and held-to-maturity debt securities. The Company adopted ASU No. 2016-13 in the first quarter of 2020 and the impact of the adoption was not material to the Company’s condensed consolidated financial statements.

Note 2:  Revenue Recognition

Substantially all of the Company’s engagements are performed under time and materials or fixed-price arrangements. For time and materials contracts, the Company utilizes the practical expedient under Accounting Standards Codification 606 – Revenue from Contracts with Customers, which states that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided) then the entity may recognize revenue in the amount to which the entity has a right to invoice.

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Three Months Ended
	April 3, 2020	March 29, 2019
Engineering & other scientific	66%	66%
Environmental and health	19%	18%
Total time and materials revenues	85%	84%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Three Months Ended
	April 3, 2020	March 29, 2019
Engineering & other scientific	14%	15%
Environmental and health	1%	1%
Total fixed price revenues	15%	16%

Deferred revenues represent amounts billed to clients in advance of services provided. During the first quarter of 2020, $4,791,000 of revenues were recognized that were included in the deferred revenue balance at January 3, 2020. During the first quarter of 2019, $3,411,000 of revenues were recognized that were included in the deferred revenue balance at December 28, 2018.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $3,781,000 during the first quarter of 2020. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $4,242,000 during the first quarter of 2019.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three months ended April 3, 2020 and March 29, 2019. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at April 3, 2020 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$4,758	$4,758	$-	$-
Fixed income available-for-sale securities (2)	46,449	-	46,449	-
Fixed income trading securities held in deferred compensation plan (3)	29,905	29,905	-	-
Equity trading securities held in deferred compensation plan (3)	38,937	38,937	-	-
Total	$120,049	$73,600	$46,449	$-
Liabilities
Deferred compensation plan (4)	69,865	69,865	-	-
Total	$69,865	$69,865	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 3, 2020 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$41,211	$41,211	$-	$-
Fixed income available for sale securities (2)	55,165	-	55,165	-
Fixed income trading securities held in deferred compensation plan (3)	22,010	22,010	-	-
Equity trading securities held in deferred compensation plan (3)	53,924	53,924	-	-
Total	$172,310	$117,145	$55,165	$-
Liabilities
Deferred compensation plan (4)	76,357	76,357	-	-
Total	$76,357	$76,357	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of April 3, 2020 and January 3, 2020 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of April 3, 2020 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$100,836	$-	$-	$100,836
Cash equivalents:
Money market securities	4,758	-	-	4,758
Total cash equivalents	4,758	-	-	4,758
Total cash and cash equivalents	105,594	-	-	105,594
Short-term investments:
U.S. Treasury and agency securities	45,901	548		46,449
Total short-term investments	45,901	548	-	46,449
Total cash, cash equivalents and short-term investments	$151,495	$548	$-	$152,043

Cash, cash equivalents and short-term investments consisted of the following as of January 3, 2020 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$135,225	$-	$-	$135,225
Cash equivalents:
Money market securities	41,211	-	-	41,211
Total cash equivalents	41,211	-	-	41,211
Total cash and cash equivalents	176,436	-	-	176,436
Short-term investments:
U.S. Treasury and agency securities	54,841	324	-	55,165
Total short-term investments	54,841	324	-	55,165
Total cash, cash equivalents and short-term investments	$231,277	$324	$-	$231,601

At April 3, 2020 the stated effective maturities of all short-term fixed income securities classified as short-term investments were due within one year.

At April 3, 2020 and January 3, 2020, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at April 3, 2020 and January 3, 2020 but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at April 3, 2020 and January 3, 2020 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three months ended April 3, 2020 and March 29, 2019.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	April 3, 2020	March 29, 2019
Shares used in basic per share computation	52,575	52,536
Effect of dilutive common stock options outstanding	379	455
Effect of dilutive restricted stock units outstanding	703	823
Shares used in diluted per share computation	53,657	53,814

Common stock options to purchase 22,418 shares were excluded from the diluted per share calculation for the three months ended April 3, 2020 due to their anti-dilutive effect. Common stock options to purchase 24,176 shares were excluded from the diluted per share calculation for the three months ended March 29, 2019 due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,043,000 and $2,068,000 during the three months ended April 3, 2020 and March 29, 2019, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,927,000 and $3,530,000 during the three months ended April 3, 2020 and March 29, 2019, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $168,000 and $133,000 during the three months ended April 3, 2020 and March 29, 2019, respectively.

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

Note 6:  Treasury Stock

On October 19, 2016, the Company’s Board of Directors authorized $35,000,000 for the repurchase of shares of the Company’s common stock. On January 31, 2019, the Company’s Board of Directors authorized an additional $75,000,000 for the repurchase of shares of the Company’s common stock. These repurchase programs have no expiration date.

The Company repurchased 636,000 shares of its common stock for $40,049,000 during the three months ended April 3, 2020. The Company did not repurchase any shares of its common stock during the three months ended March 29, 2019. As of April 3, 2020, the Company had remaining authorization under its stock repurchase plans of $30,455,000.

Note 7:  Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of April 3, 2020, and January 3, 2020, the invested amounts under the plans totaled $68,842,000 and $75,934,000 respectively and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income (loss), net.

As of April 3, 2020, and January 3, 2020, vested amounts due under the plans totaled $69,865,000 and $76,357,000 respectively and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended April 3, 2020, the Company recognized a reduction to compensation expense of $(14,622,000). During the three months ended March 29, 2019 the Company recognized additional compensation expense of $5,869,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income (loss), net.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	April 3, 2020	March 29, 2019
Cash paid during period:
Income taxes	$1,231	$440
Non-cash investing and financing activities:
Unrealized gain on short-term investments	$168	$154
Vested stock unit awards issued to settle accrued bonuses	$8,645	$7,947
Accrual for capital expenditures	$229	$1,903
Right-of-use asset obtained in exchange for operating lease obligations	$-	$25,653

Note 9: Accounts Receivable, Net

At April 3, 2020 and January 3, 2020, accounts receivable, net, was comprised of the following:

	April 3,	January 3,
(In thousands)	2020	2020
Billed accounts receivable	$92,953	$85,579
Unbilled accounts receivable	40,451	38,854
Allowance for contract losses and doubtful accounts	(6,192)	(4,295)
Total accounts receivable, net	$127,212	$120,138

The Company maintains allowances for estimated losses over the remaining contractual life of its receivables resulting from the inability of customers to meet their financial obligations or for disputes that affect the Company’s ability to fully collect amounts due. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations or aware of a dispute with a specific customer, a specific allowance is recorded to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers the Company recognizes allowances for doubtful accounts based upon historical write-offs, customer concentration, customer creditworthiness, current economic conditions, aging of amounts due and future expectations.

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows (in thousands):

Balance at January 3, 2020	$4,295
Provision for contract losses and doubtful accounts	2,383
Write-offs	(486)
Balance at April 3, 2020	$6,192

The provision for contract losses and doubtful accounts for the first quarter of 2020 includes approximately $1,500,000 as a result of the economic uncertainty associated with the COVID-19 pandemic. Recoveries of accounts receivable previously written-off were not material during the first quarter of 2020.

On January 29, 2019, PG&E Corp. (“PG&E”) filed for bankruptcy under chapter 11 of the U.S. bankruptcy code. As of April 3, 2020, the Company’s total pre-bankruptcy outstanding accounts receivable from PG&E was $3,000,000. The Company currently expects to collect substantially all of the pre-bankruptcy accounts receivable from PG&E. However, due to the risks and uncertainties inherent in the bankruptcy process, the amount ultimately collected could differ from the Company’s current expectation. The Company continues to do work for PG&E post-bankruptcy filing and expects to be paid for this work in the ordinary course of business. Under the United States Bankruptcy code, PG&E is required to pay all post-bankruptcy expenses in the normal course of business. If they do not do so, the Company is eligible to have the post-bankruptcy obligation categorized as an administrative expense entitled to priority over most pre-bankruptcy creditors.

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

Segment information for the three months ended April 3, 2020 and March 29, 2019 follows:

Revenues

	Three Months Ended
(In thousands)	April 3, 2020	March 29, 2019
Engineering and Other Scientific	$84,887	$80,254
Environmental and Health	21,066	18,777
Total revenues	$105,953	$99,031

Operating Income

	Three Months Ended
(In thousands)	April 3, 2020	March 29, 2019
Engineering and Other Scientific	$26,641	$25,974
Environmental and Health	7,253	6,196
Total segment operating income	33,894	32,170
Corporate operating expense	2,094	(16,416)
Total operating income	$35,988	$15,754

Capital Expenditures

	Three Months Ended
(In thousands)	April 3, 2020	March 29, 2019
Engineering and Other Scientific	$566	$1,778
Environmental and Health	62	43
Total segment capital expenditures	628	1,821
Corporate capital expenditures	411	4,520
Total capital expenditures	$1,039	$6,341

Depreciation and Amortization

	Three Months Ended
(In thousands)	April 3, 2020	March 29, 2019
Engineering and Other Scientific	$1,137	$1,121
Environmental and Health	47	45
Total segment depreciation and amortization	1,184	1,166
Corporate depreciation and amortization	602	424
Total depreciation and amortization	$1,786	$1,590

No single client comprised more than 10% of the Company’s revenues during the three months ended April 3, 2020 and March 29, 2019. No single client comprised more than 10% of the Company’s accounts receivable at April 3, 2020 and January 3, 2020.

Note 11: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease ROU assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of April 3, 2020.

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

The Company leases office, laboratory, and storage space in 13 states and the District of Columbia, as well as in Germany, China, Hong Kong, Singapore, Switzerland, and the United Kingdom. Leases for these office, laboratory, and storage facilities have terms generally ranging between one and ten years. Some of these leases include options to extend or terminate the lease, none of which are currently included in the lease term as the Company has determined that exercise of these options is not reasonably certain.

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of April 3, 2020, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $991,000 and $741,000 was included in other income for the three months ended April 3, 2020 and March 29, 2019, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statement of income were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	April 3, 2020	March 29, 2019
Operating lease cost	$1,778	$1,870
Variable lease cost	290	380
Short-term lease cost	125	95

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended	Three Months Ended
(In thousands)	April 3, 2020	March 29, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,434	$2,534

Supplemental balance sheet information related to operating leases was as follows:

	April 3, 2020	March 29, 2019
Weighted Average Remaining Lease Term	5.0 years	5.6 years
Weighted Average Discount Rate	4.4%	4.5%

Maturities of operating lease liabilities as of April 3, 2020:

(In thousands)	Operating Leases
2020	$4,503
2021	5,993
2022	4,773
2023	3,187
2024	2,176
2025	1,491
2026	1,507
2027	1,466
Total lease payments	$25,096
Less imputed interest	(3,204)
Total lease liability	$21,892

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

Note 13: Subsequent Events

On April 30, 2020, the Company’s Board of Directors announced a cash dividend of $0.19 per share of the Company’s common stock, payable June 26, 2020, to stockholders of record as of June 12, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2020, which are contained in our fiscal 2019 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 28, 2020 (our “2019 Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the COVID-19 pandemic (including factors relating to measures implemented by governmental authorities or by us to promote the safety of our employees, vendors and clients; other direct and indirect impacts on our business and the businesses of our clients, vendors and other partners; impacts which may, among other things, adversely affect our clients’ ability to utilize our services at the levels they have previously; disruptions of access to our facilities or those of our clients or third parties; and increased and potentially significant economic uncertainty and volatility, including credit and collectability risks and potential disruptions of capital and credit markets), the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in this Quarterly Report under the heading “Risk Factors” and elsewhere in this report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the three months ended April 3, 2020, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter 2020 increased 7% to $105,953,000 as compared to $99,031,000 during the same period last year. Revenues before reimbursements for the first quarter of 2020 increased 7% to $99,720,000 as compared to $93,401,000 during the same period last year. Business restrictions related to the COVID-19 impacted our Asian operations starting in late January, and certain areas of our European and United States operations in the second half of March.

During the first quarter of 2020, we had strong growth in our biomechanics, biomedical engineering, chemical regulation and food safety, mechanical engineering, and vehicle engineering practices. Multinational companies across industries engaged our interdisciplinary teams of world-class consultants for scientific expertise and risk assessments.

Net income increased 16% to $26,282,000 during the first quarter of 2020 as compared to $22,712,000 during the same period last year. Diluted earnings per share increased to $0.49 per share as compared to $0.42 in the same period last year. The increases in net income and diluted earnings per share were primarily due to the 7% increase in revenues before reimbursements and a decrease in our effective tax rate. The decrease in the effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards increased to $8,772,000 during the first quarter of 2020 as compared to $5,670,000 during the same period last year.

COVID-19 Update

We are addressing the challenges associated with the COVID-19 pandemic with the same seriousness, intellectual rigor, and fact-based analysis that we have employed for over 50 years. We are focused on three things: ensuring the health and safety of our people, demonstrating leadership by continuing to solve our clients’ most pressing problems, and delivering value to shareholders. Our employees have been working from home since the initiation of shelter in place orders, with the exception of laboratory and inspection activities for essential businesses. Our business development process has evolved to adapt to a remote working environment and new engagements continue to be initiated by inbound client communication based on our reputation and long-standing relationships.

We continue to see strong demand for utility integrity management services, as clients focus on power reliability while their customers are asked to stay at home. Preparation for fire season is an additional market driver in this sector. Our chemical regulation and food safety services represent an ongoing area of strength, as clients must continue to comply with complex regulations as they distribute products around the world.

We have seen slowing of a portion of our litigation support projects due to courthouse closures and associated legal delays. However, courts are beginning to utilize technology to hold virtual hearings and trials. Travel restrictions are delaying work that requires inspection of a site or a product that cannot be shipped, but as restrictions begin to ease, Exponent’s broad geographic footprint will be a competitive advantage as it puts our consultants within driving distance of many locations. The pandemic has also temporarily paused our user studies, but we are actively adapting the study designs and implementing processes and technologies so that we can restart them as quickly as possible, while ensuring the health and safety of our participants and employees.

Our scientific experts are more committed than ever to delivering actionable thought leadership, especially where it can help to manage and mitigate risk associated with the COVID-19 pandemic. Our interdisciplinary teams are addressing questions about occupational health and safety, development and regulation of new medical devices, disinfectants and personal protective equipment, global supply chain optimization, insurance claims and litigation.

Business Outlook

Exponent’s fundamentals are sound and our market drivers are strong, despite uncertainties surrounding how and over what timeframe each region will relax business restrictions and physical distancing requirements. Clients continue to retain Exponent for our scientific expertise and sound advice, but the rate of new project engagements has slowed. With our talented workforce intact, we are well-positioned to execute on paused work and the anticipated acceleration of new work as business restrictions are eased. The COVID-19 pandemic has caused revenues for the first three weeks of the second quarter to decline approximately 15% to 20% as compared to the same period last year. As business restrictions continue, there could be further reduction to our revenues in the short term.

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

Overview of the Three Months Ended April 3, 2020

During the first quarter of 2020 billable hours increased 6% to 348,000 as compared to 329,000 during the same period last year. Our utilization decreased to 71% during the first quarter of 2020 as compared to 72% during the same period last year. Technical full-time equivalent employees increased 6% to 938 during the first quarter of 2020 as compared to 883 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended April 3, 2020 compared to Three Months Ended March 29, 2019

Revenues

	Three Months Ended
(in thousands, except percentages)	April 3, 2020	March 29, 2019	Percent Change
Engineering and Other Scientific	$84,887	$80,254	5.8%
Percentage of total revenues	80.1%	81.0%
Environmental and Health	21,066	18,777	12.2%
Percentage of total revenues	19.9%	19.0%
Total revenues	$105,953	$99,031	7.0%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first quarter of 2020, billable hours for this segment increased by 5% to 271,000 as compared to 258,000 during the same period last year. Utilization for this segment decreased to 71% during the first quarter of 2020 as compared to 73% during the same period last year. The increase in billable hours was due to strong growth in our biomechanics, biomedical engineering, mechanical engineering, and vehicle engineering practices. Multinational companies across industries engaged Exponent’s interdisciplinary teams of world-class consultants for scientific expertise and risk assessments. During the first quarter of 2020, this segment benefited from a large project for an electric utility client evaluating the integrity of their infrastructure and helping to mitigate safety risks related to wildfires. The decrease in utilization was due to business restrictions related to COVID-19 that impacted our Asian operations in late January and certain areas of our European and United States operations during the second half of March. Technical full-time equivalent employees in this segment increased 8% to 731 during the first quarter of 2020 as compared to 679 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the first quarter of 2020, billable hours for this segment increased by 9% to 77,000 as compared to 71,000 during the same period last year. Utilization in this segment increased to 72% during the first quarter of 2020 as compared to 67% during the same period last year. The increase in billable hours and utilization was due to growth in our chemical regulation and food safety practice, where our scientists evaluated the effects of chemicals and new products on human health and the environment. Technical full-time equivalent employees in this segment increased 1% to 207 during the first quarter of 2020 as compared to 204 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	April 3, 2020	March 29, 2019	Percent Change
Compensation and related expenses	$49,985	$65,093	-23.2%
Percentage of total revenues	47.2%	65.7%

The decrease in compensation and related expenses during the first quarter of 2020 was due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in payroll expense and an increase in fringe benefits. During the first quarter of 2020, deferred compensation expense decreased by $20,491,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $14,622,000 during the first quarter of 2020 as compared to an increase in the value of plan assets of $5,869,000 during the same period last year. Payroll expense increased by $3,452,000 during the first quarter of 2020 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. Fringe benefits increased by $1,323,000 during the first quarter of 2020 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	April 3, 2020	March 29, 2019	Percent Change
Other operating expenses	$8,216	$8,008	2.6%
Percentage of total revenues	7.8%	8.1%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first quarter of 2020 was primarily due to an increase in depreciation and amortization expense of $196,000, an increase in occupancy expenses of $119,000, and several other individually insignificant increases partially offset by a decrease in technical materials of $189,000. The increases in depreciation and amortization expense and occupancy expense were due to our increase in technical full-time equivalent employees and investments in our corporate infrastructure. The decrease in technical materials was due to the impact of COVID-19 related restrictions on our operations. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	April 3, 2020	March 29, 2019	Percent Change
Reimbursable expenses	$6,233	$5,630	10.7%
Percentage of total revenues	5.9%	5.7%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	April 3, 2020	March 29, 2019	Percent Change
General and administrative expenses	$5,531	$4,546	21.7%
Percentage of total revenues	5.2%	4.6%

The increase in general and administrative expenses during the first quarter of 2020 was primarily due to an increase in bad debt expense of $1,365,000 partially offset by a decrease in travel and meals of $440,000. The increase in bad debt was due to additional reserves we booked to our allowance for doubtful accounts as a result of the economic uncertainty associated with the COVID-19 pandemic. The decrease in travel and meals was due to the travel restrictions put in place due to the COVID-19 pandemic. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	April 3, 2020	March 29, 2019	Percent Change
Other income, net	$(11,933)	$7,568	-257.7%
Percentage of total revenues	-11.3%	7.6%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in the realized gain on foreign exchange of $910,000. During the first quarter of 2020, other income, net, decreased by $20,491,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $14,622,000 during the first quarter of 2020 as compared to an increase in the value of the plan assets of $5,869,000 during the same period last year. The increase in the realized gain on foreign exchange was due to an increase in the value of monetary assets denominated in non-functional currencies.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	April 3, 2020	March 29, 2019	Percent Change
Income taxes	$(2,227)	$610	-465.1%
Percentage of total revenues	-2.1%	0.6%
Effective tax rate	-9.3%	2.6%

The decrease in the effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards increased to $8,772,000 during the first quarter of 2020 as compared to $5,670,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.2% during the first quarter of 2020 as compared to 26.9% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months. However, we continue to monitor the impact of the COVID-19 pandemic on our cash flows and on the credit and financial markets.

	Three Months Ended
(in thousands)	April 3, 2020	March 29, 2019
Net cash used in operating activities	$(13,835)	$(12,253)
Net cash provided by (used in) investing activities	7,707	(16,518)
Net cash used in financing activities	(64,324)	(19,415)

We financed our business during the first three months of 2020 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of April 3, 2020, our cash, cash equivalents and short-term investments were $152,043,000 as compared to $231,601,000 at January 3, 2020.

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

The increase in net cash provided by investing activities during the first three months of 2020, as compared to the same period last year, was due to a decrease in the purchase of short-term investments, net of maturities, and a decrease in capital expenditures. The decrease in capital expenditures was due to the completion of construction of our office and laboratory facilities in Natick, Massachusetts during 2019.

The increase in net cash used in financing activities during the first three months of 2020, as compared to the same period last year, was due to an increase in repurchases of our common stock, an increase in payroll taxes for restricted stock units and an increase in dividend payments.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase shares of common stock under our stock repurchase programs, pay dividends, or strategically acquire professional service firms that are complementary to our business.

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2019 Annual Report. There have been no material changes in our contractual obligations since January 3, 2020.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $64,026,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at April 3, 2020. Vested amounts due under the plan of $5,839,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at April 3, 2020. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of April 3, 2020, invested amounts under the plan of $63,353,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of April 3, 2020, invested amounts under the plan of $5,489,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended April 3, 2020 and March 29, 2019:

	Three Months Ended
(in thousands, except percentages)	April 3, 2020	March 29, 2019
Revenues before reimbursements	$99,720	$93,401
EBITDA	$24,966	$23,857
EBITDA as a % of revenues before reimbursements	25.0%	25.5%

The decrease in EBITDA as a percentage of revenues before reimbursements during the first quarter of 2020 as compared to the same period last year was primarily due to the increase in general and administrative expenses associated with the additional reserves we booked to our allowance for doubtful accounts as a result of the economic uncertainty associated with the COVID-19 pandemic

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended April 3, 2020:

	Three Months Ended
(in thousands)	April 3, 2020	March 29, 2019
Net income	$26,282	$22,712
Add back (subtract):
Income taxes	(2,227)	610
Interest income, net	(875)	(1,055)
Depreciation and amortization	1,786	1,590
EBITDA	24,966	23,857
Stock-based compensation	6,138	5,731
EBITDAS	$31,104	$29,588

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

At April 3, 2020, we had net assets of approximately $6.9 million with a functional currency of the British Pound, net assets of approximately $1.5 million with a functional currency of the Euro, net assets of approximately $5.5 million with a functional currency of the Chinese Yuan, and net assets of approximately $3.8 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, Germany, China, and Hong Kong respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At April 3, 2020, we had net assets denominated in the non-functional currency of approximately $0.7 million.

We do not use foreign exchange contracts to hedge any foreign currency exposures. To date, the impacts of foreign currency exchange rate changes on our consolidated revenues and consolidated net income have not been significant. However, our continued international growth increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of April 3, 2020, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended April 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

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

The effects of the COVID-19 pandemic have materially affected our operations and those of our clients. The duration and extent to which this will impact our future financial condition and results of operations remains uncertain.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our financial condition and results of operations due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, compliance with these measures has impacted our operations.

The vast majority of our employees have been working remotely since the implementation of government measures to contain the virus. These remote working arrangements may result in inefficiencies, delays and additional costs and risks. In addition, most of our clients are also working remotely, which may delay the initiation of new projects and the execution of on-going work. We have seen slowing of a portion of our litigation support projects due to courthouse closures and associated legal delays. Travel restrictions are delaying work that requires inspection of a site or a product that cannot be shipped. The pandemic has also temporarily paused our user studies.

The COVID-19 pandemic also raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our services and impact our financial condition and results of operations even after the pandemic is contained and the containment measures are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19. We believe that our existing balances of cash, cash equivalents, short-term investments and cash generated from operations to be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months. However, we continue to monitor the impact of the COVID-19 pandemic on our cash flows and on the credit and financial markets.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees and clients. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business.

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

If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. The COVID-19 pandemic raises the possibility of an extended global economic downturn which may impact the ability of our customers to pay for our services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with substantial accounts receivable could have a material adverse effect on our financial condition and results of operations.

On January 29, 2019, PG&E Corp. (“PG&E”) filed for bankruptcy under chapter 11 of the U.S. bankruptcy code. As of April 3, 2020, our total pre-bankruptcy outstanding accounts receivable from PG&E was $3.0 million. We currently expect to collect substantially all of the pre-bankruptcy accounts receivable from PG&E. However, due to the risks and uncertainties inherent in the bankruptcy process, the amount ultimately collected could differ from our current expectation. We continue to do work for PG&E post-bankruptcy filing and expect to be paid for this work in the ordinary course of business. Under the United States Bankruptcy code, PG&E is required to pay all post-bankruptcy expenses in the normal course of business. If they do not do so, we are eligible to have the post-bankruptcy obligation categorized as an administrative expense entitled to priority over most pre-bankruptcy creditors.

We hold substantial investments that could present liquidity risks.

Our cash equivalent and short-term investment portfolio as of April 3, 2020, consisted primarily of obligations of the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of April 3, 2020, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

We manage, utilize, and store sensitive or confidential client or employee data, including personal data and protected health information. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information, including the Health Insurance Portability and Accountability Act, and international laws such as the European Union General Data Protection Regulation. In addition, many states, U.S. federal governmental authorities and non-U.S. jurisdictions have adopted, proposed, or are considering adopting or proposing, additional data security and/or data privacy statutes or regulations. These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future. Our remote working arrangements due to the COVID-19 pandemic may increase the risks associated with protecting client and employee data.

Impairment of goodwill may require us to record a significant charge to earnings.

On our balance sheet, we have $8,607,000 of goodwill subject to periodic evaluation for impairment. Failure to achieve sufficient levels of cash flow at reporting units, the loss of key employees, changes to the scope of operations of our business or a significant and sustained decline in our stock price could result in goodwill impairment charges. The COVID-19 pandemic raises the possibility of an extended global economic downturn which increase the risk of goodwill impairment charges. During times of financial market volatility, significant judgment is required to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

Impairment of long-lived assets or restructuring activities may require us to record a significant charge to earnings.

Our long-lived assets, including our office, laboratory and warehouse space in Menlo Park, California, our test and engineering center in Phoenix, Arizona, and our office and laboratory facilities in Natick, Massachusetts, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at the asset group level could result in impairment of our long-lived assets. In addition, we have operating lease right-of-use assets for office and laboratory space. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges. The COVID-19 pandemic raises the possibility of an extended global economic downturn which increase the risk of long-lived asset impairment charges

Our international operations create special risks that could adversely affect our business.

In addition to our offices in the United States, we have physical offices in the United Kingdom, Germany, Switzerland, Hong Kong, China, Singapore, Ireland, and Canada, and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; tariffs and other trade barriers including the United Kingdom’s decision to leave the European Union; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010; managing the risks associated with global privacy and data security laws and regulations including the General Data Protection Regulation in Europe; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; potentially adverse tax consequences; and other impending legislation that could add additional risks to the business.

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

The markets that we serve are cyclical and subject to general economic conditions. The direction and relative strength of the global economy continues to be uncertain. If economic activity in the United States, where we primarily operate, continues to decline, our clients may consolidate or go out of business and thus demand for our services could be reduced significantly.

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

We rely on our network infrastructure and certain third-party hosted services to support our operations. A disruption or failure of these systems in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics, or epidemics where we have operations, cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could have a material adverse effect on our business, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended April 3, 2020 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 4 to January 31	-	$-	-	$70,504
February 1 to February 28	-	-	-	70,504
February 29 to April 3	636	62.97	636	30,455
Total	636	$62.97	636	$30,455

(1)

On October 19, 2016, the Company’s Board of Directors approved $35,000,000 for the repurchase of the Company’s common stock. On January 31, 2019, the Company’s Board of Directors approved $75,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: May 8, 2020
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer