Form 10-Q
period 2020-07-03
EXPONENT INC
filed 2020-08-10
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2020

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

As of July 31, 2020, the latest practicable date, the registrant had 51,622,394 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

July 3, 2020 and January 3, 2020

(in thousands, except par value)

(unaudited)

	July 3, 2020	January 3, 2020
Assets
Current assets:
Cash and cash equivalents	$155,932	$176,436
Short-term investments	34,220	55,165
Accounts receivable, net of allowance for contract losses and doubtful accounts of $6,155 and $4,295 at July 3, 2020 and January 3, 2020, respectively	109,341	120,138
Prepaid expenses and other current assets	14,777	12,305
Total current assets	314,270	364,044
Property, equipment and leasehold improvements, net	60,301	61,587
Operating lease right-of-use assets	20,124	23,003
Goodwill	8,607	8,607
Deferred income taxes	37,233	36,821
Deferred compensation plan assets	71,895	68,400
Other assets	757	949
Total assets	$513,187	$563,411
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,218	$18,583
Accrued payroll and employee benefits	59,295	86,723
Deferred revenues	8,910	12,710
Operating lease liabilities	5,360	5,944
Total current liabilities	89,783	123,960
Other liabilities	2,939	2,669
Deferred compensation plan liabilities	72,564	68,373
Operating lease liabilities	15,334	18,158
Total liabilities	180,620	213,160
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 at July 3, 2020 and January 3, 2020	66	66
Additional paid-in capital	259,617	244,935
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	259	302
Foreign currency translation adjustments	(3,664)	(2,062)
	(3,405)	(1,760)
Retained earnings	401,956	384,668
Treasury stock, at cost; 14,084 and 13,951 shares held at July 3, 2020 and January 3, 2020, respectively	(325,667)	(277,658)
Total stockholders’ equity	332,567	350,251
Total liabilities and stockholders’ equity	$513,187	$563,411

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended July 3, 2020 and June 28, 2019

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Revenues:
Revenues before reimbursements	$87,863	$100,263	$187,583	$193,664
Reimbursements	4,182	6,243	10,415	11,873
Revenues	92,045	106,506	197,998	205,537
Operating expenses:
Compensation and related expenses	68,137	61,997	118,122	127,090
Other operating expenses	7,681	8,095	15,897	16,103
Reimbursable expenses	4,182	6,243	10,415	11,873
General and administrative expenses	2,925	5,348	8,456	9,894
Total operating expenses	82,925	81,683	152,890	164,960
Operating income	9,120	24,823	45,108	40,577
Other income, net:
Interest income, net	305	924	1,180	1,979
Miscellaneous income, net	11,989	3,104	(819)	9,617
Total other income, net	12,294	4,028	361	11,596
Income before income taxes	21,414	28,851	45,469	52,173
Income taxes	5,068	7,857	2,841	8,467
Net income	$16,346	$20,994	$42,628	$43,706
Net income per share:
Basic	$0.31	$0.40	$0.81	$0.83
Diluted	$0.31	$0.39	$0.80	$0.81
Shares used in per share computations:
Basic	52,259	52,745	52,417	52,641
Diluted	53,139	53,872	53,404	53,849
Cash dividends declared per common share	$0.19	$0.16	$0.38	$0.32

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended July 3, 2020 and June 28, 2019

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Net income	$16,346	$20,994	$42,628	$43,706
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	71	(241)	(1,602)	(124)
Unrealized gains (losses) on available- for-sale investment securities arising during the period, net of tax	(211)	249	(43)	403
Comprehensive income	$16,206	$21,002	$40,983	$43,985

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three and Six Months Ended July 3, 2020
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 3, 2020	65,707	$66	$244,935	$(1,760)	$384,668	13,951	$(277,658)	$350,251
Employee stock purchase plan	-	-	400	-	-	(7)	73	473
Exercise of stock options	-	-	64	-	-	(60)	608	672
Amortization of unrecognized stock-based compensation	-	-	4,095	-	-	-	-	4,095
Purchase of treasury stock	-	-	-	-	-	636	(40,049)	(40,049)
Foreign currency translation adjustments	-	-	-	(1,673)	-	-	-	(1,673)
Grant of restricted stock units to settle accrued bonus	-	-	8,645	-	-	-	-	8,645
Settlement of restricted stock units	-	-	(1,261)	-	(4,538)	(359)	(9,313)	(15,112)
Unrealized gain on investments	-	-	-	168	-	-	-	168
Dividends and dividend equivalent rights	-	-	511	-	(10,766)	-	-	(10,255)
Net income	-	-	-	-	26,282	-	-	26,282
Balance at April 3, 2020	65,707	$66	$257,389	$(3,265)	$395,646	14,161	$(326,339)	$323,497
Employee stock purchase plan	-	-	374	-	-	(6)	58	432
Exercise of stock options	-	-	390	-	-	(54)	566	956
Amortization of unrecognized stock-based compensation	-	-	1,663	-	-	-	-	1,663
Foreign currency translation adjustments	-	-	-	71	-	-	-	71
Settlement of restricted stock units	-	-	(199)	-	-	(17)	48	(151)
Unrealized loss on investments	-	-	-	(211)	-	-	-	(211)
Dividends and dividend equivalent rights	-	-	-	-	(10,036)	-	-	(10,036)
Net income	-	-	-	-	16,346	-	-	16,346
Balance at July 3, 2020	65,707	$66	$259,617	$(3,405)	$401,956	14,084	$(325,667)	$332,567
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

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 3, 2020 and June 28, 2019

(in thousands)

(unaudited)

	Six Months Ended
	July 3, 2020	June 28, 2019
Cash flows from operating activities:
Net income	$42,628	$43,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,487	3,232
Amortization of premiums and accretion of discounts on short-term investments	(112)	(298)
Provision for contract losses and doubtful accounts	2,817	1,786
Stock-based compensation	9,600	9,741
Deferred income tax provision	(398)	(141)
Changes in operating assets and liabilities:
Accounts receivable	7,980	(25,707)
Prepaid expenses and other current assets	(10,666)	(1,760)
Change in operating leases	(529)	(209)
Accounts payable and accrued liabilities	(1,992)	6,846
Accrued payroll and employee benefits	(14,816)	(11,761)
Deferred revenues	(3,800)	(616)
Net cash provided by operating activities	34,199	24,819
Cash flows from investing activities:
Capital expenditures	(2,467)	(12,494)
Purchase of short-term investments	-	(38,693)
Maturity of short-term investments	21,000	31,000
Net cash provided by/(used in) investing activities	18,533	(20,187)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(15,263)	(11,183)
Repurchase of common stock	(40,049)	-
Exercise of stock-based payment awards	2,534	845
Dividends and dividend equivalents rights	(20,128)	(16,899)
Net cash used in financing activities	(72,906)	(27,237)
Effect of foreign currency exchange rates on cash and cash equivalents	(330)	(2)
Net decrease in cash and cash equivalents	(20,504)	(22,607)
Cash and cash equivalents at beginning of period	176,436	127,059
Cash and cash equivalents at end of period	$155,932	$104,452

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended July 3, 2020 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2020, which was filed with the U.S. Securities and Exchange Commission on February 28, 2020.

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

Recently Adopted Accounting Pronouncements. In June 2016, the Financial Accounting Standards Board (“FASB”) established Topic 326, Measurement of Credit Losses on Financial Instruments, by issuing Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of the expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost where there is a contractual right to received cash, including, accounts receivables, loan receivables and held-to-maturity debt securities. The Company adopted ASU No. 2016-13 in the first quarter of 2020 and the impact of the adoption was not material the Company’s condensed consolidated financial statements.

Note 2:  Revenue Recognition

Substantially all of the Company’s engagements are performed under time and materials or fixed-price arrangements. For time and materials contracts, the Company utilizes the practical expedient under Accounting Standards Codification 606 – Revenue from Contracts with Customers, which states, that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided), then the entity may recognize revenue in the amount to which the entity has a right to invoice.

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Engineering & other scientific	60%	67%	63%	67%
Environmental and health	21%	18%	20%	18%
Total time and materials revenues	81%	85%	83%	85%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Engineering & other scientific	18%	14%	16%	14%
Environmental and health	1%	1%	1%	1%
Total fixed price revenues	19%	15%	17%	15%

Deferred revenues represent amounts billed to clients in advance of services provided. During the second quarter of 2020, $3,466,000 of revenues were recognized that were included in the deferred revenue balance at April 3, 2020. During the first six months of 2020, $6,281,000 of revenues were recognized that were included in the deferred revenue balance at January 3, 2020.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $3,590,000 and $6,157,000 during the second quarter of 2020 and 2019, respectively and $7,371,000 and $10,399,000 during the first six months of 2020 and 2019, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and six months ended July 3, 2020 and June 28, 2019. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at July 3, 2020:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$63,024	$63,024	$-	$-
Fixed income available-for-sale securities (2)	34,220	-	34,220	-
Fixed income trading securities held in deferred compensation plan (3)	26,524	26,524	-	-
Equity trading securities held in deferred compensation plan (3)	48,614	48,614	-	-
Total	$172,382	$138,162	$34,220	$-
Liabilities
Deferred compensation plan (4)	75,807	75,807	-	-
Total	$75,807	$75,807	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 3, 2020:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$41,211	$41,211	$-	$-
Fixed income available for sale securities (2)	55,165	-	55,165	-
Fixed income trading securities held in deferred compensation plan (3)	22,010	22,010	-	-
Equity trading securities held in deferred compensation plan (3)	53,924	53,924	-	-
Total	$172,310	$117,145	$55,165	$-
Liabilities
Deferred compensation plan (4)	76,357	76,357	-	-
Total	$76,357	$76,357	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of July 3, 2020 and January 3, 2020 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of July 3, 2020:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$92,908	$-	$-	$92,908
Cash equivalents:
Money market securities	63,024	-	-	63,024
Total cash equivalents	63,024	-	-	63,024
Total cash and cash equivalents	155,932	-	-	155,932
Short-term investments:
U.S. Treasury securities	33,954	266	-	34,220
Total short-term investments	33,954	266	-	34,220
Total cash, cash equivalents and short-term investments	$189,886	$266	$-	$190,152

Cash, cash equivalents and short-term investments consisted of the following as of January 3, 2020:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$135,225	$-	$-	$135,225
Cash equivalents:
Money market securities	41,211	-	-	41,211
Total cash equivalents	41,211	-	-	41,211
Total cash and cash equivalents	176,436	-	-	176,436
Short-term investments:
U.S. Treasury and agency securities	54,841	324	-	55,165
Total short-term investments	54,841	324	-	55,165
Total cash, cash equivalents and short-term investments	$231,277	$324	$-	$231,601

At July 3, 2020 the stated effective maturities of all short-term fixed income securities classified as short-term investments were due within one year.

At July 3, 2020 and January 3, 2020, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at July 3, 2020 and January 3, 2020 but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at July 3, 2020 and January 3, 2020 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and six months ended July 3, 2020 and June 28, 2019.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Shares used in basic per share computation	52,259	52,745	52,417	52,641
Effect of dilutive common stock options outstanding	340	470	360	463
Effect of dilutive restricted stock units outstanding	540	657	627	745
Shares used in diluted per share computation	53,139	53,872	53,404	53,849

Common stock options to purchase 40,000 shares were excluded from the diluted per share calculation for the three months ended July 3, 2020 due to their anti-dilutive effect. Common stock options to purchase 31,209 shares were excluded from the diluted per share calculation for the six months ended July 3, 2020 due to their anti-dilutive effect. There were no options excluded from the diluted per share calculations for the three and six months ended June 28, 2019.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $1,799,000 and $2,325,000 during the three months ended July 3, 2020 and June 28, 2019, respectively. For the six months ended July 3, 2020 and June 28, 2019, the Company recorded stock-based compensation expense associated with accrued bonus awards of $3,842,000 and $4,393,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,476,000 and $1,535,000 during the three months ended July 3, 2020 and June 28, 2019, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $5,403,000 and $5,065,000 during the six months ended July 3, 2020 and June 28, 2019, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $187,000 and $150,000 during the three months ended July 3, 2020 and June 28, 2019, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $355,000 and $283,000 during the six months ended July 3, 2020 and June 28, 2019, respectively.

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

Note 6:  Treasury Stock

On January 31, 2019, the Company’s Board of Directors announced $75,000,000 for the repurchase of shares of the Company’s common stock. On May 29, 2020, the Company’s Board of Directors announced an additional $45,000,000 for the repurchase of shares of the Company’s common stock. These repurchase programs have no expiration date.

The Company repurchased 636,000 of its common stock for $40,049,000 during the six months ended July 3, 2020. As of July 3, 2020, the Company had remaining authorization under its stock repurchase plans of $75,455,000 to repurchase shares of common stock.

Note 7:  Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of July 3, 2020, and January 3, 2020, the invested amounts under the plans totaled $75,138,000 and $75,934,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of July 3, 2020, and January 3, 2020, vested amounts due under the plans totaled $75,807,000 and $76,357,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended July 3, 2020 and June 28, 2019, the Company recognized compensation expense of $11,003,000 and $2,184,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the six months ended July 3, 2020 the Company recognized a reduction to compensation expense of $3,619,000. During the six months ended June 28, 2019, the Company recorded compensation expense of $8,053,000. The change in compensation expense was recorded due to changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	July 3, 2020	June 28, 2019
Cash paid during period:
Income taxes	$7,556	$5,972
Non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$(43)	$403
Vested stock unit awards issued to settle accrued bonuses	$8,645	$7,947
Accrual for capital expenditures as of period end	$216	$1,978
Right-of-use asset obtained in exchange for operating lease obligations	$492	$26,152

Note 9: Accounts Receivable, Net

At July 3, 2020 and January 3, 2020, accounts receivable, net, was comprised of the following:

	July 3,	January 3,
(In thousands)	2020	2020
Billed accounts receivable	$73,242	$85,579
Unbilled accounts receivable	42,254	38,854
Allowance for contract losses and doubtful accounts	(6,155)	(4,295)
Total accounts receivable, net	$109,341	$120,138

The Company maintains allowances for estimated losses over the remaining contractual life of its receivables resulting from the inability of customers to meet their financial obligations or for disputes that affect the Company's ability to fully collect amounts due. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations or aware of a dispute with a specific customer, a specific allowance is recorded to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers the Company recognizes allowances for doubtful accounts based upon historical write-offs, customer concentration, customer creditworthiness, current economic conditions, aging of amounts due and future expectations.

A reconciliation of the beginning and ending amount of the contract losses and doubtful accounts is as follows (in thousands):

Balance at January 3, 2020	$4,295
Provision for contract losses and doubtful accounts	2,817
Write-offs	(957)
Balance at July 3, 2020	$6,155

The provision for contract losses as of July 3, 2020 includes approximately $1,450,000 as a result of the economic uncertainty associated with the COVID-19 pandemic. Recoveries of accounts receivable previously written-off were not material during the six months ended July 3, 2020.

On January 29, 2019, PG&E Corp. (“PG&E”) filed for bankruptcy under chapter 11 of the U.S. bankruptcy code. As of July 3, 2020, the Company’s total pre-bankruptcy outstanding accounts receivable from PG&E was $3.0 million. The Company currently expects to collect substantially all of the pre-bankruptcy accounts receivable from PG&E. However, due to the risks and uncertainties inherent in the bankruptcy process, the amount ultimately collected could differ from the Company’s current expectation. The Company continues to do work for PG&E post-bankruptcy filing and expects to be paid for this work in the ordinary course of business. Under the United States Bankruptcy code, PG&E is required to pay all post-bankruptcy expenses in the normal course of business. If they do not do so, the Company is eligible to have the post-bankruptcy obligation categorized as an administrative expense entitled to priority over most pre-bankruptcy creditors.

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

Segment information for the three and six months ended July 3, 2020 and June 28, 2019 follows:

Revenues

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Engineering and Other Scientific	$72,123	$86,820	$157,009	$167,074
Environmental and Health	19,922	19,686	40,989	38,463
Total revenues	$92,045	$106,506	$197,998	$205,537

Operating Income

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Engineering and Other Scientific	$20,807	$29,252	$47,448	$55,226
Environmental and Health	7,049	7,039	14,302	13,235
Total segment operating income	27,856	36,291	61,750	68,461
Corporate operating expense	(18,736)	(11,468)	(16,642)	(27,884)
Total operating income	$9,120	$24,823	$45,108	$40,577

Capital Expenditures

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Engineering and Other Scientific	$901	$929	$1,467	$2,707
Environmental and Health	19	13	81	56
Total segment capital expenditures	920	942	1,548	2,763
Corporate capital expenditures	724	5,958	1,135	10,478
Total capital expenditures	$1,644	$6,900	$2,683	$13,241

Depreciation and Amortization

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Engineering and Other Scientific	$1,068	$1,170	$2,205	$2,291
Environmental and Health	46	48	93	93
Total segment depreciation and amortization	1,114	1,218	2,298	2,384
Corporate depreciation and amortization	587	424	1,189	848
Total depreciation and amortization	$1,701	$1,642	$3,487	$3,232

Two separate clients each comprised 11% of the Company’s revenues during the three months ended July 3, 2020. No single client comprised more than 10% of the Company’s revenues during the six months ended July 3, 2020. No other single client comprised more than 10% of the Company’s revenues during the three and six months ended July 3, 2020. No single client comprised more than 10% of the Company’s revenues during the three and six months ended June 28, 2019. No single client comprised more than 10% of the Company’s accounts receivable at July 3, 2020 and January 3, 2020.

Note 11: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease ROU assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of July 3, 2020.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization of operating lease ROU assets and the change in operating lease liabilities is disclosed as a single line item in the condensed consolidated statements of cash flows.

The Company leases office, laboratory, and storage space in 13 states and the District of Columbia, as well as in China, Hong Kong, Singapore, Switzerland and the United Kingdom. Leases for these office, laboratory, and storage facilities have terms generally ranging between one and ten years. Some of these leases include options to extend or terminate the lease, none of which are currently included in the lease term as the Company has determined that exercise of these options is not reasonably certain.

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of July 3, 2020, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances but are not material.

The Company leases excess space in its Silicon Valley facility. Rental income of $869,000 and $741,000 was included in other income for the three months ended July 3, 2020 and June 28, 2019, respectively. Rental income of $1,861,000 and $1,482,000 was included in other income for the six months ended July 3, 2020 and June 28, 2019, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Operating lease cost	$1,678	$1,867	$3,564	$3,737
Variable lease cost	312	404	602	784
Short-term lease cost	163	134	288	229

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,638	$1,747	$4,072	$4,281

Supplemental balance sheet information related to operating leases was as follows:

	July 3, 2020	January 3, 2020
Weighted Average Remaining Lease Term	4.8 years	5.2 years
Weighted Average Discount Rate	4.4%	4.4%

Maturities of operating lease liabilities as of July 3, 2020:

Operating
(In thousands)	Leases
2020 (excluding the six months ended July 3, 2020)	2,949
2021	6,118
2022	4,848
2023	3,235
2024	2,176
2025	1,491
2026	1,507
2027	1,466
Total lease payments	$23,790
Less imputed interest	(3,096)
Total lease liability	$20,694

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

Note 13: Subsequent Events

On July 30, 2020, the Company’s Board of Directors announced a cash dividend of $0.19 per share of the Company’s common stock, payable September 25, 2020, to stockholders of record as of September 11, 2020. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the six months ended July 3, 2020, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2020 decreased 14% to $92,045,000 as compared to $106,506,000 during the same period last year. Revenues before reimbursements for the second quarter of 2020 decreased 12% to $87,863,000 as compared to $100,263,000 during the same period last year. Business restrictions associated with the COVID-19 pandemic caused project delays across multiple areas of our business. The most substantial impact occurred to our litigation support work with many projects paused due to court-related delays and closures. The business restrictions associated with the COVID-19 pandemic also delayed field inspections of sites and products, laboratory testing, and human participant studies. These business restrictions had the most substantial impact to the transportation and oil and gas industries. We continued to see strength in integrity management advisory services for the utilities sector as our clients focus on power reliability. We also experienced growth in our chemical regulation and food safety practice as our scientists evaluated the effects of chemicals and new products on human health and the environment, including disinfectants for the novel coronavirus.

Net income decreased 22% to $16,346,000 during the second quarter of 2020 as compared to $20,994,000 during the same period last year. Diluted earnings per share decreased to $0.31 per share as compared to $0.39 in the same period last year. The decreases in net income and diluted earnings per share were primarily due to the 12% decrease in revenues before reimbursements.

COVID-19 Update

We responded quickly and carefully to address the unprecedented challenges created by the pandemic. We have successfully adapted and will continue to evolve our business development, recruiting and operational approaches, yielding benefits both during and after this crisis. We have accelerated our sharing of in-depth scientific and regulatory knowledge through webinars and thought leadership pieces, which has fostered new client relationships and projects. We have shifted all recruiting activities online, allowing us to reach a more geographically expansive set of candidates. The health and safety of our team remain top priorities, and therefore we have leveraged our internal expertise to establish protocols that allow us to safely continue laboratory activities and resume human participant studies. Our business continuity plan and robust infrastructure have empowered productive remote work, and employees continue to work from home unless they are performing laboratory testing or inspections. Our leadership team has responded with enhanced internal communications to encourage increased connectivity across the firm.

We are pleased that the Company has been able to address the majority of our clients’ needs with a mostly remote workforce. The relaxation of business restrictions in June allowed us to resume laboratory testing, inspections, and human participant studies for clients in non-essential industries. Field inspections of sites and products have increased due to lifting of travel restrictions, but are still occurring at a reduced level since many businesses are not fully operational.

We successfully completed multiple human participant studies in June, utilizing our enhanced health and safety protocols. Demand for these studies continues to grow, but some are delayed because of uncertainty surrounding COVID-19 related restrictions. We remain optimistic about the long-term growth of this area.

We continue to receive new retentions for litigation support, and work is ongoing for many existing matters. At the same time, trial dates continue to be delayed, removing imminent deadlines and causing some clients – in particular the automotive industry – to pause work. Courts have been experimenting with virtual bench trials as well as social distancing for in-person trials, so we expect trials will gradually increase.

We are pleased to be sharing our scientific and regulatory knowledge on health and safety issues related to the novel coronavirus through webinars and thought leadership pieces. We have been engaged by clients to provide regulatory support in the United States and Europe as they register their new or existing disinfectant products. We have also been advising clients on occupational health and safety concerns including COVID-19 testing, contact tracing, and disinfecting as they strive to protect their employees, customers, and students. Furthermore, we have leveraged our breadth of disciplines from chemists and physicists to engineers to evaluate disinfectant products from hand sanitizers to ultraviolet light.

Business Outlook

As society continues to raise its expectations for safety, health, sustainability and reliability, and products and processes continue to grow in their technological complexity, we will evolve to stay ahead of the curve. These market drivers have powered the Company’s growth for over 50 years and have led to increased demand for our interdisciplinary solutions despite periods of macroeconomic turbulence. As a result of the current business, travel and physical distancing restrictions caused by the COVID-19 pandemic, net revenues for the first three weeks of the third quarter declined approximately 5% to 8% as compared to the same period last year. While there are opportunities for improvement, the high degree of uncertainty surrounding how and over what timeframe each region will impose or relax restrictions means that there could be further reduction to our revenues in the short term.

We remain focused on selectively adding top talent, developing the skills necessary to expand our market position and providing clients with in-depth scientific research and analysis to determine what happened and how to prevent failures or exposures in the future. We also remain focused on capitalizing on emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases and dividends to enhance shareholder value.

Overview of the Three Months Ended July 3, 2020

During the second quarter of 2020 billable hours decreased 15% to 299,000 as compared to 352,000 during the same period last year. Our utilization decreased to 64% during the second quarter of 2020 as compared to 76% during the same period last year. Technical full-time equivalent employees increased 1% to 899 during the second quarter of 2020 as compared to 890 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended July 3, 2020 compared to Three Months Ended June 28, 2019

Revenues

	Three Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
Engineering and Other Scientific	$72,123	$86,820	-16.9%
Percentage of total revenues	78.4%	81.5%
Environmental and Health	19,922	19,686	1.2%
Percentage of total revenues	21.6%	18.5%
Total revenues	$92,045	$106,506	-13.6%

The decrease in revenues for our Engineering and Other Scientific segment was due to a decrease in billable hours partially offset by an increase in billing rates. During the second quarter of 2020, billable hours for this segment decreased by 19% to 223,000 as compared to 277,000 during the same period last year. Utilization for this segment decreased to 62% during the second quarter of 2020 as compared to 77% during the same period last year. Business restrictions associated with the COVID-19 pandemic caused project delays across multiple practices within this segment. The most substantial impact was on our litigation support work with many projects paused due to court-related delays. The business restrictions associated with the COVID-19 pandemic also delayed field inspections of sites and products, laboratory testing, and human participant studies. These business restrictions had the most substantial impact on our work for the transportation and oil and gas industries. We continued to see strength in integrity management advisory services for the utilities sector as our clients focus on power reliability. Technical full-time equivalent employees in this segment increased 1% to 695 during the second quarter of 2020 as compared to 688 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours. Billable hours for this segment increased by 1% to 76,000 as compared to 75,000 during the same period last year. Utilization in this segment was 71% for both the second quarter of 2020 and 2019. The increase in billable hours was due to growth in our chemical regulation and food safety practice, where our scientists evaluated the effects of chemicals and new products on human health and the environment, including disinfectants for the novel coronavirus. This growth was partially offset by delays in projects for the transportation and oil and gas industries due to COVID-19 business restrictions. Technical full-time equivalent employees in this segment increased to 204 during the second quarter of 2020 as compared to 202 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
Compensation and related expenses	$68,137	$61,997	9.9%
Percentage of total revenues	74.0%	58.2%

The increase in compensation and related expenses during the second quarter of 2020 was due to an increase in the value of assets associated with our deferred compensation plan and an increase in payroll expense partially offset by decreases in bonus expense and fringe benefits. During the second quarter of 2020, deferred compensation expense increased $8,819,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $11,003,000 during the second quarter of 2020 as compared to an increase in the value of plan assets of $2,184,000 during the same period last year. Payroll expense increased $1,960,000 during the second quarter of 2020 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. Bonus expense decreased by $3,300,000 during the second quarter of 2020 due to a corresponding decrease to our bonus pool which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. Fringe benefits decreased by $1,136,000 during the second quarter of 2020 due to an employee retention credit for $1,559,000 that we claimed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This employee retention credit under the CARES Act is a refundable tax credit which reduced our employer payroll taxes. The impact of the retention credit was partially offset by increases in fringe benefits associated with increases in technical full-time equivalent employees and our annual salary adjustments. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
Other operating expenses	$7,681	$8,095	-5.1%
Percentage of total revenues	8.3%	7.6%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in other operating expenses during the second quarter of 2020 was primarily due to a decrease in occupancy expense of $236,000 and a decrease in technical materials of $181,000. These decreases were primarily due to COVID-19 business restrictions. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
Reimbursable expenses	$4,182	$6,243	-33.0%
Percentage of total revenues	4.5%	5.9%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The decrease during the second quarter of 2020 was primarily due to COVID-19 business and travel restrictions.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
General and administrative expenses	$2,925	$5,348	-45.3%
Percentage of total revenues	3.2%	5.0%

The decrease in general and administrative expenses during the second quarter of 2020 was primarily due to a decrease in travel and meals of $1,525,000, a decrease in personnel expenses of $543,000, and a decrease in marketing and business development expenses of $353,000. These decreases are all primarily due to COVID-19 business and travel restrictions. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
Other income, net	$12,294	$4,028	205.2%
Percentage of total revenues	13.4%	3.8%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by a decrease in interest income. During the second quarter of 2020, other income, net, increased $8,819,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $11,003,000 during the second quarter of 2020 as compared to an increase in the value of the plan assets of $2,184,000 during the same period last year. The decrease in interest income of $619,000 was due to lower interest rates for our cash equivalents and short-term investments.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
Income taxes	$5,068	$7,857	-35.5%
Percentage of total revenues	5.5%	7.4%
Effective tax rate	23.7%	27.2%

The decrease in the effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards increased to $898,000 during the second quarter of 2020 as compared to $18,000 during the same period last year.

Six Months Ended July 3, 2020 compared to Six Months Ended June 28, 2019

Revenues

	Six Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
Engineering and Other Scientific	$157,009	$167,074	-6.0%
Percentage of total revenues	79.3%	81.3%
Environmental and Health	40,989	38,463	6.6%
Percentage of total revenues	20.7%	18.7%
Total revenues	$197,998	$205,537	-3.7%

The decrease in revenues for our Engineering and Other Scientific segment was due to a decrease in billable hours partially offset by an increase in billing rates. During the first six months of 2020, billable hours for this segment decreased by 8% to 494,000 as compared to 535,000 during the same period last year. Utilization for this segment decreased to 67% during the first six months of 2020 as compared to 75% during the same period last year. Business restrictions associated with the COVID-19 pandemic caused project delays across multiple practices within this segment. The most substantial impact occurred to our litigation support work with many projects paused due to court-related delays. The business restrictions associated with the COVID-19 pandemic also delayed field inspections of sites and products, laboratory testing, and human participant studies. These business restrictions had the most substantial impact to the transportation and oil and gas industries. We continued to see strength in integrity management advisory services for the utilities sector as our clients focus on power reliability. Technical full-time equivalent employees in this segment increased 4% to 713 during the first six months of 2019 as compared to 684 for the same period last year due to our continuing recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the first six months of 2020, billable hours for this segment increased by 5% to 153,000 as compared to 146,000 during the same period last year. Utilization in this segment increased to 72% during the first six months of 2020 as compared to 69% during the same period last year. The increase in billable hours and utilization was due to growth in our chemical regulation and food safety practice, where our scientists evaluated the effects of chemicals and new products on human health and the environment, including disinfectants for the novel coronavirus. This growth was partially offset by delays in projects for the transportation and oil and gas industries due to COVID-19 business restrictions. Technical full-time equivalent employees in this segment increased by 1% to 205 during the first six months of 2020 as compared to 203 during the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses

	Six Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
Compensation and related expenses	$118,122	$127,090	-7.1%
Percentage of total revenues	59.7%	61.8%

The decrease in compensation and related expenses during the first six months of 2020 was due to a change in the value of assets associated with our deferred compensation plan and a decrease in bonus expense partially offset by an increase in payroll expense. During the first six months of 2020, deferred compensation expense decreased $11,672,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $3,619,000 during the first six months of 2020 as compared to an increase in the value of plan assets of $8,053,000 during the same period last year. Bonus expense decreased by $3,096,000 during the first six months of 2020 due to a corresponding decrease to our bonus pool which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. Payroll expense increased $5,412,000 during the first six months of 2020 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Six Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
Other operating expenses	$15,897	$16,103	-1.3%
Percentage of total revenues	8.0%	7.8%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in other operating expenses during the first six months of 2020 was primarily due to a decrease in technical materials of $370,000 and a decrease in office expenses of $114,000 partially offset by an increase in depreciation expense of $255,000. The decreases in technical materials and office expenses were primarily due to COVID-19 business restrictions. The increase in depreciation expense was due to our increase in technical full-time equivalent employees and investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Six Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
Reimbursable expenses	$10,415	$11,873	-12.3%
Percentage of total revenues	5.3%	5.8%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The decrease during the first six months of 2020 was primarily due to COVID-19 business and travel restrictions.

General and Administrative Expenses

	Six Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
General and administrative expenses	$8,456	$9,894	-14.5%
Percentage of total revenues	4.3%	4.8%

The decrease in general and administrative expenses during the first six months of 2020 was primarily due to a decrease in travel and meals of $1,965,000 and a decrease in personnel expenses of $616,000, partially offset by an increase in bad debt expense of $1,223,000. These decreases in travel and meals and personnel expenses are primarily due to COVID-19 business and travel restrictions. The increase in bad debt was due to additional reserves we booked to our allowance for doubtful accounts as a result of the economic uncertainty associated with the COVID-19 pandemic. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Other Income, Net

	Six Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
Other income, net	$361	$11,596	-96.9%
Percentage of total revenues	0.2%	5.6%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and a decrease in interest income of $799,000 partially offset by an increase in the realized gain on foreign exchange of $863,000 and an increase in rental income of $379,000. During the first six months of 2020, other income, net, decreased $11,672,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $3,619,000 during the first six months of 2020 as compared to an increase in the value of the plan assets of $8,053,000 during the same period last year. The decrease in interest income was due to lower interest rates for our cash equivalents and short-term investments. The increase in the realized gain on foreign exchange was due to an increase in the value of monetary assets denominated in non-functional currencies.

Income Taxes

	Six Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	Percent Change
Income taxes	$2,841	$8,467	(66.4)%
Percentage of total revenues	1.4%	4.1%
Effective tax rate	6.2%	16.2%

The decrease in the effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards increased to $9,670,000 during the first six months of 2020 as compared to $5,688,000 during the same period last year.

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

	Six Months Ended
(in thousands)	July 3, 2020	June 28, 2019
Net cash provided by operating activities	$34,199	$24,819
Net cash provided by/(used in) investing activities	18,533	(20,187)
Net cash used in financing activities	(72,906)	(27,237)

We financed our business during the first six months of 2020 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of July 3, 2020, our cash, cash equivalents and short-term investments were $190,152,000 compared to $231,601,000 as of January 3, 2020. We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

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

The increase in net cash provided by investing activities during the first six months of 2020, as compared to the same period last year, was due to a decrease in the purchase of short-term investments, net of maturities and a decrease in capital expenditures. The decrease in capital expenditures was due to the completion of construction of our office and laboratory facilities in Natick, Massachusetts during 2019.

The increase in net cash used in financing activities during the first six months of 2020, as compared to the same period last year, was due to an increase in repurchases of our common stock, an increase in payroll taxes for restricted stock units and an increase in dividend payments.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $72,564,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at July 3, 2020. Vested amounts due under the plan of $3,243,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at July 3, 2020. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of July 3, 2020, invested amounts under the plan of $71,895,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of July 3, 2020, invested amounts under the plan of $3,243,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and six months ended July 3, 2020 and June 28, 2019:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Revenues before reimbursements	$87,863	$100,263	$187,583	$193,664
EBITDA	$22,810	$29,569	$47,776	$53,426
EBITDA as a % of revenues before reimbursements	26.0%	29.5%	25.5%	27.6%

The decrease in EBITDA as a percentage of revenues before reimbursements during the second quarter of 2020 as compared to the same period last year was primarily due to the decrease in revenues caused by business restrictions associated with the COVID-19 pandemic.

The decrease in EBITDA as a percentage of revenues before reimbursements during the first six months of 2020 as compared to the same period last year was primarily due to the decrease in revenues caused by business restrictions associated with the COVID-19 pandemic.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended July 3, 2020:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Net income	$16,346	$20,994	$42,628	$43,706
Add back (subtract):
Income taxes	5,068	7,857	2,841	8,467
Interest income, net	(305)	(924)	(1,180)	(1,979)
Depreciation and amortization	1,701	1,642	3,487	3,232
EBITDA	22,810	29,569	47,776	53,426
Stock-based compensation	3,462	4,010	9,600	9,741
EBITDAS	$26,272	$33,579	$57,376	$63,167

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

We have foreign currency risk related to our revenues and expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, the Chinese Yuan, and the Hong Kong Dollar. Accordingly, changes in exchange rates may negatively affect the revenues and net income of our foreign subsidiaries as expressed in U.S. dollars.

At July 3, 2020, we had net assets of approximately $11,600,000 with a functional currency of the British Pound, net assets of approximately $4,400,000 with a functional currency of the Chinese Yuan, and net assets of approximately $5,300,000 with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, China, and Hong Kong, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At July 3, 2020, we had net assets denominated in the non-functional currency of approximately $2,400,000.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of July 3, 2020, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended July 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

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

The vast majority of our employees have been working remotely since the implementation of government measures to contain the virus. These remote working arrangements may result in inefficiencies, delays and additional costs and risks. In addition, most of our clients are also working remotely, which may delay the initiation of new projects and the execution of on-going work. We have seen slowing of a portion of our litigation support projects due to courthouse closures and associated legal delays. Travel restrictions are delaying work that requires inspection of a site or a product that cannot be shipped. The pandemic has also negatively impacted our ability to conduct user studies.

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

On January 29, 2019, PG&E Corp. (“PG&E”) filed for bankruptcy under chapter 11 of the U.S. bankruptcy code. As of July 3, 2020, our total pre-bankruptcy outstanding accounts receivable from PG&E was $3.0 million. We currently expect to collect substantially all of the pre-bankruptcy accounts receivable from PG&E. However, due to the risks and uncertainties inherent in the bankruptcy process, the amount ultimately collected could differ from our current expectation. We continue to do work for PG&E post-bankruptcy filing and expect to be paid for this work in the ordinary course of business. Under the United States Bankruptcy code, PG&E is required to pay all post-bankruptcy expenses in the normal course of business. If they do not do so, we are eligible to have the post-bankruptcy obligation categorized as an administrative expense entitled to priority over most pre-bankruptcy creditors.

We hold substantial investments that could present liquidity risks.

Our cash equivalent and short-term investment portfolio as of July 3, 2020, consisted primarily of obligations of the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of July 3, 2020, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

We have experienced, and expect to continue to be subjected to, security breaches and threats, none of which have been material to us to date. Despite the implementation of security and business continuity measures, our information technology infrastructure and networks are vulnerable to electronic breaches of security. Such breaches could lead to disruptions of our operations and potential unauthorized disclosure of confidential and/or personal information, which could result in legal claims or proceedings. While we have taken reasonable steps to prevent and mitigate the damage of a security breach by continuously improving our design and coordination of security controls across our business, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks.

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

Our long-lived assets, including our office, laboratory and warehouse space in Menlo Park, California, our test and engineering center in Phoenix, Arizona, and our office and laboratory facilities in Natick, Massachusetts, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at the asset group level could result in impairment of our long-lived assets. In addition, we have operating lease right-of-use assets for office and laboratory space. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges. The COVID-19 pandemic raises the possibility of an extended global economic downturn which increase the risk of long-lived asset impairment charges.

Our international operations create special risks that could adversely affect our business.

In addition to our offices in the United States, we have physical offices in the United Kingdom, Switzerland, Hong Kong, China, Singapore, Ireland, and Canada, and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; tariffs and other trade barriers including the United Kingdom’s decision to leave the European Union; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010; managing the risks associated with global privacy and data security laws and regulations including the General Data Protection Regulation in Europe; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; potentially adverse tax consequences; other impending legislation that could add additional risks to the business; and the COVID-19 pandemic and resulting restrictions on business activity which vary significantly by region.

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

We rely on our network infrastructure and certain third-party hosted services to support our operations. Despite the implementation of business continuity measures, disruption or failure of these systems in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics, or epidemics where we have operations, cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could have a material adverse effect on our business, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended July 3, 2020 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 4 to May 1	-	$-	-	$30,455
May 2 to May 29	-	-	-	$75,455
May 30 to July 3	-	-	-	$75,455
Total	-	$-	-	$75,455

(1)

On January 31, 2019, the Company’s Board of Directors announced $75.0 million for the repurchase of the Company’s common stock. On May 29, 2020 the Company’s Board of Directors announced an additional $45.0 million for the repurchase of the Company’s common stock. These repurchase programs have no expiration date.

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

Date: August 7, 2020
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Chief Financial Officer