Form 10-Q
period 2020-10-02
EXPONENT INC
filed 2020-11-06
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2020

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

As of October 30, 2020, the latest practicable date, the registrant had 51,629,519 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

October 2, 2020 and January 3, 2020

(in thousands, except par value)

(unaudited)

	October 2, 2020	January 3, 2020
Assets
Current assets:
Cash and cash equivalents	$187,632	$176,436
Short-term investments	20,086	55,165
Accounts receivable, net of allowance for contract losses and doubtful accounts of $5,834 and $4,295 at October 2, 2020 and January 3, 2020, respectively	109,964	120,138
Prepaid expenses and other current assets	10,967	12,305
Total current assets	328,649	364,044
Property, equipment and leasehold improvements, net	60,395	61,587
Operating lease right-of-use assets	20,085	23,003
Goodwill	8,607	8,607
Deferred income taxes	39,383	36,821
Deferred compensation plan assets	76,204	68,400
Other assets	1,343	949
Total assets	$534,666	$563,411
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$18,552	$18,583
Accrued payroll and employee benefits	62,740	86,723
Deferred revenues	9,390	12,710
Operating lease liabilities	5,689	5,944
Total current liabilities	96,371	123,960
Other liabilities	3,251	2,669
Deferred compensation plan liabilities	76,683	68,373
Operating lease liabilities	15,164	18,158
Total liabilities	191,469	213,160
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 at October 2, 2020 and January 3, 2020	66	66
Additional paid-in capital	261,713	244,935
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	130	302
Foreign currency translation adjustments	(3,114)	(2,062)
	(2,984)	(1,760)
Retained earnings	409,995	384,668
Treasury stock, at cost; 14,077 and 13,951 shares held at October 2, 2020 and January 3, 2020, respectively	(325,593)	(277,658)
Total stockholders’ equity	343,197	350,251
Total liabilities and stockholders’ equity	$534,666	$563,411

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended October 2, 2020 and September 27, 2019

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Revenues:
Revenues before reimbursements	$93,499	$95,506	$281,082	$289,170
Reimbursements	5,164	6,042	15,579	17,915
Revenues	98,663	101,548	296,661	307,085
Operating expenses:
Compensation and related expenses	62,419	58,526	180,541	185,616
Other operating expenses	7,839	8,345	23,736	24,448
Reimbursable expenses	5,164	6,042	15,579	17,915
General and administrative expenses	2,834	5,451	11,290	15,345
Total operating expenses	78,256	78,364	231,146	243,324
Operating income	20,407	23,184	65,515	63,761
Other income, net:
Interest income, net	316	915	1,496	2,894
Miscellaneous income, net	3,915	1,112	3,096	10,729
Total other income, net	4,231	2,027	4,592	13,623
Income before income taxes	24,638	25,211	70,107	77,384
Income taxes	6,554	5,578	9,395	14,045
Net income	$18,084	$19,633	$60,712	$63,339
Net income per share:
Basic	$0.35	$0.37	$1.16	$1.20
Diluted	$0.34	$0.36	$1.14	$1.17
Shares used in per share computations:
Basic	52,316	52,802	52,383	52,694
Diluted	53,209	54,002	53,342	53,906
Cash dividends declared per common share	$0.19	$0.16	$0.57	$0.48

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended October 2, 2020 and September 27, 2019

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net income	$18,084	$19,633	$60,712	$63,339
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	550	(533)	(1,052)	(657)
Unrealized gains (losses) on available- for-sale investment securities arising during the period, net of tax	(129)	(30)	(172)	373
Comprehensive income	$18,505	$19,070	$59,488	$63,055

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three and Nine Months Ended October 2, 2020
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 3, 2020	65,707	$66	$244,935	$(1,760)	$384,668	13,951	$(277,658)	$350,251
Employee stock purchase plan	-	-	774	-	-	(13)	131	905
Exercise of stock options	-	-	454	-	-	(114)	1,174	1,628
Amortization of unrecognized stock-based compensation	-	-	5,758	-	-	-	-	5,758
Purchase of treasury stock			-	-	-	636	(40,049)	(40,049)
Foreign currency translation adjustments	-	-	-	(1,602)	-	-	-	(1,602)
Grant of restricted stock units to settle accrued bonus			8,645	-	-	-	-	8,645
Settlement of restricted stock units	-	-	(1,460)	-	(4,538)	(376)	(9,265)	(15,263)
Unrealized loss on investments	-	-	-	(43)	-	-	-	(43)
Dividends and dividend equivalent rights	-	-	511	-	(20,802)	-	-	(20,291)
Net income	-	-	-	-	42,628	-	-	42,628
Balance at July 3, 2020	65,707	$66	$259,617	$(3,405)	$401,956	14,084	$(325,667)	$332,567
Employee stock purchase plan	-	-	405	-	-	(7)	74	479
Amortization of unrecognized stock-based compensation	-	-	1,691	-	-	-	-	1,691
Foreign currency translation adjustments	-	-	-	550	-	-	-	550
Unrealized loss on investments	-	-	-	(129)	-	-	-	(129)
Dividends and dividend equivalent rights	-	-	-	-	(10,045)	-	-	(10,045)
Net income	-	-	-	-	18,084	-	-	18,084
Balance at October 2, 2020	65,707	$66	$261,713	$(2,984)	$409,995	14,077	$(325,593)	$343,197
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three and Nine Months Ended September 27, 2019
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 28, 2018	65,707	$66	$227,283	$(2,853)	$342,024	14,208	$(252,611)	$313,909
Employee stock purchase plan	-	-	687	-	-	(15)	158	845
Amortization of unrecognized stock-based compensation	-	-	5,348	-	-	-	-	5,348
Foreign currency translation adjustments	-	-	-	(124)	-	-	-	(124)
Grant of restricted stock units to settle accrued bonus	-	-	7,947	-	-	-	-	7,947
Settlement of restricted stock units	-	-	(961)	-	(5,146)	(405)	(5,076)	(11,183)
Unrealized gain on investments	-	-	-	403	-	-	-	403
Dividends and dividend equivalent rights	-	-	626	-	(17,625)	-	-	(16,999)
Net income	-	-	-	-	43,706	-	-	43,706
Balance at June 28, 2019	65,707	$66	$240,930	$(2,574)	$362,959	13,788	$(257,529)	$343,852
Employee stock purchase plan	-	-	328	-	-	(6)	61	389
Exercise of stock options	-	-	(294)	-	-	(100)	1,029	735
Amortization of unrecognized stock-based compensation	-	-	1,748	-	-	-	-	1,748
Foreign currency translation adjustments	-	-	-	(533)	-	-	-	(533)
Unrealized loss on investments	-	-	-	(30)	-	-	-	(30)
Dividends and dividend equivalent rights	-	-	44	-	(8,559)	-	-	(8,515)
Net income	-	-	-	-	19,633	-	-	19,633
Balance at September 27, 2019	65,707	$66	$242,756	$(3,137)	$374,033	13,682	$(256,439)	$357,279

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 2, 2020 and September 27, 2019

(in thousands)

(unaudited)

	Nine Months Ended
	October 2, 2020	September 27, 2019
Cash flows from operating activities:
Net income	$60,712	$63,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	5,176	4,904
Amortization of premiums and accretion of discounts on short-term investments	(150)	(442)
Provision for contract losses and doubtful accounts	2,890	2,146
Stock-based compensation	13,326	13,585
Deferred income tax provision	(2,505)	(1,671)
Changes in operating assets and liabilities:
Accounts receivable	7,284	(24,665)
Prepaid expenses and other current assets	(8,439)	(5,604)
Change in operating leases	(331)	24
Accounts payable and accrued liabilities	311	3,102
Accrued payroll and employee benefits	(12,507)	(2,159)
Deferred revenues	(3,320)	(266)
Net cash provided by operating activities	62,447	52,293
Cash flows from investing activities:
Capital expenditures	(4,144)	(17,024)
Purchase of short-term investments	-	(38,693)
Maturity of short-term investments	35,000	44,000
Net cash provided by/(used in) investing activities	30,856	(11,717)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(15,263)	(11,183)
Repurchase of common stock	(40,049)	-
Exercise of stock-based payment awards	3,013	1,969
Dividends and dividend equivalents rights	(29,936)	(25,223)
Net cash used in financing activities	(82,235)	(34,437)
Effect of foreign currency exchange rates on cash and cash equivalents	128	(355)
Net increase in cash and cash equivalents	11,196	5,784
Cash and cash equivalents at beginning of period	176,436	127,059
Cash and cash equivalents at end of period	$187,632	$132,843

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended October 2, 2020 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2020, which was filed with the U.S. Securities and Exchange Commission on February 28, 2020.

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

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Engineering & other scientific	59%	68%	62%	67%
Environmental and health	19%	17%	20%	18%
Total time and materials revenues	78%	85%	82%	85%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Engineering & other scientific	21%	14%	17%	14%
Environmental and health	1%	1%	1%	1%
Total fixed price revenues	22%	15%	18%	15%

Deferred revenues represent amounts billed to clients in advance of services provided. During the third quarter of 2020, $3,491,000 of revenues were recognized that were included in the deferred revenue balance at July 3, 2020. During the first nine months of 2020, $7,864,000 of revenues were recognized that were included in the deferred revenue balance at January 3, 2020.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $347,000 and $1,344,000 during the third quarter of 2020 and 2019, respectively and $7,718,000 and $11,743,000 during the first nine months of 2020 and 2019, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and nine months ended October 2, 2020 and September 27, 2019. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at October 2, 2020:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$76,290	$76,290	$-	$-
Fixed income available-for-sale securities (2)	20,086	-	20,086	-
Fixed income trading securities held in deferred compensation plan (3)	26,470	26,470	-	-
Equity trading securities held in deferred compensation plan (3)	53,103	53,103	-	-
Total	$175,949	$155,863	$20,086	$-
Liabilities
Deferred compensation plan (4)	80,052	80,052	-	-
Total	$80,052	$80,052	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 3, 2020:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$41,211	$41,211	$-	$-
Fixed income available for sale securities (2)	55,165	-	55,165	-
Fixed income trading securities held in deferred compensation plan (3)	22,010	22,010	-	-
Equity trading securities held in deferred compensation plan (3)	53,924	53,924	-	-
Total	$172,310	$117,145	$55,165	$-
Liabilities
Deferred compensation plan (4)	76,357	76,357	-	-
Total	$76,357	$76,357	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of October 2, 2020 and January 3, 2020 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 7 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of October 2, 2020:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$111,342	$-	$-	$111,342
Cash equivalents:
Money market securities	76,290	-	-	76,290
Total cash equivalents	76,290	-	-	76,290
Total cash and cash equivalents	187,632	-	-	187,632
Short-term investments:
U.S. Treasury securities	19,992	94	-	20,086
Total short-term investments	19,992	94	-	20,086
Total cash, cash equivalents and short-term investments	$207,624	$94	$-	$207,718

Cash, cash equivalents and short-term investments consisted of the following as of January 3, 2020:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$135,225	$-	$-	$135,225
Cash equivalents:
Money market securities	41,211	-	-	41,211
Total cash equivalents	41,211	-	-	41,211
Total cash and cash equivalents	176,436	-	-	176,436
Short-term investments:
U.S. Treasury and agency securities	54,841	324	-	55,165
Total short-term investments	54,841	324	-	55,165
Total cash, cash equivalents and short-term investments	$231,277	$324	$-	$231,601

At October 2, 2020 the stated effective maturities of all short-term fixed income securities classified as short-term investments were due within one year.

At October 2, 2020 and January 3, 2020, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at October 2, 2020 and January 3, 2020 but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at October 2, 2020 and January 3, 2020 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and nine months ended October 2, 2020 and September 27, 2019.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Shares used in basic per share computation	52,316	52,802	52,383	52,694
Effect of dilutive common stock options outstanding	331	491	351	475
Effect of dilutive restricted stock units outstanding	562	709	608	737
Shares used in diluted per share computation	53,209	54,002	53,342	53,906

Common stock options to purchase 40,000 shares were excluded from the diluted per share calculation for the three months ended October 2, 2020 due to their anti-dilutive effect. Common stock options to purchase 34,139 shares were excluded from the diluted per share calculation for the nine months ended October 2, 2020 due to their anti-dilutive effect. There were no options excluded from the diluted per share calculations for the three and nine months ended September 27, 2019.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,035,000 and $2,096,000 during the three months ended October 2, 2020 and September 27, 2019, respectively. For the nine months ended October 2, 2020 and September 27, 2019, the Company recorded stock-based compensation expense associated with accrued bonus awards of $5,876,000 and $6,489,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,519,000 and $1,598,000 during the three months ended October 2, 2020 and September 27, 2019, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $6,922,000 and $6,663,000 during the nine months ended October 2, 2020 and September 27, 2019, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $173,000 and $150,000 during the three months ended October 2, 2020 and September 27, 2019, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $528,000 and $433,000 during the nine months ended October 2, 2020 and September 27, 2019, respectively.

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

The Company repurchased 636,000 shares of its common stock for $40,049,000 during the nine months ended October 2, 2020. As of October 2, 2020, the Company had remaining authorization under its stock repurchase plans of $75,455,000 to repurchase shares of common stock.

Note 7:  Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of October 2, 2020, and January 3, 2020, the invested amounts under the plans totaled $79,573,000 and $75,934,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of October 2, 2020, and January 3, 2020, vested amounts due under the plans totaled $80,052,000 and $76,357,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended October 2, 2020 and September 27, 2019, the Company recognized compensation expense of $3,220,000 and $361,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the nine months ended October 2, 2020 the Company recognized a reduction to compensation expense of $399,000. During the nine months ended September 27, 2019, the Company recorded compensation expense of $8,415,000. The change in compensation expense was recorded due to changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 8: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	October 2, 2020	September 27, 2019
Cash paid during period:
Income taxes	$9,370	$14,884
Non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$(172)	$373
Vested stock unit awards issued to settle accrued bonuses	$8,645	$7,947
Accrual for capital expenditures as of period end	$322	$2,326
Right-of-use asset obtained in exchange for operating lease obligations	$1,802	$28,678

Note 9: Accounts Receivable, Net

At October 2, 2020 and January 3, 2020, accounts receivable, net, was comprised of the following:

	October 2,	January 3,
(In thousands)	2020	2020
Billed accounts receivable	$75,520	$85,579
Unbilled accounts receivable	40,278	38,854
Allowance for contract losses and doubtful accounts	(5,834)	(4,295)
Total accounts receivable, net	$109,964	$120,138

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

A reconciliation of the beginning and ending amount of the contract losses and doubtful accounts is as follows (in thousands):

Balance at January 3, 2020	$4,295
Provision for contract losses and doubtful accounts	2,890
Write-offs	(1,351)
Balance at October 2, 2020	$5,834

The provision for contract losses as of October 2, 2020 includes approximately $1,269,000 as a result of the economic uncertainty associated with the COVID-19 pandemic. Recoveries of accounts receivable previously written-off were not material during the nine months ended October 2, 2020.

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

Segment information for the three and nine months ended October 2, 2020 and September 27, 2019 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Engineering and Other Scientific	$79,230	$83,060	$236,239	$250,134
Environmental and Health	19,433	18,488	60,422	56,951
Total revenues	$98,663	$101,548	$296,661	$307,085

Operating Income

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Engineering and Other Scientific	$25,952	$27,925	$73,400	$83,151
Environmental and Health	6,449	6,175	20,751	19,410
Total segment operating income	32,401	34,100	94,151	102,561
Corporate operating expense	(11,994)	(10,916)	(28,636)	(38,800)
Total operating income	$20,407	$23,184	$65,515	$63,761

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Engineering and Other Scientific	$594	$664	$2,061	$3,371
Environmental and Health	22	17	103	73
Total segment capital expenditures	616	681	2,164	3,444
Corporate capital expenditures	1,005	4,197	2,140	14,675
Total capital expenditures	$1,621	$4,878	$4,304	$18,119

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Engineering and Other Scientific	$1,043	$1,179	$3,248	$3,470
Environmental and Health	48	55	141	148
Total segment depreciation and amortization	1,091	1,234	3,389	3,618
Corporate depreciation and amortization	598	438	1,787	1,286
Total depreciation and amortization	$1,689	$1,672	$5,176	$4,904

No single client comprised more than 10% of the Company’s revenues during the three and nine months ended October 2, 2020 and September 27, 2019.

Note 11: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease ROU assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of October 2, 2020.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of October 2, 2020, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances but are not material.

The Company leases excess space in its Silicon Valley facility. Rental income of $750,000 and $721,000 was included in other income for the three months ended October 2, 2020 and September 27, 2019, respectively. Rental income of $2,611,000 and $2,202,000 was included in other income for the nine months ended October 2, 2020 and September 27, 2019, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Operating lease cost	$1,706	$1,849	$5,162	$5,586
Variable lease cost	280	389	882	1,173
Short-term lease cost	146	98	434	327

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,508	$1,699	$5,552	$5,980

Supplemental balance sheet information related to operating leases was as follows:

	October 2, 2020	January 3, 2020
Weighted Average Remaining Lease Term	4.6 years	5.2 years
Weighted Average Discount Rate	4.2%	4.4%

Maturities of operating lease liabilities as of October 2, 2020:

Operating
(In thousands)	Leases
2020 (excluding the nine months ended October 2, 2020)	1,371
2021	6,524
2022	5,308
2023	3,644
2024	2,252
2025	1,491
2026	1,507
2027	1,466
Total lease payments	$23,563
Less imputed interest	(2,710)
Total lease liability	$20,853

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

Note 13: Subsequent Events

On October 29, 2020, the Company’s Board of Directors announced a cash dividend of $0.19 per share of the Company’s common stock, payable December 18, 2020, to stockholders of record as of December 4, 2020. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the nine months ended October 2, 2020, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2020 decreased 3% to $98,663,000 as compared to $101,548,000 during the same period last year. Revenues before reimbursements for the third quarter of 2020 decreased 2% to $93,499,000 as compared to $95,506,000 during the same period last year. Business restrictions associated with the COVID-19 pandemic caused project delays across multiple areas of our business. The most substantial impact occurred to our litigation support work with many projects paused due to court-related delays and closures. The business restrictions associated with the COVID-19 pandemic also delayed our human participant studies. We continued to see strength in integrity management advisory services for the utilities sector as our clients focus on power reliability, in particular due to fire safety concerns in the western United States. We also experienced growth in our chemical regulation and food safety practice as our scientists evaluated the effects of chemicals and new products on human health and the environment, including disinfectants for the novel coronavirus.

Net income decreased 8% to $18,084,000 during the third quarter of 2020 as compared to $19,633,000 during the same period last year. Diluted earnings per share decreased to $0.34 per share as compared to $0.36 in the same period last year. The decreases in net income and diluted earnings per share were primarily due to an increase in our effective tax rate. The increase in the effective tax rate was due to a decrease in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards was $0 during the third quarter of 2020 as compared to $1,666,000 during the third quarter of 2019.

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

We are pleased that the Company has been able to address the majority of our clients’ needs with a mostly remote workforce. The relaxation of business restrictions in June allowed us to resume laboratory testing, inspections, and human participant studies for clients in non-essential industries. Field inspections of sites and products have increased due to lifting of travel restrictions but are still occurring at a reduced level since many businesses are not fully operational.

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

We are pleased to be sharing our scientific and regulatory knowledge on health and safety issues related to the novel coronavirus through webinars and thought leadership pieces. We continue to advise clients with respect to disinfectant products and procedures, COVID-19 testing, contract tracing, and occupational health and safety. We have recently been engaged by the U.S. Army and Navy to conduct a preliminary deployment of wearable technology platforms for COVID-19 risk monitoring and mitigation. The goal of this program is to implement and utilize this approach to protect the health and safety of service personnel while collecting the necessary data to support a validation of the technologies.

Business Outlook

As society continues to raise its expectations for safety, health, sustainability and reliability, and products and processes continue to grow in their technological complexity, we will evolve to stay ahead of the curve. These market drivers have powered the Company’s growth for over 50 years and have led to increased demand for our interdisciplinary solutions despite periods of macroeconomic turbulence. As a result of the current business, travel and physical distancing restrictions caused by the COVID-19 pandemic, net revenues for the first three weeks of the fourth quarter declined approximately 5% to 7% as compared to the same period last year. While there are opportunities for improvement, the high degree of uncertainty surrounding how and over what timeframe each region will impose or relax restrictions means that there could be further reduction to our revenues in the short term.

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

Overview of the Three Months Ended October 2, 2020

During the third quarter of 2020 billable hours decreased 9% to 308,000 as compared to 337,000 during the same period last year. Our utilization decreased to 66% during the third quarter of 2020 as compared to 72% during the same period last year. Technical full-time equivalent employees decreased 1% to 901 during the third quarter of 2020 as compared to 906 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended October 2, 2020 compared to Three Months Ended September 27, 2019

Revenues

	Three Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
Engineering and Other Scientific	$79,230	$83,060	-4.6%
Percentage of total revenues	80.3%	81.8%
Environmental and Health	19,433	18,488	5.1%
Percentage of total revenues	19.7%	18.2%
Total revenues	$98,663	$101,548	-2.8%

The decrease in revenues for our Engineering and Other Scientific segment was due to a decrease in billable hours partially offset by an increase in billing rates. During the third quarter of 2020, billable hours for this segment decreased by 11% to 236,000 as compared to 266,000 during the same period last year. Utilization for this segment decreased to 65% during the third quarter of 2020 as compared to 73% during the same period last year. Business restrictions associated with the COVID-19 pandemic caused project delays across multiple practices within this segment. The most substantial impact was on our litigation support work with many projects paused due to court-related delays. The business restrictions associated with the COVID-19 pandemic also delayed our human participant studies. We continued to see strength in integrity management advisory services for the utilities sector as our clients focus on power reliability, in particular due to fire safety concerns in the western United States. Technical full-time equivalent employees in this segment decreased 2% to 693 during the third quarter of 2020 as compared to 707 for the same period last year.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. Billable hours for this segment increased by 1% to 72,000 as compared to 71,000 during the same period last year. Utilization in this segment decreased to 67% during the third quarter of 2020 as compared to 68% during the same period last year. The increase in billable hours was due to growth in our chemical regulation and food safety practice, where our scientists evaluated the effects of chemicals and new products on human health and the environment, including disinfectants for the novel coronavirus. This growth was partially offset by delays in projects for the transportation and oil and gas industries due to COVID-19 business restrictions. Technical full-time equivalent employees in this segment increased 5% to 208 during the third quarter of 2020 as compared to 199 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
Compensation and related expenses	$62,419	$58,526	6.7%
Percentage of total revenues	63.3%	57.6%

The increase in compensation and related expenses during the third quarter of 2020 was due to an increase in the value of assets associated with our deferred compensation plan and an increase in payroll expense partially offset by decreases in bonus expense. During the third quarter of 2020, deferred compensation expense increased $2,859,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $3,220,000 during the third quarter of 2020 as compared to an increase in the value of plan assets of $361,000 during the same period last year. Payroll expense increased $1,486,000 during the third quarter of 2020 due to the impact of our annual salary adjustments. Bonus expense decreased by $367,000 during the third quarter of 2020 due to a corresponding decrease to our bonus pool which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
Other operating expenses	$7,839	$8,345	-6.1%
Percentage of total revenues	7.9%	8.2%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in other operating expenses during the third quarter of 2020 was primarily due to a decrease in occupancy expense of $385,000 and a decrease in office expenses of $76,000. These decreases were primarily due to COVID-19 business restrictions. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
Reimbursable expenses	$5,164	$6,042	-14.5%
Percentage of total revenues	5.2%	5.9%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The decrease during the third quarter of 2020 was primarily due to COVID-19 business and travel restrictions.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
General and administrative expenses	$2,834	$5,451	-48.0%
Percentage of total revenues	2.9%	5.4%

The decrease in general and administrative expenses during the third quarter of 2020 was primarily due to a decrease in travel and meals of $2,127,000, a decrease in bad debt expense of $218,000, and a decrease in marketing and business development expenses of $206,000. The decreases in travel and meals and marketing and business development are primarily due to COVID-19 business and travel restrictions. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
Other income, net	$4,231	$2,027	108.7%
Percentage of total revenues	4.3%	2.0%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by a decrease in interest income. During the third quarter of 2020, other income, net, increased $2,859,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $3,220,000 during the third quarter of 2020 as compared to an increase in the value of the plan assets of $361,000 during the same period last year. The decrease in interest income of $599,000 was due to lower interest rates for our cash equivalents and short-term investments.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
Income taxes	$6,554	$5,578	17.5%
Percentage of total revenues	6.6%	5.5%
Effective tax rate	26.6%	22.1%

The increase in the effective tax rate was due to a decrease in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards decreased to $0 during the third quarter of 2020 as compared to $1,666,000 during the same period last year.

Nine Months Ended October 2, 2020 compared to Nine Months Ended September 27, 2019

Revenues

	Nine Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
Engineering and Other Scientific	$236,239	$250,134	-5.6%
Percentage of total revenues	79.6%	81.5%
Environmental and Health	60,422	56,951	6.1%
Percentage of total revenues	20.4%	18.5%
Total revenues	$296,661	$307,085	-3.4%

The decrease in revenues for our Engineering and Other Scientific segment was due to a decrease in billable hours partially offset by an increase in billing rates. During the first nine months of 2020, billable hours for this segment decreased by 9% to 730,000 as compared to 801,000 during the same period last year. Utilization for this segment decreased to 66% during the first nine months of 2020 as compared to 74% during the same period last year. Business restrictions associated with the COVID-19 pandemic caused project delays across multiple practices within this segment. The most substantial impact occurred to our litigation support work with many projects paused due to court-related delays. The business restrictions associated with the COVID-19 pandemic also delayed field inspections of sites and products, laboratory testing, and human participant studies. These business restrictions had the most substantial impact to the transportation and oil and gas industries. We continued to see strength in integrity management advisory services for the utilities sector as our clients focus on power reliability, in particular due to fire safety concerns in the western United States. Technical full-time equivalent employees in this segment increased 2% to 707 during the first nine months of 2020 as compared to 692 for the same period last year.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the first nine months of 2020, billable hours for this segment increased by 4% to 225,000 as compared to 216,000 during the same period last year. Utilization in this segment increased to 70% during the first nine months of 2020 as compared to 69% during the same period last year. The increase in billable hours and utilization was due to growth in our chemical regulation and food safety practice, where our scientists evaluated the effects of chemicals and new products on human health and the environment, including disinfectants for the novel coronavirus. This growth was partially offset by delays in projects for the transportation and oil and gas industries due to COVID-19 business restrictions. Technical full-time equivalent employees in this segment increased by 2% to 206 during the first nine months of 2020 as compared to 202 during the same period last year due to our continuing recruiting and retention efforts.

Compensation and Related Expenses

	Nine Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
Compensation and related expenses	$180,541	$185,616	-2.7%
Percentage of total revenues	60.9%	60.4%

The decrease in compensation and related expenses during the first nine months of 2020 was due to a change in the value of assets associated with our deferred compensation plan and a decrease in bonus expense partially offset by an increase in payroll expense. During the first nine months of 2020, deferred compensation expense decreased $8,814,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $399,000 during the first nine months of 2020 as compared to an increase in the value of plan assets of $8,415,000 during the same period last year. Bonus expense decreased by $3,464,000 during the first nine months of 2020 due to a corresponding decrease to our bonus pool which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. Payroll expense increased $6,898,000 during the first nine months of 2020 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Nine Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
Other operating expenses	$23,736	$24,448	-2.9%
Percentage of total revenues	8.0%	8.0%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in other operating expenses during the first nine months of 2020 was primarily due to a decrease in occupancy expense of $497,000 and a decrease in technical materials of $416,000. The decreases in occupancy expenses and technical materials were primarily due to COVID-19 business restrictions. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Nine Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
Reimbursable expenses	$15,579	$17,915	-13.0%
Percentage of total revenues	5.3%	5.8%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The decrease during the first nine months of 2020 was primarily due to COVID-19 business and travel restrictions.

General and Administrative Expenses

	Nine Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
General and administrative expenses	$11,290	$15,345	-26.4%
Percentage of total revenues	3.8%	5.0%

The decrease in general and administrative expenses during the first nine months of 2020 was primarily due to a decrease in travel and meals of $4,092,000 and a decrease in personnel expenses of $942,000, partially offset by an increase in bad debt expense of $1,005,000. The decreases in travel and meals and personnel expenses were primarily due to COVID-19 business and travel restrictions. The increase in bad debt was due to additional reserves we booked to our allowance for doubtful accounts as a result of the economic uncertainty associated with the COVID-19 pandemic. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Other Income, Net

	Nine Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
Other income, net	$4,592	$13,623	-66.3%
Percentage of total revenues	1.5%	4.4%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley facility. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and a decrease in interest income of $1,398,000 partially offset by an increase in the realized gain on foreign exchange of $785,000 and an increase in rental income of $409,000. During the first nine months of 2020, other income, net, decreased $8,814,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $399,000 during the first nine months of 2020 as compared to an increase in the value of the plan assets of $8,415,000 during the same period last year. The decrease in interest income was due to lower interest rates for our cash equivalents and short-term investments. The increase in the realized gain on foreign exchange was due to an increase in the value of monetary assets denominated in non-functional currencies.

Income Taxes

	Nine Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	Percent Change
Income taxes	$9,395	$14,045	-33.1%
Percentage of total revenues	3.2%	4.6%
Effective tax rate	13.4%	18.1%

The decrease in the effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards increased to $9,670,000 during the first nine months of 2020 as compared to $7,354,000 during the same period last year.

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

	Nine Months Ended
(in thousands)	October 2, 2020	September 27, 2019
Net cash provided by operating activities	$62,447	$52,293
Net cash provided by/(used in) investing activities	30,856	(11,717)
Net cash used in financing activities	(82,235)	(34,437)

We financed our business during the first nine months of 2020 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of October 2, 2020, our cash, cash equivalents and short-term investments were $207.7 million compared to $231.6 million as of January 3, 2020. We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

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

The increase in net cash provided by investing activities during the first nine months of 2020, as compared to the same period last year, was due to a decrease in the purchase of short-term investments, and a decrease in capital expenditures. The decrease in capital expenditures was due to the completion of construction of our office and laboratory facilities in Natick, Massachusetts during 2019.

The increase in net cash used in financing activities during the first nine months of 2020, as compared to the same period last year, was due to an increase in repurchases of our common stock, an increase in payroll taxes for restricted stock units and an increase in dividend payments.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $76,683,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at October 2, 2020. Vested amounts due under the plan of $3,369,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at October 2, 2020. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of October 2, 2020, invested amounts under the plan of $76,204,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of October 2, 2020, invested amounts under the plan of $3,369,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and nine months ended October 2, 2020 and September 27, 2019:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Revenues before reimbursements	$93,499	$95,506	$281,082	$289,170
EBITDA	$26,011	$25,968	$73,787	$79,394
EBITDA as a % of revenues before reimbursements	27.8%	27.2%	26.3%	27.5%

During the third quarter of 2020 both revenues before reimbursements and operating expenses, excluding the change in value of assets associated with the deferred compensation plan, decreased due to business restrictions associated with the COVID-19 pandemic. The increase in EBITDA as a percentage of revenues before reimbursements during the third quarter of 2020 was due to a larger decrease in operating expenses, excluding the change in value of assets associated with the deferred compensation plan, as compared to the decrease in revenues before reimbursements.

The decrease in EBITDA as a percentage of revenues before reimbursements during the first nine months of 2020 as compared to the same period last year was primarily due to a decrease in revenues before reimbursement partially offset by a decrease in operating expenses, excluding the change in value of assets associated with the deferred compensation plan. The decreases in revenue before reimbursements and operating expenses, excluding the change in value of assets associated with the deferred compensation plan, were both due to business restrictions associated with the COVID-19 pandemic.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended October 2, 2020:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net income	$18,084	$19,633	$60,712	$63,339
Add back (subtract):
Income taxes	6,554	5,578	9,395	14,045
Interest income, net	(316)	(915)	(1,496)	(2,894)
Depreciation and amortization	1,689	1,672	5,176	4,904
EBITDA	26,011	25,968	73,787	79,394
Stock-based compensation	3,726	3,844	13,326	13,585
EBITDAS	$29,737	$29,812	$87,113	$92,979

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

At October 2, 2020, we had net assets of approximately $14.4 million with a functional currency of the British Pound, net assets of approximately $3.5 million with a functional currency of the Chinese Yuan, and net assets of approximately $6.0 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, China, and Hong Kong, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At October 2, 2020, we had net assets denominated in the non-functional currency of approximately $4.0 million.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of October 2, 2020, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended October 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

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

Our cash equivalent and short-term investment portfolio as of October 2, 2020, consisted primarily of obligations of the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of October 2, 2020, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

In addition to our offices in the United States, we have physical offices in the United Kingdom, Switzerland, Hong Kong, China, Singapore, Ireland, and Canada, and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; tariffs/trade disputes and other trade barriers including the United Kingdom’s decision to leave the European Union; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010; managing the risks associated with global privacy and data security laws and regulations including the General Data Protection Regulation in Europe; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; potentially adverse tax consequences; other impending legislation that could add additional risks to the business; and the COVID-19 pandemic and resulting restrictions on business activity which vary significantly by region.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended October 2, 2020 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 4 to July 31	-	$-	-	$75,455
August 1 to August 28	-	-	-	$75,455
August 29 to October 2	-	-	-	$75,455
Total	-	$-	-	$75,455

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

Date: November 6, 2020
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Chief Financial Officer