Form 10-K
period 2021-01-01
EXPONENT INC
filed 2021-02-26
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 1, 2021.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	EXPO	Nasdaq Global Select Market

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sales price of the common stock as reported on the NASDAQ Global Select Market on July 2, 2020, the last business day of the registrant’s most recently completed second quarter, was $3,091,690,681. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of July 3, 2020 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 19, 2021 was 51,803,884.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders to be held on June 3, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED JANUARY 1, 2021

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and incorporates by reference, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “intend,” “anticipate,” “believe,” “estimate,” “could,” “may,” “plan,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the COVID-19 pandemic (including factors relating to measures implemented by governmental authorities or by us to promote the safety of our employees, vendors and clients; other direct and indirect impacts on our business and the businesses of our clients, vendors and other partners; impacts which may, among other things, adversely affect our clients’ ability to utilize our services at the levels they have previously; disruptions of access to our facilities or those of our clients or third parties; and increased and potentially significant economic uncertainty and volatility, including credit and collectibility risks and potential disruptions of capital and credit markets), the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CLIENTS

General

Exponent serves clients in chemical, construction, consumer products, energy, food, beverage and nutrition, government, life sciences, insurance, manufacturing, technology, industrial equipment, transportation and other sectors of the economy. Many of our engagements are initiated directly by large corporations or by lawyers or insurance companies whose clients anticipate, or are engaged in, litigation related to their products, equipment, processes or services. The scope of our services in failure prevention and technology evaluation has grown as the technological complexity of products has increased over the years. During 2020, we provided services representing approximately 24%, 16%, 14% and 13% of revenues to clients in the consumer products industry, energy and utilities industries, transportation industry and chemical industry, respectively.

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

SERVICES

Exponent provides high quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate the following 17 practices in two reportable operating segments, (i) Engineering and Other Scientific and (ii) Environmental and Health:

ENGINEERING AND OTHER SCIENTIFIC

•	Biomechanics
•	Biomedical Engineering & Sciences
•	Buildings & Structures
•	Civil Engineering

•	Construction Consulting
•	Data Sciences
•	Electrical Engineering & Computer Science
•	Human Factors
•	Materials & Corrosion Engineering
•	Mechanical Engineering
•	Polymer Science & Materials Chemistry
•	Thermal Sciences
•	Vehicle Engineering

ENVIRONMENTAL AND HEALTH

•	Chemical Regulation & Food Safety
•	Ecological & Biological Sciences
•	Environmental & Earth Sciences
•	Health Sciences

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

Biomedical Engineering and Sciences

Our Biomedical Engineering and Sciences Practice applies engineering principles to medical technologies, including the evaluation of designs and performance of medical devices, pharmaceuticals, and biologics. Our engineers and scientists assist clients with characterization of biomaterials, medical devices, and their interactions with pharmaceuticals, cells, and tissues. To assist in regulatory clearance and approval, we perform preclinical testing, help formulate related regulatory strategy, and conduct design verification and validation. We also assist with design and manufacturing failure analyses, root cause assessment, recall management, and medical device explant analysis. In addition, our staff performs analysis of clinical outcomes for medical devices and related procedures using administrative claims databases. Our expertise is also utilized in product liability, intellectual property litigation, technology acquisition and due diligence matters. During 2020 our staff engaged in the COVID-19 pandemic support efforts related to personal protection equipment, testing and clinical diagnostics

Buildings & Structures

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

During the past year, we have evaluated numerous problems with residential, commercial and industrial structures for owners, designers, and builders at project sites around the world. Our evaluations often include property inspections, laboratory or on-site testing, engineering analysis, and the development of repair recommendations. In addition, we have worked with owners to assess and mitigate the risk of failure associated with hazards such as hurricanes, earthquakes, tsunamis and aging infrastructure. We have assessed these risks to high-rise buildings, industrial facilities, pipelines and nuclear power plant structures and provided testimony both in the U.S. and international courts of law.

Civil Engineering

Our Civil Engineering Practice provides broad expertise that includes geotechnical engineering, geological engineering, engineering geology, and geology to address a host of geo-failures, including landslides, foundation and retaining wall failures, pipeline failures, dam and levee failures. The practice’s expertise also includes evaluation of complex construction claims involving geotechnical design issues, wildland fire effects, and international construction disputes. Over the past year, our consultants have been engaged in a number of investigations related to wildland fires, landslide evaluations, construction vibration claims, construction claim and defect evaluations, and seismic design evaluations. This practice provided services for property owners, contractors, design professionals, state agencies, international government agencies, attorneys and insurance carriers.

Construction Consulting

Our Construction Consulting Practice provides expertise in the areas of project advisory, risk analysis, strategic planning, dispute resolution, delay analysis and financial damages. During the past year, we expanded the practice by leveraging key client relationships in several construction sectors including utilities, infrastructure and oil and gas. Over the past year, the practice has been retained on numerous complex international arbitrations in Canada, Asia Pacific, Europe and the Middle East. Our multi-disciplinary staff, which includes engineers, project managers, schedulers, quantity surveyors, and financial specialists, provides these services to both the public and private sectors for clients who represent a diverse mix of corporations, law firms and agencies. Our projects include many sectors of the construction and engineering industry which include power plants, electric and gas utilities, petrochemical facilities, transportation systems, tunnels, airports, and sporting arenas.

Data Sciences

The Data Sciences practice comprises our core capabilities in statistics, data analytics, and dedicated data collection. Drawing on experience in a breadth of engineering, science, health, and environmental applications, we assist clients with their most complex data challenges at all stages of the product or process life cycle.

Our team of interdisciplinary scientists and engineers design sampling plans, surveys, and experiments to create, manage, and analyze data sets of all sizes and varieties. User-focused visualizations support data-driven decision-making and help clients measure risks and benefits to determine appropriate courses of action. Utilizing rigorous statistical methods, our team can help assess and improve quality and reliability and mitigate risk. Our experience helps clients build products that perform for a wide variety of users while preventing data bias, collecting personal data with consideration for privacy, and managing the risks associated with global data collection.

During the past year, our team worked on diverse projects for government, industry, and legal clients. We performed assessments of manufacturing quality systems, evaluated the durability and reliability of smart cards for identity management and credentialing, examined the in-service safety record of home appliances and medical devices and developed sampling plans associated with product recall campaigns.

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

Over the past year, we performed a wide array of investigations ranging from assessing damage to electrical power infrastructure from the effect of weather-related events to working with clients to develop sophisticated machine learning algorithms applied to large quantities of unstructured data. We continue to work with consumer electronics manufacturers and the transportation industry on the reliability and robustness of computer-controlled equipment for user safety.

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

We examine the role that attention plays in human perception, memory, and behavior, and how attention, inattention, and distraction may affect safety in a wide range of settings and activities (e.g., operating vehicles and machinery, walking, and using consumer products). We address the reliability of human memory and retrospective reporting in the gathering of fact-based evidence. We utilize scientific investigations and research (e.g., human perception, reaction time, and looking behavior) to assess driver behavior in both accident investigations and during the design of automotive systems. Our Human Factors scientists have been actively engaged in research and project work with Advanced Driver Assistive System (ADAS) and automated vehicle technology, in order to understand and advise our clients on how these technologies may change the nature and dynamic of driving, and the role and performance of the driver.

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

Materials & Corrosion Engineering

Our in-depth knowledge of materials science, corrosion, and metallurgical engineering combined with the breadth of our collective experience across many industries and disciplines gives our Materials and Corrosion Engineering Practice a unique ability to efficiently provide our clients with solutions to their complex materials-based problems. We use our knowledge and experience to understand how and why materials, products, and processes may not perform their intended function.  Further, we use this knowledge to help our clients prevent future failures of new products as well as aging infrastructure.

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

In recent years, the Thermal Sciences Practice has developed tools to evaluate fire and explosion risks of lithium-ion batteries. We have consulted with a variety of clients to evaluate and mitigate fire and explosion hazards of batteries in applications including consumer products, vehicles and energy storage. We continue to be very active in wildland fire investigation and risk assessment.

During the past year, our work in oil and gas exploration and production, liquefied natural gas and downstream oil and gas sectors has continued. Our services in these areas include assessing new oil well control technologies, assessing potential fire and explosion risks and consequences, investigating loss of containment incidents and assessing the integrity of fixed assets.

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

During the past year, our Chemical Regulation and Food Safety staff have conducted a wide array of work. The European and U.S. sides of the practice were jointly involved with ongoing support of COVID-19 related sanitizers and disinfectants as well as multiple new pesticide active ingredients and end-use products. The European side of our business was involved with many projects related to plant protection and biocidal product regulatory submissions, from new active substances and those under review to product-specific dossiers for European member states. Due to the pandemic numerous regulatory dossiers and risk assessments were prepared for emergency registration of biocidal products (surface disinfectants and hand sanitizers) throughout Europe. In addition, we provided many specialist assessments relating to human and environmental exposure and product efficacy as well as national and international Maximum Residue Limit/import tolerance submissions covering countries such as South Korea, Taiwan and Hong Kong. In Europe and the U.S., we continued to provide clients with regulatory compliance support for food contact materials, food additives, novel foods, nutrition-related analyses, as well as undertaking safety assessments for food and cosmetics products. We also provided proactive and reactive product safety and litigation support. For industrial chemicals, we continued to provide full regulatory support for our clients who prepared and submitted registrations and risk assessments. Our European and U.S. offices were active supporting our clients with their E.U. Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH) and U.S. Toxic Substances Control Act regulatory requirements. Our U.S. offices continued to provide services related to new pesticide active ingredients and end-use product development and registrations in the U.S., Canada, and Mexico, registration review by the U.S. Environmental Protection Agency, new requirements related to the U.K. leaving the E.U., state registration support, import tolerances in the U.S. and Canada, inert ingredient approvals, due diligence related to product and/or business sales, and data compensation.

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

Environmental & Earth Sciences

Our environmental scientists and engineers provide cost-effective, scientifically defensible and realistic assessments and solutions to complex environmental issues. We offer technical, regulatory, and litigation support to industries that include oil and gas, mining and minerals, chemicals, forest products, railroads, aerospace, development, and trade associations, and to municipal and governmental clients. Our consultants specialize in the areas of environmental fate and transport, environmental chemistry and forensics, remediation consulting, environmental engineering and waste management, and natural resources damages assessment. Our expertise also includes hydrology and hydrogeology, modeling and monitoring, water quality, water rights and water resources, extreme weather event and climate change risk management, and evaluation of environmental and social risks.

Our work frequently involves complex and high visibility environmental problems and issues, often the focus of environmental or toxic tort claims, where evaluation of contamination and historical reconstruction of events, releases, and doses are central to problem resolution. We provide case-specific strategic and advisory consulting on risk mitigation, planning, and environmental regulatory and policy issues, as well as high-level technical strategic consulting to support critical business decisions and for complex matters where understanding the long-term implications of early technical actions is critical to managing overall liability.

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

Our multidisciplinary team has extensive experience investigating a broad variety of health concerns such as claims of adverse health effects from exposures to a wide range of physical agents (e.g., ionizing radiation, low- and radio-frequency electromagnetic fields); chemical agents (e.g., volatile organic compounds, metals, dusts, air pollutants, mineral fibers, fumes, nanoparticles, and pharmaceuticals); and biological agents (fungi/molds, bacteria, and other micro-organisms). We can assess the potential health effects of occupational and environmental exposures; investigate accidental releases of chemicals and evaluate fate and transport of chemical substances; characterize consumer and workplace exposures through simulation and exposure reconstruction; provide air quality and meteorological modeling, permitting, and licensing support services; develop measures of prevention and exposure control; and assist clients with occupational safety and health evaluations and emergency preparedness and response. In the past year, we have added key principal pharmacoepidemiologists, expanding our expertise in the pharmaceuticals arena, from pre-approval through post-marketing. This expanding team brings innovation and novel approaches to complex issues in drug safety, analyses of electronic medical or health records, and regulatory strategies related to drugs, devices, and other medical products regulated by the U.S. Food and Drug Administration.

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

HUMAN CAPITAL

Exponent's vision is to engage the brightest scientists and engineers to empower clients with solutions for a safe, healthy, sustainable and technologically complex world. Attracting, exciting, developing, and rewarding exceptional people with diverse backgrounds and expertise are central to our corporate mission. As a pre-eminent global engineering and scientific consulting firm, we continuously create opportunity for hundreds of talented staff. Exponent's culture actively supports the development of our professionals and their potential by creating a stimulating, growth-oriented and inclusive environment. Our programs, tools, and processes support the development of (1) science and engineering consultants, who balance exceptional technical prowess and objectivity with sound business acumen; (2) corporate and support staff, who empower expansion into multiple markets; and (3) leaders who inspire outstanding performance.

As of January 1, 2021, we employed 1,168 full-time, part time and hourly employees, including 930 engineering and scientific staff, 63 technical support staff and 175 administrative and support staff. Our staff includes 857 employees with advanced degrees, of which 642 employees have achieved the level of Ph.D., Sc.D., or M.D. As of January 1, 2021 approximately 88% of our employees are located in the United States and 12% are located in other global regions.

Technical full-time equivalent employees is a key metric that we use to analyze our revenues. During 2020 technical full-time equivalent employees increased 1% to 912 as compared to 901 during the prior year due to our recruiting and retention efforts. We attribute our ability to grow technical full-time equivalent employees to a number of factors, including exciting and challenging assignments, strong leadership and management, the opportunity to learn new skills and advance careers, along with competitive and equitable total rewards. To ensure a compelling total rewards philosophy and practice, we have practices in place to deliver fair and equitable compensation for employees based on their contribution and performance. We also offer a comprehensive set of benefits for employees and their families.

Exponent’s core values include being the best and getting it right; doing challenging, exciting, and important work in an ethical and objective manner; recognizing and rewarding good work; working in teams and sharing a sense of mission; insisting on honesty, integrity, trust and respect for the individual; and providing life-long professional learning and renewal.

Our staff share their unique specialized scientific expertise on over 250 individual scientific and engineering committees and advisory boards. Many of our staff serve in leadership roles or are actively working to develop technical standards. Exponent’s professionals routinely contribute to the advancement of science through peer-reviewed scientific literature, publishing a multitude of articles, book chapters, and books every year. Exponent staff have published over 900 articles in scientific and engineering journals. More than 50 Exponent consultants currently hold positions at academic institutions, where they serve as professors, research professors, adjunct and associate faculty, lecturers, instructors, and advisors.

At Exponent, the health and safety of our employees is extremely important to us. To help mitigate occupational hazards we maintain a safety management program that includes policies, procedures, training, and other contributions to address the wide variety of project engagements. During the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. Our global pandemic efforts include leveraging the advice and recommendations of infectious disease experts to establish proper safety standards. As the pandemic continues, the health and well-being of our workforce remains a top priority while we ensure productive remote work.

To enable a culture where diversity, equity, and inclusion are embedded we have articulated four pillars of action. These include recruiting, people development, communication, and outreach.

Recruiting

We are working to identify and meet candidates from increasingly diverse backgrounds and to minimize bias in our screening process. Through our university recruiting program we visit over 50 universities each year, and virtual webinars allow us to engage graduate students at over 100 universities. Our outreach to students who are members of affinity groups on campus supports diversification of our candidate pool. We are committed to broadening relationships with historically black colleges and universities with graduate programs in our technical disciplines. Our recruiting teams also identify diverse candidates from employee referrals, website applicants, and conferences. Our leaders are continuously engaged with experienced consultants in other firms to stay alert to trends in the industry and to recruit. We employ a behavioral and technical competency-based interviewing process to reduce bias in our candidate screening.

People Development

We work to ensure that our people receive equitable opportunities and training and that our development pathways are free from bias. Our employee resource group, which is focused on women and underrepresented minorities, teams with our human resources department to conduct a quarterly seminar series on a broad set of topics ranging from work-life balance to cross-cultural communications. We encourage our staff to participate in technical conferences, professional societies, and standards committees. We support our technical staff as they share their scientific and engineering insights related to safety, health, and the environment through Exponent website and social media content, our webinar series, and external speaking opportunities. Our mentoring program provides training and leadership opportunities to consultants early in their careers. Our sponsorship program pairs rising mid-level consultants with senior leaders who serve as advocates and provide career opportunities. This pairing is a two-year commitment. We encourage training for all employees and provide training opportunities at all levels on a variety of technical and soft skills topics. Our leadership is exposed to best management practices that are vital to their development and the development of their staff.

Communication

We encourage employee investment in the firm’s success by engaging with them through annual leadership meetings and quarterly all-employee meetings. We also encourage our line management to invest in employees' physical, cognitive, and emotional energy through their work. Employee engagement surveys are conducted annually to solicit, collect, and disseminate feedback in our effort to continually improve our work environment. Exponent maintains an online suggestion box for employees to express ideas for improving our work environment. Exponent also provides new parent affinity groups and a shared online workspace for balancing work and parenting life.

Outreach

In June of 2020, Exponent matched employee contributions to charities involved in diversity, equity, and inclusion initiatives with a $50,000 grant to the United Negro College Fund (UNCF). This grant will fund 16 scholarships for African American students pursuing STEM majors at UNCF-member historically black colleges and universities. We support the initiatives of our employees as they seek local service opportunities, and we are developing strategies for deeper engagement in service through our participation in professional societies. Our Volunteer Connection intranet site enables employees to share stories and pictures of outreach to their local communities and to encourage others to participate.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Exponent and their ages as of February 26, 2021 are as follows:

Name	Age	Position
Catherine Ford Corrigan, Ph.D.	52	President and Chief Executive Officer
Robert I. Haddad, Ph.D.	63	Group Vice President
Brad A. James, Ph.D.	55	Group Vice President
Harri K. Kytomaa, Ph.D.	62	Group Vice President
Steven J. Murray, Ph.D.	46	Group Vice President
John D. Pye, Ph.D.	50	Group Vice President
Richard Reiss, Sc.D.	54	Group Vice President
Maureen T.F. Reitman, Sc.D.	52	Group Vice President
Richard L. Schlenker, Jr.	55	Executive Vice President, Chief Financial Officer and Corporate Secretary
Sally B. Shepard	60	Chief Human Resources Officer

Executive officers of Exponent are appointed by the Board of Directors and serve at the discretion of the Board or until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

Catherine Ford Corrigan, Ph.D., joined the Company in 1996. She was promoted to Principal in the Biomechanics practice in 2002 and was appointed Group Vice President in May 2012. Dr. Corrigan was named President in July 2016. She was named Chief Executive Officer and elected to the Board of Directors in May 2018. Dr. Corrigan earned her Ph.D. (1996) in Medical Engineering and Medical Physics and M.S. (1992) in Mechanical Engineering from the Massachusetts Institute of Technology and her B.S. in Bioengineering from the University of Pennsylvania. Prior to joining Exponent, Dr. Corrigan was a researcher in the Orthopaedic Biomechanics Laboratory at Beth Israel Hospital and Harvard Medical School. On February 9, 2021, Dr. Corrigan was elected to the National Academy of Engineering.

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

Item 1A. Risk Factors

Exponent operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control and may have a material adverse effect on our financial condition and results of operations. These uncertainties include, but are not limited to, those mentioned elsewhere in this report and those set forth below. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated.

Risks Related to Our Clients and Demand for Our Services

The effects of the COVID-19 pandemic have materially affected our operations and those of our clients. The duration and extent to which the COVID-19 pandemic will impact our future financial condition and results of operations remains uncertain.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our financial condition and results of operations due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, compliance with these measures has impacted, and will likely continue to impact, our operations.

The vast majority of our employees have been working remotely since the implementation of government measures to contain the virus. These remote working arrangements may result in inefficiencies, delays and additional costs and risks. In addition, most of our clients are also working remotely, which may delay the initiation of new projects and the execution of on-going work. Many of our litigation support projects paused due to courthouse closures and associated legal delays. Travel restrictions have delayed work that requires inspection of a site or a product that cannot be shipped. The pandemic has also negatively impacted our ability to conduct user studies.

The COVID-19 pandemic also raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our services and impact our financial condition and results of operations even after the pandemic is contained and the containment measures are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by the COVID-19 pandemic. We believe that our existing balances of cash, cash equivalents, short-term investments and cash generated from operations are sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months. However, we continue to monitor the impact of the COVID-19 pandemic on our cash flows and on the credit and financial markets.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees and clients. There can be no assurance, however, that the ultimate impact on our financial condition and results of operations will not be material. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business.

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

If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. The COVID-19 pandemic raises the possibility of an extended global economic downturn, which may impact the ability of our customers to pay for our services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with substantial accounts receivable could have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Our Operations

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

In addition to our offices in the United States, we have physical offices in the United Kingdom, Switzerland, Hong Kong, China, Singapore, Ireland, and Canada, and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; tariffs/trade disputes and other trade barriers including the United Kingdom’s decision to leave the European Union; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010; managing the risks associated with global privacy and data security laws and regulations including the General Data Protection Regulation in Europe; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; potentially adverse tax consequences; other impending legislation that could add additional risks to the business; and the COVID-19 pandemic and resulting restrictions on business activity, which vary significantly by region.

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

General Risks

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

Our cash equivalent and short-term investment portfolio as of January 1, 2021 consisted primarily of obligations of the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of January 1, 2021, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Impairment of goodwill may require us to record a significant charge to earnings.

On our balance sheet as of January 1, 2021, we have $8,607,000 of goodwill subject to periodic evaluation for impairment. Failure to achieve sufficient levels of cash flow at reporting units, the loss of key employees, changes to the scope of operations of our business or a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is required to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

Impairment of long-lived assets or restructuring activities may require us to record a significant charge to earnings.

Our long-lived assets, including our office, laboratory and warehouse space in Menlo Park, California, our test and engineering center in Phoenix, Arizona, and our office and laboratory facilities in Natick, Massachusetts, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at the asset group level could result in impairment of our long-lived assets. In addition, we have operating lease commitments for office and laboratory space. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges. The COVID-19 pandemic raises the possibility of an extended global economic downturn, which increases the risk of long-lived asset impairment charges.

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

Climate change may disrupt our business.

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

As of February 19, 2021, there were 170 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended January 1, 2021 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
October 3 to October 30	—	$—	—	$75,455
October 31 to November 27	—	$—	—	$75,455
November 28 to January 1	—	$—	—	$75,455
Total	—	$—	—

Repurchases of the Company’s common stock were affected pursuant to a repurchase program authorized by the Company’s Board of Directors. On January 31, 2019, the Company’s Board of Directors announced $75,000,000 for the repurchase of the Company’s common stock. On May 29, 2020, the Company’s Board of Directors announced an additional $45,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates.

COMPANY STOCK PRICE PERFORMANCE GRAPH

This graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2016 through 2020 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2015. Note that the historic price performance is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Part II - “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years
(In thousands, except per share data)	2020	2019	2018	2017	2016
Consolidated Statements of Income Data:

Revenues before reimbursements	$378,412	$391,390	$354,639	$329,664	$299,197
Revenues	$399,900	$417,199	$379,523	$347,799	$315,076
Operating income	$83,249	$85,111	$91,456	$72,051	$61,911
Net income	$82,552	$82,460	$72,254	$41,305	$47,480

Net income per share:
Basic	$1.58	$1.56	$1.37	$0.78	$0.90
Diluted	$1.55	$1.53	$1.33	$0.77	$0.87

Cash dividends declared per share	$0.76	$0.64	$0.52	$0.42	$0.36

Consolidated Balance Sheet Data:

Cash and cash equivalents	$197,525	$176,436	$127,059	$124,794	$114,967
Short-term investments	$45,001	$55,165	$81,495	$71,604	$58,755
Working capital	$249,524	$240,084	$228,308	$222,402	$193,808
Total assets	$580,096	$563,411	$468,936	$439,589	$403,744
Long-term liabilities	$101,290	$89,200	$56,723	$57,394	$50,162
Total stockholders’ equity	$361,498	$350,251	$313,909	$289,088	$273,346

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

Estimating the allowance for contract losses and doubtful accounts. We make estimates of our ability to collect accounts receivable and our unbilled but recognized work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us or for disputes with customers that affect our ability to fully collect our accounts receivable and unbilled work-in-process, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for contract losses and doubtful accounts taking into consideration factors such as historical write-offs, customer concentration, customer creditworthiness, current economic conditions, and aging of amounts due.

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	Percentage of Revenues for			Period to
	Fiscal Years			Period Change
	2020	2019	2018	2020 v 2019	2019 v 2018
Revenues	100.0%	100.0%	100.0%	(4.1)%	9.9%

Operating expenses:
Compensation and related expenses	62.5	60.5	56.7	(0.9)	17.3
Other operating expenses	8.1	8.0	8.1	(4.0)	9.7
Reimbursable expenses	5.4	6.2	6.6	(16.7)	3.7
General and administrative expenses	3.2	4.9	4.6	(37.2)	17.0
	79.2	79.6	76.0	(4.6)	15.3
Operating income	20.8	20.4	24.0	(2.2)	(6.9)

Other income, net	3.4	4.6	0.5	(28.3)	925.2

Income before income taxes	24.2	25.0	24.5	(7.0)	11.7

Provision for income taxes	3.6	5.2	5.5	(33.8)	3.2

Net income	20.6%	19.8%	19.0%	0.1%	14.1%

EXECUTIVE SUMMARY

Revenues for 2020 decreased 4% and revenues before reimbursements decreased 3% as compared to the prior year. The decrease in revenues before reimbursements was due to a decrease in billable hours partially offset by an increase in billing rates. Business restrictions associated with the COVID-19 pandemic caused project delays across multiple areas of our business. Our litigation support work slowed with many projects paused due to court-related delays and closures. The business restrictions associated with the COVID-19 pandemic also delayed our human participant studies. The decrease in revenues before reimbursements was also due to fiscal 2020 having one less week of activity as compared to fiscal 2019. We continued to see strength in integrity management advisory services for the utilities sector as our clients focused on power reliability, in particular due to fire safety concerns in the western United States. We also experienced growth in our chemical regulation and food safety practice as our scientists evaluated the effects of chemicals and new products on human health and the environment.

Society is raising the bar for safety, health, sustainability and reliability, and clients are increasingly seeking our interdisciplinary proactive solutions. We have been engaged by industry and government to help in the response to the coronavirus. We continue to advise clients with respect to disinfectant products and procedures, COVID-19 testing, contract tracing, and occupational health and safety. During the fourth quarter of 2020 we deployed wearable technology platforms for COVID-19 risk monitoring and mitigation for the U.S. Army and Navy.

Net income was $82,552,000 during 2020 as compared to $82,460,000 during 2019. Diluted earnings per share increased to $1.55 for 2020 as compared to $1.53 for 2019. Net income and diluted earnings per share for 2020 benefited from a decrease in our effective tax rate due to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards increased to $12,258,000 during 2020 as compared to $8,067,000 during 2019.

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

OVERVIEW OF THE YEAR ENDED JANUARY 1, 2021

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. The fiscal year ended January 1, 2021 included 52 weeks of activity. The fiscal year ended January 3, 2020 included 53 weeks of activity. The fiscal year ended December 28, 2018 included 52 weeks of activity. Fiscal 2021 is a 52 week fiscal year that will end on Friday, December 31, 2021.

During 2020, billable hours decreased 7% to 1,273,000 as compared to 1,376,000 during 2019. Our utilization decreased to 67% for 2020 as compared to 72% for 2019. Technical full-time equivalent employees increased 1% to 912 for 2020 as compared to 901 for 2019. We continue to selectively hire key talent to expand our capabilities.

FISCAL YEARS ENDED JANUARY 1, 2021, AND JANUARY 3, 2020

Revenues

(In thousands except percentages)	Fiscal Years		Percent
	2020	2019	Change
Engineering and Other Scientific	$319,346	$339,796	(6.0)%
Percentage of total revenues	79.9%	81.4%
Environmental and Health	80,554	77,403	4.1%
Percentage of total revenues	20.1%	18.6%
Total revenues	$399,900	$417,199	(4.1)%

The decrease in revenues for our Engineering and Other Scientific segment was due to a decrease in billable hours partially offset by an increase in billing rates. During 2020, billable hours for this segment decreased by 10% to 976,000 as compared to 1,084,000 during 2019. Utilization for this segment decreased to 67% for 2020 as compared to 73% for 2019. Business restrictions associated with the COVID-19 pandemic caused project delays across multiple practices within this segment. The most substantial impact was on our litigation support work with many projects paused due to court-related delays. The business restrictions associated with the COVID-19 pandemic also delayed our human participant studies. The decrease in billable hours was also due to fiscal 2020 having one less week of activity than fiscal 2019. We continued to see strength in integrity management advisory services for the utilities sector as our clients focus on power reliability, in particular due to fire safety concerns in the western United States. Technical full-time equivalent employees in this segment increased 1% to 704 during 2020 as compared to 699 for 2019.

Clients continued to seek out our expertise for proactive and reactive engagements across a broad range of industries and use cases. Our multidisciplinary battery team leveraged its experience in consumer electronics to advance energy storage for electric vehicles and medical devices. Our integrity management advisory services for the utilities industry remained strong as clients and regulators focused on power reliability and safety. Our biomedical team advised clients as they navigated evolving regulatory frameworks around the world.

The increase in revenues from our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates partially offset by fiscal 2020 having one less week of activity than fiscal 2019. During 2020, billable hours for this segment increased by 2% to 297,000 as compared to 292,000 during 2019. The increase in billable hours was due to growth in our chemical regulation & food safety practice where we expanded our proactive services. The increase in billable hours was partially offset by fiscal 2020 having one less week of activity than fiscal 2019. This segment also experienced delays in litigation related projects due to business restrictions associated with the COVID-19 pandemic. Utilization for this segment increased to 69% during 2020 as compared to 68% during 2019. Technical full-time equivalents increased 3% to 208 during 2020 as compared to 202 for 2019 due to our recruiting and retention efforts.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2020	2019	Change
Compensation and related expenses	$250,041	$252,197	(0.9)%
Percentage of total revenues	62.5%	60.5%

The decrease in compensation and related expenses during 2020 was due to a change in the value of assets associated with our deferred compensation plan and a decrease in bonus expense, partially offset by an increase in payroll expense. During 2020, deferred compensation expense decreased $4,806,000 with a corresponding decrease to other income, net, as compared to the prior year due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $8,028,000 during 2020 as compared to an increase in the value of the plan assets of $12,834,000 during 2019. During 2020, bonus expense decreased by $3,710,000 due to a corresponding decrease in the bonus pool, which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. Payroll expense increased $6,187,000 during 2020 due to the increase in technical full-time equivalent employees and the impact of our annual salary increase, partially offset by fiscal 2020 having one less week of activity than fiscal 2019. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2020	2019	Change
Other operating Expenses	$32,234	$33,562	(4.0)%
Percentage of total revenues	8.1%	8.0%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in other operating expenses was primarily due to a decrease in occupancy expense of $978,000 and a decrease in technical materials of $487,000. The decrease in occupancy expenses and technical materials were primarily due to COVID-19 pandemic-related business restrictions and fiscal 2020 having one less week of activity than fiscal 2019. We expect other operating expense to grow as we selectively add new talent and make additional investments in our corporate infrastructure.

Reimbursable Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2020	2019	Change
Reimbursable expenses	$21,488	$25,809	(16.7)%
Percentage of total revenues	5.4%	6.2%

The amount of reimbursable expenses will vary from year to year depending on the nature of our projects. The decrease during 2020 was primarily due to COVID-19 pandemic-related business and travel restrictions.

General and Administrative Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2020	2019	Change
General and administrative expenses	$12,888	$20,520	(37.2)%
Percentage of total revenues	3.2%	4.9%

The decrease in general and administrative expenses during 2020 was primarily due to decreases in travel and meals of $5,969,000 and a decrease in personnel expenses of $1,348,000. The decrease was also due to fiscal 2020 having one less week of activity than fiscal 2019. The decrease in travel and meals and personnel expenses were primarily due to COVID-19 pandemic-related business and travel restrictions. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts, and pursue staff development initiatives.

Operating Income

(In thousands except percentages)	Fiscal Years		Percent
	2020	2019	Change
Engineering and other scientific	$100,616	$110,822	(9.2)%
Environmental and health	26,728	26,589	0.5%
Total segment operating income	127,344	137,411	(7.3)%
Corporate operating expense	(44,095)	(52,300)	(15.7)%
Total operating income	$83,249	$85,111	(2.2)%

The decrease in operating income for our Engineering and Other Scientific segment during 2020 as compared to 2019 was due to a decrease in revenues. The decrease in revenues was due to a decrease in billable hours, partially offset by an increase in billing rates. Business restrictions associated with the COVID-19 pandemic caused project delays across multiple practices within this segment. The most substantial impact was on our litigation support work with many projects paused due to court-related delays. The business restrictions associated with the COVID-19 pandemic also delayed our human participant studies. The decrease in billable hours was also due to fiscal 2020 having one less week of activity than fiscal 2019. We continued to see strength in the integrity management advisory services for the utilities sector. The impact of the decrease in revenues to operating income for this segment was partially offset by a decrease in operating expenses primarily due to the business and travel restrictions associated with the COVID-19 pandemic.

The slight increase in operating income for our Environmental and Health segment during 2020 as compared to 2019 was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates, partially offset by fiscal 2020 having one less week of activity than fiscal 2019. The increase in billable hours was due to growth in our chemical regulation & food safety practice where we expanded our proactive services.

Certain operating expenses are excluded from the Company’s measure of segment operating income. These expenses include the costs associated with our human resources, finance, information technology, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with our deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in our allowance for contract losses and doubtful accounts.

The decrease in corporate operating expenses during 2020 as compared to 2019 was primarily due to a decrease in deferred compensation expense. During 2020, deferred compensation expense decreased $4,806,000, with a corresponding decrease to other income, net, as compared to the prior year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of plan assets of $8,028,000 during 2020 as compared to an increase in the value of plan assets of $12,834,000 during 2019. The decrease in corporate operating expenses was also due to a decrease in travel and meals and personnel expenses primarily due to COVID-19 pandemic-related business and travel restrictions. The decrease was also due to fiscal 2020 having one less week of activity than fiscal 2019.

Other Income

(In thousands except percentages)	Fiscal Years		Percent
	2020	2019	Change
Other income	$13,687	$19,079	(28.3)%
Percentage of total revenues	3.4%	4.6%

Other income consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The decrease in other income was primarily due to the change in value of assets associated with our deferred compensation plan and a decrease in interest income of $2,207,000, partially offset by an increase in the realized gain on foreign exchange of $1,432,000 and an increase in rental income of $210,000. During 2020, other income decreased $4,806,000 with a corresponding decrease to deferred compensation expense as compared to 2019, due to the change in value of assets associated with our deferred compensation plan. This change consisted of an increase in the value of the plan assets of $8,028,000 during 2020 as compared to an increase in the value of the plan assets of $12,834,000 during 2019. The decrease in interest income was due to lower interest rates for our cash equivalents and short-term investments. The increase in the realized gain on foreign exchange was due to an increase in the value of monetary assets denominated in non-functional currencies during 2020 and the recognition of a foreign currency exchange loss of $601,000 during 2019 associated with the divestiture of our German subsidiary.

Income Taxes

(In thousands except percentages)	Fiscal Years		Percent
	2020	2019	Change
Income taxes	$14,384	$21,730	(33.8)%
Percentage of total revenues	3.6%	5.2%
Effective tax rate	14.8%	20.9%

The decrease in our effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards and a 2019 tax charge associated with the divestiture of our German subsidiary. The excess tax benefit associated with stock-based awards increased to $12,258,000 during 2020 as compared to $8,067,000 during 2019. During 2019 we recognized a tax charge of $956,000 associated with the divestiture of our German subsidiary.

FISCAL YEARS ENDED JANUARY 3, 2020, AND DECEMBER 28, 2018

Revenues

(In thousands except percentages)	Fiscal Years		Percent
	2019	2018	Change
Engineering and Other Scientific	$339,796	$306,265	10.9%
Percentage of total revenues	81.4%	80.7%
Environmental and Health	77,403	73,258	5.7%
Percentage of total revenues	18.6%	19.3%
Total revenues	$417,199	$379,523	9.9%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During 2019, billable hours for this segment increased by 9.3% to 1,084,000 as compared to 992,000 during 2018. This segment had strong growth in its biomedical engineering, buildings & structures, construction consulting, human factors, materials & corrosion engineering, thermal sciences, and polymer science & materials chemistry practices. We continued to see strong demand from multinational companies for our scientific expertise and advice regarding their products. Safety concerns regarding energy storage systems drove increased demand for risk assessments in the consumer products, transportation, utility and medical device industries. The increase in billable hours was also due to fiscal 2019 having one additional week of activity than fiscal 2018. Utilization decreased to 73% for 2019 as compared to 75% for 2018. The decrease in utilization was due to the completion of a large human factors’ assessment in the third quarter of 2018. Technical full-time equivalents increased 9.2% to 699 for 2019 as compared to 640 for 2018 due to our recruiting and retention efforts.

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

The increase in compensation and related expenses during 2019 was due to an increase in payroll expense, an increase in bonus expense, an increase in fringe benefits, and a change in the value of assets associated with our deferred compensation plan. During 2019, payroll and fringe benefits increased $13,629,000 and $1,735,000, respectively, due to the increase in technical full-time equivalent employees, the impact of our annual salary increase, and fiscal 2019 having one additional week of activity than fiscal 2018. During 2019, bonus expense increased by $4,576,000 due to a corresponding increase in income before income taxes, before bonus expense, and before stock-based compensation. During 2019, deferred compensation expense increased $16,734,000 with a corresponding increase to other income, net, as compared with the prior year due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $12,834,000 during 2019 as compared to a decrease in the value of the plan assets of $3,900,000 during 2018.

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

Operating Income

(In thousands except percentages)	Fiscal Years		Percent
	2019	2018	Change
Engineering and other scientific	$110,822	$100,307	10.5%
Environmental and health	26,589	23,824	11.6%
Total segment operating income	137,411	124,131	10.7%
Corporate operating expense	(52,300)	(32,675)	60.1%
Total operating income	$85,111	$91,456	-6.9%

The increase in operating income for our Engineering and Other Scientific segment during 2019 as compared to 2018 was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. We continued to see strong demand for our services related to product recalls, including assignments from the consumer products and automotive industries. Proactive services continued to expand as companies sought our interdisciplinary advice throughout the product life cycle, consistent with the increased importance placed on understanding how users interact with complex technologies.

The increase in operating income for our Environmental and Health segment during 2019 as compared to 2018 was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. The increase in billable hours was due to the expansion of our chemical regulation & food safety proactive services.

Certain operating expenses are excluded from the Company's measure of segment operating income. These expenses include the costs associated with our human resources, finance, information technology, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with our deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in our allowance for contract losses and doubtful accounts.

The increase in corporate operating expenses during 2019 as compared to 2018 was primarily due to an increase in deferred compensation expense. During 2019, deferred compensation expense increased $16,734,000, with a corresponding increase to other income, net, as compared to the prior year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $12,834,000 during 2019 as compared to a decrease in the value of plan assets of $3,900,000 during 2018. The increase in corporate operating expenses was also due to an increase in travel and meals due to a firm-wide managers meeting held during 2019, an increase in stock-based compensation associated with restricted stock unit grants, and increases in expenses for our human resources, finance, information technology, and business development groups due to increases in technical full-time equivalent employees, investments in our corporate infrastructure and fiscal 2019 having one additional week of activity than fiscal 2018.

Other Income

(In thousands except percentages)	Fiscal Years		Percent
	2019	2018	Change
Engineering and other scientific	$110,822	$100,307	10.5%
Environmental and health	26,589	23,824	11.6%

Other income consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The increase in other income was primarily due to the change in value of assets associated with our deferred compensation plan and an increase in interest income, partially offset by an increase in loss on foreign exchange. During 2019, other income increased $16,734,000 with a corresponding increase to deferred compensation expense as compared to 2018. This change consisted of an increase in the value of the plan assets of $12,834,000 during 2019 as compared to a decrease in the value of the plan assets of $3,900,000 during 2018. The increase in interest income of $1,161,000 was due to higher average balances and higher interest rates for our cash equivalents and short-term investments. During 2019, we recognized a foreign currency exchange loss of $601,000 associated with the planned divestiture of our German subsidiary.

Income Taxes

(In thousands except percentages)	Fiscal Years		Percent
	2019	2018	Change
Income taxes	$21,730	$21,063	3.2%
Percentage of total revenues	5.2%	5.5%
Effective tax rate	20.9%	22.6%

The decrease in our effective tax rate was due to an increase in the excess tax benefit associated with stock-based awards partially offset by a tax charge associated with the planned divestiture of our German subsidiary. The excess tax benefit associated with stock-based awards increased to $8,067,000 during 2019 as compared to $4,154,000 during 2018. During 2019, we recognized a tax charge of $956,000 associated with the planned divestiture of our German subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$103,312	$108,059	$91,188
Investing activities	$5,024	$4,269	$(25,820)
Financing activities	$(88,355)	$(63,414)	$(62,500)

We financed our business in 2020 through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. As of January 1, 2021, our cash, cash equivalents and short-term investments were $242,526,000 as compared to $231,601,000 at January 3, 2020. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

Generally, our net cash provided by operating activities is used to fund our day-to-day operating activities. First quarter operating cash requirements are generally higher due to payment of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is cash collections from our clients. Our primary uses of cash from operating activities are for employee-related expenditures, leased facilities, taxes, and general operating expenses.

Net cash provided by operating activities was $103.3 million for 2020 as compared to $108.1 million and $91.2 million in 2019 and 2018, respectively.

During 2020, 2019 and 2018, net cash provided by/used in investing activities was primarily related to the purchase and maturity of short-term investments and capital expenditures. During 2019 we substantially completed construction of our office and laboratory facilities in Natick, Massachusetts. Total capital expenditures associated with this facility were $15.2 million during 2019. During 2018, we purchased 2.9 acres of land in Natick, Massachusetts, and started construction of our office and laboratory facilities. The total purchase price for the land was $5.2 million and our total capital expenditures during 2018 associated with the construction were $5.3 million.

The increase in net cash used in financing activities during 2020 as compared to 2019 was due to an increase in our quarterly dividend payment and an increase in repurchases of our common stock. The increase in net cash used in financing activities during 2019 as compared to 2018 was due to an increase in our quarterly dividend payment partially offset by a decrease in repurchases of our common stock.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends, procure facilities and equipment or strategically acquire professional service firms that are complementary to our business.

The following schedule summarizes our principal contractual commitments as of January 1, 2021 (in thousands):

Operating
Fiscal	lease
year	commitments
2021	6,555
2022	5,340
2023	3,672
2024	2,252
2025	1,491
Thereafter	2,973
$22,283

The above table does not reflect unrecognized tax benefits of $1,873,000, the timing of which is uncertain. Refer to “Note 7: Income Taxes” of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $83,961,000 were recorded as a long-term liability on our consolidated balance sheet at January 1, 2021. Vested amounts due under the plans of $5,016,000 were recorded as a current liability on our consolidated balance sheet at January 1, 2021. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of January 1, 2021, invested amounts under the plans of $83,731,000 were recorded as a long-term asset on our consolidated balance sheet. As of January 1, 2021, invested amounts under the plans of $5,016,000 were recorded as a current asset on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for 2020, 2019 and 2018:

(in thousands, except percentages)	Fiscal Years
	2020	2019	2018
Revenues before reimbursements	$378,412	$391,390	$354,639
EBITDA	$102,102	$107,084	$96,858
EBITDA as a % of revenues before reimbursements	27.0%	27.4%	27.3%

The decrease in EBITDA as a percentage of revenues before reimbursements for 2020 as compared to 2019 was due to a 3% decrease in revenues before reimbursements, partially offset by a 37% decrease in general and administrative expenses primarily due to the business and travel restrictions associated with the COVID-19 pandemic.

The slight increase in EBITDA as a percentage of revenues before reimbursements for 2019 as compared to 2018 was due to 10% growth in revenues before reimbursements, partially offset by a 17% increase in general and administrative expenses primarily due to a firm-wide managers’ meeting during 2020.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for 2020, 2019 and 2018:

(in thousands)	Fiscal Years
	2020	2019	2018
Net Income	$82,552	$82,460	$72,254
Add back (subtract):
Income taxes	14,384	21,730	21,063
Interest income	(1,705)	(3,912)	(2,751)
Depreciation and amortization	6,871	6,806	6,292
EBITDA	102,102	107,084	96,858
Stock-based compensation	17,278	17,466	16,993
EBITDAS	$119,380	$124,550	$113,851

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

At January 1, 2021, we had net assets of approximately $16.9 million with a functional currency of the British Pound, net assets of approximately $5.9 million with a functional currency of the Chinese Yuan, and net assets of approximately $5.5 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, China, and Hong Kong respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the re-measurement of monetary assets and liabilities. At January 1, 2021, we had net assets denominated in the non-functional currency of approximately $6.5 million.

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

Item 8. Financial Statements and Supplementary Data

See Item 15 of this Annual Report on Form 10-K for required financial statements and supplementary data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

KPMG LLP, an independent registered public accounting firm, has audited the internal control over financial reporting of Exponent, Inc., as stated in their report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance, but not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 1, 2021.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (the "Proxy Statement"). See Part 1, Item 1 of this Annual Report on Form 10-K for information regarding the executive officers of the Company.

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

The following financial statement schedule of Exponent, Inc. for the years ended January 1, 2021, January 3, 2020 and December 28, 2018 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

Page

Schedule II - Valuation and Qualifying Accounts	69

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page

(a) Exhibit Index	70

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Exponent, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of January 1, 2021 and January 3, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2021 and January 3, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended January 1, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 29, 2018 due to the adoption of FASB Accounting Standards Codification Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Collectibility of accounts receivable

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for contract losses and doubtful accounts was $4.0 million as of January 1, 2021. The Company’s accounts receivable, net was $111.6 million as of January 1, 2021 which represents 19% of total assets and 28% of revenue for the year ended January 1, 2021. As discussed in Note 1, the Company maintains allowances to estimate their ability to collect financial obligations from customers. The Company records a specific allowance in circumstances where the Company is aware of a dispute with a specific customer or a specific customer’s inability to meet its financial obligations.

We identified the assessment of the collectibility of accounts receivable as a critical audit matter. Specifically, the specific allowance is an estimate which involves assessing the likelihood of collection of a customer’s accounts receivable by considering various factors such as nature of the dispute, communications from the customer, historical collections, and number of days accounts receivables have been outstanding. Subjective auditor judgment was involved in evaluating the relevance and reliability of the evidence obtained in evaluating these factors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s assessment of the specific allowance. We investigated significant fluctuations in the specific allowance as compared to gross accounts receivable and the prior year specific allowance. For a selection of customer invoices and projects, we inquired of Company personnel to evaluate the rationale for establishing a specific allowance for certain customers and assessed the Company’s estimate of the specific customer allowance by evaluating the underlying contractual documents, historical collection trends, communications with customers, number of days accounts receivable have been outstanding, and other additional factors. We also evaluated subsequent collections occurring after the balance sheet date for the selected customer invoices and projects and considered the impact of potential subsequent events on the estimate of the specific customer allowance.

/s/ KPMG, LLP

We have served as the Company’s auditor since 1987.

San Francisco, California
February 26, 2021

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2020	2019	2018
Revenues:
Revenues before reimbursements	$378,412	$391,390	$354,639
Reimbursements	21,488	25,809	24,884
Revenues	399,900	417,199	379,523

Operating expenses:
Compensation and related expenses	250,041	252,197	215,052
Other operating expenses	32,234	33,562	30,599
Reimbursable expenses	21,488	25,809	24,884
General and administrative expenses	12,888	20,520	17,532
Total operating expenses	316,651	332,088	288,067
Operating income	83,249	85,111	91,456

Other income:
Interest income	1,705	3,912	2,751
Miscellaneous income (loss), net	11,982	15,167	(890)
Income before income taxes	96,936	104,190	93,317

Provision for income taxes	14,384	21,730	21,063
Net income	$82,552	$82,460	$72,254

Net income per share:
Basic	$1.58	$1.56	$1.37
Diluted	$1.55	$1.53	$1.33
Shares used in per share computations:
Basic	52,388	52,691	52,906
Diluted	53,323	53,884	54,168

Cash dividends declared per common share	$0.76	$0.64	$0.52

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2020	2019	2018
Net income	$82,552	$82,460	$72,254
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0, $0, and $0, respectively	65	145	(1,015)
Reclassification adjustment for currency translation adjustments on planned disposal of a subsidiary, net of tax of $0, included in miscellaneous income, net on the consolidated statement of income	—	601	—
Unrealized gain/(loss) arising during the period on investments, net of tax of $79, $(114), and $(63), respectively	(237)	347	191
Comprehensive income	$82,380	$83,553	$71,430

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)	January 1, 2021	January 3, 2020
Assets
Current assets:
Cash and cash equivalents	$197,525	$176,436
Short-term investments	45,001	55,165
Accounts receivable, net of allowance for contract losses and doubtful accounts of $3,995 and $4,295, respectively	111,565	120,138
Prepaid expenses and other current assets	12,741	12,305
Total current assets	366,832	364,044

Property, equipment and leasehold improvements, net	59,823	61,587
Operating lease right-of-use asset	19,322	23,003
Goodwill	8,607	8,607
Deferred income taxes	40,539	36,821
Deferred compensation plan assets	83,731	68,400
Other assets	1,242	949
Total assets	$580,096	$563,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,327	$18,583
Accrued payroll and employee benefits	83,194	86,723
Deferred revenues	11,800	12,710
Operating lease liability	5,987	5,944
Total current liabilities	117,308	123,960

Other liabilities	2,986	2,669
Deferred compensation plan liabilities	83,961	68,373
Operating lease liability	14,343	18,158
Total liabilities	$218,598	$213,160

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued	66	66
Additional paid-in capital	265,328	244,935
Accumulated other comprehensive income/(loss)
Investment securities, available for sale	65	302
Foreign currency translation adjustments	(1,997)	(2,062)
	(1,932)	(1,760)
Retained earnings	421,809	384,668
Treasury stock, at cost: 13,903 and 13,951 shares held, respectively	(323,773)	(277,658)
Total stockholders’ equity	361,498	350,251
Total liabilities and stockholders’ equity	$580,096	$563,411

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 29, 2017	65,707	$66	$210,230	$(2,029)	$303,990	14,169	$(223,169)	$289,088
Employee stock purchase plan	—	—	1,161	—	—	(32)	313	1,474
Amortization of unrecognized stock-based compensation	—	—	8,550	—	—	—	—	8,550
Purchase of treasury shares	—	—	—	—	—	562	(27,915)	(27,915)
Foreign currency translation adjustments	—	—	—	(1,015)	—	—	—	(1,015)
Grant of restricted stock units to settle accrued bonus	—	—	7,643	—	—	—	—	7,643
Settlement of restricted stock units	—	—	(1,107)	—	(5,892)	(491)	(1,840)	(8,839)
Unrealized gain on investments	—	—	—	191	—	—	—	191
Dividends and dividend equivalent rights	—	—	806	—	(28,328)	—	—	(27,522)
Net income	—	—	—	—	72,254	—	—	72,254
Balance at December 28, 2018	65,707	$66	$227,283	$(2,853)	$342,024	14,208	$(252,611)	$313,909
Employee stock purchase plan	—	—	1,384	—	—	(27)	284	1,668
Exercise of stock options	—	—	(141)	—	—	(166)	1,702	1,561
Amortization of unrecognized stock-based compensation	—	—	8,710	—	—	—	—	8,710
Purchase of treasury shares	—	—	—	—	—	342	(21,957)	(21,957)
Foreign currency translation adjustments	—	—	—	145	—	—	—	145
Reclassification adjustment for currency translation adjustments on planned disposal of a subsidiary	—	—	—	601	—	—	—	601
Grant of restricted stock units to settle accrued bonus	—	—	7,947	—	—	—	—	7,947
Settlement of restricted stock units	—	—	(961)	—	(5,146)	(406)	(5,076)	(11,183)
Unrealized gain on investments	—	—	—	347	—	—	—	347
Dividends and dividend equivalent rights	—	—	713	—	(34,670)	—	—	(33,957)
Net income	—	—	—	—	82,460	—	—	82,460
Balance at January 3, 2020	65,707	$66	$244,935	$(1,760)	$384,668	13,951	$(277,658)	$350,251
Employee stock purchase plan	—	—	1,536	—	—	(24)	255	1,791
Exercise of stock options	—	—	1,996	—	—	(284)	2,944	4,940
Amortization of unrecognized stock-based compensation	—	—	9,165	—	—	—	—	9,165
Purchase of treasury shares	—	—	—	—	—	636	(40,049)	(40,049)
Foreign currency translation adjustments	—	—	—	65	—	—	—	65
Grant of restricted stock units to settle accrued bonus	—	—	8,645	—	—	—	—	8,645
Settlement of restricted stock units	—	—	(1,460)	—	(4,538)	(376)	(9,265)	(15,263)
Unrealized loss on investments	—	—	—	(237)	—	—	—	(237)
Dividends and dividend equivalent rights	—	—	511	—	(40,873)	—	—	(40,362)
Net income	—	—	—	—	82,552	—	—	82,552
Balance at January 1, 2021	65,707	$66	$265,328	$(1,932)	$421,809	13,903	$(323,773)	$361,498

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$82,552	$82,460	$72,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	6,871	6,806	6,292
Amortization of premiums and accretion of discounts on short-term investments	(163)	(516)	(114)
Deferred rent expense	—	—	175
Provision for contract losses and doubtful accounts	1,849	2,224	1,848
Stock-based compensation	17,278	17,466	16,993
Deferred income tax provision	(3,639)	(2,845)	(3,715)
Changes in operating assets and liabilities:
Accounts receivable	6,724	(16,548)	2,438
Prepaid expenses and other current assets	(9,075)	(3,343)	(11,047)
Change in operating leases	(91)	205	—
Accounts payable and accrued liabilities	(2,646)	6,715	(4,620)
Accrued payroll and employee benefits	4,562	11,891	9,820
Deferred revenues	(910)	3,544	864
Net cash provided by operating activities	103,312	108,059	91,188

Cash flows from investing activities:
Capital expenditures	(4,987)	(23,038)	(16,298)
Purchase of short-term investments	(39,989)	(38,693)	(52,522)
Maturity of short-term investments	50,000	66,000	43,000
Net cash provided by/(used in) investing activities	5,024	4,269	(25,820)

Cash flows from financing activities:
Payroll taxes for restricted stock units	(15,263)	(11,183)	(8,839)
Repurchase of common stock	(40,049)	(21,957)	(27,915)
Exercise of stock-based payment awards	6,732	3,229	1,474
Dividends and dividend equivalent rights	(39,775)	(33,503)	(27,220)
Net cash used in financing activities	(88,355)	(63,414)	(62,500)

Effect of foreign currency exchange rates on cash and cash equivalents	1,108	463	(603)
Net increase in cash and cash equivalents	21,089	49,377	2,265
Cash and cash equivalents at beginning of year	176,436	127,059	124,794
Cash and cash equivalents at end of year	$197,525	$176,436	$127,059

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2020 included 52 weeks of activity and ended on January 1, 2021. Fiscal period 2019 included 53 weeks of activity and ended on January 3, 2020. Fiscal period 2018 included 52 weeks of activity and ended on December 28, 2018. Fiscal period 2021 is 52 weeks and will end on December 31, 2021.

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

Foreign Currency Translation

The Company translates the assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is included in accumulated other comprehensive income/(loss), which is reflected as a separate component of stockholders’ equity.

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

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses are determined on the specific identification method and are reflected in other income. Net unrealized gains and losses are recorded directly in accumulated other comprehensive income/(loss) except for unrealized losses that are deemed to be other-than-temporary, which are reflected in net income.

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

Allowances for Contract Losses and Doubtful Accounts

The Company maintains allowances for estimated losses resulting from the inability of customers to meet their financial obligations or for disputes that affect the Company’s ability to fully collect amounts due. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations or aware of a dispute with a specific customer, a specific allowance is recorded to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers the Company recognizes allowances for doubtful accounts based upon historical write-offs, customer concentration, customer creditworthiness, current economic conditions, aging of amounts due and changes in customer payment terms.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in 2020, 2019 or 2018.

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

The Company completed its annual assessment for all reporting units with goodwill for 2020 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly, there was no indication of impairment of goodwill for any of the Company’s reporting units and the quantitative goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in 2020, 2019 or 2018.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at January 1, 2021 and January 3, 2020.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the entire award. The Company accounts for forfeitures of stock-based awards when they occur.

Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2020	2019	2018
Shares used in basic per share computation	52,388	52,691	52,906
Effect of dilutive common stock options outstanding	333	458	403
Effect of unvested restricted stock units outstanding	602	735	859
Shares used in diluted per share computation	53,323	53,884	54,168

Common stock options to purchase 35,604 shares were excluded from the diluted per share calculation for 2020 due to their anti-dilutive effect. There were no equity awards excluded from the diluted per share calculation for 2019 and 2018.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) established Topic 326, Measurement of Credit Losses on Financial Instruments, by issuing Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of the expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost where there is a contractual right to receive cash, including, accounts receivables, loan receivables and held-to-maturity debt securities. The Company adopted ASU No. 2016-13 in the first quarter of 2020 and the impact of the adoption was not material to the Company’s consolidated financial statements.

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

Recently Accounting Pronouncements Not Yet Effective

There are no new accounting pronouncements that have significance, or potential significance, to the Company’s consolidated financial statements.

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

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Fiscal Years
	2020	2019	2018
Engineering & other scientific	61%	66%	64%
Environmental and health	19%	18%	18%
Total time and materials revenues	80%	84%	82%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Fiscal Years
	2020	2019	2018
Engineering & other scientific	19%	15%	17%
Environmental and health	1%	1%	1%
Total fixed price revenues	20%	16%	18%

Deferred revenues represent amounts billed to clients in advance of services provided. During 2020, $8,815,000 of revenues were recognized that were included in the deferred revenue balance at January 3, 2020. During 2019, $5,754,000 of revenue were recognized that were included in the deferred revenue balance at December 28, 2018. During 2018, $6,067,000 of revenues were recognized that were included in the deferred revenue balance at December 29, 2017.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third-party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $9,408,000, $14,409,000 and $23,174,000 during 2020, 2019 and 2018, respectively.

Note 3: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of January 1, 2021:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$146,083	$—	$—	$146,083

Cash equivalents:
Money market securities	51,442	—	—	51,442
Total cash equivalents	51,442	—	—	51,442
Total cash and cash equivalents	197,525	—	—	197,525

Short-term investments:
U.S. Treasury securities	44,993	8	—	45,001
Total short-term investments	44,993	8	—	45,001
Total cash, cash equivalents and short-term investments	$242,518	$8	$—	$242,526

Cash, cash equivalents and short-term investments consisted of the following as of January 3, 2020:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$135,225	$—	$—	$135,225

Cash equivalents:
Money market securities	41,211	—	—	41,211
Total cash equivalents	41,211	—	—	41,211
Total cash and cash equivalents	176,436	—	—	176,436

Short-term investments:
U.S. Treasury securities	54,841	324	—	55,165
Total short-term investments	54,841	324	—	55,165
Total cash, cash equivalents and short-term investments	$231,277	$324	$—	$231,601

Note 4: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during 2020, 2019 and 2018. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at January 1, 2021 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$51,442	$51,442	$—	$—

Fixed income available for sale securities (2)	45,001	—	45,001	—

Fixed income trading securities held in deferred compensation plan (3)	26,274	26,274	—	—

Equity trading securities held in deferred compensation plan (3)	62,473	62,473	—	—

Total	$185,190	$140,189	$45,001	$—

Liabilities
Deferred compensation plan (4)	88,977	88,977	—	—

Total	$88,977	$88,977	$—	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accounts payable and accrued liabilities and deferred compensation plan liabilities on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 3, 2020 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$41,211	$41,211	$—	$—

Fixed income available for sale securities (2)	55,165	—	55,165	—

Fixed income trading securities held in deferred compensation plan (3)	22,010	22,010	—	—

Equity trading securities held in deferred compensation plan (3)	53,924	53,924	—	—

Total	$172,310	$117,145	$55,165	$—

Liabilities
Deferred compensation plan (4)	76,357	76,357	—	—

Total	$76,357	$76,357	$—	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accounts payable and accrued liabilities and deferred compensation plan liabilities on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of January 1, 2021 and January 3, 2020 represent primarily obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 11 for additional information about the Company’s deferred compensation plan.

At January 1, 2021 all short-term fixed income securities classified as short-term investments were due to mature within one year.

At January 1, 2021 and January 3, 2020, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at January 1, 2021 but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at January 1, 2021 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during 2020, 2019 and 2018.

Note 5: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2020	2019
Property:
Land	$18,339	$18,339
Buildings	62,324	60,437
Construction in progress	650	1,133
Equipment:
Machinery and equipment	48,728	47,628
Office furniture and equipment	10,500	10,504
Leasehold improvements	13,201	13,653
	153,742	151,694
Less accumulated depreciation and amortization	93,919	90,107
Property, equipment and leasehold improvements, net	$59,823	$61,587

Depreciation and amortization for 2020, 2019 and 2018 was $6,871,000, $6,806,000 and $6,292,000, respectively.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2020	2019
Billed accounts receivable	$80,298	$85,579
Unbilled accounts receivable	35,262	38,854
Allowance for contract losses and doubtful accounts	(3,995)	(4,295)
Total accounts receivable, net	$111,565	$120,138

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2020	2019
Accounts payable	$3,279	$4,644
Accrued liabilities	13,048	13,939
Total accounts payable and other accrued liabilities	$16,327	$18,583

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2020	2019
Accrued bonuses payable	$51,126	$54,471
Accrued 401(k) contributions	9,127	8,878
Accrued vacation	13,174	10,896
Deferred compensation plan	5,016	7,984
Other accrued payroll and employee benefits	4,751	4,494
Total accrued payroll and employee benefits	$83,194	$86,723

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs. A portion of accrued bonuses payable will be settled by issuing fully vested restricted stock units. See Note 9 and Note 16 for additional information.

Note 7: Income Taxes

Income before income taxes includes income from foreign operations of $10,092,000, $8,017,000 and $8,005,000 for 2020, 2019 and 2018, respectively.

Total income tax expense for 2020, 2019 and 2018 consisted of the following:

	Fiscal Years
(In thousands)	2020	2019	2018
Current
Federal	$11,553	$16,498	$16,487
Foreign	1,873	1,523	1,624
State	4,597	6,554	6,667
	18,023	24,575	24,778
Deferred
Federal	(2,766)	(1,727)	(2,604)
State	(873)	(1,118)	(1,111)
	(3,639)	(2,845)	(3,715)
Total	$14,384	$21,730	$21,063

The Company’s effective tax rate differs from the statutory federal tax rate of 21% as shown in the following schedule:

	Fiscal Years
(In thousands)	2020	2019	2018
Tax at federal statutory rate	$20,357	$21,880	$19,597
State taxes, net of federal benefit	2,942	4,129	4,391
Divestiture of foreign subsidiary	46	956	—
Nondeductible officer compensation	907	759	—
Non-deductible expenses	118	345	335
Non-deductible stock-based compensation	(14)	2	20
Excess tax benefit from equity incentive plans	(9,725)	(6,394)	(3,310)
Difference between statutory rate and foreign effective tax rate	(486)	(341)	(217)
Other	239	394	247
Tax expense	$14,384	$21,730	$21,063

Effective tax rate	14.8%	20.9%	22.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 1, 2021 and January 3, 2020 are presented in the following schedule:

	Fiscal Years
(In thousands)	2020	2019
Deferred tax assets:
Accrued liabilities and allowances	$16,841	$15,658
Deferred compensation plan	31,619	28,463
Operating leases	5,758	6,867
Total deferred tax assets	$54,218	$50,988

Deferred tax liabilities:
State taxes	$(1,969)	$(1,624)
Deductible goodwill	(2,091)	(2,104)
Operating leases	(5,758)	(6,867)
Property, equipment and leasehold improvements	(81)	(84)
Unrealized gain of deferred compensation plan assets	(3,545)	(2,339)
Divestiture of foreign subsidiary	—	(956)
Other	(235)	(193)
Total deferred tax liabilities	(13,679)	(14,167)
Net deferred tax assets	$40,539	$36,821

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been recorded as an income tax benefit. For 2020, 2019 and 2018, the net deduction in tax payable arising from employees’ stock award activity was $12,258,000, $8,067,000 and $4,154,000, respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2017. The Company is no longer subject to California franchise tax examinations for years prior to 2016. The California Franchise Tax Board is currently examining the Company’s 2017 and 2018 returns. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 28, 2018	$1,748,000
Additions based on tax positions related to the current year	515,000
Reductions due to lapse of statute of limitations	(340,000)
Balance at January 3, 2020	$1,923,000
Additions based on tax positions related to the current year	275,000
Reductions due to lapse of statute of limitations	(325,000)
Balance at January 1, 2021	$1,873,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate by $1,514,000 in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at January 1, 2021 and January 3, 2020.

Dividends

The Company declared and paid cash dividends per share of common stock during the periods presented as follows:

	Fiscal Years
	2020
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.190	$9,913
Second Quarter	$0.190	9,801
Third Quarter	$0.190	9,808
Fourth Quarter	$0.190	9,839
		$39,361

	Fiscal Years
	2019
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.160	$8,240
Second Quarter	$0.160	8,306
Third Quarter	$0.160	8,323
Fourth Quarter	$0.160	8,280
		$33,149

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $4,538,000, $5,146,000 and $5,892,000 were recorded as a reduction to retained earnings during 2020, 2019 and 2018, respectively.

Repurchase of Common Stock

The Company repurchased 636,000 shares of its common stock for $40,049,000 during 2020. The Company repurchased 342,000 shares of its common stock for $21,957,000 during 2019. The Company repurchased 562,000 shares of its common stock for $27,915,000 during 2018. On May 29, 2020, the Board of Directors authorized $45,000,000 for the repurchase of the Company’s common stock. On January 31, 2019 the Board of Directors authorized $75,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates. As of January 1, 2021, the Company had remaining authorization under its stock repurchase plan of $75,455,000 to repurchase shares of common stock.

Note 9: Stock-Based Compensation

On May 29, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan and the 2008 Employee Stock Purchase Plan (“ESPP”). The 2008 Equity Incentive Plan and ESPP were previously adopted by the Company’s Board of Directors on April 8, 2008, subject to stockholder approval.

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan was 11,856,300 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of January 1, 2021, 1,817,364 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 1,200,000 shares of common stock. As of January 1, 2021, 362,171 shares were available for grant. Weighted average purchase prices for shares sold under the ESPP plan in 2020, 2019 and 2018 were $73.22, $60.32 and $45.26, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For 2020, 2019 and 2018, the Company recorded stock-based compensation expense associated with accrued bonus awards of $8,112,000, $8,756,000 and $8,443,000 respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $8,472,000, $8,127,000 and $7,653,000 during 2020, 2019 and 2018, respectively. The total fair value of restricted stock unit awards vested during 2020, 2019, and 2018 was $31.3 million, $25.6 million and $23.2 million, respectively. The weighted-average grant date fair values of restricted stock unit awards granted during 2020, 2019 and 2018 were $68.21, $57.08 and $40.61, respectively.

The number of unvested restricted stock unit awards outstanding as of January 1, 2021 is as follows (1):

	Number of awards outstanding	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands) (2)
Balance as of January 3, 2020	886,295	$35.16
Awards granted	273,348	68.21
Awards vested	(425,983)	38.31
Awards forfeited	(8,866)	42.65

Exercisable at January 1, 2021	724,794	$45.68	1.4	$65,253

(1)	Does not include employee stock purchase plans or stock option plans.
(2)	The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of January 1, 2021 was $90.03.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of ten years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. All stock options have dividend equivalent rights, which entitle holders of stock options to the same dividend value per share as holders of common stock. DER are subject to the same vesting terms as the corresponding stock options. DER are accumulated and paid in cash when the underlying stock options vest and are forfeited if the underlying stock options do not vest. During 2020, 2019 and 2018, the Company recorded stock-based compensation expense of $694,000, $583,000 and $897,000, respectively, associated with stock options.

Option activity is as follows (1):

	Number of shares outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance as of January 3, 2020	662,149	$26.23
Options granted	40,000	79.43
Options forfeited and expired	—	—
Options exercised	(283,755)	17.41

Balance at January 1, 2021	418,394	$37.29	6.56	$22,066

Exercisable at January 1, 2021	263,894	$29.24	5.89	$16,042

(1)	Does not include restricted stock or employee stock purchase plans.

The total intrinsic value of options exercised during 2020, 2019 and 2018 was $18,211,000, $9,651,000 and $0, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended January 1, 2021, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 1, 2021. This amount changes based on the fair-value of the Company’s stock.

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

The assumptions used to value option grants for 2020, 2019 and 2018 are as follows:

	Stock Option Plan
	Fiscal Years
	2020	2019	2018
Expected term (in years)	5.8	5.7	5.9
Risk-free interest rate	1.48%	2.52%	2.74%
Volatility	23%	23%	23%
Dividend yield	0%	0%	0%

The weighted-average grant date fair value of options granted during 2020, 2019 and 2018 were $19.73, $15.16 and $10.59, respectively.

The amount of stock-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of income for 2020, 2019 and 2018 is as follows:

	Fiscal Years
(In thousands)	2020	2019	2018
Compensation and related expenses:
Restricted stock units	$15,946	$16,320	$15,561
Stock option grants	694	583	897
Sub-total	16,640	16,903	16,458

General and administrative expenses:
Restricted stock units	638	563	535
Sub-total	638	563	535
Total stock-based compensation expense	$17,278	$17,466	$16,993

Income tax benefit	$12,258	$8,067	$4,467

As of January 1, 2021, there was $10,485,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.5 years, related to unvested restricted stock unit awards and $1,202,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.5 years, related to unvested stock options.

Note 10: Retirement Plans

The Company provides a defined contribution retirement plan for its employees whereby the Company contributes to each eligible employee’s account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first 5 years of employment and then immediately thereafter. The Company’s expenses related to this plan were $9,752,000, $9,073,000, and $8,419,000 in 2020, 2019, and 2018, respectively.

Note 11: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of January 1, 2021, and January 3, 2020, the invested amounts under the plans totaled $88,747,000 and $75,934,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to other income.

As of January 1, 2021, and January 3, 2020, vested amounts due under the plans totaled $88,977,000 and $76,357,000, respectively. Changes in the liability are recorded as adjustments to compensation expense. During 2020, 2019 and 2018, the Company recognized compensation expense/(gain) of $8,028,000, $12,834,000 and $(3,900,000), respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income.

Note 12: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s consolidated balance sheet. The Company does not have any finance leases as of January 1, 2021.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of January 1, 2021, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances but are not material.

The components of lease expense included in other operating expenses on the consolidated statement of income were as follows:

	Fiscal Year	Fiscal Year
(In thousands)	2020	2019
Operating lease cost	$6,973	$7,395
Variable lease cost	1,158	1,479
Short-term lease cost	573	405

Supplemental cash flow information related to operating leases was as follows:

	Fiscal Year	Fiscal Year
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,968	$7,522

Supplemental balance sheet information related to operating leases was as follows:

	Fiscal Year	Fiscal Year
	2020	2019
Weighted Average Remaining Lease Term	4.5 years	5.2 years
Weighted Average Discount Rate	4.2%	4.4%

Maturities of operating lease liabilities as of January 1, 2021:

Operating
(In thousands)	Leases
2021	6,555
2022	5,340
2023	3,672
2024	2,252
2025	1,491
2026	1,507
2027	1,466
Total lease payments	$22,283
Less imputed interest	(1,953)
Total lease liability	$20,330

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

Note 14: Miscellaneous Income, Net

Miscellaneous income, net, consisted of the following:

	Fiscal Years
(In thousands)	2020	2019	2018
Rental income	$3,351	$3,141	$2,823
Gain (loss) on deferred compensation investments	8,028	12,834	(3,900)
Gain (loss) on foreign exchange	592	(840)	167
Other	11	32	20
Total	$11,982	$15,167	$(890)

Note 15: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During 2020, the Company provided services representing approximately 24%, 16%, 14% and 13% to clients in the consumer products industry, energy and utilities industries, the transportation industry and the chemical industry, respectively.

No single client comprised more than 10% of the Company’s revenues during 2020 or 2019. One client comprised 12% of the Company’s revenues during 2018. No other single client comprised more than 10% of the Company’s revenues during 2018. No single client comprised more than 10% of the Company’s accounts receivable at January 1, 2021 and January 3, 2020.

Note 16: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2020	2019	2018
Cash paid during the year:
Income taxes	$20,118	$21,364	$28,636
Non-cash investing and financing activities:
Unrealized gain (loss) on investments	(237)	347	191
Vested stock unit awards granted to settle accrued bonus	8,645	7,947	7,643
Accrual for capital expenditures	602	482	1,231
Right-of-use asset obtained in exchange for operating lease obligation	2,436	29,480	-

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

Segment information is presented for selected data from the statements of income and statements of cash flows for 2020, 2019 and 2018. Segment information for selected data from the balance sheets is presented for the fiscal years ended January 1, 2021 and January 3, 2020. The Company’s CEO, the chief operating decision maker, does not review total assets in her evaluation of segment performance and capital allocation.

Revenues

	Fiscal Years
(In thousands)	2020	2019	2018
Engineering and Other Scientific	$319,346	$339,796	$306,265
Environmental and Health	80,554	77,403	73,258
Total revenues	$399,900	$417,199	$379,523

Operating Income

	Fiscal Years
(In thousands)	2020	2019	2018
Engineering and Other Scientific	$100,616	$110,822	$100,307
Environmental and Health	26,728	26,589	23,824

Total segment operating income	127,344	137,411	124,131

Corporate operating expense	(44,095)	(52,300)	(32,675)
Total operating income	$83,249	$85,111	$91,456

Certain operating expenses are excluded from the Company's measure of segment operating income. These expenses include the costs associated with the Company’s human resources, finance, information technology, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with the Company’s deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in the Company’s allowance for contract losses and doubtful accounts.

Capital Expenditures

	Fiscal Years
(In thousands)	2020	2019	2018
Engineering and Other Scientific	$2,237	$4,675	$4,528
Environmental and Health	102	104	199

Total segment capital expenditures	2,339	4,779	4,727

Corporate capital expenditures	2,768	17,511	12,654
Total capital expenditures	$5,107	$22,290	$17,381

Certain capital expenditures associated with the Company's corporate cost centers and the related depreciation are excluded from the Company's segment information. The high level of corporate capital expenditures during 2018 and 2019 was due to the land purchase and construction costs associated with the Company’s office and laboratory facilities in Natick, Massachusetts.

Depreciation and Amortization

	Fiscal Years
(In thousands)	2020	2019	2018
Engineering and Other Scientific	$4,239	$4,827	$4,435
Environmental and Health	196	206	171

Total segment depreciation and amortization	4,435	5,033	4,606

Corporate depreciation and amortization	2,436	1,773	1,686
Total depreciation and amortization	$6,871	$6,806	$6,292

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2020	2019
United States	$58,900	$60,074
Foreign Countries	923	1,513
Total	$59,823	$61,587

Revenues (1)

	Fiscal Years
(In thousands)	2020	2019	2018
United States	$353,565	$351,856	$334,422
Foreign Countries	46,335	65,343	45,101

Total	$399,900	$417,199	$379,523

(1)	Geographic revenues are allocated based on the location of the client.

Below is a breakdown of goodwill, reported by segment as of January 1, 2021 and January 3, 2020:

(In thousands)	Environmental and Health	Engineering and Other Scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for 2020, 2019 and 2018. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during 2020, 2019 and 2018.

Note 18: Subsequent Event

On February 4, 2021, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share to be paid on March 26, 2021 to all common stockholders of record as of March 12, 2021.

Comparative Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

	2020 Quarter Ended
(In thousands, except per share data)	April 3, 2020	July 3, 2020	October 2, 2020	January 1, 2021
Revenues before reimbursements	$99,720	$87,863	$93,499	$97,330
Revenues	105,953	92,045	98,663	103,239
Operating income	35,988	9,120	20,407	17,734
Income before income taxes	24,055	21,414	24,638	26,829

Net income	$26,282	$16,346	$18,084	$21,840

Net income per share
Basic	$0.50	$0.31	$0.35	$0.42
Diluted	$0.49	$0.31	$0.34	$0.41
Shares used in per share computations
Basic	52,575	52,259	52,316	52,402
Diluted	53,657	53,139	53,209	53,260

	2019 Quarter Ended
(In thousands, except per share data)	March 29, 2019	June 28, 2019	September 27, 2019	January 3, 2020
Revenues before reimbursements	$93,401	$100,263	$95,506	$102,220
Revenues	99,031	106,506	101,548	110,114
Operating income	15,754	24,823	23,184	21,350
Income before income taxes	23,322	28,851	25,211	26,806

Net income	$22,712	$20,994	$19,633	$19,121

Net income per share
Basic	$0.43	$0.40	$0.37	$0.36
Diluted	$0.42	$0.39	$0.36	$0.36
Shares used in per share computations
Basic	52,536	52,745	52,802	52,681
Diluted	53,814	53,872	54,002	53,817

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
(In thousands)	Balance at Beginning of Year	Provision Charged to Expense	Provision Charged to Revenues	Accounts Written- off Net of Recoveries	Balance at End of Year
Year Ended January 1, 2021
Allowance for bad debt	$945	$443	$—	$(509)	$879
Allowance for contract losses	$3,350	$—	$1,406	$(1,640)	$3,116

Year Ended January 3, 2020
Allowance for bad debt	$847	$484	$—	$(386)	$945
Allowance for contract losses	$3,219	$—	$1,740	$(1,609)	$3,350

Year Ended December 28, 2018
Allowance for bad debt	$917	$293	$—	$(363)	$847
Allowance for contract losses	$2,609	$—	$1,940	$(1,330)	$3,219

(1)	Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $27,000, $32,000 and $28,000 for 2020, 2019 and 2018, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Report.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K. Unless otherwise indicated all filings are under SEC File Number 000-18655:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562). (P)

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.1(iii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 28, 2015).

3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2018).

3.2(i)	Amended and Restated Bylaws of the Company, as amended and restated May 29, 2014 (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562). (P)

*4.2	Description of the Registrant’s Securities (incorporated by reference from the Company’s Annual Report on From 10-K for fiscal year ended January 1, 2021).

*10.6	Exponent, Inc. 1998 Non-Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

*10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

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

*10.24

Amendment No. 1 to Exponent, Inc. 1998 Non-Statutory Stock Option Plan dated January 29, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

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

*10.46	Executive Compensation Clawback Policy (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2016).

*10.47	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A on April 18, 2017).

*10.48	Exponent, Inc. Amended and Restated 2008 Employee Stock Purchase Plan (filed as Appendix B to the Company’s Schedule 14A on April 18, 2017).

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Indicates management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 26, 2021	By:	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Catherine Ford Corrigan	Chief Executive Officer and Director	February 26, 2021
Catherine Ford Corrigan, Ph.D.	(Principal Executive Officer)

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 26, 2021
Richard L. Schlenker, Jr.

/s/ Paul R. Johnston	Chairman of the Board of Directors	February 26, 2021
Paul R. Johnston, Ph.D.

/s/ George Brown	Director	February 26, 2021
George Brown

/s/ Carol Lindstrom	Director	February 26, 2021
Carol Lindstrom

/s/ Karen A. Richardson	Director	February 26, 2021
Karen A. Richardson

/s/ John B. Shoven	Director	February 26, 2021
John B. Shoven, Ph.D.

/s/ Debra L. Zumwalt	Director	February 26, 2021
Debra L. Zumwalt