Form 10-Q
period 2021-04-02
EXPONENT INC
filed 2021-05-07
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2021

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

As of April 30, 2021, the latest practicable date, the registrant had 52,122,879 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

April 2, 2021 and January 1, 2021

(in thousands, except par value)

(unaudited)

	April 2, 2021	January 1, 2021
Assets
Current assets:
Cash and cash equivalents	$184,521	$197,525
Short-term investments	29,999	45,001
Accounts receivable, net of allowance for contract losses and doubtful accounts of $4,481 and $3,995 at April 2, 2021 and January 1, 2021, respectively	124,211	111,565
Prepaid expenses and other current assets	14,824	12,741
Total current assets	353,555	366,832

Property, equipment and leasehold improvements, net	60,473	59,823
Operating lease right-of-use assets	18,467	19,322
Goodwill	8,607	8,607
Deferred income taxes	39,315	40,539
Deferred compensation plan assets	94,395	83,731
Other assets	2,210	1,242
Total assets	$577,022	$580,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$18,411	$16,327
Accrued payroll and employee benefits	54,490	83,194
Deferred revenues	8,906	11,800
Operating lease liabilities	6,135	5,987
Total current liabilities	87,942	117,308

Other liabilities	3,470	2,986
Deferred compensation plan liabilities	95,289	83,961
Operating lease liabilities	12,713	14,343
Total liabilities	199,414	218,598
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at April 2, 2021 and January 1, 2021	66	66
Additional paid-in capital	274,012	265,328
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	61	65
Foreign currency translation adjustments	(1,754)	(1,997)
	(1,693)	(1,932)
Retained earnings	439,717	421,809
Treasury stock, at cost; 13,584 and 13,903 shares held at April 2, 2021 and January 1, 2021, respectively	(334,494)	(323,773)
Total stockholders’ equity	377,608	361,498
Total liabilities and stockholders’ equity	$577,022	$580,096

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three Months Ended April 2, 2021 and April 3, 2020

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 2, 2021	April 3, 2020
Revenues:
Revenues before reimbursements	$109,579	$99,720
Reimbursements	6,902	6,233
Revenues	116,481	105,953
Operating expenses:
Compensation and related expenses	74,538	49,985
Other operating expenses	7,710	8,216
Reimbursable expenses	6,902	6,233
General and administrative expenses	3,273	5,531
Total operating expenses	92,423	69,965
Operating income	24,058	35,988
Other income, net:
Interest income, net	29	875
Miscellaneous income (loss), net	6,039	(12,808)
Total other income (loss), net	6,068	(11,933)
Income before income taxes	30,126	24,055
Income taxes	(722)	(2,227)
Net income	$30,848	$26,282
Net income per share:
Basic	$0.59	$0.50
Diluted	$0.58	$0.49
Shares used in per share computations:
Basic	52,536	52,575
Diluted	53,333	53,657
Cash dividends declared per common share	$0.20	$0.19

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended April 2, 2021 and April 3, 2020

(in thousands)

(unaudited)

	Three Months Ended
	April 2, 2021	April 3, 2020
Net income	$30,848	$26,282
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	243	(1,673)
Unrealized gain/(loss) on available-for-sale investment securities arising during the period, net of tax	(4)	168
Comprehensive income	$31,087	$24,777

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC
Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended April 2, 2021
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 1, 2021	65,707	$66	$265,328	$(1,932)	$421,809	13,903	$(323,773)	$361,498
Employee stock purchase plan	-	-	485	-	-	(6)	58	543
Amortization of unrecognized stock-based compensation	-	-	3,738	-	-	-	-	3,738
Foreign currency translation adjustments	-	-	-	243	-	-	-	243
Grant of restricted stock units to settle accrued bonus	-	-	7,637	-	-	-	-	7,637
Settlement of restricted stock units	-	-	(3,176)	-	(1,679)	(313)	(10,779)	(15,634)
Unrealized gain on investments	-	-	-	(4)	-	-	-	(4)
Dividends and dividend equivalent rights	-	-	-	-	(11,261)	-	-	(11,261)
Net income	-	-	-	-	30,848	-	-	30,848
Balance at April 2, 2021	65,707	$66	$274,012	$(1,693)	$439,717	13,584	$(334,494)	$377,608

	Three Months Ended April 3, 2020
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 3, 2020	65,707	$66	$244,935	$(1,760)	$384,668	13,951	$(277,658)	$350,251
Employee stock purchase plan	-	-	400	-	-	(7)	73	473
Exercise of stock options			64			(60)	608	672
Amortization of unrecognized stock-based compensation	-	-	4,095	-	-	-	-	4,095
Purchase of treasury shares						636	(40,049)	(40,049)
Foreign currency translation adjustments	-	-	-	(1,673)	-	-	-	(1,673)
Grant of restricted stock units to settle accrued bonus	-	-	8,645	-	-	-	-	8,645
Settlement of restricted stock units	-	-	(1,261)	-	(4,538)	(359)	(9,313)	(15,112)
Unrealized gain on investments	-	-	-	168	-	-	-	168
Dividends and dividend equivalent rights	-	-	511	-	(10,766)	-	-	(10,255)
Net income	-	-	-	-	26,282	-	-	26,282
Balance at April 3, 2020	65,707	$66	$257,389	$(3,265)	$395,646	14,161	$(326,339)	$323,497

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 2, 2021 and April 3, 2020

(in thousands)

(unaudited)

	Three Months Ended
	April 2, 2021	April 3, 2020
Cash flows from operating activities:
Net income	$30,848	$26,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,656	1,786
Amortization of premiums and accretion of discounts on short-term investments	(7)	(60)
Provision for contract losses and doubtful accounts	645	2,383
Stock-based compensation	6,282	6,138
Deferred income tax provision	1,226	1,614
Changes in operating assets and liabilities:
Accounts receivable	(13,291)	(9,457)
Prepaid expenses and other current assets	(8,142)	(12,561)
Change in operating leases	(627)	(707)
Accounts payable and accrued liabilities	3,451	(4,110)
Accrued payroll and employee benefits	(17,862)	(24,117)
Deferred revenues	(2,894)	(1,026)
Net cash provided by (used in) operating activities	1,285	(13,835)
Cash flows from investing activities:
Capital expenditures	(2,515)	(1,293)
Purchase of short-term investments	(9,997)	-
Maturity of short-term investments	25,000	9,000
Net cash provided by investing activities	12,488	7,707
Cash flows from financing activities:
Payroll taxes for restricted stock units	(15,634)	(15,112)
Repurchase of common stock	-	(40,049)
Exercise of stock-based payment awards	543	1,145
Dividends and dividend equivalents rights	(11,935)	(10,308)
Net cash used in financing activities	(27,026)	(64,324)
Effect of foreign currency exchange rates on cash and cash equivalents	249	(390)
Net decrease in cash and cash equivalents	(13,004)	(70,842)
Cash and cash equivalents at beginning of period	197,525	176,436
Cash and cash equivalents at end of period	$184,521	$105,594

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended April 2, 2021 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021, which was filed with the U.S. Securities and Exchange Commission on February 26, 2021.

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

The following table discloses the percentage of the Company’s revenue generated from time and materials contracts:

	Three Months Ended
	April 2, 2021	April 3, 2020
Engineering & other scientific	61%	66%
Environmental and health	18%	19%
Total time and materials revenues	79%	85%

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

The following table discloses the percentage of the Company’s revenue generated from fixed price contracts:

	Three Months Ended
	April 2, 2021	April 3, 2020
Engineering & other scientific	20%	14%
Environmental and health	1%	1%
Total fixed price revenues	21%	15%

Deferred revenues represent amounts billed to clients in advance of services provided. During the first quarter of 2021, $6,015,000 of revenues were recognized that were included in the deferred revenue balance at January 1, 2021. During the first quarter of 2020, $4,791,000 of revenues were recognized that were included in the deferred revenue balance at January 3, 2020.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $3,644,000 and $3,781,000 during the first quarter of 2021 and 2020, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three months ended April 2, 2021 and April 3, 2020. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at April 2, 2021 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$71,569	$71,569	$-	$-
Fixed income available-for-sale securities (2)	29,999	-	29,999	-
Fixed income trading securities held in deferred compensation plan (3)	30,559	30,559	-	-
Equity trading securities held in deferred compensation plan (3)	71,135	71,135	-	-
Total	$203,262	$173,263	$29,999	$-
Liabilities
Deferred compensation plan (4)	102,488	102,488	-	-
Total	$102,488	$102,488	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 1, 2021 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$51,442	$51,442	$-	$-
Fixed income available for sale securities (2)	45,001	-	45,001	-
Fixed income trading securities held in deferred compensation plan (3)	26,274	26,274	-	-
Equity trading securities held in deferred compensation plan (3)	62,473	62,473	-	-
Total	$185,190	$140,189	$45,001	$-
Liabilities
Deferred compensation plan (4)	88,977	88,977	-	-
Total	$88,977	$88,977	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of April 2, 2021 and January 1, 2021 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of April 2, 2021 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$112,952	$-	$-	$112,952
Cash equivalents:
Money market securities	71,569	-	-	71,569
Total cash equivalents	71,569	-	-	71,569
Total cash and cash equivalents	184,521	-	-	184,521
Short-term investments:
U.S. Treasury and agency securities	29,997	2		29,999
Total short-term investments	29,997	2	-	29,999
Total cash, cash equivalents and short-term investments	$214,518	$2	$-	$214,520

Cash, cash equivalents and short-term investments consisted of the following as of January 1, 2021 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$146,083	$-	$-	$146,083
Cash equivalents:
Money market securities	51,442	-	-	51,442
Total cash equivalents	51,442	-	-	51,442
Total cash and cash equivalents	197,525	-	-	197,525
Short-term investments:
U.S. Treasury and agency securities	44,993	8		45,001
Total short-term investments	44,993	8	-	45,001
Total cash, cash equivalents and short-term investments	$242,518	$8	$-	$242,526

At April 2, 2021 the stated effective maturities of all short-term fixed income securities classified as short-term investments were due within one year.

At April 2, 2021 and January 1, 2021, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at April 2, 2021 and January 1, 2021 but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at April 2, 2021 and January 1, 2021 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three months ended April 2, 2021 and April 3, 2020.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	April 2, 2021	April 3, 2020
Shares used in basic per share computation	52,536	52,575
Effect of dilutive common stock options outstanding	236	379
Effect of dilutive restricted stock units outstanding	561	703
Shares used in diluted per share computation	53,333	53,657

Common stock options to purchase 18,742 shares and 22,418 shares were excluded from the diluted per share calculation for the three months ended April 2, 2021 and April 3, 2020, respectively, due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,544,000 and $2,043,000 during the three months ended April 2, 2021 and April 3, 2020, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,562,000 and $3,927,000 during the three months ended April 2, 2021 and April 3, 2020, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $176,000 and $168,000 during the three months ended April 2, 2021 and April 3, 2020, respectively.

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

Note 6:  Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of April 2, 2021, and January 1, 2021, the invested amounts under the plans totaled $101,694,000 and $88,747,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income (loss), net.

As of April 2, 2021, and January 1, 2021, vested amounts due under the plans totaled $102,488,000 and $88,977,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended April 2, 2021, the Company recognized additional compensation expense of $5,579,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income (loss), net. During the three months ended April 3, 2020 the Company recognized a reduction to compensation expense of $(14,622,000) as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (loss), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	April 2, 2021	April 3, 2020
Cash paid during period:
Income taxes	$381	$1,231
Non-cash investing and financing activities:
Unrealized (loss)/gain on short-term investments	$(4)	$168
Vested stock unit awards issued to settle accrued bonuses	$7,637	$8,645
Accrual for capital expenditures	$393	$229
Right-of-use asset obtained in exchange for operating lease obligations	$573	$-

Note 8: Accounts Receivable, Net

At April 2, 2021 and January 1, 2021, accounts receivable, net, was comprised of the following:

	April 2,	January 1,
(In thousands)	2021	2021
Billed accounts receivable	$78,805	$80,298
Unbilled accounts receivable	49,887	35,262
Allowance for contract losses and doubtful accounts	(4,481)	(3,995)
Total accounts receivable, net	$124,211	$111,565

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows (in thousands):

Balance at January 1, 2021	$3,995
Provision for contract losses and doubtful accounts	645
Write-offs	(159)
Balance at April 2, 2021	$4,481

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

Segment information for the three months ended April 2, 2021 and April 3, 2020 follows:

Revenues

	Three Months Ended
(In thousands)	April 2, 2021	April 3, 2020
Engineering and Other Scientific	$93,609	$84,887
Environmental and Health	22,872	21,066
Total revenues	$116,481	$105,953

Operating Income

	Three Months Ended
(In thousands)	April 2, 2021	April 3, 2020
Engineering and Other Scientific	$34,057	$26,641
Environmental and Health	7,918	7,253
Total segment operating income	41,975	33,894
Corporate operating expense	(17,917)	2,094
Total operating income	$24,058	$35,988

Certain operating expenses are excluded from the Company’s measure of segment operating income. These expenses include costs associated with its human resources, finance, information technology, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with its deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in its allowance for contract losses and doubtful accounts.

Capital Expenditures

	Three Months Ended
(In thousands)	April 2, 2021	April 3, 2020
Engineering and Other Scientific	$604	$566
Environmental and Health	49	62
Total segment capital expenditures	653	628
Corporate capital expenditures	1,653	411
Total capital expenditures	$2,306	$1,039

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information. The high level of corporate capital expenditures during the three months ended April 2, 2021 was due to construction costs associated with the Company’s office and laboratory facilities in Natick, Massachusetts.

Depreciation and Amortization

	Three Months Ended
(In thousands)	April 2, 2021	April 3, 2020
Engineering and Other Scientific	$1,010	$1,137
Environmental and Health	46	47
Total segment depreciation and amortization	1,056	1,184
Corporate depreciation and amortization	600	602
Total depreciation and amortization	$1,656	$1,786

One client comprised 10% of the Company’s revenues during the three months ended April 2, 2021. No other single client comprised more than 10% of the Company’s revenues during the three months ended April 2, 2021. No single client comprised more than 10% of the Company’s revenues at April 3, 2020.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease ROU assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of April 2, 2021.

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

The Company leases office, laboratory, and storage space in 13 states and the District of Columbia, as well as in China, Hong Kong, Singapore, Switzerland, and the United Kingdom. Leases for these office, laboratory, and storage facilities have terms generally ranging between one and ten years. Some of these leases include options to extend or terminate the lease, none of which are currently included in the lease term as the Company has determined that exercise of these options is not reasonably certain.

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of April 2, 2021, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $791,000 and $991,000 was included in other income for the three months ended April 2, 2021 and April 3, 2020, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statement of income were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	April 2, 2021	April 3, 2020
Operating lease cost	$1,638	$1,778
Variable lease cost	292	290
Short-term lease cost	146	125

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended	Three Months Ended
(In thousands)	April 2, 2021	April 3, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,279	$2,434

Supplemental balance sheet information related to operating leases was as follows:

	April 2, 2021	April 3, 2020
Weighted Average Remaining Lease Term	4.2 years	5.0 years
Weighted Average Discount Rate	4.1%	4.4%

Maturities of operating lease liabilities as of April 2, 2021:

(In thousands)	Operating Leases
2021 (excluding the three months ended April 2, 2021)	4,658
2022	5,748
2023	3,957
2024	2,304
2025	1,543
2026	1,507
2027	1,466
Total lease payments	$21,183
Less imputed interest	(2,335)
Total lease liability	$18,848

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

Note 12: Subsequent Events

On April 29, 2021, the Company’s Board of Directors announced a cash dividend of $0.20 per share of the Company’s common stock, payable June 25, 2021, to stockholders of record as of June 11, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2021, which are contained in our fiscal 2020 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 26, 2021 (our “2020 Annual Report”).

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the three months ended April 2, 2021, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter 2021 increased 10% to $116,481,000 as compared to $105,953,000 during the same period last year. Revenues before reimbursements for the first quarter of 2021 increased 10% to $109,579,000 as compared to $99,720,000 during the same period last year.

During the first quarter of 2021, our results were bolstered by increased activity in human participant studies and litigation projects. We are initiating new projects daily, and at the same time are gradually reengaging on projects that were paused due to coronavirus restrictions and court closures. The pandemic has altered many aspects of our lives, but one trend that has not abated is the growing complexity of our world. We continue to leverage our expertise to understand and enhance human-machine interactions for technologies including wearables, medical devices and advanced vehicles. We advised industry and governments on their most pressing engineering and scientific challenges as society continues to raise expectations for safety, health, sustainability and reliability. These long-term trends that existed prior to the pandemic are now only strengthening, driving increased demand for our services. We continued our work related to physiological monitoring through wearable technology platforms for the U.S. Army and Navy and expanded the engagement to include a coordinated effort in the Department of Defense. We are uniquely positioned to advise clients as they leverage technology to improve human health and enhance human performance.

Net income increased 17% to $30,848,000 during the first quarter of 2021 as compared to $26,282,000 during the same period last year. Diluted earnings per share increased to $0.58 per share as compared to $0.49 in the same period last year. The increases in net income and diluted earnings per share were primarily due to the 10% increase in revenues before reimbursements and decreases in other operating expenses and general and administrative expenses.

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

COVID-19 Update

We responded quickly and carefully to address the unprecedented challenges created by the pandemic. We have successfully adapted and will continue to evolve our business development, recruiting and operational approaches, yielding benefits both during and after this crisis. We have accelerated our sharing of in-depth scientific and regulatory knowledge through webinars and thought leadership pieces, which has fostered new client relationships and projects. We have shifted all recruiting activities online, allowing us to reach a more geographically expansive set of candidates. The health and safety of our team remain top priorities, and therefore we have leveraged our internal expertise to establish protocols that allow us to safely continue laboratory activities and human participant studies. Our business continuity plan and robust infrastructure have empowered productive remote work, and employees continue to work from home unless they are performing laboratory testing or inspections. Our leadership team has responded with enhanced internal communications to encourage increased connectivity across the firm.

We are pleased that the Company has been able to address the majority of our clients’ needs with a mostly remote workforce. The relaxation of business restrictions in June of 2020 allowed us to resume laboratory testing, inspections, and human participant studies for clients in non-essential industries. Field inspections of sites and products have increased due to lifting of travel restrictions.

We are pleased to be sharing our scientific and regulatory knowledge on health and safety issues related to the novel coronavirus through webinars and thought leadership pieces. We continue to advise clients with respect to COVID-19 testing, contract tracing, and occupational health and safety.

Overview of the Three Months Ended April 2, 2021

During the first quarter of 2021 billable hours increased 2% to 356,000 as compared to 348,000 during the same period last year. Our utilization increased to 76% during the first quarter of 2021 as compared to 71% during the same period last year. Technical full-time equivalent employees decreased 3% to 906 during the first quarter of 2021 as compared to 938 during the same period last year. The decrease in technical full-time equivalent employees was due to the divestiture of our German subsidiary in April of 2020. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended April 2, 2021 compared to Three Months Ended April 3, 2020

Revenues

	Three Months Ended
(in thousands, except percentages)	April 2, 2021	April 3, 2020	Percent Change
Engineering and Other Scientific	$93,609	$84,887	10.3%
Percentage of total revenues	80.4%	80.1%
Environmental and Health	22,872	21,066	8.6%
Percentage of total revenues	19.6%	19.9%
Total revenues	$116,481	$105,953	9.9%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first quarter of 2021, billable hours for this segment increased by 2% to 276,000 as compared to 271,000 during the same period last year. Utilization for this segment increased to 77% during the first quarter of 2021 as compared to 71% during the same period last year. The increase in billable hours and utilization was driven by strong demand for our proactive and reactive services across a broad range of industries and use cases. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels. Technical full-time equivalent employees in this segment decreased 5% to 692 during the first quarter of 2021 as compared to 731 for the same period last year. The decrease in technical full-time equivalent employees was due to the divestiture of our German subsidiary in April of 2020.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the first quarter of 2021, billable hours for this segment increased by 4% to 80,000 as compared to 77,000 during the same period last year. Utilization in this segment increased to 73% during the first quarter of 2021 as compared to 72% during the same period last year. The increase in billable hours and utilization was due to growth in our chemical regulation and food safety practice, where our scientists evaluated the effects of chemicals and new products on human health and the environment. This segment also benefitted from increased activity in litigation related projects and support of human participant studies. Technical full-time equivalent employees in this segment increased 3% to 214 during the first quarter of 2021 as compared to 207 during the same period last year due to our recruiting and retention efforts.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	April 2, 2021	April 3, 2020	Percent Change
Compensation and related expenses	$74,538	$49,985	49.1%
Percentage of total revenues	64.0%	47.2%

The increase in compensation and related expenses during the first quarter of 2021 was due to a change in the value of assets associated with our deferred compensation plan, an increase in payroll expense and an increase in bonus expense. During the first quarter of 2021, deferred compensation expense increased by $20,201,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $5,579,000 during the first quarter of 2021 as compared to a decrease in the value of plan assets of $14,622,000 during the same period last year. Payroll expense increased by $1,022,000 during the first quarter of 2021 due to the impact of our annual salary adjustments partially offset by a decrease in technical full-time equivalent employees. During the first quarter of 2021 bonus expense increased by $3,781,000 due to a corresponding increase in income before income taxes, before bonus expense, and before stock-based compensation. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	April 2, 2021	April 3, 2020	Percent Change
Other operating expenses	$7,710	$8,216	-6.2%
Percentage of total revenues	6.6%	7.8%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The decrease in other operating expenses during the first quarter of 2021 was primarily due to a decrease in occupancy expense of $307,000 and a decrease in office expenses of $212,000. The decreases in occupancy and office expenses were primarily due to COVID-19 pandemic related business restrictions. We expect other operating expenses to grow as we selectively add new talent, make investments in our corporate infrastructure, and transition our workforce back to our offices as COVID-19 pandemic related business restrictions are lifted.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	April 2, 2021	April 3, 2020	Percent Change
Reimbursable expenses	$6,902	$6,233	10.7%
Percentage of total revenues	5.9%	5.9%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	April 2, 2021	April 3, 2020	Percent Change
General and administrative expenses	$3,273	$5,531	-40.8%
Percentage of total revenues	2.8%	5.2%

The decrease in general and administrative expenses was primarily due to a decrease in bad debt expense of $1,366,000 and a decrease in travel and meals of $853,000. The decrease in bad debt was due to additional reserves we booked to our allowance for doubtful accounts during the first quarter of 2020 as a result of the economic uncertainty associated with the COVID-19 pandemic. The decrease in travel and meals was due to the travel restrictions put in place due to the COVID-19 pandemic. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development and staff development initiatives, and increase travel and meal expenses as COVID-19 pandemic related business restrictions are lifted.

Operating Income

	Three Months Ended
(In thousands)	April 2, 2021	April 3, 2020	Percent Change
Engineering and Other Scientific	$34,057	$26,641	27.8%
Environmental and Health	7,918	7,253	9.2%
Total segment operating income	41,975	33,894	23.8%
Corporate operating expense	(17,917)	2,094	955.6%
Total operating income	$24,058	$35,988	-33.1%

The increase in operating income for our Engineering and Other Scientific segment during the first quarter of 2021 as compared to the same period last year was due to an increase in revenues. The increase in revenues was driven by strong demand for our proactive and reactive services across a broad range of industries and use cases. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels.

The increase in operating income for our Environmental and Health segment during the first quarter of 2021 as compared to the same period last year was due to an increase in revenues. The increase in revenues was due to growth in our chemical regulation and food safety practice, where our scientists evaluated the effects of chemicals and new products on human health and the environment. This segment also benefitted from increased activity in litigation related projects and support of human participant studies.

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

The increase in corporate operating expenses during the first quarter of 2021 as compared to the same period last year was primarily due to an increase in deferred compensation expense. During the first quarter of 2021, deferred compensation expense increased $20,201,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $5,579,000 during the first quarter of 2021 as compared to a decrease in the value of plan assets of $14,622,000 during the same period last year.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	April 2, 2021	April 3, 2020	Percent Change
Other income, net	$6,068	$(11,933)	-150.9%
Percentage of total revenues	5.2%	-11.3%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by a change in the realized gain/loss on foreign exchange and a decrease in interest income of $846,000. During the first quarter of 2021, other income, net, increased by $20,201,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $5,579,000 during the first quarter of 2021 as compared to a decrease in the value of the plan assets of $14,622,000 during the same period last year. During the first quarter of 2021, other income, net, decreased by $1,155,000 as compared to the same period last year due to a change in the realized gain/loss on foreign exchange. This decrease consisted of a realized loss on foreign exchange of $334,000 during the first quarter of 2021 as compared to a realized gain on foreign exchange of $821,000 during the first quarter of 2020. The decrease in interest income was due to lower interest rates for our cash equivalents and short-term investments.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	April 2, 2021	April 3, 2020	Percent Change
Income taxes	$(722)	$(2,227)	-67.6%
Percentage of total revenues	-0.6%	-2.1%
Effective tax rate	-2.4%	-9.3%

The excess tax benefit associated with stock-based awards was $8,782,000 during the first quarter of 2021 as compared to $8,772,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 26.8% during the first quarter of 2021 as compared to 27.2% during the same period last year.

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

	Three Months Ended
(in thousands)	April 2, 2021	April 3, 2020
Net cash provided by (used in) operating activities	$1,285	$(13,835)
Net cash provided by investing activities	12,488	7,707
Net cash used in financing activities	(27,026)	(64,324)

We financed our business during the first three months of 2021 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of April 2, 2021, our cash, cash equivalents and short-term investments were $214,520,000 as compared to $242,526,000 at January 1, 2021.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is collections from our clients. Our primary uses of cash from operating activities are for employee related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel. The increase in net cash provided by operating activities during the first three months of 2021, as compared to the same period last year, was due to an increase in net income and changes in operating assets and liabilities.

The increase in net cash provided by investing activities during the first three months of 2021, as compared to the same period last year, was due to an increase in the maturity of short-term investments, partially offset by an increase in the purchase of short-term investments.

The decrease in net cash used in financing activities during the first three months of 2021, as compared to the same period last year, was due to a decrease in repurchases of our common stock.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase shares of common stock under our stock repurchase programs, pay dividends, or strategically acquire professional service firms that are complementary to our business.

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2020 Annual Report. There have been no material changes in our contractual obligations since January 1, 2021.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $95,289,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at April 2, 2021. Vested amounts due under the plan of $7,199,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at April 2, 2021. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of April 2, 2021, invested amounts under the plan of $94,395,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of April 2, 2021, invested amounts under the plan of $7,299,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended April 2, 2021 and April 3, 2020:

	Three Months Ended
(in thousands, except percentages)	April 2, 2021	April 3, 2020
Revenues before reimbursements	$109,579	$99,720
EBITDA	$31,753	$24,966
EBITDA as a % of revenues before reimbursements	29.0%	25.0%

The increase in EBITDA as a percentage of revenues before reimbursements during the first quarter of 2021 as compared to the same period last year was primarily due to 10% growth in revenues before reimbursements and decreases in other operating expenses and general and administrative expenses. The increase in revenues was due to increased activity in human participant studies and litigation projects. The decreases in other operating expenses and general and administrative expenses were primarily due to the business and travel restrictions associated with the COVID-19 pandemic. We expect other operating expenses and general and administrative expenses to increase as COVID-19 pandemic related business restrictions are lifted

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended April 2, 2021:

	Three Months Ended
(in thousands)	April 2, 2021	April 3, 2020
Net income	$30,848	$26,282
Add back (subtract):
Income taxes	(722)	(2,227)
Interest income, net	(29)	(875)
Depreciation and amortization	1,656	1,786
EBITDA	31,753	24,966
Stock-based compensation	6,282	6,138
EBITDAS	$38,035	$31,104

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

At April 2, 2021, we had net assets of approximately $17.9 million with a functional currency of the British Pound, net assets of approximately $6.1 million with a functional currency of the Chinese Yuan, and net assets of approximately $4.8 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, China, and Hong Kong respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At April 2, 2021, we had net assets denominated in the non-functional currency of approximately $8.0 million.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of April 2, 2021, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended April 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended April 2, 2021 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
January 2 to January 29	-	$-	-	$75,455
January 30 to February 26	-	-	-	75,455
February 27 to April 2	-	-	-	75,455
Total	-	$-	-	$75,455

Repurchases of the Company’s common stock were affected pursuant to a repurchase program authorized by the Company’s Board of Directors. On January 31, 2019, the Company’s Board of Directors announced $75,000,000 for the repurchase of the Company’s common stock. On May 29, 2020, the Company’s Board of Directors announced an additional $45,000,000 for repurchase of the Company’s stock. These repurchase programs have no expiration dates.

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

Date: May 7, 2021
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer