Form 10-Q
period 2021-07-02
EXPONENT INC
filed 2021-08-06
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2021

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

As of July 30, 2021, the latest practicable date, the registrant had 52,058,748 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

July 2, 2021 and January 1, 2021

(in thousands, except par value)

(unaudited)

	July 2, 2021	January 1, 2021
Assets
Current assets:
Cash and cash equivalents	$239,953	$197,525
Short-term investments	-	45,001
Accounts receivable, net of allowance for contract losses and doubtful accounts of $4,645 and $3,995 at July 2, 2021 and January 1, 2021, respectively	142,743	111,565
Prepaid expenses and other current assets	15,113	12,741
Total current assets	397,809	366,832
Property, equipment and leasehold improvements, net	60,329	59,823
Operating lease right-of-use assets	17,024	19,322
Goodwill	8,607	8,607
Deferred income taxes	41,090	40,539
Deferred compensation plan assets	92,328	83,731
Other assets	1,684	1,242
Total assets	$618,871	$580,096
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$26,973	$16,327
Accrued payroll and employee benefits	79,050	83,194
Deferred revenues	10,984	11,800
Operating lease liabilities	5,959	5,987
Total current liabilities	122,966	117,308
Other liabilities	3,122	2,986
Deferred compensation plan liabilities	93,483	83,961
Operating lease liabilities	11,533	14,343
Total liabilities	231,104	218,598
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at July 2, 2021 and January 1, 2021	66	66
Additional paid-in capital	276,281	265,328
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	-	65
Foreign currency translation adjustments	(1,786)	(1,997)
	(1,786)	(1,932)
Retained earnings	454,583	421,809
Treasury stock, at cost; 13,648 and 13,903 shares held at July 2, 2021 and January 1, 2021, respectively	(341,377)	(323,773)
Total stockholders’ equity	387,767	361,498
Total liabilities and stockholders’ equity	$618,871	$580,096

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended July 2, 2021 and July 3, 2020

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Revenues:
Revenues before reimbursements	$112,468	$87,863	$222,047	$187,583
Reimbursements	7,409	4,182	14,311	10,415
Revenues	119,877	92,045	236,358	197,998
Operating expenses:
Compensation and related expenses	71,815	68,137	146,353	118,122
Other operating expenses	8,121	7,681	15,831	15,897
Reimbursable expenses	7,409	4,182	14,311	10,415
General and administrative expenses	3,160	2,925	6,433	8,456
Total operating expenses	90,505	82,925	182,928	152,890
Operating income	29,372	9,120	53,430	45,108
Other income, net:
Interest income, net	12	305	41	1,180
Miscellaneous income (expense), net	5,283	11,989	11,322	(819)
Total other income, net	5,295	12,294	11,363	361
Income before income taxes	34,667	21,414	64,793	45,469
Income taxes	9,267	5,068	8,545	2,841
Net income	$25,400	$16,346	$56,248	$42,628
Net income per share:
Basic	$0.48	$0.31	$1.07	$0.81
Diluted	$0.48	$0.31	$1.06	$0.80
Shares used in per share computations:
Basic	52,637	52,259	52,587	52,417
Diluted	53,285	53,139	53,313	53,404
Cash dividends declared per common share	$0.20	$0.19	$0.40	$0.38

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended July 2, 2021 and July 3, 2020

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net income	$25,400	$16,346	$56,248	$42,628
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(32)	71	211	(1,602)
Unrealized losses on available- for-sale investment securities arising during the period, net of tax	(61)	(211)	(65)	(43)
Comprehensive income	$25,307	$16,206	$56,394	$40,983

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three and Six Months Ended July 2, 2021
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 1, 2021	65,707	$66	$265,328	$(1,932)	$421,809	13,903	$(323,773)	$361,498
Employee stock purchase plan	-	-	485	-	-	(6)	58	543
Amortization of unrecognized stock-based compensation	-	-	3,738	-	-	-	-	3,738
Foreign currency translation adjustments	-	-	-	243	-	-	-	243
Grant of restricted stock units to settle accrued bonus	-	-	7,637	-	-	-	-	7,637
Settlement of restricted stock units	-	-	(3,176)	-	(1,679)	(313)	(10,779)	(15,634)
Unrealized gain on investments	-	-	-	(4)	-	-	-	(4)
Dividends and dividend equivalent rights	-	-	-	-	(11,261)	-	-	(11,261)
Net income	-	-	-	-	30,848	-	-	30,848
Balance at April 2, 2021	65,707	$66	$274,012	$(1,693)	$439,717	13,584	$(334,494)	$377,608
Employee stock purchase plan	-	-	424	-	-	(6)	56	480
Amortization of unrecognized stock-based compensation	-	-	1,938	-	-	-	-	1,938
Purchase of treasury stock	-	-	-	-	-	79	(7,000)	(7,000)
Foreign currency translation adjustments	-	-	-	(32)	-	-	-	(32)
Settlement of restricted stock units	-	-	(93)	-	-	(9)	61	(32)
Unrealized loss on investments	-	-	-	(61)	61	-	-	-
Dividends and dividend equivalent rights	-	-	-	-	(10,595)	-	-	(10,595)
Net income	-	-	-	-	25,400	-	-	25,400
Balance at July 2, 2021	65,707	$66	$276,281	$(1,786)	$454,583	13,648	$(341,377)	$387,767
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three and Six Months Ended July 3, 2020
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 3, 2020	65,707	$66	$244,935	$(1,760)	$384,668	13,951	$(277,658)	$350,251
Employee stock purchase plan	-	-	400	-	-	(7)	73	473
Exercise of stock options	-	-	64	-	-	(60)	608	672
Amortization of unrecognized stock-based compensation	-	-	4,095	-	-	-	-	4,095
Purchase of treasury stock	-	-	-	-	-	636	(40,049)	(40,049)
Foreign currency translation adjustments	-	-	-	(1,673)	-	-	-	(1,673)
Grant of restricted stock units to settle accrued bonus	-	-	8,645	-	-	-	-	8,645
Settlement of restricted stock units	-	-	(1,261)	-	(4,538)	(359)	(9,313)	(15,112)
Unrealized gain on investments	-	-	-	168	-	-	-	168
Dividends and dividend equivalent rights	-	-	511	-	(10,766)	-	-	(10,255)
Net income	-	-	-	-	26,282	-	-	26,282
Balance at April 3, 2020	65,707	$66	$257,389	$(3,265)	$395,646	14,161	$(326,339)	$323,497
Employee stock purchase plan	-	-	374	-	-	(6)	58	432
Exercise of stock options	-	-	390	-	-	(54)	566	956
Amortization of unrecognized stock-based compensation	-	-	1,663	-	-	-	-	1,663
Foreign currency translation adjustments	-	-	-	71	-	-	-	71
Settlement of restricted stock units	-	-	(199)	-	-	(17)	48	(151)
Unrealized gain on investments	-	-	-	(211)	-	-	-	(211)
Dividends and dividend equivalent rights	-	-	-	-	(10,036)	-	-	(10,036)
Net income	-	-	-	-	16,346	-	-	16,346
Balance at July 3, 2020	65,707	$66	$259,617	$(3,405)	$401,956	14,084	$(325,667)	$332,567

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 2, 2021 and July 3, 2020

(in thousands)

(unaudited)

	Six Months Ended
	July 2, 2021	July 3, 2020
Cash flows from operating activities:
Net income	$56,248	$42,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,298	3,487
Amortization of premiums and accretion of discounts on short-term investments	(10)	(112)
Provision for contract losses and doubtful accounts	932	2,817
Stock-based compensation	10,874	9,600
Deferred income tax provision	(549)	(398)
Changes in operating assets and liabilities:
Accounts receivable	(32,110)	7,980
Prepaid expenses and other current assets	(1,161)	(10,666)
Change in operating leases	(540)	(529)
Accounts payable and accrued liabilities	11,724	(1,992)
Accrued payroll and employee benefits	(2,438)	(14,816)
Deferred revenues	(816)	(3,800)
Net cash provided by operating activities	45,452	34,199
Cash flows from investing activities:
Capital expenditures	(4,246)	(2,467)
Purchase of short-term investments	(9,997)	-
Maturity of short-term investments	55,000	21,000
Net cash provided by investing activities	40,757	18,533
Cash flows from financing activities:
Payroll taxes for restricted stock units	(15,666)	(15,263)
Repurchase of common stock	(7,000)	(40,049)
Exercise of stock-based payment awards	1,023	2,534
Dividends and dividend equivalents rights	(22,354)	(20,128)
Net cash used in financing activities	(43,997)	(72,906)
Effect of foreign currency exchange rates on cash and cash equivalents	216	(330)
Net change in cash and cash equivalents	42,428	(20,504)
Cash and cash equivalents at beginning of period	197,525	176,436
Cash and cash equivalents at end of period	$239,953	$155,932

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended July 2, 2021 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021, which was filed with the U.S. Securities and Exchange Commission on February 26, 2021.

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

The following table discloses the percentage of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Engineering & Other Scientific	62%	60%	61%	63%
Environmental and Health	17%	21%	18%	20%
Total time and materials revenues	79%	81%	79%	83%

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

The following table discloses the percentage of the Company’s revenue generated from fixed price contracts:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Engineering & Other Scientific	20%	18%	20%	16%
Environmental and Health	1%	1%	1%	1%
Total fixed price revenues	21%	19%	21%	17%

Deferred revenues represent amounts billed to clients in advance of services provided. During the second quarter of 2021, $3,196,000 of revenues were recognized that were included in the deferred revenue balance at April 2, 2021. During the first six months of 2021, $7,377,000 of revenues were recognized that were included in the deferred revenue balance at January 1, 2021.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $5,059,000 and $3,590,000 during the second quarter of 2021 and 2020, respectively, and $8,704,000 and $7,371,000 during the first six months of 2021 and 2020, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and six months ended July 2, 2021 and July 3, 2020. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at July 2, 2021:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$101,572	$101,572	$-	$-
Fixed income trading securities held in deferred compensation plan (3)	24,818	24,818	-	-
Equity trading securities held in deferred compensation plan (3)	78,736	78,736	-	-
Total	$205,126	$205,126	$-	$-
Liabilities
Deferred compensation plan (4)	104,609	104,609	-	-
Total	$104,609	$104,609	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 1, 2021:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$51,442	$51,442	$-	$-
Fixed income available for sale securities (2)	45,001	-	45,001	-
Fixed income trading securities held in deferred compensation plan (2)	26,274	26,274	-	-
Equity trading securities held in deferred compensation plan (3)	62,473	62,473	-	-
Total	$185,190	$140,189	$45,001	$-
Liabilities
Deferred compensation plan (3)	88,977	88,977	-	-
Total	$88,977	$88,977	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of January 1, 2021 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of July 2, 2021:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$138,381	$-	$-	$138,381
Cash equivalents:
Money market securities	101,572	-	-	101,572
Total cash equivalents	101,572	-	-	101,572
Total cash and cash equivalents	239,953	-	-	239,953

Cash, cash equivalents and short-term investments consisted of the following as of January 1, 2021:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$146,083	$-	$-	$146,083
Cash equivalents:
Money market securities	51,442	-	-	51,442
Total cash equivalents	51,442	-	-	51,442
Total cash and cash equivalents	197,525	-	-	197,525
Short-term investments:
U.S. Treasury and agency securities	44,993	8	-	45,001
Total short-term investments	44,993	8	-	45,001
Total cash, cash equivalents and short-term investments	$242,518	$8	$-	$242,526

At July 2, 2021 and January 1, 2021, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company’s unaudited condensed consolidated balance sheet at July 2, 2021 and January 1, 2021 but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at July 2, 2021 and January 1, 2021 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and six months ended July 2, 2021 and July 3, 2020.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Shares used in basic per share computation	52,637	52,259	52,587	52,417
Effect of dilutive common stock options outstanding	232	340	234	360
Effect of dilutive restricted stock units outstanding	416	540	492	627
Shares used in diluted per share computation	53,285	53,139	53,313	53,404

Common stock options to purchase 33,333 and 40,000 shares were excluded from the diluted per share calculation for the three months ended July 2, 2021 and July 3, 2020, respectively, due to their anti-dilutive effect. Common stock options to purchase 26,007 and 31,209 shares were excluded from the diluted per share calculation for the six months ended July 2, 2021 and July 3, 2020, respectively, due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,654,000 and $1,799,000 during the three months ended July 2, 2021 and July 3, 2020, respectively. For the six months ended July 2, 2021 and July 3, 2020, the Company recorded stock-based compensation expense associated with accrued bonus awards of $5,198,000 and $3,842,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,751,000 and $1,476,000 during the three months ended July 2, 2021 and July 3, 2020, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $5,313,000 and $5,403,000 during the six months ended July 2, 2021 and July 3, 2020, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $187,000 and $187,000 during the three months ended July 2, 2021 and July 3, 2020, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $363,000 and $355,000 during the six months ended July 2, 2021 and July 3, 2020, respectively.

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

Note 6:  Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of July 2, 2021, and January 1, 2021, the invested amounts under the plans totaled $103,554,000 and $88,747,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of July 2, 2021, and January 1, 2021, vested amounts due under the plans totaled $104,609,000 and $88,977,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended July 2, 2021 and July 3, 2020, the Company recognized additional compensation expense of $4,676,000 and $11,003,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the six months ended July 2, 2021, the Company recognized additional compensation expense of $10,255,000. During the six months ended July 3, 2020, the Company recognized a reduction to compensation expense of $3,619,000. The change in compensation expense was recorded due to changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	July 2, 2021	July 3, 2020
Cash paid during period:
Income taxes	$5,503	$7,556
Non-cash investing and financing activities:
Unrealized loss on short-term investments	$(65)	$(43)
Vested stock unit awards issued to settle accrued bonuses	$7,637	$8,645
Accrual for capital expenditures as of period end	$161	$216
Right-of-use asset obtained in exchange for operating lease obligations	$573	$492

Note 8: Accounts Receivable, Net

At July 2, 2021 and January 1, 2021, accounts receivable, net, was comprised of the following:

	July 2,	January 1,
(In thousands)	2021	2021
Billed accounts receivable	$97,277	$80,298
Unbilled accounts receivable	50,111	35,262
Allowance for contract losses and doubtful accounts	(4,645)	(3,995)
Total accounts receivable, net	$142,743	$111,565

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

A reconciliation of the beginning and ending amount of the contract losses and doubtful accounts is as follows (in thousands):

Balance at January 1, 2021	$3,995
Provision for contract losses and doubtful accounts	932
Write-offs	(282)
Balance at July 2, 2021	$4,645

Note 9:  Segment Reporting

The Company has two reportable operating segments based on two primary areas of service. The Engineering and Other Scientific segment is a broad service group providing technical consulting in different practices primarily in engineering. The Environmental and Health segment provides services in the areas of environmental, epidemiology and health risk analysis. This segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment. Our Chief Executive Officer, the chief operating decision maker, reviews revenues and operating income for each of our reportable segments, but does not review total assets in evaluating segment performance and capital allocation.

Segment information for the three and six months ended July 2, 2021 and July 3, 2020 follows:

Revenues

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Engineering and Other Scientific	$98,139	$72,123	$191,748	$157,009
Environmental and Health	21,738	19,922	44,610	40,989
Total revenues	$119,877	$92,045	$236,358	$197,998

Operating Income

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Engineering and Other Scientific	$37,914	$20,807	$71,970	$47,448
Environmental and Health	7,495	7,049	15,414	14,302
Total segment operating income	45,409	27,856	87,384	61,750
Corporate operating expense	(16,037)	(18,736)	(33,954)	(16,642)
Total operating income	$29,372	$9,120	$53,430	$45,108

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

Capital Expenditures

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Engineering and Other Scientific	$814	$901	$1,418	$1,467
Environmental and Health	30	19	79	81
Total segment capital expenditures	844	920	1,497	1,548
Corporate capital expenditures	655	724	2,308	1,135
Total capital expenditures	$1,499	$1,644	$3,805	$2,683

Depreciation and Amortization

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Engineering and Other Scientific	$976	$1,068	$1,986	$2,205
Environmental and Health	47	46	93	93
Total segment depreciation and amortization	1,023	1,114	2,079	2,298
Corporate depreciation and amortization	619	587	1,219	1,189
Total depreciation and amortization	$1,642	$1,701	$3,298	$3,487

One client comprised 14% of the Company’s revenues during the three months ended July 2, 2021. The same client comprised 12% of the Company’s revenues during the six months ended July 2, 2021. No other single client comprised more than 10% of the Company’s revenues during the three and six months ended July 2, 2021. Two separate clients each comprised 11% of the Company’s revenues during the three months ended July 3, 2020. No other single client comprised more than 10% of the Company’s revenues during the three and six months ended July 3, 2020.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of July 2, 2021.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two 15-year periods. As of July 2, 2021, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley facility. Rental income of $615,000 and $869,000 was included in other income for the three months ended July 2, 2021 and July 3, 2020, respectively. Rental income of $1,407,000 and $1,861,000 was included in other income for the six months ended July 2, 2021 and July 3, 2020, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Operating lease cost	$1,623	$1,678	$3,261	$3,564
Variable lease cost	255	312	547	602
Short-term lease cost	105	163	251	288

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,535	$1,638	$3,814	$4,072

Supplemental balance sheet information related to operating leases was as follows:

	July 2, 2021	January 1, 2021
Weighted Average Remaining Lease Term	4.2 years	4.5 years
Weighted Average Discount Rate	4.1%	4.2%

Maturities of operating lease liabilities as of July 2, 2021:

Operating
(In thousands)	Leases
2021 (excluding the six months ended July 2, 2021)	3,120
2022	5,750
2023	4,009
2024	2,303
2025	1,491
2026	1,507
2027	1,466
Total lease payments	$19,646
Less imputed interest	(2,154)
Total lease liability	$17,492

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

Note 12: Subsequent Events

On July 31, 2021, the Company’s Board of Directors announced a cash dividend of $0.20 per share of the Company’s common stock, payable September 24, 2021, to stockholders of record as of September 10, 2021. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the six months ended July 2, 2021, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2021 increased 30% to $119,877,000 as compared to $92,045,000 during the same period last year. Revenues before reimbursements for the second quarter of 2021 increased 28% to $112,468,000 as compared to $87,863,000 during the same period last year. During the second quarter of 2021, we saw broad-based strength across the business as pandemic-related restrictions eased, which supported a robust level of new assignments as well as ongoing work. Notably, our revenues from reactive engagements returned to pre-

COVID-19 levels as seen in the second quarter of 2019, while revenues from proactive projects grew significantly during the second quarter of 2021 as compared to the same period last year.

Net income increased 55% to $25,400,000 during the second quarter of 2021 as compared to $16,346,000 during the same period last year. Diluted earnings per share increased to $0.48 per share as compared to $0.31 in the same period last year. The increases in net income and diluted earnings per share were primarily due to the 28% increase in revenues before reimbursements and slower growth in other operating expenses and general and administrative expenses.

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

COVID-19 Update

We responded quickly and carefully to address the unprecedented challenges created by the pandemic. We have successfully adapted and will continue to evolve our business development, recruiting and operational approaches, yielding benefits both during and after this crisis. We have accelerated our sharing of in-depth scientific and regulatory knowledge through webinars and thought leadership pieces, which has fostered new client relationships and projects. We have shifted all recruiting activities online, allowing us to reach a more geographically expansive set of candidates. The health and safety of our team remain top priorities, and therefore we have leveraged our internal expertise to establish protocols that allow us to safely continue laboratory activities and resume human participant studies. Our business continuity plan and robust infrastructure have empowered productive remote work. Our leadership team has responded with enhanced internal communications to encourage increased connectivity across the firm.

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

Overview of the Three Months Ended July 2, 2021

During the second quarter of 2021 billable hours increased 22% to 365,000 as compared to 299,000 during the same period last year. Our utilization increased to 79% during the second quarter of 2021 as compared to 64% during the same period last year. Technical full-time equivalent employees decreased 1% to 888 during the second quarter of 2021 as compared to 899 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended July 2, 2021 compared to Three Months Ended July 3, 2020

Revenues

	Three Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
Engineering and Other Scientific	$98,139	$72,123	36.1%
Percentage of total revenues	81.9%	78.4%
Environmental and Health	21,738	19,922	9.1%
Percentage of total revenues	18.1%	21.6%
Total revenues	$119,877	$92,045	30.2%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the second quarter of 2021, billable hours for this segment increased by 29% to 287,000 as compared to 223,000 during the same period last year. Utilization for this segment increased to 82% during the second quarter of 2021 as compared to 62% during the same period last year. Growth was driven by strong demand for Exponent’s services across a broad range of industries and use cases. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels. Technical full-time equivalent employees in this segment decreased 3% to 677 during the second quarter of 2021 as compared to 695 for the same period last year.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. Billable hours for this segment increased by 3% to 78,000 as compared to 76,000 during the same period last year. Utilization in this segment was 71% for both the second quarter of 2021 and 2020. This segment also benefited from increased activity in litigation-related projects and support of human participant studies. The chemical regulation and food safety practice continued to grow as our scientists evaluated the effects of chemicals and new products on human health and the environment. Technical full-time equivalent employees in this segment increased 3% to 211 during the second quarter of 2021 as compared to 204 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
Compensation and related expenses	$71,815	$68,137	5.4%
Percentage of total revenues	59.9%	74.0%

The increase in compensation and related expenses during the second quarter of 2021 was due to an increase in payroll expense, an increase in fringe benefits, and an increase in bonus expense partially offset by a change in the value of assets associated with our deferred compensation plan. Payroll expense increased $811,000 during the second quarter of 2021 due to the impact of our annual salary adjustments partially offset by a decrease in technical full-time equivalent employees. Fringe benefits increased by $2,232,000 during the second quarter of 2021 due to an employee retention credit for $1,559,000 that we claimed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) during the second quarter of 2020. There was no CARES Act credit claimed during the second quarter of 2021. Bonus expense increased by $6,619,000 during the second quarter of 2021 due to a corresponding increase to our bonus pool which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. During the second quarter of 2021, deferred compensation expense decreased $6,327,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of plan assets of $4,676,000 during the second quarter of 2021 as compared to an increase in the value of plan assets of $11,003,000 during the same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
Other operating expenses	$8,121	$7,681	5.7%
Percentage of total revenues	6.8%	8.3%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the second quarter of 2021 was primarily due to an increase in office expenses of $291,000 and an increase in information technology expenses of $167,000. The increase in office expenses was due to the payment of a stipend to our employees during the second quarter of 2021 to reimburse them for costs incurred associated with remote work. The increase in information technology expenses was due to continued investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent, make investments in our corporate infrastructure, and transition our workforce back to our offices as COVID-19 pandemic-related business restrictions are lifted.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
Reimbursable expenses	$7,409	$4,182	77.2%
Percentage of total revenues	6.2%	4.5%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses during the second quarter of 2021 was primarily due to an increase in project-related travel and other project-related expenses as COVID-19 business and travel restrictions eased.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
General and administrative expenses	$3,160	$2,925	8.0%
Percentage of total revenues	2.6%	3.2%

The increase in general and administrative expenses during the second quarter of 2021 was primarily due to an increase in insurance premiums of $123,000. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development and staff development initiatives, and increase travel and meal expenses as COVID-19 pandemic-related business restrictions are lifted.

Operating Income

	Three Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
General and administrative expenses	$37,914	$20,807	82.2%
Environmental and Health	7,495	7,049	6.3%
Total segment operating income	45,409	27,856	63.0%
Corporate operating expense	(16,037)	(18,736)	-14.4%
Total operating income	$29,372	$9,120	222.1%

The increase in operating income for our Engineering and Other Scientific segment during the second quarter of 2021 as compared to the same period last year was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth was driven by strong demand for Exponent’s services across a broad range of industries and use cases. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels.

The increase in operating income for our Environmental and Health segment during the second quarter of 2021 as compared to the same period last year was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. This segment also benefited from increased activity in litigation-related projects and support of human participant studies. The chemical regulation and food safety practice continued to grow as our scientists evaluated the effects of chemicals and new products on human health and the environment.

Certain operating expenses are excluded from our measure of segment operating income. These expenses include the costs associated with our human resources, finance, information technology, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with our deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in our allowance for contract losses and doubtful accounts.

The decrease in corporate operating expenses during the second quarter of 2021 as compared to the same period last year was primarily due to a decrease in deferred compensation expense partially offset by an increase in fringe benefits and increases in costs associated with our human resources, finance, information technology, and business development groups. During the second quarter of 2021, deferred compensation expense decreased $6,327,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of plan assets of $4,676,000 during the second quarter of 2021 as compared to an increase in the value of plan assets of $11,003,000 during the same period last year. During the second quarter of 2020 we claimed an employee retention credit for $1,559,000 under the CARES Act. This credit was excluded from fringe benefits in our measure of segment operating income. There was no CARES Act credit claimed during the second quarter of 2021.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
Other income, net	$5,295	$12,294	-56.9%
Percentage of total revenues	4.4%	13.4%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and a decrease in interest income. During the second quarter of 2021, other income, net, decreased $6,327,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $4,676,000 during the second quarter of 2021 as compared to an increase in the value of the plan assets of $11,003,000 during the same period last year. The decrease in interest income of $293,000 was due to lower interest rates for our cash equivalents and short-term investments.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
Income taxes	$9,267	$5,068	82.9%
Percentage of total revenues	7.7%	5.5%
Effective tax rate	26.7%	23.7%

The excess tax benefit associated with stock-based awards was $41,000 during the second quarter of 2021 as compared to $898,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 26.8% during the second quarter of 2021 as compared to 27.9% during the same period last year.

Six Months Ended July 2, 2021 compared to Six Months Ended July 3, 2020

Revenues

	Six Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
Engineering and Other Scientific	$191,748	$157,009	22.1%
Percentage of total revenues	81.1%	79.3%
Environmental and Health	44,610	40,989	8.8%
Percentage of total revenues	18.9%	20.7%
Total revenues	$236,358	$197,998	19.4%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first six months of 2021, billable hours for this segment increased by 14% to 563,000 as compared to 494,000 during the same period last year. Utilization for this segment increased to 79% during the first six months of 2021 as compared to 67% during the same period last year. Growth was driven by strong demand for Exponent’s services across a broad range of industries and use cases. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels. Technical full-time equivalent employees in this segment decreased 4% to 684 during the first six months of 2021 as compared to 713 for the same period last year. The decrease in technical full-time equivalent employees was due in part to the divestiture of our German subsidiary in April of 2020.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the first six months of 2021, billable hours for this segment increased by 4% to 159,000 as compared to 153,000 during the same period last year. Utilization in this segment was 72% during the first six months of 2021 and 2020. This segment also benefited from increased activity in litigation-related projects and support of human participant studies. The chemical regulation and food safety practice continued to grow as our scientists evaluated the effects of chemicals and new products on human health and the environment. Technical full-time equivalent employees in this segment increased by 3% to 212 during the first six months of 2021 as compared to 205 during the same period last year.

Compensation and Related Expenses

	Six Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
Compensation and related expenses	$146,353	$118,122	23.9%
Percentage of total revenues	61.9%	59.7%

The increase in compensation and related expenses during the first six months of 2021 was due to a change in the value of assets associated with our deferred compensation plan, an increase in payroll expense, an increase in fringe benefits, and an increase in bonus expense. During the first six months of 2021, deferred compensation expense increased $13,874,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $10,255,000 during the first six months of 2021 as compared to a decrease in the value of plan assets of $3,619,000 during the same period last year. Payroll expense increased $1,833,000 during the first six months of 2021 due to the impact of our annual salary adjustments partially offset by a decrease in technical full-time equivalent employees. Fringe benefits increased by $2,163,000 during the first six months of 2021 due to an employee retention credit for $1,559,000 that we claimed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) during the first six months of 2020. There was no CARES Act credit claimed during the first six months of 2021. Bonus expense increased by $10,400,000 during the first six months of 2021 due to a corresponding increase to our bonus pool which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Six Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
Other operating expenses	$15,831	$15,897	-0.4%
Percentage of total revenues	6.7%	8.0%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. We expect other operating expenses to grow as we selectively add new talent, make investments in our corporate infrastructure, and transition our workforce back to our offices as COVID-19 pandemic-related business restrictions are lifted.

Reimbursable Expenses

	Six Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
Reimbursable expenses	$14,311	$10,415	37.4%
Percentage of total revenues	6.1%	5.3%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses during the first six months of 2021 was primarily due to an increase in project-related travel and other project-related expenses as COVID-19 business and travel restrictions eased.

General and Administrative Expenses

	Six Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
General and administrative expenses	$6,433	$8,456	-23.9%
Percentage of total revenues	2.7%	4.3%

The decrease in general and administrative expenses during the first six months of 2021 was primarily due to a decrease in bad debt expense of $1,365,000 and a decrease in travel and meals of $926,000. The decrease in bad debt was due to additional reserves we booked to our allowance for doubtful accounts during the first six months of 2020 as a result of the economic uncertainty associated with the COVID-19 pandemic. The decrease in travel and meals was due to the travel restrictions put in place due to the COVID-19 pandemic. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development and staff development initiatives, and increase travel and meal expenses as COVID-19 pandemic-related business restrictions are lifted.

Operating Income

	Six Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
Engineering and Other Scientific	$71,970	$47,448	51.7%
Environmental and Health	15,414	14,302	7.8%
Total segment operating income	87,384	61,750	41.5%
Corporate operating expense	(33,954)	(16,642)	104.0%
Total operating income	$53,430	$45,108	18.4%

The increase in operating income for our Engineering and Other Scientific segment during the first six months of 2021 as compared to the same period last year was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth was driven by strong demand for Exponent’s services across a broad range of industries and use cases. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels.

The increase in operating income for our Environmental and Health segment during the first six months of 2021 as compared to the same period last year was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. This segment also benefited from increased activity in litigation-related projects and support of human participant studies. The chemical regulation and food safety practice continued to grow as our scientists evaluated the effects of chemicals and new products on human health and the environment.

Certain operating expenses are excluded from our measure of segment operating income. These expenses include the costs associated with our human resources, finance, information technology, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with our deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in our allowance for contract losses and doubtful accounts.

The increase in corporate operating expenses during the first six months of 2021 as compared to the same period last year was primarily due to an increase in deferred compensation expense and an increase in fringe benefits. During the first six months of 2021, deferred compensation expense increased $13,874,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $10,255,000 during the first six months of 2021 as compared to a decrease in the value of plan assets of $3,619,000 during the same period last year. During the first six months of 2020 we claimed an employee retention credit for $1,559,000 under the CARES Act. This credit was excluded from fringe benefits in our measure of segment operating income. There was no CARES Act credit claimed during the first six months of 2021.

Other Income, Net

	Six Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
Other income, net	$11,363	$361	3047.6%
Percentage of total revenues	4.8%	0.2%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation partially offset by a decrease in interest income, a change in the realized gain/loss on foreign exchange, and a decrease in rental income. During the first six months of 2021, other income, net, increased $13,874,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $10,255,000 during the first six months of 2021 as compared to a decrease in the value of the plan assets of $3,619,000 during the same period last year. During the first six months of 2021, other income, net, decreased by $1,250,000 as compared to the same period last year due to a change in the realized gain/loss on foreign exchange. This decrease consisted of a realized loss on foreign exchange of $331,000 during the first six months of 2021 as compared to a realized gain on foreign exchange of $919,000 during the same period last year. During the first six months of 2021 interest income decreased by $1,139,000 as compared to the same period last year due to lower interest rates for our cash equivalents and short-term investments. During the first six months of 2021 rental income decreased $454,000 as compared to the same period last year due to an increase in our vacancy rate.

Income Taxes

	Six Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	Percent Change
Income taxes	$8,545	$2,841	200.8%
Percentage of total revenues	3.6%	1.4%
Effective tax rate	13.2%	6.2%

The excess tax benefit associated with stock-based awards was $8,823,000 during the first six months of 2021 as compared to $9,670,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 26.8% during the first six months of 2021 as compared to 27.5% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months. However, we continue to monitor the impact of the COVID-19 pandemic on our cash flows and on the credit and financial markets.

	Six Months Ended
(in thousands)	July 2, 2021	July 3, 2020
Net cash provided by operating activities	$45,452	$34,199
Net cash provided by investing activities	40,757	18,533
Net cash used in financing activities	(43,997)	(72,906)

We financed our business during the first six months of 2021 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of July 2, 2021, our cash, cash equivalents and short-term investments were $239,953,000 compared to $242,526,000 as of January 1, 2021.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is collections from our clients. Our primary uses of cash from operating activities are for employee-related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel. The increase in net cash provided by operating activities during the first six months of 2021, as compared to the same period last year, was due to an increase in net income.

The increase in net cash provided by investing activities during the first six months of 2021, as compared to the same period last year, was due to a increase in the maturity of short-term investments.

The decrease in net cash used in financing activities during the first six months of 2021, as compared to the same period last year, was due to a decrease in repurchases of our common stock.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $93,483,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at July 2, 2021. Vested amounts due under the plan of $11,126,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at July 2, 2021. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of July 2, 2021, invested amounts under the plan of $92,328,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of July 2, 2021, invested amounts under the plan of $11,226,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and six months ended July 2, 2021 and July 3, 2020:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Revenues before reimbursements	$112,468	$87,863	$222,047	$187,583
EBITDA	$36,297	$22,810	$68,050	$47,776
EBITDA as a % of revenues before reimbursements	32.3%	26.0%	30.6%	25.5%

The increase in EBITDA as a percentage of revenues before reimbursements during the second quarter of 2021 as compared to the same period last year was primarily due to the 28% growth in revenues before reimbursements and slower growth in other operating expenses and general and administrative expenses. The increase in revenues was due to broad-based strength across the business as pandemic-related restrictions eased, which supported a robust level of new assignments as well as ongoing work. Notably, our revenues from reactive engagements returned to pre-COVID-19 levels as seen in the second quarter of 2019, while revenues from proactive projects grew significantly during the second quarter of 2021 as compared to the same period last year. The slower growth in other operating expenses and general and administrative expenses were primarily due to the continued business and travel restrictions associated with the COVID-19 pandemic. We expect other operating expenses and general and administrative expenses to increase as COVID-19 pandemic-related business restrictions are eased.

The increase in EBITDA as a percentage of revenues before reimbursements during the first six months of 2021 as compared to the same period last year was primarily due to the 18% growth in revenues before reimbursements and decreases in other operating expenses and general and administrative expenses. The increase in revenues was due to broad-based strength across the business as pandemic-related restrictions eased, which supported a robust level of new assignments as well as ongoing work. The decreases in other operating expenses and general and administrative expenses were primarily due to the business and travel restrictions associated with the COVID-19 pandemic. We expect other operating expenses and general and administrative expenses to increase as COVID-19 pandemic-related business restrictions are eased.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended July 2, 2021:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net income	$25,400	$16,346	$56,248	$42,628
Add back (subtract):
Income taxes	9,267	5,068	8,545	2,841
Interest income, net	(12)	(305)	(41)	(1,180)
Depreciation and amortization	1,642	1,701	3,298	3,487
EBITDA	36,297	22,810	68,050	47,776
Stock-based compensation	4,592	3,462	10,874	9,600
EBITDAS	$40,889	$26,272	$78,924	$57,376

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk associated with our balances of cash, cash equivalents and short-term investments. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average effective maturities in accordance with our investment policy. The maximum effective maturity of any issue in our portfolio is three years and the maximum average effective maturity of the portfolio cannot exceed 12 months. If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair market value of our portfolio of cash equivalents and short-term investments would not have a material impact on our financial statements. We do not use derivative financial instruments in our portfolio. There have not been any material changes during the period covered by this Quarterly Report on Form 10-Q to our interest rate risk exposures, or how these exposures are managed. Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

We have foreign currency risk related to our revenues and expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, the Chinese Yuan, and the Hong Kong Dollar. Accordingly, changes in exchange rates may negatively affect the revenues and net income of our foreign subsidiaries as expressed in U.S. dollars.

At July 2, 2021, we had net assets of approximately $20.5 million with a functional currency of the British Pound, net assets of approximately $5.1 million with a functional currency of the Chinese Yuan, and net assets of approximately $4.3 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, China, and Hong Kong, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At July 2, 2021, we had net assets denominated in the non-functional currency of approximately $10.4 million.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of July 2, 2021, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended July 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors previously discussed under the heading “Risk Factors” in the Company’s 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended July 2, 2021 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 3 to April 30	-	$-	-	$75,455
May 1 to May 28	-	-	-	$75,455
May 29 to July 2	78	89	78	$68,455
Total	78	$89	78	$68,455

(1)

On January 31, 2019, the Company’s Board of Directors announced $75.0 million for the repurchase of the Company’s common stock. On May 29, 2020, the Company’s Board of Directors announced an additional $45.0 million for the repurchase of the Company’s common stock. These repurchase programs have no expiration date.

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

Date: August 6, 2021
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Chief Financial Officer