Form 10-Q
period 2021-10-01
EXPONENT INC
filed 2021-11-05
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2021

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

As of October 29, 2021, the latest practicable date, the registrant had 52,111,508 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

October 1, 2021 and January 1, 2021

(in thousands, except par value)

(unaudited)

	October 1, 2021	January 1, 2021
Assets
Current assets:
Cash and cash equivalents	$229,785	$197,525
Short-term investments	24,998	45,001
Accounts receivable, net of allowance for contract losses and doubtful accounts of $4,815 and $3,995 at October 1, 2021 and January 1, 2021, respectively	144,039	111,565
Prepaid expenses and other current assets	18,738	12,741
Total current assets	417,560	366,832
Property, equipment and leasehold improvements, net	60,082	59,823
Operating lease right-of-use assets	15,777	19,322
Goodwill	8,607	8,607
Deferred income taxes	42,561	40,539
Deferred compensation plan assets	92,048	83,731
Other assets	1,670	1,242
Total assets	$638,305	$580,096
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$21,443	$16,327
Accrued payroll and employee benefits	87,179	83,194
Deferred revenues	12,192	11,800
Operating lease liabilities	5,604	5,987
Total current liabilities	126,418	117,308
Other liabilities	3,078	2,986
Deferred compensation plan liabilities	93,111	83,961
Operating lease liabilities	10,709	14,343
Total liabilities	233,316	218,598
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at October 1, 2021 and January 1, 2021	66	66
Additional paid-in capital	279,250	265,328
Accumulated other comprehensive income (loss)
Investment securities, available-for-sale	-	65
Foreign currency translation adjustments	(2,052)	(1,997)
	(2,052)	(1,932)
Retained earnings	468,578	421,809
Treasury stock, at cost; 13,595 and 13,903 shares held at October 1, 2021 and January 1, 2021, respectively	(340,853)	(323,773)
Total stockholders’ equity	404,989	361,498
Total liabilities and stockholders’ equity	$638,305	$580,096

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended October 1, 2021 and October 2, 2020

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Revenues:
Revenues before reimbursements	$108,467	$93,499	$330,514	$281,082
Reimbursements	7,938	5,164	22,249	15,579
Revenues	116,405	98,663	352,763	296,661
Operating expenses:
Compensation and related expenses	64,138	62,419	210,491	180,541
Other operating expenses	8,017	7,839	23,848	23,736
Reimbursable expenses	7,938	5,164	22,249	15,579
General and administrative expenses	4,193	2,834	10,626	11,290
Total operating expenses	84,286	78,256	267,214	231,146
Operating income	32,119	20,407	85,549	65,515
Other income, net:
Interest income, net	13	316	54	1,496
Miscellaneous income (expense), net	257	3,915	11,579	3,096
Total other income, net	270	4,231	11,633	4,592
Income before income taxes	32,389	24,638	97,182	70,107
Income taxes	7,815	6,554	16,360	9,395
Net income	$24,574	$18,084	$80,822	$60,712
Net income per share:
Basic	$0.47	$0.35	$1.54	$1.16
Diluted	$0.46	$0.34	$1.52	$1.14
Shares used in per share computations:
Basic	52,618	52,316	52,597	52,383
Diluted	53,312	53,209	53,316	53,342
Cash dividends declared per common share	$0.20	$0.19	$0.60	$0.57

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended October 1, 2021 and October 2, 2020

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net income	$24,574	$18,084	$80,822	$60,712
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(266)	550	(55)	(1,052)
Unrealized losses on available- for-sale investment securities arising during the period, net of tax	-	(129)	(65)	(172)
Comprehensive income	$24,308	$18,505	$80,702	$59,488

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three and Nine Months Ended October 1, 2021
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 1, 2021	65,707	$66	$265,328	$(1,932)	$421,809	13,903	$(323,773)	$361,498
Employee stock purchase plan	-	-	909	-	-	(12)	114	1,023
Amortization of unrecognized stock-based compensation	-	-	5,676	-	-	-	-	5,676
Purchase of treasury stock	-	-	-	-	-	79	(7,000)	(7,000)
Foreign currency translation adjustments	-	-	-	211	-	-	-	211
Grant of restricted stock units to settle accrued bonus	-	-	7,637	-	-	-	-	7,637
Settlement of restricted stock units	-	-	(3,269)	-	(1,679)	(322)	(10,718)	(15,666)
Unrealized loss on investments	-	-	-	(65)	61	-	-	(4)
Dividends and dividend equivalent rights	-	-	-	-	(21,856)	-	-	(21,856)
Net income	-	-	-	-	56,248	-	-	56,248
Balance at July 2, 2021	65,707	$66	$276,281	$(1,786)	$454,583	13,648	$(341,377)	$387,767
Employee stock purchase plan	-	-	471	-	-	(5)	47	518
Exercise of stock options	-	-	658	-	-	(48)	477	1,135
Amortization of unrecognized stock-based compensation	-	-	1,840	-	-	-	-	1,840
Foreign currency translation adjustments	-	-	-	(266)	-	-	-	(266)
Dividends and dividend equivalent rights	-	-	-	-	(10,579)	-	-	(10,579)
Net income	-	-	-	-	24,574	-	-	24,574
Balance at October 1, 2021	65,707	$66	$279,250	$(2,052)	$468,578	13,595	$(340,853)	$404,989

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

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 1, 2021 and October 2, 2020

(in thousands)

(unaudited)

	Nine Months Ended
	October 1, 2021	October 2, 2020
Cash flows from operating activities:
Net income	$80,822	$60,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,943	5,176
Amortization of premiums and accretion of discounts on short-term investments	(11)	(150)
Provision for contract losses and doubtful accounts	1,197	2,890
Stock-based compensation	15,239	13,326
Deferred income tax provision	(2,020)	(2,505)
Changes in operating assets and liabilities:
Accounts receivable	(33,671)	7,284
Prepaid expenses and other current assets	(4,878)	(8,439)
Change in operating leases	(472)	(331)
Accounts payable and accrued liabilities	5,784	311
Accrued payroll and employee benefits	3,053	(12,507)
Deferred revenues	392	(3,320)
Net cash provided by operating activities	70,378	62,447
Cash flows from investing activities:
Capital expenditures	(5,437)	(4,144)
Purchase of short-term investments	(34,994)	-
Maturity of short-term investments	55,000	35,000
Net cash provided by investing activities	14,569	30,856
Cash flows from financing activities:
Payroll taxes for restricted stock units	(15,666)	(15,263)
Repurchase of common stock	(7,000)	(40,049)
Exercise of stock-based payment awards	2,675	3,013
Dividends and dividend equivalents rights	(32,775)	(29,936)
Net cash used in financing activities	(52,766)	(82,235)
Effect of foreign currency exchange rates on cash and cash equivalents	79	128
Net change in cash and cash equivalents	32,260	11,196
Cash and cash equivalents at beginning of period	197,525	176,436
Cash and cash equivalents at end of period	$229,785	$187,632

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended October 1, 2021 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021, which was filed with the U.S. Securities and Exchange Commission on February 26, 2021.

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

The following table discloses the percentage of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Engineering & Other Scientific	62%	59%	62%	62%
Environmental and Health	16%	19%	17%	20%
Total time and materials revenues	78%	78%	79%	82%

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

The following table discloses the percentage of the Company’s revenue generated from fixed price contracts:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Engineering & Other Scientific	21%	21%	20%	17%
Environmental and Health	1%	1%	1%	1%
Total fixed price revenues	22%	22%	21%	18%

Deferred revenues represent amounts billed to clients in advance of services provided. During the third quarter of 2021, $4,517,000 of revenues were recognized that were included in the deferred revenue balance at July 2, 2021. During the first nine months of 2021, $7,724,000 of revenues were recognized that were included in the deferred revenue balance at January 1, 2021.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $1,219,000 and $347,000 during the third quarter of 2021 and 2020, respectively, and $9,923,000 and $7,718,000 during the first nine months of 2021 and 2020, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and nine months ended October 1, 2021 and October 2, 2020. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at October 1, 2021:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$76,579	$76,579	$-	$-
Fixed income available for sale securities (2)	24,998	-	24,998	-
Fixed income trading securities held in deferred compensation plan (3)	24,789	24,789	-	-
Equity trading securities held in deferred compensation plan (3)	79,490	79,490	-	-
Total	$205,856	$180,858	$24,998	$-
Liabilities
Deferred compensation plan (4)	105,342	105,342	-	-
Total	$105,342	$105,342	$-	$-

(1)          Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.

(2)      Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 1, 2021:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$51,442	$51,442	$-	$-
Fixed income available for sale securities (2)	45,001	-	45,001	-
Fixed income trading securities held in deferred compensation plan (3)	26,274	26,274	-	-
Equity trading securities held in deferred compensation plan (3)	62,473	62,473	-	-
Total	$185,190	$140,189	$45,001	$-
Liabilities
Deferred compensation plan (4)	88,977	88,977	-	-
Total	$88,977	$88,977	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(4)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

Fixed income available-for-sale securities as of January 1, 2021 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash, cash equivalents and short-term investments consisted of the following as of October 1, 2021:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$153,206	$-	$-	$153,206
Cash equivalents:
Money market securities	76,579	-	-	76,579
Total cash equivalents	76,579	-	-	76,579
Total cash and cash equivalents	229,785	-	-	229,785
Short-term investments:
U.S. Treasury and agency securities	24,998	-	-	24,998
Total short-term investments	24,998	-	-	24,998
Total cash, cash equivalents and short-term investments	$254,783	$-	$-	$254,783

Cash, cash equivalents and short-term investments consisted of the following as of January 1, 2021:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$146,083	$-	$-	$146,083
Cash equivalents:
Money market securities	51,442	-	-	51,442
Total cash equivalents	51,442	-	-	51,442
Total cash and cash equivalents	197,525	-	-	197,525
Short-term investments:
U.S. Treasury and agency securities	44,993	8	-	45,001
Total short-term investments	44,993	8	-	45,001
Total cash, cash equivalents and short-term investments	$242,518	$8	$-	$242,526

At October 1, 2021 and January 1, 2021, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company’s unaudited condensed consolidated balance sheet at October 1, 2021 and January 1, 2021 but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at October 1, 2021 and January 1, 2021 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during the three and nine months ended October 1, 2021 and October 2, 2020.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Shares used in basic per share computation	52,618	52,316	52,597	52,383
Effect of dilutive common stock options outstanding	245	331	239	351
Effect of dilutive restricted stock units outstanding	449	562	480	608
Shares used in diluted per share computation	53,312	53,209	53,316	53,342

Common stock options to purchase 0 and 40,000 shares were excluded from the diluted per share calculation for the three months ended October 1, 2021 and October 2, 2020, respectively, due to their anti-dilutive effect. Common stock options to purchase 0 and 34,139 shares were excluded from the diluted per share calculation for the nine months ended October 1, 2021 and October 2, 2020, respectively, due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,525,000 and $2,035,000 during the three months ended October 1, 2021 and October 2, 2020, respectively. For the nine months ended October 1, 2021 and October 2, 2020, the Company recorded stock-based compensation expense associated with accrued bonus awards of $7,723,000 and $5,876,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,654,000 and $1,519,000 during the three months ended October 1, 2021 and October 2, 2020, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $6,967,000 and $6,922,000 during the nine months ended October 1, 2021 and October 2, 2020, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $186,000 and $173,000 during the three months ended October 1, 2021 and October 2, 2020, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $549,000 and $528,000 during the nine months ended October 1, 2021 and October 2, 2020, respectively.

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

Note 6:  Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of October 1, 2021, and January 1, 2021, the invested amounts under the plans totaled $104,279,000 and $88,747,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of October 1, 2021, and January 1, 2021, vested amounts due under the plans totaled $105,342,000 and $88,977,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended October 1, 2021, the Company recognized a reduction to compensation expense of $258,000. The change in compensation expense was recorded due to changes in the market valve of the trust assets with the same amount being recorded as an expense in miscellaneous income, net. During the three months ended October 2, 2020, the Company recognized additional compensation expense of $3,220,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the nine months ended October 1, 2021, the Company recognized additional compensation expense of $9,997,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the nine months ended October 2, 2020, the Company recognized a reduction to compensation expense of $399,000. The change in compensation expense was recorded due to changes in the market value of the trust assets with the same amount being recorded as expense in miscellaneous income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	October 1, 2021	October 2, 2020
Cash paid during period:
Income taxes	$16,481	$9,370
Non-cash investing and financing activities:
Unrealized loss on short-term investments	$(65)	$(172)
Vested stock unit awards issued to settle accrued bonuses	$7,637	$8,645
Accrual for capital expenditures as of period end	$368	$322
Right-of-use asset obtained in exchange for operating lease obligations	$792	$1,802

Note 8: Accounts Receivable, Net

At October 1, 2021 and January 1, 2021, accounts receivable, net, was comprised of the following:

	October 1,	January 1,
(In thousands)	2021	2021
Billed accounts receivable	$102,812	$80,298
Unbilled accounts receivable	46,042	35,262
Allowance for contract losses and doubtful accounts	(4,815)	(3,995)
Total accounts receivable, net	$144,039	$111,565

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

A reconciliation of the beginning and ending amount of the contract losses and doubtful accounts is as follows (in thousands):

Balance at January 1, 2021	$3,995
Provision for contract losses and doubtful accounts	1,197
Write-offs	(377)
Balance at October 1, 2021	$4,815

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

Segment information for the three and nine months ended October 1, 2021 and October 2, 2020 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Engineering and Other Scientific	$97,100	$79,230	$288,848	$236,239
Environmental and Health	19,305	19,433	63,915	60,422
Total revenues	$116,405	$98,663	$352,763	$296,661

Operating Income

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Engineering and Other Scientific	$36,676	$25,952	$108,646	$73,400
Environmental and Health	5,851	6,449	21,265	20,751
Total segment operating income	42,527	32,401	129,911	94,151
Corporate operating expense	(10,408)	(11,994)	(44,362)	(28,636)
Total operating income	$32,119	$20,407	$85,549	$65,515

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

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Engineering and Other Scientific	$563	$594	$1,981	$2,061
Environmental and Health	57	22	136	103
Total segment capital expenditures	620	616	2,117	2,164
Corporate capital expenditures	778	1,005	3,086	2,140
Total capital expenditures	$1,398	$1,621	$5,203	$4,304

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Engineering and Other Scientific	$1,089	$1,043	$3,074	$3,248
Environmental and Health	49	48	141	141
Total segment depreciation and amortization	1,138	1,091	3,215	3,389
Corporate depreciation and amortization	507	598	1,728	1,787
Total depreciation and amortization	$1,645	$1,689	$4,943	$5,176

One client comprised 15% of the Company’s revenues during the three months ended October 1, 2021. The same client comprised 13% of the Company’s revenues during the nine months ended October 1, 2021. No other single client comprised more than 10% of the Company’s revenues during the three and nine months ended October 1, 2021. No single client comprised more than 10% of the Company’s revenues during the three months and nine months ended October 2, 2020.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of October 1, 2021.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two 15-year periods. As of October 1, 2021, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley facility. Rental income of $624,000 and $750,000 was included in other income for the three months ended October 1, 2021 and October 2, 2020, respectively. Rental income of $2,030,000 and $2,611,000 was included in other income for the nine months ended October 1, 2021 and October 2, 2020, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Operating lease cost	$1,635	$1,706	$4,896	$5,162
Variable lease cost	246	280	793	882
Short-term lease cost	68	146	319	434

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,566	$1,508	$5,381	$5,522

Supplemental balance sheet information related to operating leases was as follows:

	October 1, 2021	January 1, 2021
Weighted Average Remaining Lease Term	4.2 years	4.5 years
Weighted Average Discount Rate	4.1%	4.2%

Maturities of operating lease liabilities as of October 1, 2021:

Operating
(In thousands)	Leases
2021 (excluding the nine months ended October 1, 2021)	1,581
2022	5,805
2023	4,067
2024	2,355
2025	1,539
2026	1,531
2027	1,466
Total lease payments	$18,344
Less imputed interest	(2,031)
Total lease liability	$16,313

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

Note 12: Subsequent Events

On October 28, 2021, the Company’s Board of Directors announced a cash dividend of $0.20 per share of the Company’s common stock, payable December 17, 2021, to stockholders of record as of December 3, 2021. The Company expects to continue paying quarterly dividends in the future, subject to declaration by the Company’s Board of Directors.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, achievements, or actions could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the COVID-19 pandemic (including factors relating to measures implemented by governmental authorities or by us to promote the safety of our employees, vendors and clients; other direct and indirect impacts on our business and the businesses of our clients, vendors and other partners; impacts which may, among other things, adversely affect our clients’ ability to utilize our services at the levels they have previously; disruptions of access to our facilities or those of our clients or third parties; and increased and potentially significant economic uncertainty and volatility, including credit and collectability risks and potential disruptions of capital and credit markets), the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in this Quarterly Report under the heading “Risk Factors” and elsewhere in this report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations contemplated by the Company will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company does not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the nine months ended October 1, 2021, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2021 increased 18% to $116,405,000 as compared to $98,663,000 during the same period last year. Revenues before reimbursements for the third quarter of 2021 increased 16% to $108,467,000 as compared to $93,499,000 during the same period last year. During the third quarter of 2021, our reactive business further benefitted from the acceleration of litigation throughput in our court systems, and at the same time, our proactive engagements, such as user and machine learning data studies, remained a key driver of growth. Our work continued to be robust and diverse, with climate vulnerability assessments with utilities, risk assessments in chemicals, ongoing energy storage-related work, and projects in the automotive and consumer products industries.

Net income increased 36% to $24,574,000 during the third quarter of 2021 as compared to $18,084,000 during the same period last year. Diluted earnings per share increased to $0.46 per share as compared to $0.34 in the same period last year. The increases in net income and diluted earnings per share were primarily due to the 16% increase in revenues before reimbursements and slower growth in compensation and related expenses and other operating expenses.

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

We are pleased that the Company has been able to address the majority of our clients’ needs with a mostly remote workforce. The relaxation of business restrictions in June 2020 allowed us to resume laboratory testing, inspections, and human participant studies for clients in non-essential industries. Field inspections of sites and products have increased due to lifting of travel restrictions.

We are pleased to be sharing our scientific and regulatory knowledge on health and safety issues related to the novel coronavirus through webinars and thought leadership pieces. We continue to advise clients with respect to COVID-19 testing, contract tracing, and occupational health and safety.

Overview of the Three Months Ended October 1, 2021

During the third quarter of 2021, billable hours increased 13% to 348,000 as compared to 308,000 during the same period last year. Our utilization increased to 76% during the third quarter of 2021 as compared to 66% during the same period last year. Technical full-time equivalent employees decreased 2% to 883 during the third quarter of 2021 as compared to 901 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended October 1, 2021 compared to Three Months Ended October 2, 2020

Revenues

	Three Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Engineering and Other Scientific	$97,100	$79,230	22.6%
Percentage of total revenues	83.4%	80.3%
Environmental and Health	19,305	19,433	-0.7%
Percentage of total revenues	16.6%	19.7%
Total revenues	$116,405	$98,663	18.0%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the third quarter of 2021, billable hours for this segment increased by 17% to 275,000 as compared to 236,000 during the same period last year. Utilization for this segment increased to 78% during the third quarter of 2021 as compared to 65% during the same period last year. Growth during the quarter was broad-based, with continued strong demand for our services across a number of industries and use cases, which includes a steady increase in litigation support, human participant studies for the consumer products industry, work with wearable technologies, as well as asset integrity and risk management engagements for utilities. On the automotive side, we have further progressed our work supporting advanced driver assistance systems and the implementation of safety frameworks for advanced vehicles and energy storage. Technical full-time equivalent employees in this segment decreased 3% to 675 during the third quarter of 2021 as compared to 693 for the same period last year.

The slight decrease in revenues for our Environmental and Health segment was due to a decrease in realized billing rates. Billable hours for this segment increased to 73,000 during the third quarter of 2021 as compared to 72,000 during the same period last year. Utilization for this segment increased to 68% during the third quarter of 2021 as compared to 67% during the same period last year. Our chemical regulation and food safety practice continued to grow as our scientists evaluated the effects of chemicals and new products on human health and the environment. This growth was offset by a decrease in demand for services in our health sciences practice. Technical full-time equivalent employees in this segment were 208 during both the third quarter of 2021 and 2020.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Compensation and related expenses	$64,138	$62,419	2.8%
Percentage of total revenues	55.1%	63.3%

The increase in compensation and related expenses during the third quarter of 2021 was due to an increase in payroll expense, an increase in fringe benefits, and an increase in bonus expense partially offset by a change in the value of assets associated with our deferred compensation plan. Payroll expense increased $885,000 during the third quarter of 2021 due to the impact of our annual salary adjustments partially offset by a decrease in technical full-time equivalent employees. Fringe benefits increased by $338,000 during the third quarter of 2021 due to an increase in payroll taxes. Bonus expense increased by $3,857,000 during the third quarter of 2021 due to a corresponding increase to our bonus pool, which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. During the third quarter of 2021, deferred compensation expense decreased $3,478,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $258,000 during the third quarter of 2021 as compared to an increase in the value of plan assets of $3,220,000 during the same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Other operating expenses	$8,017	$7,839	2.3%
Percentage of total revenues	6.9%	7.9%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the third quarter of 2021 was primarily due to an increase in information technology expenses of $221,000. The increase in information technology expenses was due to continued investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent, make investments in our corporate infrastructure, and transition our workforce back to our offices as COVID-19 pandemic-related business restrictions are lifted.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Reimbursable expenses	$7,938	$5,164	53.7%
Percentage of total revenues	6.8%	5.2%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses during the third quarter of 2021 was primarily due to an increase in project-related travel and other project-related expenses as COVID-19 business and travel restrictions eased.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
General and administrative expenses	$4,193	$2,834	48.0%
Percentage of total revenues	3.6%	2.9%

The increase in general and administrative expenses during the third quarter of 2021 was primarily due a contribution to an endowed scholarship fund of $250,000, an increase in travel and meals of $202,000, an increase in bad debt of $181,000, an increase in employee relocation of $135,000, an increase in outside consulting of $109,000, and an increase in insurance premiums of $91,000. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development and staff development initiatives, and increase travel and meal expenses as COVID-19 pandemic-related business restrictions are lifted.

Operating Income

	Three Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Engineering and Other Scientific	$36,676	$25,952	41.3%
Environmental and Health	5,851	6,449	-9.3%
Total segment operating income	42,527	32,401	31.3%
Corporate operating expense	(10,408)	(11,994)	-13.2%
Total operating income	$32,119	$20,407	57.4%

The increase in operating income for our Engineering and Other Scientific segment during the third quarter of 2021 as compared to the same period last year was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth during the quarter was broad-based, with continued strong demand for our services across a number of industries and use cases, which includes a steady increase in litigation support, human participant studies for the consumer products industry, work with wearable technologies, as well as asset integrity and risk management engagements for utilities. On the automotive side, we have further progressed our work supporting advanced driver assistance systems and the implementation of safety frameworks for advanced vehicles and energy storage.

The decrease in operating income for our Environmental and Health segment during the third quarter of 2021 as compared to the same period last year was due to a slight decrease in revenues before reimbursements and an increase in compensation and related costs for our health sciences practice. The slight decrease in revenues for our health sciences practice was due to a decrease in realized billing rates. The increase in compensation and related costs for our health sciences practice was due to our continued investment in the pharmaceutical industry which we believe is a significant opportunity to leverage our multidisciplinary approach across the full product life cycle.

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

The decrease in corporate operating expenses during the third quarter of 2021 as compared to the same period last year was primarily due to a decrease in deferred compensation expense partially offset by an increase in fringe benefits and increases in costs associated with our human resources, finance, information technology, and business development groups. During the third quarter of 2021, deferred compensation expense decreased $3,478,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $258,000 during the third quarter of 2021 as compared to an increase in the value of plan assets of $3,220,000 during the same period last year. During the third quarter of 2020 we claimed an employee retention credit for $538,000 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This credit was excluded from fringe benefits in our measure of segment operating income. There was no CARES Act credit claimed during the third quarter of 2021.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Other income, net	$270	$4,231	-93.6%
Percentage of total revenues	0.2%	4.3%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and a decrease in interest income. During the third quarter of 2021, other income, net, decreased $3,478,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $258,000 during the third quarter of 2021 as compared to an increase in the value of the plan assets of $3,220,000 during the same period last year. The decrease in interest income of $303,000 was due to lower interest rates for our cash equivalents and short-term investments.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Income taxes	$7,815	$6,554	19.2%
Percentage of total revenues	6.7%	6.6%
Effective tax rate	24.1%	26.6%

The excess tax benefit associated with stock-based awards was $1,066,000 during the third quarter of 2021 as compared to $0 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.4% during the third quarter of 2021 as compared to 26.6% during the same period last year.

Nine Months Ended October 1, 2021 compared to Nine Months Ended October 2, 2020

Revenues

	Nine Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Engineering and Other Scientific	$288,848	$236,239	22.3%
Percentage of total revenues	81.9%	79.6%
Environmental and Health	63,915	60,422	5.8%
Percentage of total revenues	18.1%	20.4%
Total revenues	$352,763	$296,661	18.9%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first nine months of 2021, billable hours for this segment increased by 15% to 838,000 as compared to 730,000 during the same period last year. Utilization for this segment increased to 79% during the first nine months of 2021 as compared to 66% during the same period last year. Growth was driven by strong demand for our services across a broad range of industries and use cases. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels. Technical full-time equivalent employees in this segment decreased 4% to 682 during the first nine months of 2021 as compared to 707 for the same period last year. The decrease in technical full-time equivalent employees was due in part to the divestiture of our German subsidiary in April of 2020.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the first nine months of 2021, billable hours for this segment increased by 3% to 232,000 as compared to 225,000 during the same period last year. Utilization in this segment was 70% during the first nine months of 2021 and 2020. This segment also benefited from increased activity in litigation-related projects and support of human participant studies. The chemical regulation and food safety practice continued to grow as our scientists evaluated the effects of chemicals and new products on human health and the environment. This growth was partially offset by a decrease in demand for services in our health sciences practice. Technical full-time equivalent employees in this segment increased by 2% to 211 during the first nine months of 2021 as compared to 206 during the same period last year.

Compensation and Related Expenses

	Nine Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Compensation and related expenses	$210,491	$180,541	16.6%
Percentage of total revenues	59.7%	60.9%

The increase in compensation and related expenses during the first nine months of 2021 was due to a change in the value of assets associated with our deferred compensation plan, an increase in payroll expense, an increase in fringe benefits, and an increase in bonus expense. During the first nine months of 2021, deferred compensation expense increased $10,396,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $9,997,000 during the first nine months of 2021 as compared to a decrease in the value of plan assets of $399,000 during the same period last year. Payroll expense increased $2,718,000 during the first nine months of 2021 due to the impact of our annual salary adjustments partially offset by a decrease in technical full-time equivalent employees. Fringe benefits increased by $2,501,000 during the first nine months of 2021 due to an employee retention credit for $2,097,000 that we claimed under the CARES Act during the first nine months of 2020. There was no CARES Act credit claimed during the first nine months of 2021. Bonus expense increased by $14,257,000 during the first nine months of 2021 due to a corresponding increase to our bonus pool which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Nine Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Other operating expenses	$23,848	$23,736	0.5%
Percentage of total revenues	6.8%	8.0%

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

Reimbursable Expenses

	Nine Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Reimbursable expenses	$22,249	$15,579	42.8%
Percentage of total revenues	6.3%	5.3%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses during the first nine months of 2021 was primarily due to an increase in project-related travel and other project-related expenses as COVID-19 business and travel restrictions eased.

General and Administrative Expenses

	Nine Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
General and administrative expenses	$10,626	$11,290	-5.9%
Percentage of total revenues	3.0%	3.8%

The decrease in general and administrative expenses during the first nine months of 2021 was primarily due to a decrease in bad debt expense of $1,184,000 and a decrease in travel and meals of $724,000. The decrease in bad debt was due to additional reserves we booked to our allowance for doubtful accounts during the first nine months of 2020 as a result of the economic uncertainty associated with the COVID-19 pandemic. The decrease in travel and meals was due to the travel restrictions put in place due to the COVID-19 pandemic. These decreases were offset by an increase in insurance premiums of $322,000, an increase in charitable contributions of $200,000, an increase in marketing and development of $108,000 and other increases in general and administrative expenses. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development and staff development initiatives, and increase travel and meal expenses as COVID-19 pandemic-related business restrictions are lifted.

Operating Income

	Nine Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Engineering and Other Scientific	$108,646	$73,400	48.0%
Environmental and Health	21,265	20,751	2.5%
Total segment operating income	129,911	94,151	38.0%
Corporate operating expense	(44,362)	(28,636)	54.9%
Total operating income	$85,549	$65,515	30.6%

The increase in operating income for our Engineering and Other Scientific segment during the first nine months of 2021 as compared to the same period last year was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth was driven by strong demand for Exponent’s services across a broad range of industries and use cases. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels.

The increase in operating income for our Environmental and Health segment during the first nine months of 2021 as compared to the same period last year was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. This segment also benefited from increased activity in litigation-related projects and support of human participant studies. The chemical regulation and food safety practice continued to grow as our scientists evaluated the effects of chemicals and new products on human health and the environment. This growth was partially offset by a decrease in demand for services in our health sciences practice.

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

The increase in corporate operating expenses during the first nine months of 2021 as compared to the same period last year was primarily due to an increase in deferred compensation expense and an increase in fringe benefits. During the first nine months of 2021, deferred compensation expense increased $10,396,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $9,997,000 during the first nine months of 2021 as compared to a decrease in the value of plan assets of $399,000 during the same period last year. During the first nine months of 2020 we claimed an employee retention credit for $2,097,000 under the CARES Act. This credit was excluded from fringe benefits in our measure of segment operating income. There was no CARES Act credit claimed during the first nine months of 2021.

Other Income, Net

	Nine Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Other income, net	$11,633	$4,592	153.3%
Percentage of total revenues	3.3%	1.5%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation partially offset by a decrease in interest income, a change in the realized gain/loss on foreign exchange, and a decrease in rental income. During the first nine months of 2021, other income, net, increased $10,396,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $9,997,000 during the first nine months of 2021 as compared to a decrease in the value of the plan assets of $399,000 during the same period last year. During the first nine months of 2021, other income, net, decreased by $1,309,000 as compared to the same period last year due to a change in the realized gain/loss on foreign exchange. This decrease consisted of a realized loss on foreign exchange of $442,000 during the first nine months of 2021 as compared to a realized gain on foreign exchange of $867,000 during the same period last year. During the first nine months of 2021 interest income decreased by $1,442,000 as compared to the same period last year due to lower interest rates for our cash equivalents and short-term investments. During the first nine months of 2021 rental income decreased $580,000 as compared to the same period last year due to an increase in our vacancy rate.

Income Taxes

	Nine Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	Percent Change
Income taxes	$16,360	$9,395	74.1%
Percentage of total revenues	4.6%	3.2%
Effective tax rate	16.8%	13.4%

The excess tax benefit associated with stock-based awards was $9,889,000 during the first nine months of 2021 as compared to $9,670,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.0% during the first nine months of 2021 as compared to 27.2% during the same period last year.

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

	Nine Months Ended
(in thousands)	October 1, 2021	October 2, 2020
Net cash provided by operating activities	$70,378	$62,447
Net cash provided by investing activities	14,569	30,856
Net cash used in financing activities	(52,766)	(82,235)

We financed our business during the first nine months of 2021 through available cash. We invest our excess cash in cash equivalents and short-term investments. As of October 1, 2021, our cash, cash equivalents and short-term investments were $254,783,000 compared to $242,526,000 as of January 1, 2021.

Generally, our net cash provided by operating activities is used to fund our day-to-day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is collections from our clients. Our primary uses of cash from operating activities are for employee-related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel. The increase in net cash provided by operating activities during the first nine months of 2021, as compared to the same period last year, was primarily due to an increase in net income partially offset by changes in operating assets and liabilities.

The decrease in net cash provided by investing activities during the first nine months of 2021, as compared to the same period last year, was due to an increase in the purchase of short-term investments partially offset by an increase in the maturity of short-term investments.

The decrease in net cash used in financing activities during the first nine months of 2021, as compared to the same period last year, was due to a decrease in repurchases of our common stock partially offset by an increase in dividends paid.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $93,111,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at October 1, 2021. Vested amounts due under the plan of $12,231,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at October 1, 2021. Company assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of October 1, 2021, invested amounts under the plan of $92,048,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of October 1, 2021, invested amounts under the plan of $12,231,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and nine months ended October 1, 2021 and October 2, 2020:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Revenues before reimbursements	$108,467	$93,499	$330,514	$281,082
EBITDA	$34,021	$26,011	$102,071	$73,787
EBITDA as a % of revenues before reimbursements	31.4%	27.8%	30.9%	26.3%

The increase in EBITDA as a percentage of revenues before reimbursements during the third quarter of 2021 as compared to the same period last year was primarily due to the 16% increase in revenues before reimbursements and slower growth in compensation and related expenses and other operating expenses. During the third quarter of 2021, our reactive business further benefitted from the acceleration of litigation throughput in our court systems, and at the same time, our proactive engagements, such as user and machine learning data studies, remained a key driver of growth. Our work continued to be robust and diverse, with climate vulnerability assessments with utilities, risk assessments in chemicals, ongoing energy storage-related work, and projects in the automotive and consumer products industries. The slower growth in compensation and related expenses during the third quarter of 2021 was due to a decrease in technical full-time equivalent employees. Due to our recruiting efforts, hiring has picked up over the last few months despite the competitive market for engineering and scientific talent. As such we expect compensation and related expenses to increase. The slower growth in other operating expenses was primarily due to the continued business restrictions associated with the COVID-19 pandemic. We expect other operating expenses to increase as COVID-19 pandemic-related business restrictions are eased.

The increase in EBITDA as a percentage of revenues before reimbursements during the first nine months of 2021 as compared to the same period last year was primarily due to the 18% growth in revenues before reimbursements, slower growth in compensation and related expenses and other operating expenses, and a decrease in general and administrative expenses. The increase in revenues was due to broad-based strength across the business as pandemic-related restrictions eased, which supported a robust level of new assignments as well as ongoing work. The slower growth in compensation and related expenses during the first nine months of 2021 was due to a decrease in technical full-time equivalent employees. Due to our recruiting efforts, hiring has picked up over the last few months despite the competitive market for engineering and scientific talent. As such we expect compensation and related expenses to increase. The slower growth in other operating expenses and the decrease in general and administrative expenses were primarily due to the business and travel restrictions associated with the COVID-19 pandemic. We expect other operating expenses and general and administrative expenses to increase as COVID-19 pandemic-related business restrictions are eased.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended October 1, 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net income	$24,574	$18,084	$80,822	$60,712
Add back (subtract):
Income taxes	7,815	6,554	16,360	9,395
Interest income, net	(13)	(316)	(54)	(1,496)
Depreciation and amortization	1,645	1,689	4,943	5,176
EBITDA	34,021	26,011	102,071	73,787
Stock-based compensation	4,365	3,726	15,239	13,326
EBITDAS	$38,386	$29,737	$117,310	$87,113

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

At October 1, 2021, we had net assets of approximately $9.5 million with a functional currency of the British Pound, net assets of approximately $3.7 million with a functional currency of the Chinese Yuan, and net assets of approximately $8.5 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, China, and Hong Kong, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At October 1, 2021, we had net assets denominated in non-functional currencies of approximately $4.0 million.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of October 1, 2021, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended October 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors previously discussed under the heading “Risk Factors” in the Company’s 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended October 1, 2021 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 3 to July 30	-	$-	-	$68,455
July 31 to August 27	-	-	-	$68,455
August 28 to October 1	-	-	-	$68,455
Total	-	$-	-	$68,455

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

Date: November 5, 2021
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Chief Financial Officer