Form 10-K
period 2021-12-31
EXPONENT INC
filed 2022-02-25
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	EXPO	Nasdaq Global Select Market

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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sales price of the common stock as reported on the NASDAQ Global Select Market on July 2, 2021, the last business day of the registrant’s most recently completed second quarter, was $3,445,619,669. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of July 2, 2021 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 18, 2022 was 52,116,161.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders to be held on June 2, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.
Auditor Name: KPMG, LLP	Auditor Location: San Francisco, California	Audit Firm ID: 185

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2021

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and incorporates by reference, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the COVID-19 pandemic (including factors relating to measures implemented by governmental authorities or by us to promote the safety of our employees, vendors and clients; other direct and indirect impacts on our business and the businesses of our clients, vendors and other partners; impacts which may, among other things, adversely affect our clients’ ability to utilize our services at the levels they have previously; disruptions of access to our facilities or those of our clients or third parties; and increased and potentially significant economic uncertainty and volatility, including credit and collectibility risks and potential disruptions of capital and credit markets), the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

GENERAL

Exponent, Inc., together with its subsidiaries, (“Exponent”, the “Company”, “we”, “us” and “our”) is a science and engineering consulting firm that provides solutions to complex problems. Our interdisciplinary team of scientists, physicians, engineers, and business consultants draws from more than 90 technical disciplines to solve the most pressing and complicated challenges facing stakeholders today. The firm leverages over 50 years of experience in analyzing accidents and failures to advise clients as they innovate their technologically complex products and processes, ensure the safety and health of their users, and address the challenges of sustainability.

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

CLIENTS

General

Exponent serves clients in chemical, construction, consumer products, energy, food, beverage and nutrition, government, life sciences, insurance, manufacturing, technology, industrial equipment, transportation and other sectors of the economy. Many of our engagements are initiated directly by large corporations or by lawyers or insurance companies whose clients anticipate, or are engaged in, litigation related to their products, equipment, processes or services. The scope of our services in failure prevention and technology evaluation has grown as the technological complexity of products has increased over the years. During 2021, we provided services representing approximately 28%, 15%, 13% and 11% of revenues to clients in the consumer products industry, energy and utilities industries, transportation industry and chemical industry, respectively.

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a time and material basis, charging in the latter case hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $180 to $850 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

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

Our team of interdisciplinary scientists and engineers designs sampling plans, surveys, and experiments to create, manage, and analyze data sets of all sizes and varieties. User-focused visualizations support data-driven decision-making and help clients measure risks and benefits to determine appropriate courses of action. Utilizing rigorous statistical methods, our team can help assess and improve quality and reliability and mitigate risk. Our experience helps clients build products that perform for a wide variety of users while preventing data bias, collecting personal data with consideration for privacy, and managing the risks associated with global data collection.

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

We review warnings and labeling issues related to consumer products, pharmaceuticals, motor vehicles, medical devices and industrial products supporting the development of safety information to accompany products and assessing claims that the safety information provided was inadequate. We apply our expertise in human behavior, warnings, and decision making in class actions suits, and in evaluating claims seeking to establish a class. In addition, we assist manufacturers with compliance with regulatory guidelines related to products and work with them regarding analysis of adverse event reports and consumer complaints in publicly available databases overseen by the Consumer Product Safety Commission and the U.S. Food and Drug Administration.

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

Over the past year, our Materials and Corrosion Engineering Practice helped clients solve critical materials-related issues in the consumer electronics, medical devices, battery systems, chemical processing, transportation, energy, utilities, and aerospace fields, among others.

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

During the past year, our Chemical Regulation and Food Safety staff have conducted a wide array of work. The European and U.S. sides of the practice were jointly involved with ongoing support of multiple new pesticide active ingredients and end-use products. The European side of our business was involved with many projects related to plant protection and biocidal product regulatory submissions, from new active substances and those under review to product-specific dossiers for European member states. Due to the pandemic numerous regulatory dossiers and risk assessments were prepared for emergency registration of biocidal products (surface disinfectants and hand sanitizers) throughout Europe. In addition, we provided many specialist assessments relating to human and environmental exposure and product efficacy as well as national and international Maximum Residue Limit/import tolerance submissions covering countries such as South Korea, Taiwan and Hong Kong. In Europe and the U.S., we continued to provide clients with regulatory compliance support for food contact materials, food additives, novel foods, nutrition-related analyses, as well as undertaking safety assessments for food and cosmetics products. We also provided proactive and reactive product safety and litigation support. For industrial chemicals, we continued to provide full regulatory support for our clients who prepared and submitted registrations and risk assessments. Our European and U.S. offices were active supporting our clients with their E.U. Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH) and U.S. Toxic Substances Control Act regulatory requirements. Our U.S. offices continued to provide services related to new pesticide active ingredients and end-use product development and registrations in the U.S., Canada, and Mexico, registration review by the U.S. Environmental Protection Agency, new requirements related to the U.K. leaving the E.U., state registration support, import tolerances in the U.S. and Canada, inert ingredient approvals, due diligence related to product and/or business sales, and data compensation.

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

Health Sciences

Our health scientists, including epidemiologists, toxicologists, industrial hygienists, exposure scientists, air quality scientists, biostatisticians, risk assessment scientists, and physicians, apply scientific and medical principles to examine and address complex human-health-related risk, benefit, and value issues in a variety of settings.  Our consultants are recognized nationally and internationally for their outstanding expertise and credentials, and their decades of experience in government, academia, and industry sectors.  Our work has included numerous community and environmental health assessments, disease cluster investigations, survey research, cohort and case-control studies, exposure assessment and simulation studies, biologically based modeling, meta-analyses, and state-of-the-art literature reviews.  We have addressed critical issues for clients on industrial chemicals, pesticides, mineral fibers, drugs, medical devices, consumer products, nanotechnology, and other agents and products as they relate to human health risk.

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

In the past year, we have added several pharmacoepidemiologists and health economic experts in market access and value-based health care, expanding our team to providing expertise in the development and application of real-world evidence (RWE) for regulated medical products (drugs and biologics, vaccines, devices, and combination products); digital therapeutics; and care delivery models across the product life cycle from pre-approval planning to market access to post-approval safety evaluation and regulatory consulting on emergent safety issues.   Our Health Sciences team, working closely with Data Sciences, Human Factors, Polymers Science & Materials Chemistry, and other Practices, now has considerable expertise in healthcare data science; strategy, design, and application of health economics and outcomes research (HEOR) such as burden-of-illness assessment; selection, quality assessment, and analysis of electronic health records (EHR) and healthcare claims data; regulatory science, pharmacovigilance, and post-marketing requirement (PMR) support; health technology assessment (HTA) and dossier submissions; disease surveillance; meta-analysis; and the explication of methodological issues such as randomization, bias, data linkages, drug interactions, and identification of high-risk populations. In collaboration with our toxicologists and industrial hygienists, we can leverage our global regulatory knowledge to help design and perform chemical characterization studies; evaluate health risks of reagents, excipients, degradants, and impurities in drug products; perform toxicological assessments to derive permissible daily exposure levels; and develop product-specific exposure and/or occupational limits for extractables in combination products and in pharmaceutical ingredients.

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

HUMAN CAPITAL

Exponent's vision is to engage the brightest scientists and engineers to empower clients with solutions for a safe, healthy, sustainable and technologically complex world. Attracting, exciting, developing, and rewarding exceptional people with diverse backgrounds and expertise are central to our corporate mission. As a pre-eminent global engineering and scientific consulting firm, we continuously create opportunity for hundreds of talented staff. Exponent's culture actively supports the development of our professionals and their potential by creating a stimulating, growth-oriented and inclusive environment. Our programs, tools, and processes support the development of science and engineering consultants who balance exceptional technical prowess and objectivity with sound business acumen, corporate and support staff who empower expansion into multiple markets, and leaders who inspire outstanding performance.

As of December 31, 2021, we employed 1,215 full-time, part time and hourly employees, including 955 engineering and scientific staff, 75 technical support staff and 185 administrative and support staff. Our staff includes 856 employees with advanced degrees, of which 645 employees have achieved the level of Ph.D., Sc.D., or M.D. As of December 31, 2021 approximately 87% of our employees are located in the United States and 13% are located in other global regions.

Technical full-time equivalent employees is a key metric that we use to analyze our revenues. During 2021 technical full-time equivalent employees decreased 1% to 900 as compared to 912 during the prior year. The decrease in technical full-time equivalent employees was due in part to the divestiture of our German subsidiary in April of 2020. During the fourth quarter of 2021, technical full-time equivalent employees increased 1% to 921 as compared to 909 during the fourth quarter of 2020. We attribute our ability to grow technical full-time equivalent employees to a number of factors, including exciting and challenging assignments, strong leadership and management, the opportunity to learn new skills and advance careers, along with competitive and equitable total rewards. To ensure a compelling total rewards philosophy and practice, we have practices in place to deliver fair and equitable compensation for employees based on their contribution and performance. We also offer a comprehensive set of benefits for employees and their families.

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

Recruiting

We are working to identify and meet candidates from increasingly diverse backgrounds and to minimize bias in our screening process. Through our university recruiting program we engage graduate students at over 100 universities. Our outreach to students who are members of affinity groups on campus supports diversification of our candidate pool. We are committed to broadening relationships with historically black colleges and universities with graduate programs in our technical disciplines. Our recruiting teams also identify diverse candidates from employee referrals, website applicants, and conferences. Our leaders are continuously engaged with experienced consultants in other firms to stay alert to trends in the industry and to recruit. We employ a behavioral and technical competency-based interviewing process to reduce bias in our candidate screening.

People Development

We encourage training for all employees and provide training opportunities at all levels on a variety of technical and soft skills topics. We work to ensure that our people receive equitable opportunities and training and that our development pathways are free from bias.

We conduct regular seminars on diversity, equity and inclusion topics and engage employees in discussions on these topics.  We have multiple employee networks made up of groups of employees that form based on shared identities / life experiences to provide support and allyship to each other and enhance the employee experience.  We have a diversity, equity and inclusion advisory committee chaired by our CEO that consists of employees across all levels, geographies and departments.  Their role is to

•	Offer advice and recommendations regarding diversity, equity and inclusion goals and actions
•	Serve as a mechanism for gathering information and feedback on diversity, equity and inclusion topics
•	Provide perspective on progress toward goals
•	Identify strategies to promote a diversity, equity and inclusion voice in all firm communications
•	Share perspective from different genders, affinity groups, levels, roles, ages, offices, and departments/practices
•	Support the connectivity between company leadership, employees and employee resource groups
•	Act as ambassadors of our diversity, equity and inclusion initiatives to employees, clients, candidates, investors, and other stakeholders

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

Communication

We encourage employee investment in the firm’s success by engaging with them through annual leadership meetings and quarterly all-employee meetings. We also encourage our line management to invest in employees' physical, cognitive, and emotional energy through their work. Employee engagement surveys and diversity, equity, and inclusion surveys are conducted annually to solicit, collect, and disseminate feedback in our effort to continually improve our work environment. Exponent maintains an online suggestion box for employees to express ideas for improving our work environment. Exponent also provides new parent affinity groups and a shared online workspace for balancing work and parenting life.

Outreach

In November of 2021, Exponent made a gift of $250,000 to the Georgia Tech Foundation, Inc. designated for the newly established Exponent Dean’s Scholarship Endowment in the College of Engineering. The Exponent Dean’s Scholarship will provide support to undergraduate students with demonstrated financial need pursing degrees in the College of Engineering, with preference given to underrepresented minorities, female, nonbinary, LGBTQ+, or disabled students. We support the initiatives of our employees as they seek local service opportunities, and we are developing strategies for deeper engagement in service through our participation in professional societies. Our

Volunteer Connection intranet site enables employees to share stories and pictures of outreach to their local communities and to encourage others to participate.

AVAILABLE INFORMATION

The address of our Internet website is www.exponent.com. We make available, free of charge through our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic and current Securities and Exchange Commission (“SEC”) reports, along with amendments to all of those reports, as soon as reasonably practicable after we file or furnish the reports with the SEC. Copies of material filed or furnished by us with the SEC may also be obtained by writing to us at our corporate headquarters, Exponent, Inc., Attention: Investor Relations, 149 Commonwealth Drive, Menlo Park, CA 94025, or by calling (650) 326-9400. The content of our Internet website is not incorporated into and is not part of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Exponent and their ages as of February 25, 2022 are as follows:

Name	Age	Position
Catherine Ford Corrigan, Ph.D. John J. Doyle, Dr.P.H.	53 51	President and Chief Executive Officer Group Vice President
Brad A. James, Ph.D.	56	Group Vice President
Harri K. Kytomaa, Ph.D.	63	Group Vice President
Steven J. Murray, Ph.D.	47	Group Vice President
John D. Pye, Ph.D.	51	Group Vice President
Richard Reiss, Sc.D.	55	Group Vice President
Maureen T.F. Reitman, Sc.D.	53	Group Vice President
Richard L. Schlenker, Jr.	56	Executive Vice President, Chief Financial Officer and Corporate Secretary
Sally B. Shepard	61	Chief Human Resources Officer

Executive officers of Exponent are appointed by the Board of Directors of the Company (the “Board of Directors”) and serve at the discretion of the Board of Directors until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

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

John Doyle, Dr.P.H., joined the Company on May 17, 2021 as Group Vice President. From 2019 to 2021, Dr. Doyle served as Vice President, Global Healthcare Innovation Lead, at Pfizer where he led the Healthcare Innovation Center, tasked with transforming the company’s go-to-market model and building capabilities to enable Pfizer to thrive in a value-based healthcare marketplace providing equitable and affordable access to its medicine and vaccinees.  From 2016 to 2019, Dr. Doyle served as Senior Vice President and General Manager, Realworld Enterprise Solutions, at IQVIA where he led a global team providing technology-enabled real world evidence (RWE) platforms and distributed data networks to help transform clinical, commercial, and medical operations for the biopharmaceutical industry. From 2014 to 2016, Dr. Doyle served as Senior Vice President and Managing Director, Value and Outcomes Center of Excellence, at Quintiles. From 2007 to 2014 he served as Senior Vice President and Managing Director, Global Market Access, at Quintiles. Dr. Doyle has authored over 200 abstracts and original research articles in a variety of therapeutic areas, with special concentration in oncology. He received Doctor and Master of Public Health degrees in Epidemiology from the Mailman School of Public Health at Columbia University, where he maintains an adjunct faculty position.

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

Harri K. Kytomaa, Ph.D., joined the Company in 1994. He was promoted to Principal Engineer in 1999 and was appointed Corporate Vice President in 2006. Dr. Kytomaa was appointed Group Vice President in October 2016. Dr. Kytomaa received his Ph.D. (1986) in Mechanical Engineering and M.S. (1981) in Mechanical Engineering from the California Institute of Technology, and B.Sc. (1979) in Engineering Science from Durham University, England. He is a Registered Professional Engineer in nine states and a Certified Fire and Explosion Investigator in accordance with the National Association of Fire Investigators National Certification Board. Prior to joining Exponent, Dr. Kytomaa was Assistant Professor and Associate Professor of Mechanical Engineering at the Massachusetts Institute of Technology, where he was head of the Fluid Mechanics Laboratory.

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

Risks Related to Our Clients and Demand for Our Services

The effects of the COVID-19 pandemic have affected our operations and those of our clients. The duration and extent to which the COVID-19 pandemic will impact our future financial condition and results of operations remains uncertain.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, mark requirements, shelter-in-place orders, vaccination mandates, and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our financial condition and results of operations due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, compliance with these measures has impacted, and will likely continue to impact, our operations.

The vast majority of our employees have been working remotely since the implementation of government measures to contain the virus. These remote working arrangements may result in inefficiencies, delays and additional costs and risks. In addition, most of our clients are also working remotely, which may delay the initiation of new projects and the execution of on-going work. Some of our litigation support projects paused due to courthouse closures and associated legal delays. Travel restrictions have delayed work that requires inspection of a site or a product that cannot be shipped. The pandemic has also negatively impacted our ability to conduct user studies. Vaccination mandates may negatively impact our recruiting and employee retention.

The COVID-19 pandemic also raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our services and impact our financial condition and results of operations even after the pandemic is contained and the containment measures are lifted. We believe that our existing balances of cash, cash equivalents, and cash generated from operations are sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months. However, we continue to monitor the impact of the COVID-19 pandemic on our cash flows and on the credit and financial markets.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the emergence of new variants, the efficacy of vaccines, and the impact of these and other factors on our employees and clients. Additionally, the other risks described in this section may be exasperated by the COVID-19 pandemic. There can be no assurance, however, that the ultimate impact on our financial condition and results of operations will not be material. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business.

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

We have experienced, and expect to continue to be subjected to, security breaches and threats, none of which have been material to us to date. Despite the implementation of security and business continuity measures, our information technology infrastructure and networks are vulnerable to electronic breaches of security. Such breaches could lead to disruptions of our operations and potential unauthorized disclosure of confidential and/or personal information, which could result in legal claims or proceedings. Our systems and data are protected by a comprehensive Information Security program detailed in our Information Security Management System. Dedicated security, privacy, information governance, and compliance professionals maintain the program with oversight provided by the Board of Directors in conjunction with senior leadership. Our Information Security team conducts risk assessments, performs regular risk reviews, and tracks risks using a documented risk-register process. While we have taken reasonable steps to prevent and mitigate the damage of a security breach by continuously improving our design and coordination of security controls across our business, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks.

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

In addition to our offices in the United States, we have a presence in the United Kingdom, Switzerland, Hong Kong, China, Singapore, Ireland, and Canada, and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; tariffs/trade disputes and other trade barriers including the United Kingdom’s decision to leave the European Union; geopolitical risks that could result in an adverse impact to our clients and Exponent, such as cyberattacks; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010; managing the risks associated with global privacy and data security laws and regulations including the General Data Protection Regulation in Europe; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; potentially adverse tax consequences; other impending legislation that could add additional risks to the business; and the COVID-19 pandemic and resulting restrictions on business activity, which vary significantly by region.

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

Our cash equivalent portfolio as of December 31, 2021 consisted primarily of obligations of the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of December 31, 2021, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Impairment of goodwill may require us to record a significant charge to earnings.

On our balance sheet as of December 31, 2021, we have $8,607,000 of goodwill subject to periodic evaluation for impairment. Failure to achieve sufficient levels of cash flow at reporting units, the loss of key employees, changes to the scope of operations of our business or a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is required to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

Impairment of long-lived assets or restructuring activities may require us to record a significant charge to earnings.

Our long-lived assets, including our office, laboratory and warehouse space in Menlo Park, California, our Test and Engineering Center in Phoenix, Arizona, and our office and laboratory facilities in Natick, Massachusetts, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at the asset group level could result in impairment of our long-lived assets. In addition, we have operating lease right-of-use assets for office and laboratory space which are also subject to impairment. Changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges. The COVID-19 pandemic raises the possibility of an extended global economic downturn, which increases the risk of long-lived asset impairment charges.

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

Our Test and Engineering Center (TEC) occupies 147 acres in Phoenix, Arizona. We lease this land from the state of Arizona under a 30-year lease agreement that expires in January 2028 and have options to renew for two 15-year periods. We constructed a 21,613 square foot indoor test facility as well as a 44,053 square foot engineering and test preparation building at the TEC.

Our office facilities in Natick, Massachusetts, consist of a 60,480 square foot building, with office and laboratory space located on a 2.9 acre tract of land that we own and an adjacent building that consists of 9,100 square feet of office space located on a 0.81 acre tract of land that we also own.

In addition, we lease office and laboratory space in 20 other locations in 13 states and the District of Columbia, as well as in China, Hong Kong, Singapore, Switzerland and the United Kingdom. Leases for these offices and laboratory facilities have terms generally ranging between one and 10 years.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, under the symbol “EXPO.”

As of February 18, 2022, there were 176 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended December 31, 2021 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
October 2 to October 29	—	$—	—	$68,455
October 30 to November 26	—	$—	—	$68,455
November 27 to December 31	—	$—	—	$68,455
Total	—	$—	—

Repurchases of the Company’s common stock were affected pursuant to a repurchase program authorized by the Company’s Board of Directors. On January 31, 2019, the Company’s Board of Directors announced $75,000,000 for the repurchase of the Company’s common stock. On May 29, 2020, the Company’s Board of Directors announced an additional $45,000,000 for the repurchase of the Company’s common stock. On February 22, 2022 the Company’s Board of Directors announced an additional $150,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates.

COMPANY STOCK PRICE PERFORMANCE GRAPH

This graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2017 through 2021 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2016. Note that the historic price performance is not necessarily indicative of future price performance.

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021.

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

Estimating the allowance for contract losses and doubtful accounts. We make estimates of our ability to collect accounts receivable and our unbilled but recognized work-in-process. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us or for disputes with customers that affect our ability to fully collect our accounts receivable and unbilled work-in-process, we record a specific allowance to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers we recognize allowances for contract losses and doubtful accounts taking into consideration factors such as historical write-offs, customer concentration, customer creditworthiness, current and forecasts of future economic conditions, and aging of amounts due.

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	Percentage of Revenues for		Period to
	Fiscal Years		Period Change
	2021	2020	2021 v 2020
Revenues	100.0%	100.0%	16.6%

Operating expenses:
Compensation and related expenses	59.6	62.5	11.2
Other operating expenses	7.0	8.1	1.1
Reimbursable expenses	6.7	5.4	46.2
General and administrative expenses	3.3	3.2	18.6
	76.6	79.2	12.9
Operating income	23.4	20.8	30.8

Other income, net	3.6	3.4	23.5

Income before income taxes	27.0	24.2	29.8

Provision for income taxes	5.3	3.6	71.3

Net income	21.7%	20.6%	22.6%

EXECUTIVE SUMMARY

Revenues for 2021 increased 17% and revenues before reimbursements increased 15% as compared to the prior year. The increase in revenues before reimbursements was due to an increase in billable hours and an increase in billing rates. Our multi-disciplinary team of engineers and scientists continues to deliver unique and innovative solutions as we broaden our client base and deepen our relationships. Among our proactive services, demand for human factors and machine learning studies was strong throughout 2021 and is expected to continue as clients seek data to improve user experience and advance product performance. At the same time, within our reactive services, litigation related work continues to recover as courts further adapt operating procedures to the COVID-19 environment. Over the last year we further evolved our capabilities, ensuring we can support our clients as they seek to deliver safer, healthier, and more sustainable products and services.

Growth during 2021 was broad-based, with continued strong demand for our services across the utilities, consumer electronics, consumer products, life sciences and automotive sectors. Growth was also driven by our proactive safety-related work evaluating the impacts of chemicals on human health and the environment.

Society is raising the bar for safety, health, sustainability and reliability, and clients are increasingly seeking our interdisciplinary proactive solutions. As our suite of offerings and key markets expands, so does the demand for our multidisciplinary services. At the onset of the COVID-19 pandemic, we acted swiftly in the face of uncertainty to align our business to protect profitability, but as demand for our services increased, we accelerated our recruiting efforts. While the job market for engineering and scientific talent remains highly competitive, we persist in our ability to attract world-class talent.

Net income was $101,202,000 during 2021 as compared to $82,552,000 during 2020. Diluted earnings per share increased to $1.90 for 2021 as compared to $1.55 for 2020. Net income and diluted earnings per share for 2021 and 2020 benefited from the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards decreased to $10,009,000 during 2021 as compared to $12,258,000 during 2020. The decrease in the excess tax benefit was due to a smaller increase in value of our common stock between the grant date and the release date for the restricted stock units released during 2021 as compared to 2020.

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

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2021

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2021 included 52 weeks of activity and ended on December 31, 2021. Fiscal period 2020 inluded 52 weeks of activity and ended on January 1, 2021. Fiscal period 2019 included 53 weeks of activity and ended on January 3, 2020. Fiscal period 2022 is 52 weeks and will end on December 30, 2022.

During 2021, billable hours increased 10% to 1,405,000 as compared to 1,273,000 during 2020. Our utilization increased to 75% for 2021 as compared to 67% for 2020. Technical full-time equivalent employees decreased 1% to 900 for 2021 as compared to 912 for 2020. We continue to selectively hire key talent to expand our capabilities.

FISCAL YEARS ENDED DECEMBER 31, 2021 AND JANUARY 1, 2021

Revenues

(In thousands except percentages)	Fiscal Years		Percent
	2021	2020	Change
Engineering and Other Scientific	$380,909	$319,346	19.3%
Percentage of total revenues	81.7%	79.9%
Environmental and Health	85,360	80,554	6.0%
Percentage of total revenues	18.3%	20.1%
Total revenues	$466,269	$399,900	16.6%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During 2021, billable hours for this segment increased by 13% to 1,101,000 as compared to 976,000 during 2020. Utilization for this segment increased to 77% for 2021 as compared to 67% for 2020 due to increased workflow and a decrease in technical full-time equivalent employees. Growth during 2021 was broad-based, with continued strong demand for our services across the utilities, consumer electronics, consumer products, life sciences, and automotive sectors. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels. Technical full-time equivalent employees in this segment decreased 2% to 688 during 2021 as compared to 704 for 2020. The decrease in technical full-time equivalent employees was due in part to the divestiture of our German subsidiary in April of 2020.

The increase in revenues from our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During 2021, billable hours for this segment increased by 2% to 304,000 as compared to 297,000 during 2020. Growth in this segment, which saw less impact from business restrictions in 2020, was primarily driven by our proactive safety-related work evaluating the impacts on chemicals on human health and the environment. Utilization for this segment was 69% for both 2021 and 2020. Technical full-time equivalents increased 2% to 212 during 2021 as compared to 208 for 2020 due to our recruiting and retention efforts.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2021	2020	Change
Compensation and related expenses	$278,047	$250,041	11.2%
Percentage of total revenues	59.6%	62.5%

The increase in compensation and related expenses during 2021 was due to an increase in bonus expense, a change in the value of assets associated with our deferred compensation plan, an increase in wages, and an increase in fringe benefits. During 2021, bonus expense increased by $15,186,000 due to a corresponding increase in the bonus pool, which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. During 2021, deferred compensation expense increased $6,702,000 with a corresponding increase to other income, net, as compared to the prior year due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $14,730,000 during 2021 as compared to an increase in the value of the plan assets of $8,028,000 during 2020. Wages increased $3,280,000 during 2021 due to the impact of our annual salary increase. Fringe benefits increased $2,708,000 during 2021 due to an employee retention credit that we claimed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) for $2,230,000 during 2020. There was no CARES Act credit claimed during 2021. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2021	2020	Change
Other operating expenses	$32,594	$32,234	1.1%
Percentage of total revenues	7.0%	8.1%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in information technology related expenses partially offset by a decrease in depreciation expense and a decrease in occupancy expense. We expect other operating expenses to grow as we selectively add new talent, make additional investments in our corporate infrastructure, and transition our workforce back to our offices as COVID-19 pandemic-related business restrictions are lifted.

Reimbursable Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2021	2020	Change
Reimbursable expenses	$31,419	$21,488	46.2%
Percentage of total revenues	6.7%	5.4%

The amount of reimbursable expenses will vary from year to year depending on the nature of our projects. The increase in reimbursable expenses during 2021 was primarily due an increase in project-related travel and other project-related expenses as COVID-19 pandemic-related business and travel restrictions eased.

General and Administrative Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2021	2020	Change
General and administrative expenses	$15,282	$12,888	18.6%
Percentage of total revenues	3.3%	3.2%

The increase in general and administrative expenses during 2021 was primarily due to an increase in outside consulting services of $425,000, an increase in liability insurance premiums of $366,000, an increase in legal fees of $349,000, an increase in charitable contributions of $201,000, an increase in employee relocation of $190,000, an increase in employee relations of $173,000, an increase marketing and business development expenses of $165,000, and several other individually insignificant increases. The increase in outside consulting during 2021 was due to the completion of several projects associated with investments in our corporate infrastructure. There was a lower level of activity during 2020 in outside consulting due to the COVID-19 pandemic. The increase in liability insurance premiums was due to pricing increases associated with our annual insurance renewal. The increase in legal fees was primarily due to compliance costs associated with our international operations. The increase in charitable contributions was due to a gift of $250,000 to the Georgia Tech Foundation for the newly established Exponent Dean’s Scholarship Endowment in the College of Engineering. The increases in employee relocation, employee relations, and marketing and business development expenses were due to an increase in human capital and business development activities. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts, and pursue staff development initiatives.

Operating Income

(In thousands except percentages)	Fiscal Years		Percent
	2021	2020	Change
Engineering and Other Scientific	$140,400	$100,616	39.5%
Environmental and Health	27,952	26,728	4.6%
Total segment operating income	168,352	127,344	32.2%
Corporate operating expense	(59,425)	(44,095)	34.8%
Total operating income	$108,927	$83,249	30.8%

The increase in operating income for our Engineering and Other Scientific segment during 2021 as compared to 2020 was due to an increase in revenues driven by an increase in the utilization. Utilization for this segment increased to 77% for 2021 as compared to 67% during 2020 due to increased workflow and a 2% decrease in technical full-time equivalent employees. Growth during 2021 was broad-based, with continued strong demand for our services across the utilities, consumer electronics, consumer products, life sciences, and automotive sectors. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels.

The increase in operating income for our Environmental and Health segment during 2021 as compared to 2020 was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth in this segment, which saw less impact from business restrictions in 2020, was primarily driven by our proactive safety-related work evaluating the impacts on chemicals on human health and the environment.

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

The increase in corporate operating expenses during 2021 as compared to 2020 was primarily due to an increase in deferred compensation expense. During 2021, deferred compensation expense increased $6,702,000 with a corresponding increase to other income, net, as compared to the prior year due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $14,730,000 during 2021 as compared to an increase in the value of the plan assets of $8,028,000 during 2020. During 2020 we claimed an employee retention credit for $2,230,000 under the CARES Act. This credit was excluded from fringe benefits in our measure of segment operating income. There was no CARES Act credit claimed during 2021. Corporate operating expenses also increased due to increases in costs associated with our human resources, finance, information technology, and business development groups as we continue to make investments in these areas to support our growth.

Other Income

(In thousands except percentages)	Fiscal Years		Percent
	2021	2020	Change
Other income	$16,910	$13,687	23.5%
Percentage of total revenues	3.6%	3.4%

Other income consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The increase in other income was primarily due to the change in value of assets associated with our deferred compensation plan partially offset by a decrease in interest income, a change in the realized gain/loss on foreign exchange, and a decrease in rental income. During 2021, other income, net, increased $6,702,000 with a corresponding increase to deferred compensation expense as compared to the prior year due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $14,730,000 during 2021 as compared to an increase in the value of the plan assets of $8,028,000 during 2020. During 2021 interest income decreased by $1,639,000 due to lower interest rates for our cash equivalents and short-term investments. During 2021, other income, net, decreased by $1,109,000 as compared to 2020 due to a change in the realized gain/loss on foreign exchange. This decrease consisted of a realized loss on foreign exchange of $517,000 during 2021 as compared to a realized gain on foreign exchange of $592,000 during 2020. During 2021, rental income decreased $692,000 as compared to 2020 due to an increase in our vacancy rate.

Income Taxes

(In thousands except percentages)	Fiscal Years		Percent
	2021	2020	Change
Income taxes	$24,635	$14,384	71.3%
Percentage of total revenues	5.3%	3.6%
Effective tax rate	19.6%	14.8%

The increase in our effective tax rate was due to a decrease in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards decreased to $10,009,000 during 2021 as compared to $12,258,000 during 2020. The decrease in the excess tax benefit was due to a smaller increase in the value of our common stock between the grant date and the release date for the restricted stock units released during 2021 as compared to 2020. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.5% for both 2021 and 2020.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$124,568	$103,312
Investing activities	$38,178	$5,024
Financing activities	$(62,753)	$(88,355)

We financed our business in 2021 through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents and short-term investments. As of December 31, 2021, our cash and cash equivalents were $297,687,000 as compared to $242,526,000 at January 1, 2021. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

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

Net cash provided by operating activities was $124.6 million for 2021 as compared to $103.3 million in 2020.

During 2021 and 2020, net cash provided by investing activities was primarily related to the purchase and maturity of short-term investments and capital expenditures.

The decrease in net cash used in financing activities during 2021 as compared to 2020 was due to a decrease in repurchases of our common stock and a decrease in the proceeds from the exercise of stock-based payment awards partially offset by an increase in our quarterly dividend payment.

We lease office, laboratory, and storage space in 13 states and the District of Columbia, as well as in China, Hong Kong, Singapore, Switzerland, and the United Kingdom under non-cancellable operating lease arrangements that expire at various dates through 2028. As of December 31, 2021, the value of our obligations under operating leases was $16,763,000. See Note 12 of our Notes to Consolidated Financial Statements for additional information regarding our lease obligations. The value of our non-cancellable unconditional purchase obligations was not material at December 31, 2021.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends, procure facilities and equipment or strategically acquire professional service firms that are complementary to our business.

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $100,999,000 were recorded as a long-term liability on our consolidated balance sheet at December 31, 2021. Vested amounts due under the plans of $9,380,000 were recorded as a current liability on our consolidated balance sheet at December 31, 2021. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of December 31, 2021, invested amounts under the plans of $99,962,000 were recorded as a long-term asset on our consolidated balance sheet. As of December 31, 2021, invested amounts under the plans of $9,380,000 were recorded as a current asset on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for 2021 and 2020:

(In thousands, except percentages)	Fiscal Years
	2021	2020
Revenues before reimbursements	$434,850	$378,412
EBITDA	$132,258	$102,102
EBITDA as a % of revenues before reimbursements	30.4%	27.0%

The increase in EBITDA as a percentage of revenues before reimbursements during 2021 as compared to 2020 was primarily due to the 15% increase in revenues before reimbursements and slower growth in compensation and related expenses and other operating expenses. The increase in revenues before reimbursements was due to an increase in billable hours and an increase in billing rates. Our multi-disciplinary team of engineers and scientists continues to deliver unique and innovative solutions as we broaden our client base and deepen our relationships. Among our proactive services, demand for human factors and machine learning studies was strong throughout 2021 and is expected to continue as clients seek data to improve user experience and advance product performance. At the same time, within our reactive services, litigation related work continues to recover as courts further adapt operating procedures to the COVID-19 environment. Over the last year we further evolved our capabilities, ensuring we can support our clients as they seek to deliver safer, healthier, and more sustainable products and services. The slower growth in compensation and related expenses during 2021 was due to a decrease in technical full-time equivalent employees. Due to our recruiting efforts, hiring has picked up over the last several months despite the competitive market for engineering and scientific talent. As such we expect compensation and related expenses to increase. The slower growth in other operating expenses was primarily due to the continued business restrictions associated with the COVID-19 pandemic. We expect other operating expenses to increase as COVID-19 pandemic-related business restrictions are eased.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for 2021 and 2020:

(In thousands)	Fiscal Years
	2021	2020
Net income	$101,202	$82,552
Add back (subtract):
Income taxes	24,635	14,384
Interest income	(66)	(1,705)
Depreciation and amortization	6,487	6,871
EBITDA	132,258	102,102
Stock-based compensation	19,263	17,278
EBITDAS	$151,521	$119,380

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Exponent is exposed to interest rate risk associated with our balances of cash and cash equivalents. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average effective maturities in accordance with the Company’s investment policy. The maximum effective maturity of any issue in our portfolio of cash equivalents and short-term investments is three years and the maximum average effective maturity of the portfolio cannot exceed 12 months.

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

At December 31, 2021, we had net assets of approximately $12.6 million with a functional currency of the British Pound, net assets of approximately $6.4 million with a functional currency of the Chinese Yuan, and net assets of approximately $7.8 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, China, and Hong Kong respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains/(losses) on these foreign currency transactions and the re-measurement of monetary assets and liabilities. At December 31, 2021, we had net assets denominated in the non-functional currency of approximately $5.8 million.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance, but not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

(c)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (the "Proxy Statement"). See Part 1, Item 1 of this Annual Report on Form 10-K for information regarding the executive officers of the Company.

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

The following financial statement schedule of Exponent, Inc. for the years ended December 31, 2021, January 1, 2021 and January 3, 2020 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

Page

Schedule II - Valuation and Qualifying Accounts	63

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.	Exhibits

Page

(a) Exhibit Index	64

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Exponent, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of December 31, 2021 and January 1, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and January 1, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Collectibility of accounts receivable

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for contract losses and doubtful accounts was $4.4 million as of December 31, 2021. The Company’s accounts receivable, net was $139.9 million as of December 31, 2021 which represents 20% of total assets and 30% of revenue for the year ended December 31, 2021. As discussed in Note 1, the Company maintains allowances to estimate their ability to collect financial obligations from customers. The Company records a specific allowance in circumstances where the Company is aware of a dispute with a specific customer or a specific customer’s inability to meet its financial obligations.

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

San Francisco, California
February 25, 2022

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2021	2020	2019
Revenues:
Revenues before reimbursements	$434,850	$378,412	$391,390
Reimbursements	31,419	21,488	25,809
Revenues	466,269	399,900	417,199

Operating expenses:
Compensation and related expenses	278,047	250,041	252,197
Other operating expenses	32,594	32,234	33,562
Reimbursable expenses	31,419	21,488	25,809
General and administrative expenses	15,282	12,888	20,520
Total operating expenses	357,342	316,651	332,088
Operating income	108,927	83,249	85,111

Other income:
Interest income	66	1,705	3,912
Miscellaneous income, net	16,844	11,982	15,167
Income before income taxes	125,837	96,936	104,190

Provision for income taxes	24,635	14,384	21,730
Net income	$101,202	$82,552	$82,460

Net income per share:
Basic	$1.92	$1.58	$1.56
Diluted	$1.90	$1.55	$1.53
Shares used in per share computations:
Basic	52,610	52,388	52,691
Diluted	53,331	53,323	53,884

Cash dividends declared per common share	$0.80	$0.76	$0.64

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2021	2020	2019
Net income	$101,202	$82,552	$82,460
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0, $0, and $0, respectively	14	65	145
Reclassification adjustment for currency translation adjustments on planned disposal of a subsidiary, net of tax of $0, included in miscellaneous income, net on the consolidated statement of income	—	—	601
Unrealized gain/(loss) arising during the period on investments, net of tax of $2, $79 and $(114), respectively	(65)	(237)	347
Comprehensive income	$101,151	$82,380	$83,553

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)	December 31, 2021	January 1, 2021
Assets
Current assets:
Cash and cash equivalents	$297,687	$197,525
Short-term investments	—	45,001
Accounts receivable, net of allowance for contract losses and doubtful accounts of $4,423 and $3,995, respectively	139,861	111,565
Prepaid expenses and other current assets	15,214	12,741
Total current assets	452,762	366,832

Property, equipment and leasehold improvements, net	59,971	59,823
Operating lease right-of-use assets	14,370	19,322
Goodwill	8,607	8,607
Deferred income taxes	46,546	40,539
Deferred compensation plan assets	99,962	83,731
Other assets	1,521	1,242
Total assets	$683,739	$580,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$24,504	$16,327
Accrued payroll and employee benefits	103,552	83,194
Deferred revenues	19,762	11,800
Operating lease liabilities	5,164	5,987
Total current liabilities	152,982	117,308

Other liabilities	2,886	2,986
Deferred compensation plan liabilities	100,999	83,961
Operating lease liabilities	9,807	14,343
Total liabilities	$266,674	$218,598

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued	66	66
Additional paid-in capital	281,419	265,328
Accumulated other comprehensive income/(loss)
Investment securities, available for sale	—	65
Foreign currency translation adjustments	(1,983)	(1,997)
	(1,983)	(1,932)
Retained earnings	478,370	421,809
Treasury stock, at cost: 13,591 and 13,903 shares held, respectively	(340,807)	(323,773)
Total stockholders’ equity	417,065	361,498
Total liabilities and stockholders’ equity	$683,739	$580,096

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 28, 2018	65,707	$66	$227,283	$(2,853)	$342,024	14,208	$(252,611)	$313,909
Employee stock purchase plan	—	—	1,384	—	—	(27)	284	1,668
Exercise of stock options	—	—	(141)	—	—	(166)	1,702	1,561
Amortization of unrecognized stock-based compensation	—	—	8,710	—	—	—	—	8,710
Purchase of treasury shares	—	—	—	—	—	342	(21,957)	(21,957)
Foreign currency translation adjustments	—	—	—	145	—	—	—	145
Reclassification adjustment for currency translation adjustments on planned disposal of a subsidiary	—	—	—	601	—	—	—	601
Grant of restricted stock units to settle accrued bonus	—	—	7,947	—	—	—	—	7,947
Settlement of restricted stock units	—	—	(961)	—	(5,146)	(406)	(5,076)	(11,183)
Unrealized gain on investments	—	—	—	347	—	—	—	347
Dividends and dividend equivalent rights	—	—	713	—	(34,670)	—	—	(33,957)
Net income	—	—	—	—	82,460	—	—	82,460
Balance at January 3, 2020	65,707	$66	$244,935	$(1,760)	$384,668	13,951	$(277,658)	$350,251
Employee stock purchase plan	—	—	1,536	—	—	(24)	255	1,791
Exercise of stock options	—	—	1,996	—	—	(284)	2,944	4,940
Amortization of unrecognized stock-based compensation	—	—	9,165	—	—	—	—	9,165
Purchase of treasury shares	—	—	—	—	—	636	(40,049)	(40,049)
Foreign currency translation adjustments	—	—	—	65	—	—	—	65
Grant of restricted stock units to settle accrued bonus	—	—	8,645	—	—	—	—	8,645
Settlement of restricted stock units	—	—	(1,460)	—	(4,538)	(376)	(9,265)	(15,263)
Unrealized loss on investments	—	—	—	(237)	—	—	—	(237)
Dividends and dividend equivalent rights	—	—	511	—	(40,873)	—	—	(40,362)
Net income	—	—	—	—	82,552	—	—	82,552
Balance at January 1, 2021	65,707	$66	$265,328	$(1,932)	$421,809	13,903	$(323,773)	$361,498
Employee stock purchase plan	—	—	1,777	—	—	(20)	200	1,977
Exercise of stock options	—	—	657	—	—	(48)	477	1,134
Amortization of unrecognized stock-based compensation	—	—	9,296	—	—	—	—	9,296
Purchase of treasury shares	—	—	—	—	—	78	(7,000)	(7,000)
Foreign currency translation adjustments	—	—	—	14	—	—	—	14
Grant of restricted stock units to settle accrued bonus	—	—	7,637	—	—	—	—	7,637
Settlement of restricted stock units	—	—	(3,276)	—	(1,679)	(322)	(10,711)	(15,666)
Unrealized loss on investments	—	—	—	(65)	59	—	—	(6)
Dividends and dividend equivalent rights	—	—	—	—	(43,021)	—	—	(43,021)
Net income	—	—	—	—	101,202	—	—	101,202
Balance at December 31, 2021	65,707	$66	$281,419	$(1,983)	$478,370	13,591	$(340,807)	$417,065

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$101,202	$82,552	$82,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	6,487	6,871	6,806
Amortization of premiums and accretion of discounts on short-term investments	(11)	(163)	(516)
Provision for contract losses and doubtful accounts	1,958	1,849	2,224
Stock-based compensation	19,263	17,278	17,466
Deferred income tax provision	(6,005)	(3,639)	(2,845)
Changes in operating assets and liabilities:
Accounts receivable	(30,254)	6,724	(16,548)
Prepaid expenses and other current assets	(4,407)	(9,075)	(3,343)
Change in operating leases	(406)	(91)	205
Accounts payable and accrued liabilities	8,443	(2,646)	6,715
Accrued payroll and employee benefits	20,336	4,562	11,891
Deferred revenues	7,962	(910)	3,544
Net cash provided by operating activities	124,568	103,312	108,059

Cash flows from investing activities:
Capital expenditures	(6,826)	(4,987)	(23,038)
Purchase of short-term investments	(34,994)	(39,989)	(38,693)
Maturity of short-term investments	79,998	50,000	66,000
Net cash provided by investing activities	38,178	5,024	4,269

Cash flows from financing activities:
Payroll taxes for restricted stock units	(15,666)	(15,263)	(11,183)
Repurchase of common stock	(7,000)	(40,049)	(21,957)
Exercise of stock-based payment awards	3,111	6,732	3,229
Dividends and dividend equivalent rights	(43,198)	(39,775)	(33,503)
Net cash used in financing activities	(62,753)	(88,355)	(63,414)

Effect of foreign currency exchange rates on cash and cash equivalents	169	1,108	463
Net increase in cash and cash equivalents	100,162	21,089	49,377
Cash and cash equivalents at beginning of year	197,525	176,436	127,059
Cash and cash equivalents at end of year	$297,687	$197,525	$176,436

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2021 included 52 weeks of activity and ended on December 31, 2021. Fiscal period 2020 included 52 weeks of activity and ended on January 1, 2021. Fiscal period 2019 included 53 weeks of activity and ended on January 3, 2020. Fiscal period 2022 is 52 weeks and will end on December 30, 2022.

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

Allowances for Contract Losses and Doubtful Accounts

The Company maintains allowances for estimated losses resulting from the inability of customers to meet their financial obligations or for disputes that affect the Company’s ability to fully collect amounts due. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations or aware of a dispute with a specific customer, a specific allowance is recorded to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers the Company recognizes allowances for doubtful accounts based upon historical write-offs, customer concentration, customer creditworthiness, current and forecasts of future economic conditions, aging of amounts due and changes in customer payment terms.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Buildings are depreciated over their estimated useful lives ranging from 30 to 40 years. Equipment is depreciated over its estimated useful life, which generally ranges from two to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives, generally seven years, or the term of the related lease.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in 2021, 2020 or 2019.

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

The Company completed its annual assessment for all reporting units with goodwill for 2021 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly, there was no indication of impairment of goodwill for any of the Company’s reporting units and the quantitative goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in 2021, 2020 or 2019.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at December 31, 2021 and January 1, 2021.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2021	2020	2019
Shares used in basic per share computation	52,610	52,388	52,691
Effect of dilutive common stock options outstanding	241	333	458
Effect of unvested restricted stock units outstanding	480	602	735
Shares used in diluted per share computation	53,331	53,323	53,884

There were no equity awards excluded from the diluted per share calculation for 2021 and 2019. Common stock options to purchase 35,604 shares were excluded from the diluted per share calculation for 2020 due to their anti-dilutive effect.

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

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Fiscal Years
	2021	2020	2019
Engineering & Other Scientific	61%	61%	66%
Environmental and Health	17%	19%	18%
Total time and materials revenues	78%	80%	84%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Fiscal Years
	2021	2020	2019
Engineering & Other Scientific	21%	19%	15%
Environmental and Health	1%	1%	1%
Total fixed price revenues	22%	20%	16%

Deferred revenues represent amounts billed to clients in advance of services provided. During 2021 8,387,000 of revenues were recognized that were included in the deferred revenue balance at January 1, 2021. During 2020, $8,815,000 of revenues were recognized that were included in the deferred revenue balance at January 3, 2020. During 2019, $5,754,000 of revenue were recognized that were included in the deferred revenue balance at December 28, 2018.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third-party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $15,357,000, $9,408,000 and $14,409,000 during 2021, 2020 and 2019, respectively.

Note 3: Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2021:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$196,106	$—	$—	$196,106

Cash equivalents:
Money market securities	101,581	—	—	101,581
Total cash equivalents	101,581	—	—	101,581
Total cash and cash equivalents	297,687	—	—	297,687

Short-term investments:
U.S. Treasury securities	—	—	—	—
Total short-term investments	—	—	—	—
Total cash, cash equivalents and short-term investments	$297,687	$—	$—	$297,687

Cash, cash equivalents and short-term investments consisted of the following as of January 1, 2021:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$146,083	$—	$—	$146,083

Cash equivalents:
Money market securities	51,442	—	—	51,442
Total cash equivalents	51,442	—	—	51,442
Total cash and cash equivalents	197,525	—	—	197,525

Short-term investments:
U.S. Treasury securities	44,993	8	—	45,001
Total short-term investments	44,993	8	—	45,001
Total cash, cash equivalents and short-term investments	$242,518	$8	$—	$242,526

Note 4: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during 2021, 2020 and 2019. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2021 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$101,581	$101,581	$—	$—

Fixed income trading securities held in deferred compensation plan (2)	25,275	25,275	—	—

Equity trading securities held in deferred compensation plan (2)	84,067	84,067	—	—

Total	$210,923	$210,923	$—	$—

Liabilities
Deferred compensation plan (3)	110,379	110,379	—	—

Total	$110,379	$110,379	$—	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(3)	Included in accounts payable and accrued liabilities and deferred compensation plan liabilities on the Company’s consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 3, 2020 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$51,442	$51,442	$—	$—

Fixed income available for sale securities (2)	45,001	—	45,001	—

Fixed income trading securities held in deferred compensation plan (3)	26,274	26,274	—	—

Equity trading securities held in deferred compensation plan (3)	62,473	62,473	—	—

Total	$185,190	$140,189	$45,001	$—

Liabilities
Deferred compensation plan (4)	88,977	88,977	—	—

Total	$88,977	$88,977	$—	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.
(3)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s consolidated balance sheet.
(4)	Included in accounts payable and accrued liabilities and deferred compensation plan liabilities on the Company’s consolidated balance sheet.

Fixed income available-for-sale securities as of January 1, 2021 represent primarily obligations of the United States Treasury. Fixed income and equity trading securities as of December 31, 2021 and January 1, 2021 represent mutual funds held in the Company’s deferred compensation plan. See Note 11 for additional information about the Company’s deferred compensation plan.

At January 1, 2021 all short-term fixed income securities classified as short-term investments were due to mature within one year.

At December 31, 2021, and January 1, 2021, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at December 31, 2021, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at December 31, 2021 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during 2021, 2020 and 2019.

Note 5: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2021	2020
Property:
Land	$18,339	$18,339
Buildings	64,854	62,324
Construction in progress	526	650
Equipment:
Machinery and equipment	50,835	48,728
Office furniture and equipment	10,126	10,500
Leasehold improvements	13,687	13,201
	158,367	153,742
Less accumulated depreciation and amortization	98,396	93,919
Property, equipment and leasehold improvements, net	$59,971	$59,823

Depreciation and amortization for 2021, 2020 and 2019 was $6,487,000, $6,871,000 and $6,806,000, respectively.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2021	2020
Billed accounts receivable	$102,028	$80,298
Unbilled accounts receivable	42,256	35,262
Allowance for contract losses and doubtful accounts	(4,423)	(3,995)
Total accounts receivable, net	$139,861	$111,565

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2021	2020
Accounts payable	$3,193	$3,279
Accrued liabilities	21,311	13,048
Total accounts payable and other accrued liabilities	$24,504	$16,327

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2021	2020
Accrued bonuses payable	$66,723	$51,126
Accrued 401(k) contributions	9,332	9,127
Accrued vacation	13,100	13,174
Deferred compensation plan	9,380	5,016
Other accrued payroll and employee benefits	5,017	4,751
Total accrued payroll and employee benefits	$103,552	$83,194

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs. A portion of accrued bonuses payable will be settled by issuing fully vested restricted stock units. See Note 9 and Note 16 for additional information.

Note 7: Income Taxes

Income before income taxes includes income from foreign operations of $12,326,000, $10,092,000 and $8,017,000 for 2021, 2020 and 2019, respectively.

Total income tax expense for 2021, 2020 and 2019 consisted of the following:

	Fiscal Years
(In thousands)	2021	2020	2019
Current
Federal	$19,800	$11,553	$16,498
Foreign	2,252	1,873	1,523
State	8,588	4,597	6,554
	30,640	18,023	24,575
Deferred
Federal	(3,930)	(2,766)	(1,727)
State	(2,075)	(873)	(1,118)
	(6,005)	(3,639)	(2,845)
Total	$24,635	$14,384	$21,730

The Company’s effective tax rate differs from the statutory federal tax rate of 21% as shown in the following schedule:

	Fiscal Years
(In thousands)	2021	2020	2019
Tax at federal statutory rate	$26,426	$20,357	$21,880
State taxes, net of federal benefit	5,174	2,942	4,129
Divestiture of foreign subsidiary	—	46	956
Non-deductible officer compensation	997	907	759
Non-deductible expenses	19	118	345
Non-deductible stock-based compensation	13	(14)	2
Excess tax benefit from equity incentive plans	(7,850)	(9,725)	(6,394)
Difference between statutory rate and foreign effective tax rate	(622)	(486)	(341)
Other	478	239	394
Tax expense	$24,635	$14,384	$21,730

Effective tax rate	19.6%	14.8%	20.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and January 1, 2021 are presented in the following schedule:

	Fiscal Years
(In thousands)	2021	2020
Deferred tax assets:
Accrued liabilities and allowances	$17,914	$16,841
Deferred compensation plan	38,167	31,619
Operating leases	4,298	5,758
Property, equipment and leasehold improvements	120	—
Total deferred tax assets	$60,499	$54,218

Deferred tax liabilities:
State taxes	$(2,062)	$(1,969)
Deductible goodwill	(2,120)	(2,091)
Operating leases	(4,298)	(5,758)
Property, equipment and leasehold improvements	—	(81)
Unrealized gain of deferred compensation plan assets	(5,336)	(3,545)
Other	(137)	(235)
Total deferred tax liabilities	(13,953)	(13,679)
Net deferred tax assets	$46,546	$40,539

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been recorded as an income tax benefit. For 2021, 2020 and 2019, the net deduction in tax payable arising from employees’ stock award activity was $10,009,000, $12,258,000 and $8,067,000, respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2018. The Company is no longer subject to California franchise tax examinations for years prior to 2017. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2017.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 3, 2020	$1,923,000
Additions based on tax positions related to the current year	275,000
Reductions due to lapse of statute of limitations	(325,000)
Balance at January 1, 2021	$1,873,000
Additions based on tax positions related to the current year	478,000
Reductions due to lapse of statute of limitations	(402,000)
Balance at December 31, 2021	$1,949,000

Unrecognized tax benefits are included in other liabilities in the accompanying balance sheet. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate by $1,571,000 in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 31, 2021 and January 1, 2021.

Dividends

The Company declared and paid cash dividends per share of common stock during the periods presented as follows:

	Fiscal Years
	2021
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.200	$10,423
Second Quarter	$0.200	10,419
Third Quarter	$0.200	10,421
Fourth Quarter	$0.200	10,423
		$41,686

	Fiscal Years
	2020
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.190	$9,913
Second Quarter	$0.190	9,801
Third Quarter	$0.190	9,808
Fourth Quarter	$0.190	9,839
		$39,361

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $1,679,000, $4,538,000 and $5,146,000 were recorded as a reduction to retained earnings during 2021, 2020 and 2019, respectively.

Repurchase of Common Stock

The Company repurchased 78,000 shares of its common stock for $7,000,000 during 2021. The Company repurchased 636,000 shares of its common stock for $40,049,000 during 2020. The Company repurchased 342,000 shares of its common stock for $21,957,000 during 2019. On May 29, 2020, the Board of Directors authorized $45,000,000 for the repurchase of the Company’s common stock. On January 31, 2019 the Board of Directors authorized $75,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates. As of December 31, 2021, the Company had remaining authorization under its stock repurchase plan of $68,455,000 to repurchase shares of common stock.

Note 9: Stock-Based Compensation

On May 29, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan and the 2008 Employee Stock Purchase Plan (“ESPP”). The 2008 Equity Incentive Plan and ESPP were previously adopted by the Company’s Board of Directors on April 8, 2008, subject to stockholder approval.

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan was 11,856,300 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of December 31, 2021, 1,615,692 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 1,200,000 shares of common stock. As of December 31, 2021, 342,134 shares were available for grant. Weighted average purchase prices for shares sold under the ESPP plan in 2021, 2020 and 2019 were $98.64, $73.22 and $60.32, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For 2021, 2020 and 2019, the Company recorded stock-based compensation expense associated with accrued bonus awards of $9,967,000, $8,112,000 and $8,756,000 respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $8,560,000, $8,472,000 and $8,127,000 during 2021, 2020 and 2019, respectively. The total fair value of restricted stock unit awards vested during 2021, 2020, and 2019 was $32.0 million, $31.3 million and $25.6 million, respectively. The weighted-average grant date fair values of restricted stock unit awards granted during 2021, 2020 and 2019 were $97.80, $68.21 and $57.08, respectively.

The number of unvested restricted stock unit awards outstanding as of December 31, 2021 is as follows (1):

	Number of awards outstanding	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands) (2)
Balance as of January 1, 2021	724,794	$45.68
Awards granted	176,655	97.80
Awards vested	(325,095)	47.36
Awards forfeited	(8,315)	64.46

Balance at December 31, 2021	568,039	$60.65	1.4	$66,307

(1)	Does not include employee stock purchase plans or stock option plans.
(2)	The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of December 31, 2021 was $116.73.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of 10 years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. All stock options have DER, which entitle holders of stock options to the same dividend value per share as holders of common stock. DER are subject to the same vesting terms as the corresponding stock options. DER are accumulated and paid in cash when the underlying stock options vest and are forfeited if the underlying stock options do not vest. During 2021, 2020 and 2019, the Company recorded stock-based compensation expense of $736,000, $694,000 and $583,000, respectively, associated with stock options.

Option activity is as follows (1):

	Number of shares outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance at January 1, 2021	418,394	$37.29
Options granted	33,333	94.20
Options forfeited and expired	—	—
Options exercised	(48,000)	23.63

Balance at December 31, 2021	403,727	$43.61	6.02	$29,519

Exercisable at December 31, 2021	290,894	$33.67	5.35	$24,163

(1)	Does not include restricted stock or employee stock purchase plans.

The total intrinsic value of options exercised during 2021, 2020 and 2019 was $4,335,000, $18,211,000 and $9,651,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended December 31, 2021, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount changes based on the fair-value of the Company’s stock.

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

The Company used historical exercise and post-vesting forfeiture and expiration data to estimate the expected term of options granted. The historical volatility of the Company’s common stock over a period of time equal to the expected term of the options granted was used to estimate expected volatility. The risk-free interest rate used in the option-pricing model was based on United States Treasury zero coupon issues with remaining terms similar to the expected term on the options. The dividend yield assumption considers the expectation of continued declaration of dividends, offset by option holders’ DER. All stock-based payment awards are recognized on a straight-line basis over the requisite service periods of the awards.

The assumptions used to value option grants for 2021, 2020 and 2019 are as follows:

	Stock Option Plan
	Fiscal Years
	2021	2020	2019
Expected term (in years)	5.7	5.8	5.7
Risk-free interest rate	0.64%	1.48%	2.52%
Volatility	28%	23%	23%
Dividend yield	0%	0%	0%

The weighted-average grant date fair value of options granted during 2021, 2020 and 2019 were $25.32, $19.73 and $15.16, respectively.

The amount of stock-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of income for 2021, 2020 and 2019 is as follows:

	Fiscal Years
(In thousands)	2021	2020	2019
Compensation and related expenses:
Restricted stock units	$17,755	$15,946	$16,320
Stock option grants	736	694	583
Sub-total	18,491	16,640	16,903

General and administrative expenses:
Restricted stock units	772	638	563
Sub-total	772	638	563
Total stock-based compensation expense	$19,263	$17,278	$17,466

Income tax benefit	$10,009	$12,258	$8,067

As of December 31, 2021, there was $11,030,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.5 years, related to unvested restricted stock unit awards and $1,310,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.4 years, related to unvested stock options.

Note 10: Retirement Plans

The Company provides a defined contribution retirement plan for its employees whereby the Company contributes to each eligible employee’s account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first five years of employment and then immediately thereafter. These contributions are made to the 401(k) plan up to the statutory maximum. Any portion of the 7% contribution in excess of the statutory maximum is made to the Company’s nonqualified deferred compensation plan. The Company’s expenses related to this plan were $9,923,000, $9,752,000, and $9,073,000 in 2021, 2020, and 2019, respectively.

Note 11: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of December 31, 2021, and January 1, 2021, the invested amounts under the plans totaled $109,342,000 and $88,747,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to miscellaneous income, net.

As of December 31, 2021, and January 1, 2021, vested amounts due under the plans totaled $110,379,000 and $88,977,000, respectively. Changes in the liability are recorded as adjustments to compensation and releated expense. During 2021, 2020 and 2019, the Company recognized compensation expense of $14,730,000, $8,028,000 and $12,834,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income.

Note 12: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s consolidated balance sheet. The Company does not have any finance leases as of December 31, 2021.

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

The Company leases office, laboratory, and storage space in 13 states and the District of Columbia, as well as in China, Hong Kong, Singapore, Switzerland and the United Kingdom. Leases for these office, laboratory, and storage facilities have terms generally ranging between one and 10 years. Some of these leases include options to extend or terminate the lease, none of which are currently included in the lease term as the Company has determined that exercise of these options is not reasonably certain.

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two 15-year periods. As of December 31, 2021, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances but are not material.

The components of lease expense included in other operating expenses on the consolidated statements of income were as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
(In thousands)	2021	2020	2019
Operating lease cost	$6,930	$6,973	$7,395
Variable lease cost	1,065	1,158	1,479
Short-term lease cost	619	573	405

Supplemental cash flow information related to operating leases was as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
(In thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,962	$6,968	$7,522

Supplemental balance sheet information related to operating leases was as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2021	2020	2019
Weighted Average Remaining Lease Term	4.1 years	4.5 years	5.2 years
Weighted Average Discount Rate	4.2%	4.2%	4.4%

Maturities of operating lease liabilities as of December 31, 2021:

Operating
(In thousands)	Leases
2022	5,805
2023	4,067
2024	2,355
2025	1,539
2026	1,531
2027	1,466
Total lease payments	$16,763
Less imputed interest	(1,792)
Total lease liability	$14,971

Note 13: Commitments and Contingencies

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

Note 14: Miscellaneous Income, Net

Miscellaneous income, net, consisted of the following:

	Fiscal Years
(In thousands)	2021	2020	2019
Rental income	$2,658	$3,351	$3,141
Gain on deferred compensation investments	14,730	8,028	12,834
(Loss) Gain on foreign exchange	(517)	592	(840)
Other	(27)	11	32
Total	$16,844	$11,982	$15,167

Note 15: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During 2021, the Company provided services representing approximately 28%, 15%, 13% and 11% of revenues to clients in the consumer products industry, energy and utilities industries, the transportation industry and the chemical industry, respectively.

One client comprised 13% of the Company’s revenues during 2021. No other single client comprised more than 10% of the Company’s revenues during 2021.No single client comprised more than 10% of the Company’s revenues during 2020 or 2019.

Note 16: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2021	2020	2019
Cash paid during the year:
Income taxes	$27,912	$20,118	$21,364
Non-cash investing and financing activities:
Unrealized (loss) gain on investments	(65)	(237)	347
Vested stock unit awards granted to settle accrued bonus	7,637	8,645	7,947
Accrual for capital expenditures	413	602	482
Right-of-use asset obtained in exchange for operating lease obligation	792	2,436	29,480

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

Segment information is presented for selected data from the statements of income and statements of cash flows for 2021, 2020 and 2019. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 31, 2021 and January 1, 2021. The Company’s CEO, the chief operating decision maker, does not review total assets in her evaluation of segment performance and capital allocation.

Revenues

	Fiscal Years
(In thousands)	2021	2020	2019
Engineering and Other Scientific	$380,909	$319,346	$339,796
Environmental and Health	85,360	80,554	77,403
Total revenues	$466,269	$399,900	$417,199

Operating Income

	Fiscal Years
(In thousands)	2021	2020	2019
Engineering and Other Scientific	$140,400	$100,616	$110,822
Environmental and Health	27,952	26,728	26,589

Total segment operating income	168,352	127,344	137,411

Corporate operating expense	(59,425)	(44,095)	(52,300)
Total operating income	$108,927	$83,249	$85,111

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

Capital Expenditures

	Fiscal Years
(In thousands)	2021	2020	2019
Engineering and Other Scientific	$2,792	$2,237	$4,675
Environmental and Health	160	102	104

Total segment capital expenditures	2,952	2,339	4,779

Corporate capital expenditures	3,685	2,768	17,511
Total capital expenditures	$6,637	$5,107	$22,290

Certain capital expenditures associated with the Company's corporate cost centers and the related depreciation are excluded from the Company's segment information. The high level of corporate capital expenditures during 2019 was due to the construction costs associated with the Company’s office and laboratory facilities in Natick, Massachusetts.

Depreciation and Amortization

	Fiscal Years
(In thousands)	2021	2020	2019
Engineering and Other Scientific	$4,031	$4,239	$4,827
Environmental and Health	193	196	206

Total segment depreciation and amortization	4,224	4,435	5,033

Corporate depreciation and amortization	2,263	2,436	1,773
Total depreciation and amortization	$6,487	$6,871	$6,806

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2021	2020
United States	$59,001	$58,900
Foreign Countries	970	923
Total	$59,971	$59,823

Revenues (1)

	Fiscal Years
(In thousands)	2021	2020	2019
United States	$397,001	$353,565	$351,856
Foreign Countries	69,268	46,335	65,343

Total	$466,269	$399,900	$417,199

(1)	Geographic revenues are allocated based on the location of the client.

Below is a breakdown of goodwill, reported by segment as of December 31, 2021 and January 1, 2021:

(In thousands)	Environmental and Health	Engineering and Other Scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for 2021, 2020 and 2019. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during 2021, 2020 and 2019.

Note 18: Subsequent Events

On February 3, 2022, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.24 per share to be paid on March 25, 2022 to all common stockholders of record as of March 11, 2022. On February 22, 2022, the Company’s Board of Directors announced the authorization of an additional $150,000,000 for the repurchase of the Company’s common stock.

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
(In thousands)	Balance at Beginning of Year	Provision Charged to Expense	Provision Charged to Revenues	Accounts Written- off Net of Recoveries	Balance at End of Year
Year Ended December 31, 2021
Allowance for bad debt	$879	$454	$—	$(360)	$973
Allowance for contract losses	$3,116	$—	$1,505	$(1,171)	$3,450

Year Ended January 1, 2021
Allowance for bad debt	$945	$443	$—	$(509)	$879
Allowance for contract losses	$3,350	$—	$1,406	$(1,640)	$3,116

Year Ended January 3, 2020
Allowance for bad debt	$847	$484	$—	$(386)	$945
Allowance for contract losses	$3,219	$—	$1,740	$(1,609)	$3,350

(1)	Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $23,000, $27,000 and $32,000 for 2021, 2020 and 2019, respectively.

Schedules other than above have been omitted since they are either not required, not applicable, or the information is otherwise included in the Annual Report on Form 10-K.

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

*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*10.18	Amended and Restated Nonqualified Deferred Compensation Plan

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

*10.38

Exponent, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2014 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021).

*10.39

First Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2014) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021).

*10.40

Second Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2014) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021).

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

EXPONENT, INC.
(Registrant)

Date: February 25, 2022	By:	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Catherine Ford Corrigan	Chief Executive Officer and Director	February 25, 2022
Catherine Ford Corrigan, Ph.D.	(Principal Executive Officer)

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 25, 2022
Richard L. Schlenker, Jr.

/s/ Paul R. Johnston	Chairman of the Board of Directors	February 25, 2022
Paul R. Johnston, Ph.D.

/s/ George Brown	Director	February 25, 2022
George Brown

/s/ Carol Lindstrom	Director	February 25, 2022
Carol Lindstrom

/s/ Karen A. Richardson	Director	February 25, 2022
Karen A. Richardson

/s/ John B. Shoven	Director	February 25, 2022
John B. Shoven, Ph.D.

/s/ Debra L. Zumwalt	Director	February 25, 2022
Debra L. Zumwalt