Form 10-Q
period 2022-04-01
EXPONENT INC
filed 2022-05-06
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2022

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

As of April 29, 2022, the latest practicable date, the registrant had 51,821,607 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

April 1, 2022 and December 31, 2021

(in thousands, except par value)

(unaudited)

	April 1, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$215,050	$297,687
Accounts receivable, net of allowance for contract losses and doubtful accounts of $4,899 and $4,423 at April 1, 2022 and December 31, 2021, respectively	147,508	139,861
Prepaid expenses and other current assets	14,133	15,214
Total current assets	376,691	452,762

Property, equipment and leasehold improvements, net	61,077	59,971
Operating lease right-of-use assets	16,898	14,370
Goodwill	8,607	8,607
Deferred income taxes	46,501	46,546
Deferred compensation plan assets	106,255	99,962
Other assets	1,519	1,521
Total assets	$617,548	$683,739

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$30,840	$24,504
Accrued payroll and employee benefits	57,291	103,552
Deferred revenues	15,669	19,762
Operating lease liabilities	5,310	5,164
Total current liabilities	109,110	152,982

Other liabilities	2,659	2,886
Deferred compensation plan liabilities	107,561	100,999
Operating lease liabilities	11,654	9,807
Total liabilities	230,984	266,674
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at April 1, 2021 and December 31, 2021	66	66
Additional paid-in capital	293,889	281,419
Accumulated other comprehensive loss
Foreign currency translation adjustments	(2,293)	(1,983)
Retained earnings	493,387	478,370
Treasury stock, at cost; 13,885 and 13,591 shares held at April 1, 2021 and December 31, 2021, respectively	(398,485)	(340,807)
Total stockholders’ equity	386,564	417,065
Total liabilities and stockholders’ equity	$617,548	$683,739

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three Months Ended April 1, 2022 and April 2, 2021

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021
Revenues:
Revenues before reimbursements	$117,870	$109,579
Reimbursements	10,608	6,902
Revenues	128,478	116,481
Operating expenses:
Compensation and related expenses	68,757	74,538
Other operating expenses	8,165	7,710
Reimbursable expenses	10,608	6,902
General and administrative expenses	4,231	3,273
Total operating expenses	91,761	92,423
Operating income	36,717	24,058
Other income, net:
Interest income, net	21	29
Miscellaneous income (loss), net	(3,931)	6,039
Total other income (loss), net	(3,910)	6,068
Income before income taxes	32,807	30,126
Income taxes	3,198	(722)
Net income	$29,609	$30,848
Net income per share:
Basic	$0.56	$0.59
Diluted	$0.56	$0.58
Shares used in per share computations:
Basic	52,419	52,536
Diluted	53,039	53,333
Cash dividends declared per common share	$0.24	$0.20

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended April 1, 2022 and April 2, 2021

(in thousands)

(unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021
Net income	$29,609	$30,848
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(310)	243
Unrealized gains on available-for-sale investment securities arising during the period, net of tax	-	(4)
Comprehensive income	$29,299	$31,087

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended April 1, 2022
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	loss	earnings	Shares	Amount	Total
Balance at December 31, 2021	65,707	$66	$281,419	$(1,983)	$478,370	13,591	$(340,807)	$417,065
Employee stock purchase plan	-	-	511	-	-	(6)	53	564
Amortization of unrecognized stock-based compensation	-	-	4,094	-	-	-	-	4,094
Purchase of treasury stock	-	-	-	-	-	553	(48,554)	(48,554)
Foreign currency translation adjustments	-	-	-	(310)	-	-	-	(310)
Grant of restricted stock units to settle accrued bonus	-	-	10,200	-	-	-	-	10,200
Settlement of restricted stock units	-	-	(2,335)	-	(1,392)	(253)	(9,177)	(12,904)
Dividends and dividend equivalent rights	-	-	-	-	(13,200)	-	-	(13,200)
Net income	-	-	-	-	29,609	-	-	29,609
Balance at April 1, 2022	65,707	$66	$293,889	$(2,293)	$493,387	13,885	$(398,485)	$386,564

	Three Months Ended April 2, 2021
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 1, 2021	65,707	$66	$265,328	$(1,932)	$421,809	13,903	$(323,773)	$361,498
Employee stock purchase plan	-	-	485	-	-	(6)	58	543
Amortization of unrecognized stock-based compensation	-	-	3,738	-	-	-	-	3,738
Foreign currency translation adjustments	-	-	-	243	-	-	-	243
Grant of restricted stock units to settle accrued bonus	-	-	7,637	-	-	-	-	7,637
Settlement of restricted stock units	-	-	(3,176)	-	(1,679)	(313)	(10,779)	(15,634)
Unrealized gain on investments	-	-	-	(4)	-	-	-	(4)
Dividends and dividend equivalent rights	-	-	-	-	(11,261)	-	-	(11,261)
Net income	-	-	-	-	30,848	-	-	30,848
Balance at April 2, 2021	65,707	$66	$274,012	$(1,693)	$439,717	13,584	$(334,494)	$377,608

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 1, 2022 and April 2, 2021

(in thousands)

(unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net income	$29,609	$30,848
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,689	1,656
Amortization of premiums and accretion of discounts on short-term investments	-	(7)
Provision for contract losses and doubtful accounts	686	645
Stock-based compensation	6,870	6,282
Deferred income tax provision	45	1,226
Changes in operating assets and liabilities:
Accounts receivable	(8,333)	(13,291)
Prepaid expenses and other current assets	(9,948)	(8,142)
Change in operating leases	(535)	(627)
Accounts payable and accrued liabilities	5,234	3,451
Accrued payroll and employee benefits	(27,576)	(17,862)
Deferred revenues	(4,093)	(2,894)
Net cash provided by (used in) operating activities	(6,352)	1,285
Cash flows from investing activities:
Capital expenditures	(2,606)	(2,515)
Purchase of short-term investments	-	(9,997)
Maturity of short-term investments	-	25,000
Net cash provided by (used in) investing activities	(2,606)	12,488
Cash flows from financing activities:
Payroll taxes for restricted stock units	(12,904)	(15,634)
Repurchase of common stock	(48,554)	-
Exercise of stock-based payment awards	564	543
Dividends and dividend equivalents rights	(12,514)	(11,935)
Net cash used in financing activities	(73,408)	(27,026)
Effect of foreign currency exchange rates on cash and cash equivalents	(271)	249
Net decrease in cash and cash equivalents	(82,637)	(13,004)
Cash and cash equivalents at beginning of period	297,687	197,525
Cash and cash equivalents at end of period	$215,050	$184,521

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended April 1, 2022 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on February 25, 2022.

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

The following table discloses the percentage of the Company’s revenue generated from time and materials contracts:

	Three Months Ended
	April 1, 2022	April 2, 2021
Engineering & other scientific	62%	61%
Environmental and health	17%	18%
Total time and materials revenues	79%	79%

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

The following table discloses the percentage of the Company’s revenue generated from fixed price contracts:

	Three Months Ended
	April 1, 2022	April 2, 2021
Engineering & other scientific	20%	20%
Environmental and health	1%	1%
Total fixed price revenues	21%	21%

Deferred revenues represent amounts billed to clients in advance of services provided. During the first quarter of 2022, $9,644,000 of revenues were recognized that were included in the deferred revenue balance at December 31, 2021. During the first quarter of 2021, $6,015,000 of revenues were recognized that were included in the deferred revenue balance at January 1, 2021.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $3,660,000 and $3,644,000 during the first quarter of 2022 and 2021, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three months ended April 1, 2022 and April 2, 2021. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at April 1, 2022 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$51,582	$51,582	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	32,910	32,910	-	-
Equity trading securities held in deferred compensation plan (2)	82,043	82,043	-	-
Total	$166,535	$166,535	$-	$-
Liabilities
Deferred compensation plan (3)	116,260	116,260	-	-
Total	$116,260	$116,260	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2021 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$101,581	$101,581	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	25,275	25,275	-	-
Equity trading securities held in deferred compensation plan (2)	84,067	84,067	-	-
Total	$210,923	$210,923	$-	$-
Liabilities
Deferred compensation plan (3)	110,379	110,379	-	-
Total	$110,379	$110,379	$-	$-

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet.
(3)	Included in accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet.

Money market securities as of April 1, 2022 and December 31, 2021 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of April 1, 2022 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$163,468	$-	$-	$163,468
Cash equivalents:
Money market securities	51,582	-	-	51,582
Total cash equivalents	51,582	-	-	51,582
Total cash and cash equivalents	$215,050	$-	$-	$215,050

Cash and cash equivalents consisted of the following as of December 31, 2021 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$196,106	$-	$-	$196,106
Cash equivalents:
Money market securities	101,581	-	-	101,581
Total cash equivalents	101,581	-	-	101,581
Total cash and cash equivalents	$297,687	$-	$-	$297,687

At April 1, 2022 and December 31, 2021, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at April 1, 2022 and December 31, 2021, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at April 1, 2022 and December 31, 2021 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	April 1, 2022	April 2, 2021
Shares used in basic per share computation	52,419	52,536
Effect of dilutive common stock options outstanding	205	236
Effect of dilutive restricted stock units outstanding	415	561
Shares used in diluted per share computation	53,039	53,333

There were no equity awards excluded from the diluted per share calculation for the three months ended April 1, 2022. Common stock options to purchase 18,742 shares were excluded from the diluted per share calculation for the three months April 2, 2021 due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,776,000 and $2,544,000 during the three months ended April 1, 2022 and April 2, 2021, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,895,000 and $3,562,000 during the three months ended April 1, 2022 and April 2, 2021, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $199,000 and $176,000 during the three months ended April 1, 2022 and April 2, 2021, respectively.

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

Note 6:  Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of April 1, 2022, and December 31, 2021 the invested amounts under the plans totaled $114,953,000 and $109,342,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income (loss), net.

As of April 1, 2022, and December 31, 2021 vested amounts due under the plans totaled $116,260,000 and $110,379,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended April 1, 2022, the Company recognized a reduction to compensation expense of $(4,699,000) as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (loss), net. During the three months ended April 2, 2021, the Company recognized additional compensation expense of $5,579,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income (loss), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	April 1, 2022	April 2, 2021
Cash paid during period:
Income taxes	$852	$381
Non-cash investing and financing activities:
Unrealized loss on short-term investments	$-	$(4)
Vested stock unit awards issued to settle accrued bonuses	$10,200	$7,637
Accrual for capital expenditures	$602	$393
Right-of-use asset obtained in exchange for operating lease obligations	$4,011	$573

Note 8: Accounts Receivable, Net

At April 1, 2022 and December 31, 2021, accounts receivable, net, was comprised of the following:

	April 1,	December 31,
(In thousands)	2022	2021
Billed accounts receivable	$95,881	$102,028
Unbilled accounts receivable	56,526	42,256
Allowance for contract losses and doubtful accounts	(4,899)	(4,423)
Total accounts receivable, net	$147,508	$139,861

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows (in thousands):

Balance at December 31, 2021	$4,423
Provision for contract losses and doubtful accounts	686
Write-offs	(210)
Balance at April 1, 2022	$4,899

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

Segment information for the three months ended April 1, 2022 and April 2, 2021 follows:

Revenues

	Three Months Ended
(In thousands)	April 1, 2022	April 2, 2021
Engineering and Other Scientific	$104,615	$93,609
Environmental and Health	23,863	22,872
Total revenues	$128,478	$116,481

Operating Income

	Three Months Ended
(In thousands)	April 1, 2022	April 2, 2021
Engineering and Other Scientific	$38,490	$34,057
Environmental and Health	7,835	7,918
Total segment operating income	46,325	41,975
Corporate operating expense	(9,608)	(17,917)
Total operating income	$36,717	$24,058

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

Capital Expenditures

	Three Months Ended
(In thousands)	April 1, 2022	April 2, 2021
Engineering and Other Scientific	$564	$604
Environmental and Health	50	49
Total segment capital expenditures	614	653
Corporate capital expenditures	2,181	1,653
Total capital expenditures	$2,795	$2,306

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended
(In thousands)	April 1, 2022	April 2, 2021
Engineering and Other Scientific	$1,039	$1,010
Environmental and Health	42	46
Total segment depreciation and amortization	1,081	1,056
Corporate depreciation and amortization	608	600
Total depreciation and amortization	$1,689	$1,656

One client comprised 13% of the Company’s revenues during the three months ended April 1, 2022. One client comprised 10% of the Company’s revenues during the three months ended April 2, 2021. No other single client comprised more than 10% of the Company’s revenues during the three months ended April 1, 2022 or April 2, 2021.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of April 1, 2022.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of April 1, 2022, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $644,000 and $791,000 was included in other income for the three months ended April 1, 2022 and April 2, 2021, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	April 1, 2022	April 2, 2021
Operating lease cost	$1,767	$1,638
Variable lease cost	312	292
Short-term lease cost	129	146

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended	Three Months Ended
(In thousands)	April 1, 2022	April 2, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,201	$2,279

Supplemental balance sheet information related to operating leases was as follows:

	April 1, 2022	April 2, 2021
Weighted Average Remaining Lease Term	4.3 years	4.2 years
Weighted Average Discount Rate	3.9%	4.1%

Maturities of operating lease liabilities as of April 1, 2022:

(In thousands)	Operating Leases
2022 (excluding the three months ended April 1, 2022)	4,010
2023	4,904
2024	3,217
2025	2,427
2026	2,446
2027	1,937
Total lease payments	$18,941
Less imputed interest	(1,977)
Total lease liability	$16,964

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

Note 12: Subsequent Events

On April 28, 2022, the Company’s Board of Directors announced a cash dividend of $0.24 per share of the Company’s common stock, payable June 24, 2022, to stockholders of record as of June 10, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, which are contained in our fiscal 2021 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 25, 2022 (our “2021 Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to us or our management, identify such forward-looking statements. Such statements reflect the current views of us or our management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the COVID-19 pandemic (including factors relating to measures implemented by governmental authorities or by us to promote the safety of our employees, vendors and clients; other direct and indirect impacts on our business and the businesses of our clients, vendors and other partners; impacts which may, among other things, adversely affect our clients’ ability to utilize our services at the levels they have previously; disruptions of access to our facilities or those of our clients or third parties; and increased and potentially significant economic uncertainty and volatility, including credit and collectability risks and potential disruptions of capital and credit markets), the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in this Quarterly Report under the heading “Risk Factors” and elsewhere in this report. The inclusion of such forward-looking information should not be regarded as a representation by the us or any other person that the future events, plans, or expectations we contemplated will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the three months ended April 1, 2022, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2022 increased 10% to $128,478,000 as compared to $116,481,000 during the same period last year. Revenues before reimbursements for the first quarter of 2022 increased 8% to $117,870,000 as compared to $109,579,000 during the same period last year.

During the first quarter of 2022, our results were bolstered by an influx of work from clients in the consumer electronics, utilities, chemicals and life sciences sectors. Among our proactive services, we continued to empower our customers with unique insights to drive optimization of product design and performance, while also combining our engineering and scientific expertise with data analytics to improve safety and mitigate risk. On the reactive side, rebounding litigation-related work and increased demand for our services related to product recalls supported our results.

Net income decreased 4% to $29,609,000 during the first quarter of 2022 as compared to $30,848,000 during the same period last year. Diluted earnings per share decreased to $0.56 per share as compared to $0.58 in the same period last year. The decreases in net income and diluted earnings per share were due to a decrease in the excess tax benefit associated with stock-based awards partially offset by the increase in revenues before reimbursements. The excess tax benefit associated with stock-based awards decreased to $6,040,000 during the first quarter of 2022 as compared to $8,782,000 during the first quarter of 2021. The decrease in the excess tax benefit was due to a smaller increase in the value of our common stock between the grant date and the release date for the restricted stock units released during the first quarter of 2022 as compared to the first quarter of 2021.

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

Overview of the Three Months Ended April 1, 2022

During the first quarter of 2022, billable hours increased 5% to 374,000 as compared to 356,000 during the same period last year. Our utilization increased to 77% during the first quarter of 2022 as compared to 76% during the same period last year. Technical full-time equivalent employees increased 4% to 939 during the first quarter of 2022 as compared to 906 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended April 1, 2022 compared to Three Months Ended April 2, 2021

Revenues

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Percent Change
Engineering and Other Scientific	$104,615	$93,609	11.8%
Percentage of total revenues	81.4%	80.4%
Environmental and Health	23,863	22,872	4.3%
Percentage of total revenues	18.6%	19.6%
Total revenues	$128,478	$116,481	10.3%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first quarter of 2022, billable hours for this segment increased by 5% to 290,000 as compared to 276,000 during the same period last year. Utilization for this segment increased to 78% during the first quarter of 2022 as compared to 77% during the same period last year. The increase in billable hours and utilization was driven by broad-based growth, with continued strong demand for our services from clients in the utilities, consumer electronics, and life sciences sectors. Technical full-time equivalent employees in this segment increased 4% to 718 during the first quarter of 2022 as compared to 692 for the same period last year due to our recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours. During the first quarter of 2022, billable hours for this segment increased by 5% to 84,000 as compared to 80,000 during the same period last year. Utilization in this segment was 73% during the first quarter of both 2022 and 2021. The increase in billable hours was driven by our work evaluating the impacts of chemicals on the environment. Technical full-time equivalent employees in this segment increased 3% to 221 during the first quarter of 2022 as compared to 214 during the same period last year due to our recruiting and retention efforts.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Percent Change
Compensation and related expenses	$68,757	$74,538	-7.8%
Percentage of total revenues	53.5%	64.0%

The decrease in compensation and related expenses during the first quarter of 2022 was due to a change in the value of assets associated with our deferred compensation plan, an increase in payroll expense, an increase in fringe benefits, and an increase in bonus expense. During the first quarter of 2022, deferred compensation expense decreased by $10,278,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $4,699,000 during the first quarter of 2022 as compared to an increase in the value of plan assets of $5,579,000 during the same period last year. Payroll expense increased by $2,240,000 and fringe benefits increased by $783,000 during the first quarter of 2022 due to the impact of our annual salary adjustments and an increase in technical full-time equivalent employees. During the first quarter of 2022, bonus expense increased by $1,120,000 due to a corresponding increase in income before income taxes, before bonus expense and before stock-based compensation. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Percent Change
Other operating expenses	$8,165	$7,710	5.9%
Percentage of total revenues	6.4%	6.6%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first quarter of 2022 was primarily due to an increase in information technology related expenses of $156,000, an increase in office expenses of $113,000, and an increase in occupancy expense of $81,000. The increase in information technology expenses was due to continued investment in our corporate infrastructure. The increases in office expenses and occupancy expenses were due to growth in technical full-time equivalent employees and the start of our transition back to our offices from a remote work environment. We expect other operating expenses to grow as we selectively add new talent, make investments in our corporate infrastructure, and transition our workforce back to our offices as COVID-19 pandemic related business restrictions are lifted.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Percent Change
Reimbursable expenses	$10,608	$6,902	53.7%
Percentage of total revenues	8.3%	5.9%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses during the first quarter of 2022 was primarily due to an increase in project-related travel and other project-related expenses as COVID-19 pandemic-related business and travel restrictions eased.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Percent Change
General and administrative expenses	$4,231	$3,273	29.3%
Percentage of total revenues	3.3%	2.8%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $459,000, an increase in employee relocation expenses of $119,000, an increase in recruiting expenses of $91,000, and an increase in insurance premiums of $89,000. The increase in travel and meals was due to the easing of COVID-19 pandemic-related business and travel restrictions. The increases in employee relocation and recruiting expenses were due to the increase in technical full-time equivalent employees. The increase in liability insurance premiums was due to pricing increase associated with our annual insurance renewal. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development and staff development initiatives, and increase travel and meal expenses as COVID-19 pandemic related business restrictions are eased.

Operating Income

	Three Months Ended
(In thousands)	April 1, 2022	April 2, 2021	Percent Change
Engineering and Other Scientific	$38,490	$34,057	13.0%
Environmental and Health	7,835	7,918	-1.0%
Total segment operating income	46,325	41,975	10.4%
Corporate operating expense	(9,608)	(17,917)	46.4%
Total operating income	$36,717	$24,058	52.6%

The increase in operating income for our Engineering and Other Scientific segment during the first quarter of 2022 as compared to the same period last year was due to an increase in revenues. The increase in revenues was driven by an influx of work from clients in the consumer electronics, utilities, chemicals and life sciences sectors. Among our proactive services, we continued to empower our customers with unique insights to drive optimization of product design and performance, while also combining our engineering and scientific expertise with data analytics to improve safety and mitigate risk. On the reactive side, rebounding litigation-related work and increased demand for our services related to product recalls supported our results.

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

The decrease in corporate operating expenses during the first quarter of 2022 as compared to the same period last year was primarily due to a decrease in deferred compensation expense partially offset by an increase in the costs associated with our human resources, finance, information technology and business development groups. During the first quarter of 2022, deferred compensation expense decreased $10,278,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $4,699,000 during the first quarter of 2022 as compared to an increase in the value of plan assets of $5,579,000 during the same period last year.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Percent Change
Other income / (loss), net	$(3,910)	$6,068	-164.4%
Percentage of total revenues	-3.0%	5.2%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan. During the first quarter of 2022, other income, net, decreased by $10,278,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $4,699,000 during the first quarter of 2022 as compared to an increase in the value of the plan assets of $5,579,000 during the same period last year.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021	Percent Change
Income taxes	$3,198	$(722)	-542.9%
Percentage of total revenues	2.5%	-0.6%
Effective tax rate	9.7%	-2.4%

The excess tax benefit associated with stock-based awards was $6,040,000 during the first quarter of 2022 as compared to $8,782,000 during the same period last year. The decrease in the excess tax benefit was due to a smaller increase in the value of our common stock between the grant date and the release date for the restricted stock units released during the first quarter of 2022 as compared to the first quarter of 2021. Excluding the impact of the excess tax benefit, the effective tax rate would have been 28.2% during the first quarter of 2022 as compared to 26.8% during the same period last year. The increase in the adjusted effective tax rate was due primarily to an increase in non-deductible officer compensation.

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

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Net cash provided by (used in) operating activities	$(6,352)	$1,285
Net cash provided by (used in) investing activities	(2,606)	12,488
Net cash used in financing activities	(73,408)	(27,026)

We financed our business during the first three months of 2022 through available cash. As of April 1, 2022, our cash and cash equivalents were $215,050,000 as compared to $297,687,000 at December 31, 2021.

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

The increase in net cash used in investing activities during the first three months of 2022, as compared to the net cash provided by investing activities during the same period last year, was due to a decrease in the maturity of short-term investments partially offset by a decrease in the purchase of short-term investments.

The increase in net cash used in financing activities during the first three months of 2022, as compared to the same period last year, was due to an increase in repurchases of our common stock partially offset by a reduction in payroll taxes for restricted stock units.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase shares of common stock under our stock repurchase programs, pay dividends, or strategically acquire professional service firms that are complementary to our business.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $107,561,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at April 1, 2022. Vested amounts due under the plan of $8,698,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at April 1, 2022. Our assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of April 1, 2022, invested amounts under the plan of $106,255,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of April 1, 2022, invested amounts under the plan of $8,698,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended April 1, 2022 and April 2, 2021:

	Three Months Ended
(in thousands, except percentages)	April 1, 2022	April 2, 2021
Revenues before reimbursements	$117,870	$109,579
EBITDA	$34,475	$31,753
EBITDA as a % of revenues before reimbursements	29.2%	29.0%

The increase in EBITDA as a percentage of revenues before reimbursements during the first quarter of 2022 as compared to the same period last year was primarily due to 8% growth in revenues before reimbursements. The growth in revenue before reimbursements was due to an influx of work from clients in the consumer electronics, utilities, chemicals and life sciences sectors. Among our proactive services, we continued to empower our customers with unique insights to drive optimization of product design and performance, while also combining our engineering and scientific expertise with data analytics to improve safety and mitigate risk. On the reactive side, rebounding litigation-related work and increased demand for our services related to product recalls supported our results. The increase in revenues was due to increased activity in human participant studies and litigation projects.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended April 1, 2022:

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Net income	$29,609	$30,848
Add back (subtract):
Income taxes	3,198	(722)
Interest income, net	(21)	(29)
Depreciation and amortization	1,689	1,656
EBITDA	34,475	31,753
Stock-based compensation	6,870	6,282
EBITDAS	$41,345	$38,035

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

At April 1, 2022, we had net assets of approximately $12.0 million with a functional currency of the British Pound, net assets of approximately $5.9 million with a functional currency of the Chinese Yuan, and net assets of approximately $6.8 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, China, and Hong Kong, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At April 1, 2022, we had net assets denominated in the non-functional currency of approximately $6.3 million.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of April 1, 2022, the Company’s disclosure controls and procedures were effective.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended April 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended April 1, 2022 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 1 to January 28	-	$-	-	$68,455
January 29 to February 25	481,833	87.01	481,833	176,529
February 26 to April 1	70,765	93.67	70,765	169,901
Total	552,598	$87.87	552,598	$169,901

(1)

On January 31, 2019, the Company’s Board of Directors announced $75,000,000 for the repurchase of the Company’s common stock. On May 29, 2020, the Company’s Board of Directors announced an additional $45,000,000 for repurchase of the Company’s common stock. On February 22, 2022, the Company’s Board of Directors announced an additional $150,000,000 for repurchase of the Company’s common stock. These repurchase programs have no expiration dates.

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

Date: May 6, 2022
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer