Form 10-Q
period 2022-07-01
EXPONENT INC
filed 2022-08-05
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2022

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

As of July 29, 2022, the latest practicable date, the registrant had 51,116,758 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

July 1, 2022 and December 31, 2021

(in thousands, except par value)

(unaudited)

	July 1, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$165,619	$297,687
Accounts receivable, net of allowance for contract losses and doubtful accounts of $5,540 and $4,423 at July 1, 2022 and December 31, 2021, respectively	161,774	139,861
Prepaid expenses and other current assets	15,141	15,214
Total current assets	342,534	452,762

Property, equipment and leasehold improvements, net	63,921	59,971
Operating lease right-of-use assets	16,139	14,370
Goodwill	8,607	8,607
Deferred income taxes	46,968	46,546
Deferred compensation plan assets	87,163	99,962
Other assets	1,372	1,521
Total assets	$566,704	$683,739

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$26,668	$24,504
Accrued payroll and employee benefits	80,603	103,552
Deferred revenues	15,225	19,762
Operating lease liabilities	5,038	5,164
Total current liabilities	127,534	152,982

Other liabilities	2,554	2,886
Deferred compensation plan liabilities	87,639	100,999
Operating lease liabilities	11,483	9,807
Total liabilities	229,210	266,674
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at July 1, 2022 and December 31, 2021	66	66
Additional paid-in capital	296,098	281,419
Accumulated other comprehensive loss
Foreign currency translation adjustments	(3,643)	(1,983)
Retained earnings	506,605	478,370
Treasury stock, at cost; 14,590 and 13,591 shares held at July 1, 2022 and December 31, 2021, respectively	(461,632)	(340,807)
Total stockholders’ equity	337,494	417,065
Total liabilities and stockholders’ equity	$566,704	$683,739

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended July 1, 2022 and July 2, 2021

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenues:
Revenues before reimbursements	$118,218	$112,468	$236,088	$222,047
Reimbursements	12,063	7,409	22,671	14,311
Revenues	130,281	119,877	258,759	236,358
Operating expenses:
Compensation and related expenses	58,446	71,815	127,203	146,353
Other operating expenses	8,755	8,121	16,920	15,831
Reimbursable expenses	12,063	7,409	22,671	14,311
General and administrative expenses	5,740	3,160	9,971	6,433
Total operating expenses	85,004	90,505	176,765	182,928
Operating income	45,277	29,372	81,994	53,430
Other income, net:
Interest income, net	175	12	196	41
Miscellaneous income (expense), net	(10,020)	5,283	(13,951)	11,322
Total other income, net	(9,845)	5,295	(13,755)	11,363
Income before income taxes	35,432	34,667	68,239	64,793
Income taxes	9,677	9,267	12,875	8,545
Net income	$25,755	$25,400	$55,364	$56,248
Net income per share:
Basic	$0.50	$0.48	$1.06	$1.07
Diluted	$0.49	$0.48	$1.05	$1.06
Shares used in per share computations:
Basic	51,890	52,637	52,154	52,587
Diluted	52,394	53,285	52,725	53,313
Cash dividends declared per common share	$0.24	$0.20	$0.48	$0.40

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended July 1, 2022 and July 2, 2021

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income	$25,755	$25,400	$55,364	$56,248
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,350)	(32)	(1,660)	211
Unrealized losses on available- for-sale investment securities arising during the period, net of tax	-	(61)	-	(65)
Comprehensive income	$24,405	$25,307	$53,704	$56,394

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended July 1, 2022 and July 2, 2021

(in thousands)

(unaudited)

	Three and Six Months Ended July 1, 2022
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	loss	earnings	Shares	Amount	Total
Balance at December 31, 2021	65,707	$66	$281,419	$(1,983)	$478,370	13,591	$(340,807)	$417,065
Employee stock purchase plan	-	-	511	-	-	(6)	53	564
Amortization of unrecognized stock-based compensation	-	-	4,094	-	-	-	-	4,094
Purchase of treasury stock	-	-	-	-	-	553	(48,554)	(48,554)
Foreign currency translation adjustments	-	-	-	(310)	-	-	-	(310)
Grant of restricted stock units to settle accrued bonus	-	-	10,200	-	-	-	-	10,200
Settlement of restricted stock units	-	-	(2,335)	-	(1,392)	(253)	(9,177)	(12,904)
Dividends and dividend equivalent rights	-	-	-	-	(13,200)	-	-	(13,200)
Net income	-	-	-	-	29,609	-	-	29,609
Balance at April 1, 2022	65,707	$66	$293,889	$(2,293)	$493,387	13,885	$(398,485)	$386,564
Employee stock purchase plan	-	-	450	-	-	(6)	56	506
Amortization of unrecognized stock-based compensation	-	-	1,845	-	-	-	-	1,845
Purchase of treasury stock	-	-	-	-	-	720	(63,289)	(63,289)
Foreign currency translation adjustments	-	-	-	(1,350)	-	-	-	(1,350)
Settlement of restricted stock units	-	-	(86)	-	-	(9)	86	-
Dividends and dividend equivalent rights	-	-	-	-	(12,537)	-	-	(12,537)
Net income	-	-	-	-	25,755	-	-	25,755
Balance at July 1, 2022	65,707	$66	$296,098	$(3,643)	$506,605	14,590	$(461,632)	$337,494

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended July 1, 2022 and July 2, 2021

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

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 1, 2022 and July 2, 2021

(in thousands)

(unaudited)

	Six Months Ended
	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net income	$55,364	$56,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	3,501	3,298
Amortization of premiums and accretion of discounts on short-term investments	-	(10)
Provision for contract losses and doubtful accounts	1,470	932
Stock-based compensation	11,467	10,874
Deferred income tax provision	(422)	(549)
Changes in operating assets and liabilities:
Accounts receivable	(23,383)	(32,110)
Prepaid expenses and other current assets	(3,163)	(1,161)
Change in operating leases	(219)	(540)
Accounts payable and accrued liabilities	(582)	11,724
Accrued payroll and employee benefits	(15,680)	(2,438)
Deferred revenues	(4,537)	(816)
Net cash provided by operating activities	23,816	45,452
Cash flows from investing activities:
Capital expenditures	(5,914)	(4,246)
Purchase of short-term investments	-	(9,997)
Maturity of short-term investments	-	55,000
Net cash (used in) provided by investing activities	(5,914)	40,757
Cash flows from financing activities:
Payroll taxes for restricted stock units	(12,904)	(15,666)
Repurchase of common stock	(111,843)	(7,000)
Exercise of stock-based payment awards	1,070	1,023
Dividends and dividend equivalents rights	(24,859)	(22,354)
Net cash used in financing activities	(148,536)	(43,997)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,434)	216
Net change in cash and cash equivalents	(132,068)	42,428
Cash and cash equivalents at beginning of period	297,687	197,525
Cash and cash equivalents at end of period	$165,619	$239,953

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended July 1, 2022 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on February 25, 2022.

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

The following table discloses the percentage of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Engineering & Other Scientific	64%	62%	63%	61%
Environmental and Health	15%	17%	16%	18%
Total time and materials revenues	79%	79%	79%	79%

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

The following table discloses the percentage of the Company’s revenue generated from fixed price contracts:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Engineering & Other Scientific	20%	20%	20%	20%
Environmental and Health	1%	1%	1%	1%
Total fixed price revenues	21%	21%	21%	21%

Deferred revenues represent amounts billed to clients in advance of services provided. During the second quarter of 2022, $6,701,000 of revenues were recognized that were included in the deferred revenue balance at April 1, 2022. During the first six months of 2022, $12,885,000 of revenues were recognized that were included in the deferred revenue balance at December 31, 2021.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $4,727,000 and $5,059,000 during the second quarter of 2022 and 2021, respectively, and $11,044,000 and $7,394,000 during the first six months of 2022 and 2021, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and six months ended July 1, 2022 and July 2, 2021. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at July 1, 2022:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$51,621	$51,621	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	32,410	32,410	-	-
Equity trading securities held in deferred compensation plan (2)	65,338	65,338	-	-
Total	$149,369	$149,369	$-	$-
Liabilities
Deferred compensation plan (3)	98,224	98,224	-	-
Total	$98,224	$98,224	$-	$-

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

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2021:

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

Money market securities as of July 1, 2022 and December 31, 2021 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of July 1, 2022:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$113,998	$-	$-	$113,998
Cash equivalents:
Money market securities	51,621	-	-	51,621
Total cash equivalents	51,621	-	-	51,621
Total cash and cash equivalents	165,619	-	-	165,619

Cash and cash equivalents consisted of the following as of December 31, 2021:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$196,106	$-	$-	$196,106
Cash equivalents:
Money market securities	101,581	-	-	101,581
Total cash equivalents	101,581	-	-	101,581
Total cash and cash equivalents	$297,687	$-	$-	$297,687

At July 1, 2022 and December 31, 2021, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at July 1, 2022 and December 31, 2021, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at July 1, 2022 and December 31, 2021 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Shares used in basic per share computation	51,890	52,637	52,154	52,587
Effect of dilutive common stock options outstanding	198	232	202	234
Effect of dilutive restricted stock units outstanding	306	416	369	492
Shares used in diluted per share computation	52,394	53,285	52,725	53,313

Common stock options to purchase 33,333 shares and 33,333 shares were excluded from the diluted per share calculation for the three months ended July 1, 2022 and July 2, 2021, respectively, due to their anti-dilutive effect. There were no equity awards excluded from the diluted per share calculation for the six months ended July 1, 2022. Common stock options to purchase 26,007 shares were excluded from the diluted per share calculation for the six months July 2, 2021, due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,752,000 and $2,654,000 during the three months ended July 1, 2022 and July 2, 2021, respectively. For the six months ended July 1, 2022 and July 2, 2021, the Company recorded stock-based compensation expense associated with accrued bonus awards of $5,528,000 and $5,198,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,633,000 and $1,751,000 during the three months ended July 1, 2022 and July 2, 2021, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $5,528,000 and $5,313,000 during the six months ended July 1, 2022 and July 2, 2021, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $212,000 and $187,000 during the three months ended July 1, 2022 and July 2, 2021, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $411,000 and $363,000 during the six months ended July 1, 2022 and July 2, 2021, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of July 1, 2022, and December 31, 2021 the invested amounts under the plans totaled $97,748,000 and $109,342,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income (loss), net.

As of July 1, 2022, and December 31, 2021 vested amounts due under the plans totaled $98,224,000 and $110,379,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended July 1, 2022, the Company recognized a reduction to compensation expense of $11,259,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (loss), net. During the three months ended July 2, 2021, the Company recognized additional compensation expense of $4,676,000 as a result of changes in the market value of the trust assets with the same amount being recorded as gain in miscellaneous income (loss), net. During the six months ended July 1, 2022, the Company recognized a reduction in compensation expense of $15,959,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (loss), net. During the six months ended July 2, 2021, the Company recognized additional compensation expense of $10,255,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	July 1, 2022	July 2, 2021
Cash paid during period:
Income taxes	$13,763	$5,503
Non-cash investing and financing activities:
Unrealized loss on short-term investments	$-	$(65)
Vested stock unit awards issued to settle accrued bonuses	$10,200	$7,637
Accrual for capital expenditures as of period end	$1,950	$161
Right-of-use asset obtained in exchange for operating lease obligations	$4,820	$573

Note 8: Accounts Receivable, Net

At July 1, 2022 and December 31, 2021, accounts receivable, net, was comprised of the following:

	July 1,	December 31,
(In thousands)	2022	2021
Billed accounts receivable	$115,622	$102,028
Unbilled accounts receivable	51,692	42,256
Allowance for contract losses and doubtful accounts	(5,540)	(4,423)
Total accounts receivable, net	$161,774	$139,861

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows (in thousands):

Balance at December 31, 2021	$4,423
Provision for contract losses and doubtful accounts	1,470
Write-offs	(353)
Balance at July 1, 2022	$5,540

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

Segment information for the three and six months ended July 1, 2022 and July 2, 2021 follows:

Revenues

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Engineering and Other Scientific	$109,150	$98,139	$213,765	$191,748
Environmental and Health	21,131	21,738	44,994	44,610
Total revenues	$130,281	$119,877	$258,759	$236,358

Operating Income

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Engineering and Other Scientific	$40,032	$37,914	$78,522	$71,970
Environmental and Health	6,846	7,495	14,681	15,414
Total segment operating income	46,878	45,409	93,203	87,384
Corporate operating expense	(1,601)	(16,037)	(11,209)	(33,954)
Total operating income	$45,277	$29,372	$81,994	$53,430

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

Capital Expenditures

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Engineering and Other Scientific	$1,616	$814	$2,180	$1,418
Environmental and Health	6	30	56	79
Total segment capital expenditures	1,622	844	2,236	1,497
Corporate capital expenditures	3,034	655	5,215	2,308
Total capital expenditures	$4,656	$1,499	$7,451	$3,805

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Engineering and Other Scientific	$1,154	$976	$2,193	$1,986
Environmental and Health	41	47	83	93
Total segment depreciation and amortization	1,195	1,023	2,276	2,079
Corporate depreciation and amortization	617	619	1,225	1,219
Total depreciation and amortization	$1,812	$1,642	$3,501	$3,298

One client comprised 15% and 14% of the Company’s revenues during the three months ended July 1, 2022 and July 2, 2021, respectively. The same client comprised 14% and 12% of the Company's revenue during the six months ended July 1, 2022 and July 2, 2021, respectively.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of July 1, 2022.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of July 1, 2022, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $774,000 and $615,000 was included in other income for the three months ended July 1, 2022 and July 2, 2021, respectively. Rental income of $1,418,000 and $1,407,000 was included in other income for the six months ended July 1, 2022 and July 2, 2021, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Operating lease cost	$1,799	$1,623	$3,566	$3,261
Variable lease cost	327	255	639	547
Short-term lease cost	102	105	231	251

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,364	$1,535	$3,565	$3,814

Supplemental balance sheet information related to operating leases was as follows:

	July 1, 2022	December 31, 2021
Weighted Average Remaining Lease Term	4.2 years	4.1 years
Weighted Average Discount Rate	3.9%	4.2%

Maturities of operating lease liabilities as of July 1, 2022:

Operating
(In thousands)	Leases
2022 (excluding the six months ended July 1, 2022)	2,753
2023	5,103
2024	3,382
2025	2,551
2026	2,589
2027	2,071
Total lease payments	$18,449
Less imputed interest	(1,928)
Total lease liability	$16,521

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

Note 12: Subsequent Events

On July 28, 2022, the Company’s Board of Directors announced a cash dividend of $0.24 per share of the Company’s common stock, payable September 23, 2022, to stockholders of record as of September 9, 2022.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the six months ended July 1, 2022, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2022 increased 9% to $130,281,000 as compared to $119,877,000 during the same period last year. Revenues before reimbursements for the second quarter of 2022 increased 5% to $118,218,000 as compared to $112,468,000 during the same period last year.

During the second quarter of 2022, growth continued across several industries, with work in the consumer products, chemicals, automotive and life sciences sectors driving a number of engagements. On the proactive side, our asset integrity and risk assessments with utilities and energy storage-related work continued to be strong, in addition to machine learning data studies. Among our reactive services, litigation-related work was robust and we saw increased demand for our services related to product safety and recalls.

Net income increased 1% to $25,755,000 during the second quarter of 2022 as compared to $25,400,000 during the same period last year. Diluted earnings per share increased to $0.49 per share as compared to $0.48 in the same period last year. The increases in net income and diluted earnings per share were primarily due to the increase in revenues before reimbursements.

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

Overview of the Three Months Ended July 1, 2022

During the second quarter of 2022, billable hours increased 2% to 372,000 as compared to 365,000 during the same period last year. Our utilization decreased to 77% during the second quarter of 2022 as compared to 79% during the same period last year. Technical full-time equivalent employees increased 5% to 934 during the second quarter of 2022 as compared to 888 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended July 1, 2022 compared to Three Months Ended July 2, 2021

Revenues

	Three Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Engineering and Other Scientific	$109,150	$98,139	11.2%
Percentage of total revenues	83.8%	81.9%
Environmental and Health	21,131	21,738	-2.8%
Percentage of total revenues	16.2%	18.1%
Total revenues	$130,281	$119,877	8.7%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the second quarter of 2022, billable hours for this segment increased by 2% to 293,000 as compared to 287,000 during the same period last year. Utilization for this segment decreased to 79% during the second quarter of 2022 as compared to 82% during the same period last year. The increase in billable hours was driven by broad-based growth, with continued strong demand for our services across the utilities, consumer products, automotive, and life sciences sectors. Utilization during the second quarter of 2021 was historically strong. Technical full-time equivalent employees in this segment increased 6% to 715 during the second quarter of 2022 as compared to 677 for the same period last year due to our recruiting and retention efforts.

The decrease in revenues for our Environmental and Health segment was due to a decrease in our realized billing rate. The decrease in our realized billing rate was primarily due to the decrease in the value of the British Pound as compared to the U.S. Dollar. During the second quarter of 2022, billable hours for this segment increased by 1% to 79,000 as compared to 78,000 during the same period last year. Utilization in this segment decreased to 69% during the second quarter of 2022 as compared to 71% during the same period last year. The decrease in utilization was due to investments in recruiting and marketing in our Health Practice. Technical full-time equivalent employees in this segment increased 4% to 219 during the second quarter of 2022 as compared to 211 during the same period last year due to our recruiting and retention efforts.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Compensation and related expenses	$58,446	$71,815	-18.6%
Percentage of total revenues	44.9%	59.9%

The decrease in compensation and related expenses during the second quarter of 2022 was due to a change in the value of assets associated with our deferred compensation plan, partially offset by an increase in payroll expense and an increase in fringe benefits. During the second quarter of 2022, deferred compensation expense decreased by $15,935,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $11,259,000 during the second quarter of 2022 as compared to an increase in the value of plan assets of $4,676,000 during the same period last year. Payroll expense increased by $2,228,000 and fringe benefits increased by $276,000 during the second quarter of 2022 due to the impact of our annual salary adjustments and an increase in technical full-time equivalent employees. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Other operating expenses	$8,755	$8,121	7.8%
Percentage of total revenues	6.7%	6.8%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the second quarter of 2022 was primarily due to an increase in occupancy expense of $283,000, an increase in depreciation expense of $170,000, and an increase in information technology related expenses of $169,000. The increases in occupancy expenses was due to growth in technical full-time equivalent employees and the transition back to our offices from a remote work environment. The increases in depreciation and information technology related expenses were due to continued investment in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent, make investments in our corporate infrastructure, and transition our workforce back to our offices as COVID-19 pandemic related business restrictions are lifted.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Reimbursable expenses	$12,063	$7,409	62.8%
Percentage of total revenues	9.3%	6.2%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses during the second quarter of 2022 was primarily due to an increase in project-related travel and other project-related expenses as COVID-19 pandemic-related business and travel restrictions eased.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
General and administrative expenses	$5,740	$3,160	81.6%
Percentage of total revenues	4.4%	2.6%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $1,133,000, an increase in outside consulting expense of $548,000, an increase in recruiting expenses of 304,000, an increase in marketing and business development expenses of $222,000 and several other individually insignificant increases. The increase in travel and meals was due to the easing of COVID-19 pandemic-related business and travel restrictions. The increase in outside consulting expense was due to several ongoing projects associated with investments in our corporate infrastructure. The increases in recruiting expenses was due to the increase in technical full-time equivalent employees. The increase in marketing and business development was due to an increase in our business development activities. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development and staff development initiatives, and increase travel and meal expenses as COVID-19 pandemic related business restrictions are eased.

Operating Income

	Three Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Engineering and Other Scientific	$40,032	$37,914	5.6%
Environmental and Health	6,846	7,495	-8.7%
Total segment operating income	46,878	45,409	3.2%
Corporate operating expense	(1,601)	(16,037)	-90.0%
Total operating income	$45,277	$29,372	54.2%

The increase in operating income for our Engineering and Other Scientific segment during the second quarter of 2022 as compared to the same period last year was due to an increase in revenues. The increase in revenues was driven by broad-based growth, with continued strong demand for our services across the utilities, consumer products, automotive, and life sciences sectors. The decrease in operating income for our Environmental and Health segment was due to investments in recruiting and marketing in our Health Practice.

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

The decrease in corporate operating expenses during the second quarter of 2022 as compared to the same period last year was primarily due to a decrease in deferred compensation expense partially offset by an increase in the costs associated with our human resources, finance, information technology and business development groups. During the second quarter of 2022, deferred compensation expense decreased $15,935,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $11,259,000 during the second quarter of 2022 as compared to an increase in the value of plan assets of $4,676,000 during the same period last year.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Other income, net	$(9,845)	$5,295	-285.9%
Percentage of total revenues	-7.6%	4.4%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in the gain on foreign exchange, an increase in interest income and an increase in rental income. During the second quarter of 2022, other income, net, decreased by $15,935,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $11,259,000 during the second quarter of 2022 as compared to an increase in the value of the plan assets of $4,676,000 during the same period last year. The increase in the gain on foreign exchange of $451,000 was due to an increase in the value of assets denominated in currencies that are not our functional currency. The increase in interest income of $161,000 was due to an increase in interest rates. The increase in rental income of $159,000 was due to a decrease in our vacancy rate.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Income taxes	$9,677	$9,267	4.4%
Percentage of total revenues	7.4%	7.7%
Effective tax rate	27.3%	26.7%

The increase in income tax expense was due to an increase in pre-tax income and an increase in our effective tax rate. The increase in our effective tax rate was due primarily to an increase in non-deductible officer compensation.

Six Months Ended July 1, 2022 compared to Six Months Ended July 2, 2021

Revenues

	Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Engineering and Other Scientific	$213,765	$191,748	11.5%
Percentage of total revenues	82.6%	81.1%
Environmental and Health	44,994	44,610	0.9%
Percentage of total revenues	17.4%	18.9%
Total revenues	$258,759	$236,358	9.5%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first six months of 2022, billable hours for this segment increased by 4% to 583,000 as compared to 563,000 during the same period last year. Utilization for this segment decreased to 78% during the first six months of 2022 as compared to 79% during the same period last year. Growth was driven by strong demand for Exponent’s services across a broad range of industries and use cases. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels. Technical full-time equivalent employees in this segment increased 5% to 716 during the first six months of 2022 as compared to 684 for the same period last year due to our recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours partially offset by a decrease in our realized billing rate. During the first six months of 2022, billable hours for this segment increased by 3% to 163,000 as compared to 159,000 during the same period last year. Utilization in this segment decreased to 71% during the first six months of 2022 as compared to 72% during the same period last year. This segment benefited from increased activity in litigation-related projects and support of human participant studies. The decrease in our realized billing rate was primarily due to the decrease in the value of the British Pound as compared to the U.S. Dollar. Technical full-time equivalent employees in this segment increased by 4% to 220 during the first six months of 2022 as compared to 212 during the same period last year due to our recruiting and retention efforts.

Compensation and Related Expenses

	Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Compensation and related expenses	$127,203	$146,353	-13.1%
Percentage of total revenues	49.2%	61.9%

The decrease in compensation and related expenses during the first six months of 2022 was due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in payroll expense, an increase in fringe benefits, and an increase in bonus expense. During the first six months of 2022, deferred compensation expense decreased $26,214,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $15,959,000 during the first six months of 2022 as compared to an increase in the value of plan assets of $10,255,000 during the same period last year. Payroll expense increased $4,468,000 during the first six months of 2022 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. Fringe benefits increased by $1,059,000 during the first six months of 2022 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. Bonus expense increased by $1,179,000 during the first six months of 2022 due to a corresponding increase to our bonus pool which is equal to 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Other operating expenses	$16,920	$15,831	6.9%
Percentage of total revenues	6.5%	6.7%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first six months of 2022 was primarily due to an increase in occupancy expense of $364,000, an increase in information technology related expenses of $325,000 and an increase in depreciation expense of $202,000. The increase in occupancy expenses was due to growth in technical full-time equivalent employees and the transition back to our offices from a remote work environment. The increases in information technology related expenses and depreciation expense were due to continued investment in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent, make investments in our corporate infrastructure, and transition our workforce back to our offices as COVID-19 pandemic-related business restrictions are lifted.

Reimbursable Expenses

	Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Reimbursable expenses	$22,671	$14,311	58.4%
Percentage of total revenues	8.8%	6.1%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses during the first six months of 2022 was primarily due to an increase in project-related travel and other project-related expenses as COVID-19 business and travel restrictions eased.

General and Administrative Expenses

	Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
General and administrative expenses	$9,971	$6,433	55.0%
Percentage of total revenues	3.9%	2.7%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $1,592,000, an increase in outside consulting expense of $573,000, an increase in recruiting expenses of $395,000, an increase in marketing and business development expenses of $189,000 and several other individually insignificant increases. The increase in travel and meals was due to the easing of COVID-19 pandemic-related business and travel restrictions. The increase in outside consulting expense was due to several ongoing projects associated with investments in our corporate infrastructure. The increases in recruiting expenses was due to the increase in technical full-time equivalent employees. The increase in marketing and business development was due to an increase in our business development activities. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development and staff development initiatives, and increase travel and meal expenses as COVID-19 pandemic related business restrictions are eased.

Operating Income

	Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Engineering and Other Scientific	$78,522	$71,970	9.1%
Environmental and Health	14,681	15,414	-4.8%
Total segment operating income	93,203	87,384	6.7%
Corporate operating expense	(11,209)	(33,954)	-67.0%
Total operating income	$81,994	$53,430	53.5%

The increase in operating income for our Engineering and Other Scientific segment during the first six months of 2021 as compared to the same period last year was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth was driven by strong demand for Exponent’s services across a broad range of industries and use cases. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels. The decrease in operating income for our Environmental and Health segment was due to investments in recruiting and marketing in our Health Practice.

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

The decrease in corporate operating expenses during the first six months of 2022 as compared to the same period last year was primarily due to a decrease in deferred compensation expense partially offset by an increase in the costs associated with our human resources, finance, information technology and business development groups. During the first six months of 2022, deferred compensation expense decreased $26,214,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $15,959,000 during the first six months of 2022 as compared to an increase in the value of plan assets of $10,255,000 during the same period last year.

Other Income, Net

	Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Other income, net	$(13,755)	$11,363	-221.1%
Percentage of total revenues	-5.3%	4.8%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in the realized gain on foreign exchange and an increase in interest income. During the first six months of 2022, other income, net, decreased $26,214,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $15,959,000 during the first six months of 2022 as compared to an increase in the value of the plan assets of $10,255,000 during the same period last year. During the first six months of 2022, other income, net, increased by $893,000 as compared to the same period last year due to a change in the realized gain/loss on foreign exchange. This increase consisted of a realized gain on foreign exchange of $562,000 during the first six months of 2022 as compared to a realized loss on foreign exchange of $331,000 during the same period last year. During the first six months of 2022, interest income increased by $155,000 as compared to the same period last year due to an increase in interest rates.

Income Taxes

	Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	Percent Change
Income taxes	$12,875	$8,545	50.7%
Percentage of total revenues	5.0%	3.6%
Effective tax rate	18.9%	13.2%

The excess tax benefit associated with stock-based awards was $6,040,000 during the first six months of 2022 as compared to $8,823,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.7% during the first six months of 2022 as compared to 26.8% during the same period last year. The increase in our effective tax rate, excluding the impact of the excess tax benefit, was due primarily to an increase in non-deductible officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

	Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021
Net cash provided by operating activities	$23,816	$45,452
Net cash (used in) / provided by investing activities	(5,914)	40,757
Net cash used in financing activities	(148,536)	(43,997)

We financed our business during the first six months of 2022 through available cash. As of July 1, 2022, our cash and cash equivalents were $165,619,000 as compared to $297,687,000 at December 31, 2021.

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

The increase in net cash used in investing activities during the first six months of 2022, as compared to the net cash provided by investing activities during the same period last year, was due to a decrease in the maturity of short-term investments partially offset by a decrease in the purchase of short-term investments.

The increase in net cash used in financing activities during the first six months of 2022, as compared to the same period last year, was due to an increase in repurchases of our common stock and an increase in dividends partially offset by a reduction in payroll taxes for restricted stock units.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase shares of common stock under our stock repurchase programs, pay dividends, or strategically acquire professional service firms that are complementary to our business.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $87,639,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at July 1, 2022. Vested amounts due under the plan of $10,585,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at July 1, 2022. Our assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of July 1, 2022, invested amounts under the plan of $87,163,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of July 1, 2022, invested amounts under the plan of $10,585,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended July 1, 2022 and July 2, 2021:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenues before reimbursements	$118,218	$112,468	$236,088	$222,047
EBITDA	$37,069	$36,297	$71,544	$68,050
EBITDA as a % of revenues before reimbursements	31.4%	32.3%	30.3%	30.6%

The decrease in EBITDA as a percentage of revenues before reimbursements during the second quarter of 2022 as compared to the same period last year was primarily due to the decrease in utilization and an increase in other operating and general and administrative expenses. Our utilization decreased to 77% during the second quarter of 2022 as compared to 79% during the same period last year. Utilization during the second quarter of 2021 was historically strong. Other operating and general and administrative expenses increased during the second quarter of 2022 due to an increase in travel and meals associated with the easing of COVID-19 pandemic-related business and travel restrictions, an increase in technical full-time equivalent employees, investments in our corporate infrastructure, and an increase in marketing and business development activities.

The decrease in EBITDA as a percentage of revenues before reimbursements during the first six months of 2022 as compared to the same period last year was primarily due to an increase in other operating and general and administrative expenses. Other operating and general and administrative expenses increased during the first six months of 2022 due to an increase in travel and meals associated with the easing of COVID-19 pandemic-related business and travel restrictions, an increase in technical full-time equivalent employees, investments in our corporate infrastructure, and an increase in marketing and business development activities.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended July 1, 2022 and July 2, 2021:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income	$25,755	$25,400	$55,364	$56,248
Add back (subtract):
Income taxes	9,677	9,267	12,875	8,545
Interest income, net	(175)	(12)	(196)	(41)
Depreciation and amortization	1,812	1,642	3,501	3,298
EBITDA	37,069	36,297	71,544	68,050
Stock-based compensation	4,597	4,592	11,467	10,874
EBITDAS	$41,666	$40,889	$83,011	$78,924

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

At July 1, 2022, we had net assets of approximately $13.5 million with a functional currency of the British Pound, net assets of approximately $4.8 million with a functional currency of the Chinese Yuan, and net assets of approximately $6.0 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, China, and Hong Kong, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At July 1, 2022, we had net assets denominated in the non-functional currency of approximately $7.4 million.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of July 1, 2022, the Company’s disclosure controls and procedures were effective.

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

(b)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended July 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended July 1, 2022 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 2 to April 29	-	$-	-	$169,901
April 30 to May 27	638	88.76	638	$113,274
May 28 to July 1	82	81.72	82	$106,611
Total	720	$87.96	720	$106,611

(1)
On May 29, 2020, the Company’s Board of Directors announced $45,000,000 for repurchase of the Company’s common stock. On February 22, 2022, the Company’s Board of Directors announced an additional $150,000,000 for repurchase of the Company’s common stock. These repurchase programs have no expiration dates.

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

Date: August 5, 2022
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer