Form 10-Q
period 2022-09-30
EXPONENT INC
filed 2022-11-04
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the latest practicable date, the registrant had 50,638,229 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

(in thousands, except par value)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$148,443	$297,687
Accounts receivable, net of allowance for contract losses and doubtful accounts of $6,157 and $4,423 at September 30, 2022 and December 31, 2021, respectively	166,014	139,861
Prepaid expenses and other current assets	18,055	15,214
Total current assets	332,512	452,762

Property, equipment and leasehold improvements, net	64,289	59,971
Operating lease right-of-use assets	18,088	14,370
Goodwill	8,607	8,607
Deferred income taxes	50,501	46,546
Deferred compensation plan assets	83,722	99,962
Other assets	1,284	1,521
Total assets	$559,003	$683,739

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$31,825	$24,504
Accrued payroll and employee benefits	84,938	103,552
Deferred revenues	15,791	19,762
Operating lease liabilities	5,363	5,164
Total current liabilities	137,917	152,982

Other liabilities	2,639	2,886
Deferred compensation plan liabilities	85,453	100,999
Operating lease liabilities	13,194	9,807
Total liabilities	239,203	266,674
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at September 30, 2022 and December 31, 2021	66	66
Additional paid-in capital	298,589	281,419
Accumulated other comprehensive loss
Foreign currency translation adjustments	(5,136)	(1,983)
Retained earnings	518,631	478,370
Treasury stock, at cost; 14,918 and 13,591 shares held at September 30, 2022 and December 31, 2021, respectively	(492,350)	(340,807)
Total stockholders’ equity	319,800	417,065
Total liabilities and stockholders’ equity	$559,003	$683,739

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2022 and October 1, 2021

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Revenues:
Revenues before reimbursements	$115,143	$108,467	$351,231	$330,514
Reimbursements	12,036	7,938	34,707	22,249
Revenues	127,179	116,405	385,938	352,763
Operating expenses:
Compensation and related expenses	62,779	64,138	189,982	210,491
Other operating expenses	8,822	8,017	25,742	23,848
Reimbursable expenses	12,036	7,938	34,707	22,249
General and administrative expenses	6,729	4,193	16,700	10,626
Total operating expenses	90,366	84,286	267,131	267,214
Operating income	36,813	32,119	118,807	85,549
Other income, net:
Interest income, net	638	13	834	54
Miscellaneous income (expense), net	(3,975)	257	(17,926)	11,579
Total other income, net	(3,337)	270	(17,092)	11,633
Income before income taxes	33,476	32,389	101,715	97,182
Income taxes	9,034	7,815	21,909	16,360
Net income	$24,442	$24,574	$79,806	$80,822
Net income per share:
Basic	$0.47	$0.47	$1.54	$1.54
Diluted	$0.47	$0.46	$1.52	$1.52
Shares used in per share computations:
Basic	51,492	52,618	51,934	52,597
Diluted	52,008	53,312	52,489	53,316
Cash dividends declared per common share	$0.24	$0.20	$0.72	$0.60

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2022 and October 1, 2021

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net income	$24,442	$24,574	$79,806	$80,822
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,493)	(266)	(3,153)	(55)
Unrealized losses on available- for-sale investment securities arising during the period, net of tax	-	-	-	(65)
Comprehensive income	$22,949	$24,308	$76,653	$80,702

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and October 1, 2021

(in thousands)

(unaudited)

	Three and Nine Months Ended September 30, 2022
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	loss	earnings	Shares	Amount	Total
Balance at December 31, 2021	65,707	$66	$281,419	$(1,983)	$478,370	13,591	$(340,807)	$417,065
Employee stock purchase plan	-	-	961	-	-	(12)	109	1,070
Amortization of unrecognized stock-based compensation	-	-	5,939	-	-	-	-	5,939
Purchase of treasury stock	-	-	-	-	-	1,273	(111,843)	(111,843)
Foreign currency translation adjustments	-	-	-	(1,660)	-	-	-	(1,660)
Grant of restricted stock units to settle accrued bonus	-	-	10,200	-	-	-	-	10,200
Settlement of restricted stock units	-	-	(2,421)	-	(1,392)	(262)	(9,091)	(12,904)
Dividends and dividend equivalent rights	-	-	-	-	(25,737)	-	-	(25,737)
Net income	-	-	-	-	55,364	-	-	55,364
Balance at July 1, 2022	65,707	$66	$296,098	$(3,643)	$506,605	14,590	$(461,632)	$337,494
Employee stock purchase plan	-	-	492	-	-	(7)	65	557
Amortization of unrecognized stock-based compensation	-	-	1,999	-	-	-	-	1,999
Purchase of treasury stock	-	-	-	-	-	335	(30,783)	(30,783)
Foreign currency translation adjustments	-	-	-	(1,493)	-	-	-	(1,493)
Dividends and dividend equivalent rights	-	-	-	-	(12,416)	-	-	(12,416)
Net income	-	-	-	-	24,442	-	-	24,442
Balance at September 30, 2022	65,707	$66	$298,589	$(5,136)	$518,631	14,918	$(492,350)	$319,800

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and October 1, 2021

(in thousands)

(unaudited)

	Three and Nine Months Ended October 1, 2021
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 1, 2021	65,707	$66	$265,328	$(1,932)	$421,809	13,903	$(323,773)	$361,498
Employee stock purchase plan	-	-	909	-	-	(12)	114	1,023
Amortization of unrecognized stock-based compensation	-	-	5,676	-	-	-	-	5,676
Purchase of treasury stock	-	-	-	-	-	79	(7,000)	(7,000)
Foreign currency translation adjustments	-	-	-	211	-	-	-	211
Grant of restricted stock units to settle accrued bonus	-	-	7,637	-	-	-	-	7,637
Settlement of restricted stock units	-	-	(3,269)	-	(1,679)	(322)	(10,718)	(15,666)
Unrealized gain on investments	-	-	-	(65)	61	-	-	(4)
Dividends and dividend equivalent rights	-	-	-	-	(21,856)	-	-	(21,856)
Net income	-	-	-	-	56,248	-	-	56,248
Balance at July 2, 2021	65,707	$66	$276,281	$(1,786)	$454,583	13,648	$(341,377)	$387,767
Employee stock purchase plan	-	-	471	-	-	(5)	47	518
Exercise of stock options			658			(48)	477	1,135
Amortization of unrecognized stock-based compensation	-	-	1,840	-	-	-	-	1,840
Foreign currency translation adjustments	-	-	-	(266)	-	-	-	(266)
Dividends and dividend equivalent rights	-	-	-	-	(10,579)	-	-	(10,579)
Net income	-	-	-	-	24,574	-	-	24,574
Balance at October 1, 2021	65,707	$66	$279,250	$(2,052)	$468,578	$13,595	$(340,853)	$404,989

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and October 1, 2021

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net income	$79,806	$80,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	5,224	4,943
Amortization of premiums and accretion of discounts on short-term investments	-	(11)
Provision for contract losses and doubtful accounts	2,112	1,197
Stock-based compensation	16,072	15,239
Deferred income tax provision	(3,955)	(2,020)
Changes in operating assets and liabilities:
Accounts receivable	(28,265)	(33,671)
Prepaid expenses and other current assets	(7,583)	(4,878)
Change in operating leases	(132)	(472)
Accounts payable and accrued liabilities	5,140	5,784
Accrued payroll and employee benefits	(11,211)	3,053
Deferred revenues	(3,971)	392
Net cash provided by operating activities	53,237	70,378
Cash flows from investing activities:
Capital expenditures	(9,108)	(5,437)
Purchase of short-term investments	-	(34,994)
Maturity of short-term investments	-	55,000
Net cash (used in) provided by investing activities	(9,108)	14,569
Cash flows from financing activities:
Payroll taxes for restricted stock units	(12,904)	(15,666)
Repurchase of common stock	(142,195)	(7,000)
Exercise of stock-based payment awards	1,627	2,675
Dividends and dividend equivalents rights	(37,084)	(32,775)
Net cash used in financing activities	(190,556)	(52,766)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,817)	79
Net change in cash and cash equivalents	(149,244)	32,260
Cash and cash equivalents at beginning of period	297,687	197,525
Cash and cash equivalents at end of period	$148,443	$229,785

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 30, 2022 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on February 25, 2022.

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

The following table discloses the percentage of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Engineering & Other Scientific	64%	62%	63%	62%
Environmental and Health	14%	16%	16%	17%
Total time and materials revenues	78%	78%	79%	79%

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

The following table discloses the percentage of the Company’s revenue generated from fixed price contracts:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Engineering & Other Scientific	21%	21%	20%	20%
Environmental and Health	1%	1%	1%	1%
Total fixed price revenues	22%	22%	21%	21%

Deferred revenues represent amounts billed to clients in advance of services provided. During the third quarter of 2022, $6,343,000 of revenues were recognized that were included in the deferred revenue balance at July 1, 2022. During the first nine months of 2022, $14,215,000 of revenues were recognized that were included in the deferred revenue balance at December 31, 2021.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $6,996,000 and $1,219,000 during the third quarter of 2022 and 2021, respectively, and $18,040,000 and $9,923,000 during the nine months of 2022 and 2021, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2022 and October 1, 2021. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 30, 2022:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$51,794	$51,794	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	33,772	33,772	-	-
Equity trading securities held in deferred compensation plan (2)	60,807	60,807	-	-
Total	$146,373	$146,373	$-	$-
Liabilities
Deferred compensation plan (3)	94,502	94,502	-	-
Total	$94,502	$94,502	$-	$-

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

Money market securities as of September 30, 2022 and December 31, 2021 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of September 30, 2022:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$96,649	$-	$-	$96,649
Cash equivalents:
Money market securities	51,794	-	-	51,794
Total cash equivalents	51,794	-	-	51,794
Total cash and cash equivalents	148,443	-	-	148,443

Cash and cash equivalents consisted of the following as of December 31, 2021:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$196,106	$-	$-	$196,106
Cash equivalents:
Money market securities	101,581	-	-	101,581
Total cash equivalents	101,581	-	-	101,581
Total cash and cash equivalents	$297,687	$-	$-	$297,687

At September 30, 2022 and December 31, 2021, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at September 30, 2022 and December 31, 2021, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at September 30, 2022 and December 31, 2021 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Shares used in basic per share computation	51,492	52,618	51,934	52,597
Effect of dilutive common stock options outstanding	202	245	202	239
Effect of dilutive restricted stock units outstanding	314	449	353	480
Shares used in diluted per share computation	52,008	53,312	52,489	53,316

There were no equity awards excluded from the diluted per share calculation for the three and nine months ended September 30, 2022 and October 1, 2021.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,606,000 and $2,525,000 during the three months ended September 30, 2022 and October 1, 2021, respectively. For the nine months ended September 30, 2022 and October 1, 2021, the Company recorded stock-based compensation expense associated with accrued bonus awards of $8,133,000 and $7,723,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $1,787,000 and $1,654,000 during the three months ended September 30, 2022 and October 1, 2021, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $7,315,000 and $6,967,000 during the nine months ended September 30, 2022 and October 1, 2021, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $212,000 and $186,000 during the three months ended September 30, 2022 and October 1, 2021, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $623,000 and $549,000 during the nine months ended September 30, 2022 and October 1, 2021, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of September 30, 2022 and December 31, 2021 the invested amounts under the plans totaled $94,579,000 and $109,342,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheets. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income (expense), net.

As of September 30, 2022 and December 31, 2021 vested amounts due under the plans totaled $94,502,000 and $110,379,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended September 30, 2022, the Company recognized a reduction to compensation expense of $4,925,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (expense), net. During the three months ended October 1, 2021, the Company recognized a reduction to compensation expense of $258,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (expense), net. During the nine months ended September 30, 2022, the Company recognized a reduction in compensation expense of $20,884,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (expense), net. During the nine months ended October 1, 2021, the Company recognized additional compensation expense of $9,997,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income (expense), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 30, 2022	October 1, 2021
Cash paid during period:
Income taxes	$24,349	$16,481
Non-cash investing and financing activities:
Unrealized loss on short-term investments	$-	$(65)
Vested stock unit awards issued to settle accrued bonuses	$10,200	$7,637
Accrual for capital expenditures as of period end	$846	$368
Right-of-use asset obtained in exchange for operating lease obligations	$8,090	$792

Note 8: Accounts Receivable, Net

At September 30, 2022 and December 31, 2021, accounts receivable, net, was comprised of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Billed accounts receivable	$110,428	$102,028
Unbilled accounts receivable	61,743	42,256
Allowance for contract losses and doubtful accounts	(6,157)	(4,423)
Total accounts receivable, net	$166,014	$139,861

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows (in thousands):

Balance at December 31, 2021	$4,423
Provision for contract losses and doubtful accounts	2,112
Write-offs	(378)
Balance at September 30, 2022	$6,157

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

Segment information for the three and nine months ended September 30, 2022 and October 1, 2021 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Engineering and Other Scientific	$107,403	$97,100	$321,168	$288,848
Environmental and Health	19,776	19,305	64,770	63,915
Total revenues	$127,179	$116,405	$385,938	$352,763

Operating Income

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Engineering and Other Scientific	$39,385	$36,676	$117,907	$108,646
Environmental and Health	6,378	5,851	21,059	21,265
Total segment operating income	45,763	42,527	138,966	129,911
Corporate operating expense	(8,950)	(10,408)	(20,159)	(44,362)
Total operating income	$36,813	$32,119	$118,807	$85,549

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

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Engineering and Other Scientific	$870	$563	$3,050	$1,981
Environmental and Health	48	57	104	136
Total segment capital expenditures	918	620	3,154	2,117
Corporate capital expenditures	1,172	778	6,387	3,086
Total capital expenditures	$2,090	$1,398	$9,541	$5,203

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Engineering and Other Scientific	$1,108	$1,089	$3,301	$3,074
Environmental and Health	41	49	124	141
Total segment depreciation and amortization	1,149	1,138	3,425	3,215
Corporate depreciation and amortization	574	507	1,799	1,728
Total depreciation and amortization	$1,723	$1,645	$5,224	$4,943

One client comprised 16% and 15% of the Company’s revenues during the three months ended September 30, 2022 and October 1, 2021, respectively. The same client comprised 15% and 13% of the Company's revenues during the nine months ended September 30, 2022 and October 1, 2021, respectively.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of September 30, 2022.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of September 30, 2022, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $739,000 and $624,000 was included in other income for the three months ended September 30, 2022 and October 1, 2021, respectively. Rental income of $2,157,000 and $2,030,000 was included in other income for the nine months ended September 30, 2022 and October 1, 2021, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Operating lease cost	$1,681	$1,635	$5,247	$4,896
Variable lease cost	274	246	913	793
Short-term lease cost	194	68	425	319

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,518	$1,566	$5,083	$5,381

Supplemental balance sheet information related to operating leases was as follows:

	September 30, 2022	December 31, 2021
Weighted Average Remaining Lease Term	4.3 years	4.1 years
Weighted Average Discount Rate	4.0%	4.2%

Maturities of operating lease liabilities as of September 30, 2022:

Operating
(In thousands)	Leases
2022 (excluding the nine months ended September 30, 2022)	1,413
2023	5,885
2024	4,178
2025	3,296
2026	3,084
2027	2,589
2028	162
Total lease payments	$20,607
Less imputed interest	(2,050)
Total lease liability	$18,557

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

Note 12: Subsequent Events

On October 27, 2022, the Company’s Board of Directors announced a cash dividend of $0.24 per share of the Company’s common stock, payable December 23, 2022, to stockholders of record as of December 9, 2022.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to us or our management, identify such forward-looking statements. Such statements reflect the current views of us or our management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the global economic downturn, the COVID-19 pandemic (including factors relating to measures implemented by governmental authorities or by us to promote the safety of our employees, vendors and clients; other direct and indirect impacts on our business and the businesses of our clients, vendors and other partners; impacts which may, among other things, adversely affect our clients’ ability to utilize our services at the levels they have previously; disruptions of access to our facilities or those of our clients or third parties; and increased and potentially significant economic uncertainty and volatility, including credit and collectability risks and potential disruptions of capital and credit markets), the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in this Quarterly Report under the heading “Risk Factors” and elsewhere in this report. The inclusion of such forward-looking information should not be regarded as a representation by the us or any other person that the future events, plans, or expectations we contemplated will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2022, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2022 increased 9% to $127,179,000 as compared to $116,405,000 during the same period last year. Revenues before reimbursements for the third quarter of 2022 increased 6% to $115,143,000 as compared to $108,467,000 during the same period last year.

During the third quarter of 2022, our proactive engagements within consumer products and transportation remained a key driver of our performance as demand for our work related to virtual reality, wearable technologies, and energy storage increased. At the same time, our reactive business continued to benefit from an increase in litigation activity and a diversified portfolio of product safety- and recall-related work, particularly in the life sciences space.

Net income decreased 1% to $24,442,000 during the third quarter of 2022 as compared to $24,574,000 during the same period last year. Diluted earnings per share increased to $0.47 per share as compared to $0.46 in the same period last year.

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

Overview of the Three Months Ended September 30, 2022

During the third quarter of 2022, billable hours increased 5% to 365,000 as compared to 348,000 during the same period last year. Our utilization decreased to 73% during the third quarter of 2022 as compared to 76% during the same period last year. Technical full-time equivalent employees increased 8% to 958 during the third quarter of 2022 as compared to 883 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended September 30, 2022 compared to Three Months Ended October 1, 2021

Revenues

	Three Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Engineering and Other Scientific	$107,403	$97,100	10.6%
Percentage of total revenues	84.5%	83.4%
Environmental and Health	19,776	19,305	2.4%
Percentage of total revenues	15.5%	16.6%
Total revenues	$127,179	$116,405	9.3%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the third quarter of 2022, billable hours for this segment increased by 6% to 291,000 as compared to 275,000 during the same period last year. Utilization for this segment decreased to 76% during the third quarter of 2022 as compared to 78% during the same period last year. The increase in billable hours was driven by an increase in demand for our services across the consumer products, utilities, and automotive sectors. Utilization during the second quarter of 2021 was historically strong. Technical full-time equivalent employees in this segment increased 10% to 742 during the third quarter of 2022 as compared to 675 for the same period last year due to our recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. Excluding the impact of foreign exchange, revenues for this segment increased 7.3% during the third quarter of 2022. During the third quarter of 2022, billable hours for this segment increased by 1% to 74,000 as compared to 73,000 during the same period last year. Utilization in this segment decreased to 66% during the third quarter of 2022 as compared to 68% during the same period last year. The increase in revenues was due to expansion of our health data science work. The decrease in utilization was due to investments in recruiting and marketing in our Health Practice. Technical full-time equivalent employees in this segment increased 4% to 216 during the third quarter of 2022 as compared to 208 during the same period last year due to our recruiting and retention efforts.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Compensation and related expenses	$62,779	$64,138	-2.1%
Percentage of total revenues	49.4%	55.1%

The decrease in compensation and related expenses during the third quarter of 2022 was due to a change in the value of assets associated with our deferred compensation plan, partially offset by an increase in payroll expense and an increase in fringe benefits. During the third quarter of 2022, deferred compensation expense decreased by $4,667,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $4,925,000 during the third quarter of 2022 as compared to a decrease in the value of plan assets of $258,000 during the same period last year. Payroll expense increased by $2,690,000 and fringe benefits increased by $307,000 during the third quarter of 2022 due to the impact of our annual salary adjustments and an increase in technical full-time equivalent employees. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Other operating expenses	$8,822	$8,017	10.0%
Percentage of total revenues	6.9%	6.9%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the third quarter of 2022 was primarily due to an increase in occupancy expense of $400,000, an increase in information technology related expenses of $253,000, and an increase in office expenses of $132,000. The increases in occupancy expenses and office expenses were due to growth in technical full-time equivalent employees and the transition back to our offices from a fully remote work environment. The increases in information technology related expenses were due to continued investment in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent, make investments in our corporate infrastructure, and transition our workforce back to our offices as COVID-19 pandemic related business restrictions are lifted.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Reimbursable expenses	$12,036	$7,938	51.6%
Percentage of total revenues	9.5%	6.8%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses during the third quarter of 2022 was primarily due to an increase in project-related travel and other project-related expenses as COVID-19 pandemic-related business and travel restrictions eased.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
General and administrative expenses	$6,729	$4,193	60.5%
Percentage of total revenues	5.3%	3.6%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $1,710,000, an increase in outside consulting expense of $485,000, an increase in recruiting expenses of 167,000, and several other individually insignificant increases. The increase in travel and meals was due to a firm-wide managers' meeting held during the third quarter of 2022 and the continued easing of COVID-19 pandemic-related business and travel restrictions. The increase in outside consulting expense was due to several ongoing projects associated with investments in our corporate infrastructure. The increases in recruiting expenses was due to the increase in technical full-time equivalent employees. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development and staff development initiatives, and increase travel and meal expenses as COVID-19 pandemic related business restrictions phase out.

Operating Income

	Three Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Engineering and Other Scientific	$39,385	$36,676	7.4%
Environmental and Health	6,378	5,851	9.0%
Total segment operating income	45,763	42,527	7.6%
Corporate operating expense	(8,950)	(10,408)	-14.0%
Total operating income	$36,813	$32,119	14.6%

The increase in operating income for our Engineering and Other Scientific segment during the third quarter of 2022 as compared to the same period last year was due to an increase in revenues partially offset by an increase in expenses. The increase in revenues was driven by demand for our services across the consumer products, utilities, and automotive sectors. The increase in operating income for our Environmental and Health segment was due to an increase in revenues. The increase in revenues was driven by expansion of our health data science work.

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

The decrease in corporate operating expenses during the third quarter of 2022 as compared to the same period last year was primarily due to a decrease in deferred compensation expense partially offset by an increase in the costs associated with our human resources, finance, information technology and business development groups. During the third quarter of 2022, deferred compensation expense decreased $4,667,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $4,925,000 during the third quarter of 2022 as compared to a decrease in the value of plan assets of $258,000 during the same period last year.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Other income, net	$(3,337)	$270	-1335.9%
Percentage of total revenues	-2.6%	0.2%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in the gain on foreign exchange, and an increase in interest income. During the third quarter of 2022, other income, net, decreased by $4,667,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $4,925,000 during the third quarter of 2022 as compared to a decrease in the value of the plan assets of $258,000 during the same period last year. The increase in the gain on foreign exchange of $325,000 was due to an increase in the value of assets denominated in currencies that are not our functional currency. The increase in interest income of $625,000 was due to an increase in interest rates.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Income taxes	$9,034	$7,815	15.6%
Percentage of total revenues	7.1%	6.7%
Effective tax rate	27.0%	24.1%

The increase in income tax expense was due to a decrease in the excess tax benefit associated with stock-based awards. There was no excess tax benefit associated with stock-based awards during the third quarter of 2022. The excess tax benefit associated with stock-based awards was $1,066,000 during the third quarter of 2021. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.4% during the third quarter of 2021.

Nine Months Ended September 30, 2022 compared to Nine Months Ended October 1, 2021

Revenues

	Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Engineering and Other Scientific	$321,168	$288,848	11.2%
Percentage of total revenues	83.2%	81.9%
Environmental and Health	64,770	63,915	1.3%
Percentage of total revenues	16.8%	18.1%
Total revenues	$385,938	$352,763	9.4%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first nine months of 2022, billable hours for this segment increased by 4% to 874,000 as compared to 838,000 during the same period last year. Utilization for this segment decreased to 77% during the first nine months of 2022 as compared to 79% during the same period last year. Growth was driven by demand for Exponent’s services across a broad range of industries and use cases. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels. Technical full-time equivalent employees in this segment increased 6% to 725 during the first nine months of 2022 as compared to 682 for the same period last year due to our recruiting and retention efforts.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in our realized billing rate. Excluding the impact of foreign exchange, revenues for this segment increased 4.3% during the first nine months of 2022. During the first nine months of 2022, billable hours for this segment increased by 2% to 236,000 as compared to 232,000 during the same period last year. Utilization in this segment decreased to 69% during the first nine months of 2022 as compared to 70% during the same period last year. This segment benefited from increased activity in litigation-related projects and support of human participant studies. Technical full-time equivalent employees in this segment increased by 4% to 219 during the first nine months of 2022 as compared to 211 during the same period last year due to our recruiting and retention efforts.

Compensation and Related Expenses

	Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Compensation and related expenses	$189,982	$210,491	-9.7%
Percentage of total revenues	49.2%	59.7%

The decrease in compensation and related expenses during the first nine months of 2022 was due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in payroll expense, an increase in fringe benefits, and an increase in bonus expense. During the first nine months of 2022, deferred compensation expense decreased $30,881,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $20,884,000 during the first nine months of 2022 as compared to an increase in the value of plan assets of $9,997,000 during the same period last year. Payroll expense increased $7,157,000 during the first nine months of 2022 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. Fringe benefits increased by $1,366,000 during the first nine months of 2022 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. Bonus expense increased by $1,210,000 during the first nine months of 2022 due to a corresponding increase to our bonus pool which is equal to 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Other operating expenses	$25,742	$23,848	7.9%
Percentage of total revenues	6.7%	6.8%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first nine months of 2022 was primarily due to an increase in occupancy expense of $763,000, an increase in information technology related expenses of $578,000 and an increase in depreciation expense of $281,000. The increase in occupancy expenses was due to growth in technical full-time equivalent employees and the transition back to our offices from a fully remote work environment. The increases in information technology related expenses and depreciation expense were due to continued investment in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent, make investments in our corporate infrastructure, and transition our workforce back to our offices as COVID-19 pandemic-related business restrictions are lifted.

Reimbursable Expenses

	Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Reimbursable expenses	$34,707	$22,249	56.0%
Percentage of total revenues	9.0%	6.3%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses during the first nine months of 2022 was primarily due to an increase in project-related travel and other project-related expenses as COVID-19 business and travel restrictions eased.

General and Administrative Expenses

	Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
General and administrative expenses	$16,700	$10,626	57.2%
Percentage of total revenues	4.3%	3.0%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $3,303,000, an increase in outside consulting expense of $1,050,000, an increase in recruiting expenses of $562,000, an increase in marketing and business development expenses of $268,000 and several other individually insignificant increases. The increase in travel and meals was due to a firm-wide managers' meeting held during the third quarter of 2022 and the continued easing of COVID-19 pandemic-related business and travel restrictions. The increase in outside consulting expense was due to several ongoing projects associated with investments in our corporate infrastructure. The increase in recruiting expense was due to the increase in technical full-time equivalent employees. The increase in marketing and business development expenses was due to an increase in our business development activities. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development and staff development initiatives, and increase travel and meal expenses as COVID-19 pandemic related business restrictions phase out.

Operating Income

	Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Engineering and Other Scientific	$117,907	$108,646	8.5%
Environmental and Health	21,059	21,265	-1.0%
Total segment operating income	138,966	129,911	7.0%
Corporate operating expense	(20,159)	(44,362)	-54.6%
Total operating income	$118,807	$85,549	38.9%

The increase in operating income for our Engineering and Other Scientific segment during the first nine months of 2022 as compared to the same period last year was due to an increase in revenues partially offset by an increase in expenses. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth was driven by strong demand for Exponent’s services across a broad range of industries and use cases. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Our work in international arbitrations and integrity management advisory services continued at strong levels. The decrease in operating income for our Environmental and Health segment was due to investments in recruiting and marketing in our Health Practice.

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

The decrease in corporate operating expenses during the first nine months of 2022 as compared to the same period last year was primarily due to a decrease in deferred compensation expense partially offset by an increase in the costs associated with our human resources, finance, information technology and business development groups. During the first nine months of 2022, deferred compensation expense decreased $30,881,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $20,884,000 during the first nine months of 2022 as compared to an increase in the value of plan assets of $9,997,000 during the same period last year.

Other Income, Net

	Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Other income, net	$(17,092)	$11,633	-246.9%
Percentage of total revenues	-4.4%	3.3%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in the realized gain on foreign exchange and an increase in interest income. During the first nine months of 2022, other income, net, decreased $30,881,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $20,884,000 during the first nine months of 2022 as compared to an increase in the value of the plan assets of $9,997,000 during the same period last year. During the first nine months of 2022, other income, net, increased by $1,218,000 as compared to the same period last year due to a change in the realized gain/loss on foreign exchange. This increase consisted of a realized gain on foreign exchange of $776,000 during the first nine months of 2022 as compared to a realized loss on foreign exchange of $442,000 during the same period last year. During the first nine months of 2022, interest income increased by $780,000 as compared to the same period last year due to an increase in interest rates.

Income Taxes

	Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	Percent Change
Income taxes	$21,909	$16,360	33.9%
Percentage of total revenues	5.7%	4.6%
Effective tax rate	21.5%	16.8%

The excess tax benefit associated with stock-based awards was $6,040,000 during the first nine months of 2022 as compared to $9,889,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.5% during the first nine months of 2022 as compared to 27.0% during the same period last year. The increase in our effective tax rate, excluding the impact of the excess tax benefit, was due primarily to an increase in non-deductible officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

	Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021
Net cash provided by operating activities	$53,237	$70,378
Net cash (used in) / provided by investing activities	(9,108)	14,569
Net cash used in financing activities	(190,556)	(52,766)

We financed our business during the first nine months of 2022 through available cash. As of September 30, 2022, our cash and cash equivalents were $148,443,000 as compared to $297,687,000 at December 31, 2021.

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

The increase in net cash used in investing activities during the first nine months of 2022, as compared to the net cash provided by investing activities during the same period last year, was due to a decrease in the maturity of short-term investments partially offset by a decrease in the purchase of short-term investments and an increase in capital expenditures due to an increase in investment in our corporate infrastructure.

The increase in net cash used in financing activities during the first nine months of 2022, as compared to the same period last year, was due to an increase in repurchases of our common stock and an increase in dividends partially offset by a reduction in payroll taxes for restricted stock units.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase shares of common stock under our stock repurchase programs, pay dividends, or strategically acquire professional service firms that are complementary to our business.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $85,453,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at September 30, 2022. Vested amounts due under the plan of $9,049,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at September 30, 2022. Our assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of September 30, 2022, invested amounts under the plan of $83,722,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of September 30, 2022, invested amounts under the plan of $10,857,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended September 30, 2022 and October 1, 2021:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Revenues before reimbursements	$115,143	$108,467	$351,231	$330,514
EBITDA	$34,561	$34,021	$106,105	$102,071
EBITDA as a % of revenues before reimbursements	30.0%	31.4%	30.2%	30.9%

The decrease in EBITDA as a percentage of revenues before reimbursements during the third quarter of 2022 as compared to the same period last year was primarily due to the decrease in utilization and an increase in other operating and general and administrative expenses. Our utilization decreased to 73% during the third quarter of 2022 as compared to 76% during the same period last year. Utilization during the third quarter of 2021 was historically strong. Other operating and general and administrative expenses increased during the third quarter of 2022 due to an increase in travel and meals associated with a firm-wide managers' meeting held during the third quarter of 2022 and the continued easing of COVID-19 pandemic-related business and travel restrictions, an increase in technical full-time equivalent employees, investments in our corporate infrastructure, and an increase in marketing and business development activities.

The decrease in EBITDA as a percentage of revenues before reimbursements during the first nine months of 2022 as compared to the same period last year was primarily due to a decrease in utilization and an increase in other operating and general and administrative expenses. Other operating and general and administrative expenses increased during the first nine months of 2022 due to an increase in travel and meals associated with a firm-wide managers' meeting held during the third quarter of 2022 and the continued easing of COVID-19 pandemic-related business and travel restrictions, an increase in technical full-time equivalent employees, investments in our corporate infrastructure, and an increase in marketing and business development activities.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended September 30, 2022 and October 1, 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net income	$24,442	$24,574	$79,806	$80,822
Add back (subtract):
Income taxes	9,034	7,815	21,909	16,360
Interest income, net	(638)	(13)	(834)	(54)
Depreciation and amortization	1,723	1,645	5,224	4,943
EBITDA	34,561	34,021	106,105	102,071
Stock-based compensation	4,605	4,365	16,072	15,239
EBITDAS	$39,166	$38,386	$122,177	$117,310

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

At September 30, 2022, we had net assets of approximately $14.4 million with a functional currency of the British Pound, net assets of approximately $3.4 million with a functional currency of the Chinese Yuan, and net assets of approximately $5.5 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, China, and Hong Kong, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At September 30, 2022, we had net assets denominated in the non-functional currency of approximately $8.3 million.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective.

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

(b)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended September 30, 2022 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 2 to July 29	-	$-	-	$106,611
July 30 to August 26	-	-	-	$106,611
August 27 to September 30	334	92.04	334	$75,828
Total	334	$92.04	334	$75,828

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

Date: November 4, 2022
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer