Form 10-K
period 2022-12-30
EXPONENT INC
filed 2023-02-24
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2022.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	EXPO	Nasdaq Global Select Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sales price of the common stock as reported on the NASDAQ Global Select Market on July 1, 2022, the last business day of the registrant’s most recently completed second quarter, was approximately $3.4 billion. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of July 1, 2022 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of February 17, 2023 was 50,642,422.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders to be held on June 8, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name: KPMG, LLP	Auditor Location: San Francisco, California	Audit Firm ID: 185

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED December 30, 2022

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and incorporates by reference, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the recent global economic downturn, the COVID-19 pandemic (including factors relating to measures implemented by governmental authorities or by us to promote the safety of our employees, vendors and clients; other direct and indirect impacts on our business and the businesses of our clients, vendors and other partners; impacts which may, among other things, adversely affect our clients’ ability to utilize our services at the levels they have previously; disruptions of access to our facilities or those of our clients or third parties; and increased and potentially significant economic uncertainty and volatility, including credit and collectability risks and potential disruptions of capital and credit markets), the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

CLIENTS

General

Exponent serves clients in chemical, construction, consumer products, energy, food, beverage and nutrition, government, life sciences, insurance, manufacturing, technology, industrial equipment, transportation and other sectors of the economy. Many of our engagements are initiated directly by large corporations or by lawyers or insurance companies whose clients anticipate, or are engaged in, litigation related to their products, equipment, processes or services. The scope of our services in failure prevention and technology evaluation has grown as the technological complexity of products has increased over the years. During 2022, we provided services representing approximately 31%, 15%, 13% and 10% of revenues to clients in the consumer products industry, energy and utilities industries, transportation industry and chemical industry, respectively.

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a time and material basis, charging in the latter case hourly rates for each staff member involved in a project, based on his or her skills and experience. Our standard rates for professionals range from $190 to $900 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

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
•
Data Sciences
•
Electrical Engineering & Computer Science
•
Human Factors
•
Materials & Corrosion Engineering
•
Mechanical Engineering
•
Polymer Science & Materials Chemistry

•
Thermal Sciences
•
Vehicle Engineering

ENVIRONMENTAL AND HEALTH

•
Chemical Regulation & Food Safety
•
Ecological & Biological Sciences
•
Environmental & Earth Sciences
•
Health Sciences

ENGINEERING AND OTHER SCIENTIFIC

Biomechanics

Our Biomechanics Practice uses engineering and principles of biomechanics to solve complex problems at the intersection of biology and engineering. Our expertise is used to understand and evaluate the interaction between the human body as a biological system and the physical environment to explore the cause, nature, and severity of injuries. Additionally, we utilize biomechanical principles to evaluate injury potential associated the use (and misuse) of consumer and industrial products.

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

Biomedical Engineering and Sciences

Our Biomedical Engineering and Sciences Practice applies engineering principles and scientific methodologies to medical technologies, including the evaluation of designs and performance of medical devices, pharmaceuticals, and biologics. Our engineers and scientists assist clients with characterization of biomaterials, medical devices, and their interactions with pharmaceuticals, cells, and tissues. To assist in regulatory clearance and approval, we perform preclinical testing, help formulate related regulatory strategy, and conduct design verification and validation. We also assist with design and manufacturing failure analyses, root cause assessment, recall management, and medical device explant analysis. In addition, our staff performs analysis of clinical outcomes for medical devices and related procedures using administrative claims databases. Our expertise is also utilized in product liability, intellectual property litigation, technology acquisition and due diligence matters.

Buildings & Structures

The basic function of a building, bridge, or other type of structure is to provide a safe, durable, economically constructed and environmentally controlled system to house, transport, or otherwise protect occupants and contents. If these basic functions are not achieved, it is because one or more aspect(s) of the structures design or construction has failed to meet a performance objective. Our architects, structural engineers, and material scientists have been investigating such failures for decades, and we use this experience to solve problems with a variety of structural systems and components, including finding the best repair options and mitigating the risk of future failures.

During the past year, we have evaluated numerous problems with residential, commercial, transportation, and industrial structures for owners, designers, and builders at project sites around the world. Our evaluations often include property inspections, laboratory or on-site testing, engineering analysis, and the development of repair recommendations. In addition, we have worked with owners to assess and mitigate the risk of failure associated with hazards such as hurricanes, flooding, earthquakes, explosions, ground movement, and aging infrastructure. We have assessed these risks to high-rise buildings, bridges, tunnels, industrial facilities, pipelines and nuclear power plant structures and provided testimony both in the U.S. and international courts of law.

Civil Engineering

Our Civil Engineering Practice provides broad expertise that includes geotechnical engineering, geological engineering, engineering geology, and geology to address a host of geo-failures, complex international and domestic construction claims, and disputes involving expert consultation and testimony. Examples of geo-failures evaluated by the practice include landslides, foundation and retaining wall failures, pipeline failures, dam and levee failures.

The practice’s evaluation of complex construction claims involves geotechnical design issues, site characterization, and damage from adjacent construction. Over the past year, our consultants have been engaged in a number of investigations related to wildland fires, landslide evaluations, construction claim and defect evaluations, foundation and retaining wall failures, and effects of infrastructure projects on the surrounding environments. The practice has been a leader in using advanced remote sensing technologies to evaluate complex problems and applying this state of the art technology to solutions and insight into clients' engineering challenges. This practice provided services for property owners, contractors, design professionals, state agencies, international government agencies, attorneys and insurance carriers.

Construction Consulting

Our Construction Consulting Practice provides expertise in the areas of project advisory, risk analysis, strategic planning, dispute resolution, delay analysis and financial damages. Over the past year, we have continued to expand the practice by leveraging key client relationships in several construction sectors including utilities, data centers, infrastructure, and oil and gas.

Over the past year, the practice has been retained on numerous complex international arbitrations in Canada, Asia Pacific, Europe and the Middle East. Our multi-disciplinary staff, which includes engineers, project managers, schedulers, quantity surveyors, and financial specialists, provides these services to both the public and private sectors for clients who represent a diverse mix of corporations, law firms, and agencies. Our projects include many sectors of the construction and engineering industry which include power plants, electric and gas utilities, petrochemical facilities, data centers, transportation systems, tunnels, airports, and sporting arenas.

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

Electrical Engineering & Computer Science

Our Electrical Engineering and Computer Science Practice offers a broad range of expertise to address complex issues for industrial, government and legal clients. Our power engineers advise clients on challenges relating to reliability of electrical systems, failures in power generation, transmission and distribution as well as on distributed generation, and renewables. In the area of energy storage, we are a leader in the industry in expertise and capabilities for safety of large format batteries, whether for electric vehicles or distributed storage.

Our team of electronic engineers works on failure analysis, product robustness and reliability for consumer devices, industrial electronics and the health industry. Our computer scientists and engineers advise high-tech industry clients and work with computer-controlled applications to evaluate product safety and software reliability. The computer science and engineering expertise we offer encompasses a breadth of areas including machine learning and artificial intelligence, information and numerical sciences, algorithms and data structures, computer graphics, computer architecture, networking and communications, as well as security and cryptography. We operate laboratories for testing heavy equipment and electronics and we have a broad capability in analyzing computer software.

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

We examine the role that attention plays in human perception, memory, and behavior, and how attention, inattention, and distraction may affect safety in a wide range of settings and activities (e.g., operating vehicles and machinery, walking, and using consumer products). We address the reliability of human memory and retrospective reporting in the gathering of fact-based evidence. We utilize scientific investigations and research (e.g., human perception, reaction time, and looking behavior) to assess driver behavior in both accident investigations and during the design of automotive systems. Our Human Factors scientists have been actively engaged in research and project work with Advanced Driver Assistance Systems (ADAS) and automated vehicle technology, in order to understand and advise our clients on how these technologies may change the nature and dynamic of driving, and the role and performance of the driver.

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

During the past year, significant program activities addressed aspects of battery systems, consumer electronics, wearable devices, implantable medical devices, drug delivery systems, medical diagnostics, building materials, water handling systems, oil & gas applications, the plastics supply chain, fire retardancy and flammability, technology scouting, materials science aspects of health risk, service life prediction, sustainability, and intellectual property related to consumer, recreational, medical, pharmaceutical, food packaging and other products.

Thermal Sciences

Our Thermal Sciences Practice provides rapid response expert analysis to investigate failures involving thermo-fluid systems, fires, and explosions in residential, commercial, industrial and transportation sectors. We have investigated and analyzed thousands of thermal incidents ranging from high loss disasters in the oil & gas sector and major wildland fires, to small insurance claims. Information gained from these analyses has allowed us to also assist clients in making their assets and products safer.

Our staff consisting of mechanical, chemical, fire protection, aeronautical & astronautical and nuclear engineers have assisted clients in assessing risk to, and from, their facilities, consumer product recalls, regulatory compliance and frequently provide expert testimony in domestic litigation and international arbitration. Our engineers use computational fluid dynamics, fire, and explosion modeling tools to supplement our analytical, experimental, and field-based activities. Preventive services include process safety hazard analysis for the chemical and oil & gas industries, fire protection engineering, product development support and dust explosion consulting.

In recent years, the Thermal Sciences Practice has developed tools to evaluate fire and explosion risks of lithium-ion batteries in applications including consumer products, vehicles, and grid-scale energy storage. We continue to be very active in wildland fire investigation and continue to assist our clients in making informed risk-based decisions related to their assets and wildfires.

During the past year, our work in oil & gas exploration and production, liquefied natural gas and downstream oil & gas sectors has continued. Our work in fire detection and protection related issues remains robust, and our work in consumer product recall and international arbitration has grown.

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

ENVIRONMENTAL AND HEALTH SCIENCES

Chemical Regulation & Food Safety

Our Chemical Regulation and Food Safety Practice includes both technical and regulatory specialists who are experienced in dealing with foods, food ingredients, cosmetics, dietary supplements, pesticides and biocides (including conventional chemicals, microbials, antimicrobials/biocides, products of biotechnology), industrial chemicals and pharmaceuticals. We provide practical, scientific and regulatory support to meet global business objectives at every stage of the product life cycle, from research and development to retail and beyond.

During the past year, our Chemical Regulation and Food Safety staff have conducted a wide array of work. The European and U.S. sides of the practice were jointly involved with ongoing support of multiple new pesticide active ingredients and end-use products. The European side of our business was involved with many projects related to plant protection and biocidal product regulatory submissions, from new active substances and those under review to product-specific dossiers for European member states. This has included new technologies in plant protection that meet the regulatory pressures to achieve greater sustainability. We have provided support for reviews of a large number of biocidal products through European regulatory review. In addition, we provided many specialist assessments relating to human and environmental exposure and product efficacy as well as national and international Maximum Residue Limit/import tolerance submissions covering countries such as South Korea, Taiwan and Hong Kong. The U.S. side of our business was also involved in many projects related to agrochemical and biochemical product regulatory submissions in the U.S., Canada and Mexico. These included new active ingredients, end-use products, emerging technologies state registration, and import tolerances (EPA and FDA). In Europe and the U.S., we continued to provide clients with regulatory compliance support for food contact materials, food additives, novel foods, nutrition-related analyses, as well as undertaking safety assessments for food and cosmetic products.

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

Ecological & Biological Sciences

Our ecological and biological scientists provide strategic support on issues related to the environment and natural resources damages associated with chemicals and forest fires, international environmental disputes, ecosystem service assessments for businesses, adverse weather events/climate change, ecological risk assessment, ecotoxicology, novel remediation methods, restoration of wetlands and other natural resources, large development projects, resource utilization (such as mineral mining, oil and gas, wood pulp, transportation, etc.), agriculture land-use impacts, genomic assessments, product stewardship, and the use of chemicals and other products in commerce. The practice specializes in assessing the integrated effects of chemical, biological, and physical stressors on aquatic and terrestrial ecosystems. Many of these assessments utilize a causal analysis approach to systematically and transparently determine causation in complex and interrelated situations. The practice is comprised of nationally recognized experts that cover disciplines related to the ecological implications and risks associated with these projects.

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

Our work has included numerous community and environmental health assessments, disease cluster investigations, survey research, real-world data platforms, cohort and case-control studies, exposure assessment and simulation studies, biologically based modeling, meta-analyses, and state-of-the-art literature reviews. We have addressed critical issues for clients on industrial chemicals, pesticides, mineral fibers, pharmaceuticals, medical devices, consumer products, digital health technology, nanotechnology, and other agents and products as they relate to human health risk.

Our multidisciplinary team has extensive experience investigating a broad variety of health concerns such as claims of adverse health effects from exposures to a wide range of physical agents (e.g., ionizing radiation, and low- and radio-frequency electromagnetic fields); chemical agents (e.g., volatile organic compounds, metals, dusts, air pollutants, mineral fibers, fumes, and nanoparticles); and biological agents (fungi/molds, bacteria, and other micro-organisms).

We can assess the potential health effects of occupational and environmental exposures; investigate accidental releases of chemicals and evaluate fate and transport of chemical substances; characterize consumer and workplace exposures through simulation and exposure reconstruction; develop measures of prevention and exposure control; and assist clients with occupational safety and health evaluations.

In the past few years, we have added several pharmacoepidemiologists and health economic experts in market access and value-based health care, expanding our team to providing expertise in the development and application of real-world evidence (RWE) for regulated medical products (pharmaceuticals and biologics, vaccines, devices, and combination products); digital therapeutics; across the product life cycle from pre-approval planning to market access to post-approval safety evaluation and regulatory consulting on emergent safety issues. Our Health Sciences team, working closely with Biomechanics, Biomedical Engineering & Sciences, Data Sciences, Human Factors, Polymers Science & Materials Chemistry, and other practices, has considerable expertise in healthcare data science; strategy, design, and application of health economics and outcomes research such as burden-of-illness assessment; selection, quality assessment, and analysis of electronic health records (EHR) and healthcare claims and other types of real-world data (RWD); regulatory science, pharmacovigilance, and post-marketing requirement (PMR) support; health technology assessment (HTA) and dossier submissions; meta-analysis; and the explication of methodological issues such as randomization, bias, data linkages, drug interactions, and identification of high-risk populations.

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

HUMAN CAPITAL

Exponent is a global engineering and scientific consulting firm that partners with clients to deliver breakthrough insights and answers. In a world experiencing accelerating change over our 50+ years in business, we still deliver the same vital promise: technical excellence, unrivaled expertise, and a unique multidisciplinary approach to asking and answering the right questions. Our vision is to work together, with our teams and our clients, to solve the most formidable scientific and engineering challenges to create a safer, healthier, sustainable world.

We work toward this vision by creating an unrivaled environment of engineering and scientific expertise, collaboration, and opportunity for exceptional people to achieve breakthrough insights and objective solutions for our clients’ vital challenges. Attracting, exciting, developing, and rewarding these people is central to our mission and our success. Our culture actively supports the development of our professionals and their potential by creating a stimulating, growth-oriented, and inclusive environment.

We keep our values and responsibilities front-and-center in everything we do: our hiring, our training, our processes, and our daily effort. These values include objectivity and work grounded in evidence and facts; excellence in our work and rigorous commitment to the highest standards of quality and integrity; respect and care for our teammates, peers, and partners; a commitment to a diversity of ideas, disciplines, and lived experiences; and a shared belief in the importance of service, responsibility, and making a positive difference for our peers, our professions, and our communities.

We advance scientific and engineering knowledge through the work of employees, but also through a comprehensive commitment to education, teaching, mentoring, publishing, and serving. Recognized leaders in their fields, Exponent staff serve on more than 250 individual scientific and engineering committees and advisory boards. Others serve in leadership roles or are actively working to develop technical standards. Exponent’s professionals routinely contribute to peer-reviewed scientific literature and publish articles, chapters, and books each year. To date, Exponent staff have published more than 1,200 articles in scientific and engineering journals. And today, more than 50 Exponent consultants serve as professors, lecturers, instructors, and advisors at universities and academic institutions across the country and around the world.

To enable a culture where diversity, equity, and inclusion are embedded we have articulated four pillars of actions. These include communication, development, outreach, and recruiting.

Communication - Our annual employee survey and Diversity, Equity & Inclusion Advisory Committee help increase transparency and ensure a two-way dialogue between employees and leadership.

Development - We foster equitable opportunities via our development pathways. Our mentoring, sponsorship, and buddy programs provide unbiased growth opportunities, support, and connection.

Outreach - Our Diversity, Equity & Inclusion outreach leverages science, technology, engineering, and math (STEM) to empower the communities around us. Initiatives include staff volunteering in classrooms, professional societies, and direct gifts to universities.

Recruiting - We engage graduate students at more than 100 universities, including those in connection with affinity professional organizations. We employ a behavioral, competency-based interviewing process to actively avoid bias.

As of December 30, 2022, we employed 1,313 full-time, part time and hourly employees, including 1,007 engineering and scientific staff, 115 technical support staff and 191 administrative and support staff. Our staff includes 921 employees with advanced degrees, of which 694 employees have achieved doctorate degrees. As of December 30, 2022 approximately 88% of our employees are located in the United States and 12% are located in other global regions.

Technical full-time equivalent employees is a key metric that we use to analyze our revenues. During 2022 technical full-time equivalent employees increased 6% to 955 as compared to 900 during the prior year. We attribute our ability to grow technical full-time equivalent employees to a number of factors, including exciting and challenging assignments, strong leadership and management, the opportunity to learn new skills and advance careers, along with competitive and equitable total rewards. To ensure a compelling total rewards philosophy and practice, we have practices in place to deliver fair and equitable compensation for employees based on their contribution and performance. We also offer a comprehensive set of benefits for employees and their families.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Exponent and their ages as of February 24, 2023 are as follows:

Name	Age	Position
Catherine Ford Corrigan, Ph.D. John J. Doyle, Dr.P.H.	54 52	President and Chief Executive Officer Group Vice President
Brad A. James, Ph.D.	57	Group Vice President
Harri K. Kytomaa, Ph.D.	64	Group Vice President
Steven J. Murray, Ph.D.	48	Group Vice President
John D. Pye, Ph.D.	52	Group Vice President
Richard Reiss, Sc.D.	56	Group Vice President
Maureen T.F. Reitman, Sc.D.	54	Group Vice President
Richard L. Schlenker, Jr.	57	Executive Vice President, Chief Financial Officer and Corporate Secretary
Sally B. Shepard	62	Chief Human Resources Officer

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

John Doyle, Dr.P.H., joined the Company on May 17, 2021 as Group Vice President. From 2019 to 2021, Dr. Doyle served as Vice President, Global Healthcare Innovation Lead, at Pfizer where he led the Healthcare Innovation Center, tasked with transforming the company’s go-to-market model and building capabilities to enable Pfizer to thrive in a value-based healthcare marketplace providing equitable and affordable access to its medicine and vaccines. From 2016 to 2019, Dr. Doyle served as Senior Vice President and General Manager, Real-World Enterprise Solutions, at IQVIA where he led a global team providing technology-enabled real world evidence (RWE) platforms and distributed data networks to help transform clinical, commercial, and medical operations for the biopharmaceutical industry. From 2014 to 2016, Dr. Doyle served as Senior Vice President and Managing Director, Value and Outcomes Center of Excellence, at Quintiles. From 2007 to 2014 he served as Senior Vice President and Managing Director, Global Market Access, at Quintiles. Dr. Doyle has authored over 200 abstracts and original research articles in a variety of therapeutic areas, with special concentration in oncology. He received Doctor and Master of Public Health degrees in Epidemiology from the Mailman School of Public Health at Columbia University, where he maintains an adjunct faculty position.

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

Maureen T.F. Reitman, Sc.D., joined the Company in 2002. She was promoted to Principal Engineer in 2006 and was appointed Corporate Vice President in 2014. Dr. Reitman was appointed Group Vice President on January 4, 2020. Dr. Reitman received her Sc.D. (1993) in Materials Science and Engineering from the Massachusetts Institute of Technology and her B.S. (1990) in Materials Science and Engineering from the Massachusetts Institute of Technology. She is a registered Professional Mechanical Engineer in the state of Maryland and a fellow of the Society of Plastics Engineers. Prior to joining Exponent, Dr. Reitman worked for the 3M Company in both research and management roles. Her activities at 3M included technology identification, materials selection and qualification, product development, customer support, program management, acquisition integration, intellectual property analysis, and patent litigation support.

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

We may not manage our growth effectively, and our profitability may suffer.

Our expected future growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our information systems and other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability to effectively manage growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

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

If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. The recent global economic downturn and increased cost of capital could impact the ability of our customers to pay for our services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with substantial accounts receivable could have a material adverse effect on our financial condition and results of operations.

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

The occurrence of regional epidemics or a global pandemic, such as the COVID-19 pandemic, have had and may continue to have an adverse effect on our operating results. Our operations have also been and may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants. The COVID-19 pandemic and the various responses to it created significant volatility, uncertainty and economic disruption. We cannot predict the future impacts of this ongoing and any new pandemic(s), including: the duration and scope of such pandemic; governmental, business and individuals’ actions that may be taken in response; the effect on our clients’ demand for and ability to pay for our services; disruptions or restrictions on our employees’ ability to work and travel; and any courthouse closures or other legal delays that will negatively impact our litigation support work. Future disruptions arising from the ongoing and any new pandemics could have a material adverse effect on our financial condition and results of operations. In addition to the potential direct impacts to our business, the global economy may continue to be impacted as a result of the actions taken in response to COVID-19. To the extent that such a weakened global economy impacts our clients’ ability or willingness to pay for our services, we could see our business and results of operations negatively impacted.

Risks Related to Our Operations

Failure to attract and retain key employees may adversely affect our business.

Exponent’s business involves the delivery of professional services and is labor-intensive. Our success depends in large part upon our ability to attract, retain and motivate highly qualified technical and managerial personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. We cannot provide any assurance that we can continue to attract sufficient numbers of highly qualified technical and managerial personnel and retain existing employees. We have experienced and expect to continue to experience employee turnover. The loss of key managerial employees, business generators or any significant number of employees could have a material adverse impact on our business, including our ability to secure and complete engagements. We rely heavily on our executive officers, group vice presidents, and practice/office directors to manage our operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers, group vice presidents and practice/office directors must have a thorough understanding of our services and operations, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. We are unable to predict with certainty the impact that leadership transitions and the loss of certain employees in leadership roles may have on our business operations, prospects, financial results, client relationships, or employee retention or morale.

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

We manage, utilize, and store sensitive or confidential client and employee data, including personal data and protected health information. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information, including the Health Insurance Portability and Accountability Act, and international laws such as the European Union General Data Protection Regulation and the People’s Republic of China’s Data Security Law. In addition, many states, U.S. federal governmental authorities and non-U.S. jurisdictions have adopted, proposed, or are considering adopting or proposing, additional data security and/or data privacy statutes or regulations. For instance, we may be subject to Federal Trade Commission (FTC) enforcement actions if the FTC has reason to believe we have engaged in unfair or deceptive privacy or data security practices in violation of the FTC Act. There are also new U.S. state privacy laws, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and other state laws that set forth comprehensive privacy and security obligations regarding the collection and processing of personal data. These laws and regulations are increasing in complexity and number. Failure to comply with these laws and regulations may lead to significant monetary damages, regulatory enforcement actions, fines, penalties or other regulatory liabilities, such as orders or consent decrees forcing us to modify business practices, and reputational damage or third-party lawsuits for any noncompliance with such laws. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could also be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future.

Our international operations create special risks that could adversely affect our business.

In addition to our offices in the United States, we have a presence in the United Kingdom, Switzerland, Hong Kong, China, Singapore, Ireland, Germany, and Canada, and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; tariffs/trade disputes and other trade barriers; geopolitical risks that could result in an adverse impact to our clients and Exponent, such as cyberattacks; armed conflicts and wars, including the Russia-Ukraine war; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010; managing the risks associated with global privacy and data security laws and regulations including the General Data Protection Regulation in Europe; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; potentially adverse tax consequences; and other impending legislation that could add additional risks to the business.

Employee or contractor misconduct, or our failure to comply with governmental, regulatory and legal requirements or with our company-wide Code of Business Conduct and Ethics and related policies could lead to governmental or legal proceedings that could expose us to significant liabilities and damage our reputation.

Misconduct, fraud, non-compliance with applicable laws and regulations or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws and any other applicable laws or regulations. Our Code of Business Conduct and Ethics and related policies mandate compliance with applicable laws including anti-bribery, and insider trading. Nonetheless, we cannot assure that our policies, procedures and related training programs will ensure full compliance with all applicable legal requirements. Illegal or improper conduct by our executive officers, directors, employees, independent consultants or contractors, or others who are subject to our policies and procedures could damage our reputation in the U.S. and internationally, which could adversely affect our existing client relationships or adversely affect our ability to attract and retain new clients, or lead to litigation or governmental or regulatory proceedings in the U.S. or foreign jurisdictions, or could subject us to fines and penalties, loss of security clearances and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits and subject us to criminal and civil enforcement actions.

Failure to comply with domestic and international export laws could adversely affect our business.

To the extent we export technical services, data and information outside of the locations where we operate, we are subject to U.S. and international laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in U.S. government contracts, which could have a material adverse effect on our business.

Our business depends on our ability to use and access information systems, and modernize or replace such systems from time to time, and failure to effectively maintain such systems or modernize or replace systems, or difficulties encountered in implementing new or replacement systems could materially adversely affect our business and operations and harm our reputation.

We depend on multiple internal and external information systems for operating our business. We utilize commercially available third-party technology solutions, which in many cases are customized to our business needs. Our information systems may be compromised by power outages, computer and telecommunications failures, computer viruses, security breaches, hackers, catastrophic events, human error and other events, many of which are beyond our control, and are subject to obsolescence and technological changes. If our information systems fail to work properly or otherwise become unavailable, or if we encounter difficulties in integrating new or replacement systems, we may incur substantial time, efforts and costs to repair or replace such systems, or otherwise carry out our operations without the ability to use such systems. Failure of any such information system could result in delays, significant additional costs, incorrect information, failure of internal control and harm to our reputation as well as expose us to regulatory actions and claims any of which could adversely affect our business and results of operations and our reputation.

Increases in operating expenses may adversely affect our profitability and margins.

Increases in compensation and related expenses, other operating expenses, general and administrative expenses, and tax expenses due to inflation, supply chain disruptions, labor market conditions, real estate market conditions, geographic conditions, regulatory requirements, or other economic or political factors may adversely affect our profitability and margins. Increases in compensation and related expenses that exceed our bill rate increases, increases in rent when our operating leases expire, increases in compliance costs associated with new regulations, and increases in tax rates would adversely affect our profitability.

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

Our cash equivalent portfolio as of December 30, 2022 consisted primarily of obligations of the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of December 30, 2022, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Impairment of goodwill may require us to record a significant charge to earnings.

On our balance sheet as of December 30, 2022, we have $8,607,000 of goodwill subject to periodic evaluation for impairment. Failure to achieve sufficient levels of cash flow at reporting units, the loss of key employees, changes to the scope of operations of our business or a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is required to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

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

Uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the countries in which we do business could adversely affect our operating results.

We are subject to risks arising from adverse changes in economic and political conditions, both domestically and globally, including unfavorable changes in economic conditions, such as inflation, rising interest rates or a recession, and other events beyond our control, such as economic sanctions, natural disasters, pandemics, including the COVID-19 pandemic, epidemics, political instability, armed conflicts and wars, including the Russia-Ukraine war. Worsening economic conditions have had and may continue to have an adverse impact on the businesses and financial health of many of our clients. As a result, current or potential clients may consolidate or go out of business and thus demand for our services may be reduced significantly.

Our quarterly results may vary.

Variations in our revenues and operating results occur from time to time, as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter, the timing of engagements, the number of working days in a quarter, employee hiring and utilization rates. Because a high percentage of our expenses, particularly personnel and facilities related expenses, are relatively fixed in advance of any particular quarter, a variation in the timing of the initiation or the completion of our client assignments can cause significant variations in operating results from quarter to quarter.

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

We rely on our network infrastructure and certain third-party hosted services to support our operations. A disruption or failure of these systems in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could have a material adverse effect on our business, financial condition or results of operations.

Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, under the symbol “EXPO.” As of February 17, 2023, there were 172 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended December 30, 2022 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
October 1 to October 28	151	$87.77	151	$62,598
October 29 to November 25	—	$—	—	$62,598
November 26 to December 30	—	$—	—	$62,598
Total	151	$87.77	151

Repurchases of the Company’s common stock were affected pursuant to a repurchase program authorized by the Company’s Board of Directors. On May 29, 2020, the Company’s Board of Directors announced $45,000,000 for the repurchase of the Company’s common stock. On February 22, 2022 the Company’s Board of Directors announced an additional $150,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates.

COMPANY STOCK PRICE PERFORMANCE GRAPH

This graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2018 through 2022 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P Small Cap 600 Index. The graph assumes that $100 was invested on the last day of 2016. Note that the historic price performance is not necessarily indicative of future price performance.

TOTAL SHAREHOLDER RETURNS
500
400
300
200
100
0
Dollars
2017
2018
2019
2020
2021
2022
Years Ending
Exponent, Inc.
S&P 500 Index
S&P SmallCap 600 Index

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2021 and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	Percentage of Revenues for		Period to
	Fiscal Years		Period Change
	2022	2021	2022 v 2021
Revenues	100.0%	100.0%	10.1%

Operating expenses:
Compensation and related expenses	51.5	59.6	(5.0)
Other operating expenses	6.8	7.0	7.6
Reimbursable expenses	9.6	6.7	57.5
General and administrative expenses	4.6	3.3	54.8
	72.6	76.6	4.2
Operating income	27.4	23.4	29.3

Other income, net	(1.7)	3.6	(150.9)

Income before income taxes	25.8	27.0	5.1

Provision for income taxes	5.8	5.3	21.4

Net income	19.9%	21.7%	1.1%

EXECUTIVE SUMMARY

Revenues for 2022 increased 10% and revenues before reimbursements increased 7% as compared to the prior year. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Our multidisciplinary team of top-tier scientists and engineers continues to provide critical data, analyses and insights for our clients as society raises expectations for safety, health and the environment. Demand for our proactive services remained strong across the consumer products, electronics, automotive and life sciences sectors. Our reactive engagements were driven by robust litigation-related activity and a diversified portfolio of product safety- and recall-related work spanning multiple industries. We are seeing our accelerated recruitment efforts materialize as we continue to attract a strong pipeline of high-quality talent. We increased headcount in key areas of the business where we have identified the greatest need and opportunity.

Society is raising the bar for safety, health, sustainability and reliability, and clients are increasingly seeking our interdisciplinary proactive solutions. As our suite of offerings and key markets expand, so does the demand for our multidisciplinary services. We continue to expand our client relationships and enhance our reputation and capabilities across the firm. As innovation and technology become increasingly complex, the critical nature of our insights uniquely positions Exponent to address our clients’ needs throughout the product lifecycle.

Net income was $102,330,000 during 2022 as compared to $101,202,000 during 2021. Diluted earnings per share increased to $1.96 for 2022 as compared to $1.90 for 2021. Net income and diluted earnings per share for 2022 and 2021 benefited from the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards decreased to $5,829,000 during 2022 as compared to $10,009,000 during 2021. The decrease in the excess tax benefit was due to a smaller increase in value of our common stock between the grant date and the release date for the restricted stock units released during 2022 as compared to 2021.

We remain focused on building our world-class engineering and scientific team to position Exponent at the forefront of innovation and meet the ever-changing needs of our clients and the market. We also remain focused on capitalizing on emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases and dividends to enhance shareholder value.

OVERVIEW OF THE YEAR ENDED December 30, 2022

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2022 included 52 weeks of activity and ended on December 30, 2022. Fiscal period 2021 included 52 weeks of activity and ended on December 31, 2021. Fiscal period 2020 included 52 weeks of activity and ended on January 1, 2021. Fiscal period 2023 is 52 weeks and will end on December 29, 2023.

During 2022, billable hours increased 4% to 1,465,000 as compared to 1,405,000 during 2021. Our utilization decreased to 74% for 2022 as compared to 75% for 2021. Technical full-time equivalent employees increased 6% to 955 for 2022 as compared to 900 for 2021. We continue to selectively hire key talent to expand our capabilities.

FISCAL YEARS ENDED December 30, 2022 AND December 31, 2021

Revenues

(In thousands except percentages)	Fiscal Years		Percent
	2022	2021	Change
Engineering and Other Scientific	$427,796	$380,909	12.3%
Percentage of total revenues	83.3%	81.7%
Environmental and Health	85,497	85,360	0.2%
Percentage of total revenues	16.7%	18.3%
Total revenues	$513,293	$466,269	10.1%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During 2022, billable hours for this segment increased by 5% to 1,153,000 as compared to 1,101,000 during 2021. Utilization for this segment decreased to 75% for 2022 as compared to 77% for 2021. Growth during 2022 was broad-based, with continued strong demand for our services across the consumer products, life sciences, and automotive sectors. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage. Technical full-time equivalent employees in this segment increased 7% to 736 during 2022 as compared to 688 for 2021 due to our recruiting and retention efforts.

The increase in revenues from our Environmental and Health segment was due to an increase in billable hours. Excluding the impact of foreign exchange, revenues for this segment increased 3%. During 2022, billable hours for this segment increased by 3% to 312,000 as compared to 304,000 during 2021. Growth in this segment was primarily driven by our proactive safety-related work evaluating the impacts on chemicals on human health and the environment. Utilization for this segment was 69% for both 2022 and 2021. Technical full-time equivalents increased 3% to 219 during 2022 as compared to 212 for 2021 due to our recruiting and retention efforts.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2022	2021	Change
Compensation and related expenses	$264,235	$278,047	(5.0)%
Percentage of total revenues	51.5%	59.6%

The decrease in compensation and related expenses during 2022 was due to a change in the value of assets associated with our deferred compensation plan partly offset by an increase in wages and fringe benefits and an increase in bonus expense. During 2022, deferred compensation expense decreased $28,917,000 with a corresponding decrease to other income, net, as compared to the prior year due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $14,187,000 during 2022 as compared to an increase in the value of the plan assets of $14,730,000 during 2021. Wages increased $10,376,000 and fringe benefits increased $1,875,000 during 2022 due to the impact of our annual salary increase and increase in number of employees. During 2022, bonus expense increased by $1,873,000 due to a corresponding increase in the bonus pool, which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2022	2021	Change
Other operating expenses	$35,083	$32,594	7.6%
Percentage of total revenues	6.8%	7.0%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in occupancy expense of $1,224,000, an increase in depreciation expense of $592,000 and an increase in information technology related expenses of $582,000. The increase in occupancy expenses was due to growth in technical full-time equivalent employees and the transition back to our offices from a fully remote work environment. The increase in information technology related expenses were due to continued investment in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and continue to make investments in our corporate infrastructure.

Reimbursable Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2022	2021	Change
Reimbursable expenses	$49,473	$31,419	57.5%
Percentage of total revenues	9.6%	6.7%

The amount of reimbursable expenses will vary from year to year depending on the nature of our projects. The increase in reimbursable expenses during 2022 was primarily due to an increase in project-related travel and other project-related expenses as COVID-19 pandemic-related business and travel restrictions eased.

General and Administrative Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2022	2021	Change
General and administrative expenses	$23,660	$15,282	54.8%
Percentage of total revenues	4.6%	3.3%

The increase in general and administrative expenses during 2022 was primarily due to an increase in travel and meals of $4,935,000, an increase in outside consulting expenses of $1,157,000, an increase in recruiting expenses of $817,000, an increase in marketing and business development expenses of $442,000 and several other individually insignificant increases. The increase in travel and meals was due to a firm-wide managers' meeting held during 2022 and the continued easing of COVID-19 pandemic-related business and travel restrictions. The increase in outside consulting expenses during 2022 was due to costs associated with investments in our corporate infrastructure and technology platforms. The increase in recruiting expenses was due to an increase in technical full-time equivalent employees. The increase in marketing and business development expenses was due to an increase in our business development activities. We expect general and administrative expenses to increase as we selectively add new talent, expand our business development efforts, and pursue staff development initiatives.

Operating Income

(In thousands except percentages)	Fiscal Years		Percent
	2022	2021	Change
Engineering and Other Scientific	$152,679	$140,400	8.7%
Environmental and Health	27,340	27,952	(2.2)%
Total segment operating income	180,019	168,352	6.9%
Corporate operating expense	(39,177)	(59,425)	(34.1)%
Total operating income	$140,842	$108,927	29.3%

The increase in operating income for our Engineering and Other Scientific segment during 2022 as compared to 2021 was due to an increase in revenues partially offset by an increase in expenses. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth during 2022 was broad-based with continued strong demand for Exponent's services across the consumer products, electronics, life sciences and automotive sectors. In addition to the steady increase in litigation support and human participant studies, our multidisciplinary battery team continued to see demand for its solutions in electric vehicles and energy storage.

The decrease in operating income for our Environmental and Health segment during 2022 as compared to 2021 was due to investments in recruiting and marketing in our Health Practice. The impact of foreign exchange rates also contributed to the decrease in operating income for this segment.

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

The decrease in corporate operating expenses during 2022 as compared to 2021 was primarily due to a decrease in deferred compensation expense. During 2022, deferred compensation expense decreased $28,917,000 with a corresponding decrease to other income, net, as compared to 2021 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $14,187,000 during 2022 as compared to an increase in the value of the plan assets of $14,730,000 during 2021. This decrease in corporate operating expenses is partially offset by an increase in costs associated with our human resources, finance, legal, information technology, and business development groups as we continue to make investments in these areas to support our growth.

Other Income

(In thousands except percentages)	Fiscal Years		Percent
	2022	2021	Change
Other income	$(8,608)	$16,910	(150.9)%
Percentage of total revenues	(1.7)%	3.6%

Other income consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley facility. The decrease in other income was primarily due to the change in value of assets associated with our deferred compensation plan partially offset by an increase in interest income, a change in the realized gain/loss on foreign exchange, and an increase in rental income. During 2022, other income decreased $28,917,000 with a corresponding decrease to deferred compensation expense as compared to 2021 due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of the plan assets of $14,187,000 during 2022 as compared to an increase in the value of the plan assets of $14,730,000 during 2021. During 2022, interest income increased by $2,030,000 due to higher interest rates. During 2022, other income increased $1,039,000 as compared to 2021 primarily due to realized gain and losses on foreign exchange. This increase consisted of a realized gain on foreign exchange of $522,000 during 2022 as compared to a realized loss on foreign exchange of $517,000 during 2021. During 2022, rental income increased $281,000 as compared to 2021.

Income Taxes

(In thousands except percentages)	Fiscal Years		Percent
	2022	2021	Change
Income taxes	$29,904	$24,635	21.4%
Percentage of total revenues	5.8%	5.3%
Effective tax rate	22.6%	19.6%

The increase in our effective tax rate was due to a decrease in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards decreased to $5,829,000 during 2022 as compared to $10,009,000 during 2021. The decrease in the excess tax benefit was due to a smaller increase in the value of our common stock between the grant date and the release date for the restricted stock units released during 2022 as compared to 2021. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.0% and 27.5% for 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$93,807	$124,568
Investing activities	$(12,043)	$38,178
Financing activities	$(215,977)	$(62,753)

We financed our business in 2022 through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents. As of December 30, 2022, our cash and cash equivalents were $161,458,000 as compared to $297,687,000 at December 31, 2021. We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

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

The increase in net cash used in investing activities during 2022, as compared to the net cash provided by investing activities during 2021, was due to a decrease in the maturity of short-term investments partially offset by a decrease in the purchase of short-term investments and an increase in capital expenditures due to an increase in investment in our corporate infrastructure.

The increase in net cash used in financing activities during 2022 as compared to 2021 was due to an increase in repurchases of our common stock and an increase in our quarterly dividend payment partially offset by a reduction in payroll taxes for restricted stock units.

We lease office, laboratory, and storage space in 13 states and the District of Columbia, as well as in China, Hong Kong, Singapore, Switzerland, and the United Kingdom under non-cancellable operating lease arrangements that expire at various dates through 2028. As of December 30, 2022, the value of our obligations under operating leases was $18,601,000. See Note 12 of our Notes to Consolidated Financial Statements for additional information regarding our lease obligations. The value of our non-cancellable unconditional purchase obligations was not material at December 30, 2022.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends, procure facilities and equipment or strategically acquire professional service firms that are complementary to our business.

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $91,183,000 were recorded as a long-term liability on our consolidated balance sheet at December 30, 2022. Vested amounts due under the plans of $10,171,000 were recorded as a current liability on our consolidated balance sheet at December 30, 2022. Company assets that are designated to fund the benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of December 30, 2022, invested amounts under the plans of $89,437,000 were recorded as a non-current asset on our consolidated balance sheet. As of December 30, 2022, invested amounts under the plans of $11,294,000 were recorded as other current assets on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for 2022 and 2021:

(In thousands, except percentages)	Fiscal Years
	2022	2021
Revenues before reimbursements	$463,820	$434,850
EBITDA	$137,217	$132,258
EBITDA as a % of revenues before reimbursements	29.6%	30.4%

The decrease in EBITDA as a percentage of revenues before reimbursements during 2022 as compared to 2021 was primarily due to the decrease in utilization and an increase in other operating and general and administrative expenses. Our utilization decreased to 74% during 2022 as compared to 75% during the same period last year. Other operating and general and administrative expenses increased during 2022 due to an increase in travel and meals associated with a firm-wide managers' meeting held during 2022 and the continued easing of COVID-19 pandemic-related business and travel restrictions, an increase in technical full-time equivalent employees, investments in our corporate infrastructure, and an increase in marketing and business development activities.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for 2022 and 2021:

(In thousands)	Fiscal Years
	2022	2021
Net income	$102,330	$101,202
Add back (subtract):
Income taxes	29,904	24,635
Interest income	(2,096)	(66)
Depreciation and amortization	7,079	6,487
EBITDA	137,217	132,258
Stock-based compensation	20,364	19,263
EBITDAS	$157,581	$151,521

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

At December 30, 2022, we had net assets of approximately $10.7 million with a functional currency of the British Pound, net assets of approximately $1.8 million with a functional currency of the Chinese Yuan, and net assets of approximately $1.1 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, China, and Hong Kong respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains/(losses) on these foreign currency transactions and the re-measurement of monetary assets and liabilities. At December 30, 2022, we had net assets denominated in the non-functional currency of approximately $3.9 million.

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

(b)
Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance, but not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 30, 2022.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (the "Proxy Statement"). See Part 1, Item 1 of this Annual Report on Form 10-K for information regarding the executive officers of the Company.

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

1.
Financial Statements

The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are included herewith:

2.
Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended December 30, 2022, December 31, 2021 and January 1, 2021 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of December 30, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Collectibility of accounts receivable

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for contract losses and doubtful accounts was $6.2 million as of December 30, 2022. The Company’s accounts receivable, net was $170.1 million as of December 30, 2022 which represents 29% of total assets and 33% of revenue for the year ended December 30, 2022. As discussed in Note 1, the Company maintains allowances to estimate their ability to collect financial obligations from customers. The Company records a specific allowance in circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations.

We identified the assessment of the collectibility of accounts receivable as a critical audit matter. Specifically, the specific allowance is an estimate which involves assessing the likelihood of collection of a customer’s accounts receivable by considering various factors such as communications from the customer, historical collections, and number of days accounts receivables have been outstanding. Subjective auditor judgment was involved in evaluating the relevance and reliability of the evidence obtained in evaluating these factors.

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

San Francisco, California
February 24, 2023

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2022	2021	2020
Revenues:
Revenues before reimbursements	$463,820	$434,850	$378,412
Reimbursements	49,473	31,419	21,488
Revenues	513,293	466,269	399,900

Operating expenses:
Compensation and related expenses	264,235	278,047	250,041
Other operating expenses	35,083	32,594	32,234
Reimbursable expenses	49,473	31,419	21,488
General and administrative expenses	23,660	15,282	12,888
Total operating expenses	372,451	357,342	316,651
Operating income	140,842	108,927	83,249

Other income:
Interest income	2,096	66	1,705
Miscellaneous income, net	(10,704)	16,844	11,982
Income before income taxes	132,234	125,837	96,936

Provision for income taxes	29,904	24,635	14,384
Net income	$102,330	$101,202	$82,552

Net income per share:
Basic	$1.98	$1.92	$1.58
Diluted	$1.96	$1.90	$1.55
Shares used in per share computations:
Basic	51,727	52,610	52,388
Diluted	52,280	53,331	53,323

Cash dividends declared per common share	$0.96	$0.80	$0.76

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2022	2021	2020
Net income	$102,330	$101,202	$82,552
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0, $0, and $0, respectively	(1,604)	14	65
Unrealized loss arising during the period on investments, net of tax benefit of $0, $2 and $79, respectively	—	(65)	(237)
Comprehensive income	$100,726	$101,151	$82,380

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)	December 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$161,458	$297,687
Accounts receivable, net of allowance for contract losses and doubtful accounts of $6,193 and $4,423, respectively	170,114	139,861
Prepaid expenses and other current assets	17,585	15,214
Total current assets	349,157	452,762

Property, equipment and leasehold improvements, net	65,539	59,971
Operating lease right-of-use assets	18,007	14,370
Goodwill	8,607	8,607
Deferred income taxes	53,909	46,546
Deferred compensation plan assets	89,437	99,962
Other assets	2,006	1,521
Total assets	$586,662	$683,739

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$29,115	$24,504
Accrued payroll and employee benefits	105,822	103,552
Deferred revenues	18,834	19,762
Operating lease liabilities	5,258	5,164
Total current liabilities	159,029	152,982

Other liabilities	2,355	2,886
Deferred compensation plan liabilities	91,183	100,999
Operating lease liabilities	13,343	9,807
Total liabilities	$265,910	$266,674

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued	66	66
Additional paid-in capital	301,002	281,419
Accumulated other comprehensive income/(loss)
Foreign currency translation adjustments	(3,587)	(1,983)
Retained earnings	528,810	478,370
Treasury stock, at cost: 15,064 and 13,591 shares held, respectively	(505,539)	(340,807)
Total stockholders’ equity	320,752	417,065
Total liabilities and stockholders’ equity	$586,662	$683,739

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other com-
	Common Stock		paid-in	prehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income(loss)	earnings	Shares	Amount	Total
Balance at January 3, 2020	65,707	$66	$244,935	$(1,760)	$384,668	13,951	$(277,658)	$350,251
Employee stock purchase plan	—	—	1,536	—	—	(24)	255	1,791
Exercise of stock options	—	—	1,996	—	—	(284)	2,944	4,940
Amortization of unrecognized stock-based compensation	—	—	9,165	—	—	—	—	9,165
Purchase of treasury shares	—	—	—	—	—	636	(40,049)	(40,049)
Foreign currency translation adjustments	—	—	—	65	—	—	—	65
Grant of restricted stock units to settle accrued bonus	—	—	8,645	—	—	—	—	8,645
Settlement of restricted stock units	—	—	(1,460)	—	(4,538)	(376)	(9,265)	(15,263)
Unrealized loss on investments	—	—	—	(237)	—	—	—	(237)
Dividends and dividend equivalent rights	—	—	511	—	(40,873)	—	—	(40,362)
Net income	—	—	—	—	82,552	—	—	82,552
Balance at January 1, 2021	65,707	$66	$265,328	$(1,932)	$421,809	13,903	$(323,773)	$361,498
Employee stock purchase plan	—	—	1,777	—	—	(20)	200	1,977
Exercise of stock options	—	—	657	—	—	(48)	477	1,134
Amortization of unrecognized stock-based compensation	—	—	9,296	—	—	—	—	9,296
Purchase of treasury shares	—	—	—	—	—	78	(7,000)	(7,000)
Foreign currency translation adjustments	—	—	—	14	—	—	—	14
Grant of restricted stock units to settle accrued bonus	—	—	7,637	—	—	—	—	7,637
Settlement of restricted stock units	—	—	(3,276)	—	(1,679)	(322)	(10,711)	(15,666)
Unrealized loss on investments	—	—	—	(65)	59	—	—	(6)
Dividends and dividend equivalent rights	—	—	0	—	(43,021)	—	—	(43,021)
Net income	—	—	—	—	101,202	—	—	101,202
Balance at December 31, 2021	65,707	$66	$281,419	$(1,983)	$478,370	13,591	$(340,807)	$417,065
Employee stock purchase plan	—	—	1,805	—	—	(22)	215	2,020
Amortization of unrecognized stock-based compensation	—	—	9,999	—	—	—	—	9,999
Purchase of treasury shares	—	—	—	—	—	1,756	(155,856)	(155,856)
Foreign currency translation adjustments	—	—	—	(1,604)	—	—	—	(1,604)
Grant of restricted stock units to settle accrued bonus	—	—	10,200	—	—	—	—	10,200
Settlement of restricted stock units	—	—	(2,421)	—	(1,392)	(261)	(9,091)	(12,904)
Dividends and dividend equivalent rights	—	—	—	—	(50,498)	—	—	(50,498)
Net income	—	—	—	—	102,330	—	—	102,330
Balance at December 30, 2022	65,707	$66	$301,002	$(3,587)	$528,810	15,064	$(505,539)	$320,752

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$102,330	$101,202	$82,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	7,079	6,487	6,871
Amortization of premiums and accretion of discounts on short-term investments	—	(11)	(163)
Provision for contract losses and doubtful accounts	3,081	1,958	1,849
Stock-based compensation	20,364	19,263	17,278
Deferred income tax provision	(7,363)	(6,005)	(3,639)
Changes in operating assets and liabilities:
Accounts receivable	(33,334)	(30,254)	6,724
Prepaid expenses and other current assets	(6,124)	(4,407)	(9,075)
Change in operating leases	(7)	(406)	(91)
Accounts payable and accrued liabilities	2,215	8,443	(2,646)
Accrued payroll and employee benefits	6,494	20,336	4,562
Deferred revenues	(928)	7,962	(910)
Net cash provided by operating activities	93,807	124,568	103,312

Cash flows from investing activities:
Capital expenditures	(12,043)	(6,826)	(4,987)
Purchase of short-term investments	—	(34,994)	(39,989)
Maturity of short-term investments	—	79,998	50,000
Net cash (used in) / provided by investing activities	(12,043)	38,178	5,024

Cash flows from financing activities:
Payroll taxes for restricted stock units	(12,904)	(15,666)	(15,263)
Repurchase of common stock	(155,856)	(7,000)	(40,049)
Exercise of stock-based payment awards	2,020	3,111	6,732
Dividends and dividend equivalent rights	(49,237)	(43,198)	(39,775)
Net cash used in financing activities	(215,977)	(62,753)	(88,355)

Effect of foreign currency exchange rates on cash and cash equivalents	(2,016)	169	1,108
Net increase in cash and cash equivalents	(136,229)	100,162	21,089
Cash and cash equivalents at beginning of year	297,687	197,525	176,436
Cash and cash equivalents at end of year	$161,458	$297,687	$197,525

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2022 included 52 weeks of activity and ended on December 30, 2022. Fiscal period 2021 included 52 weeks of activity and ended on December 31, 2021. Fiscal period 2020 included 52 weeks of activity and ended on January 1, 2021. Fiscal period 2023 is 52 weeks and will end on December 29, 2023.

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

Allowances for Contract Losses and Doubtful Accounts

The Company maintains allowances for estimated losses resulting from the inability of customers to meet their financial obligations or for disputes that affect the Company’s ability to fully collect amounts due. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations or is aware of a dispute with a specific customer, a specific allowance is recorded to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers the Company recognizes allowances for doubtful accounts based upon historical write-offs, customer concentration, customer creditworthiness, current and forecasts of future economic conditions, aging of amounts due and changes in customer payment terms.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in 2022, 2021 or 2020.

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

The Company completed its annual assessment for all reporting units with goodwill for 2022 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly, there was no indication of impairment of goodwill for any of the Company’s reporting units and the quantitative goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in 2022, 2021 or 2020.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at December 30, 2022 and December 31, 2021.

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

Net Income Per Share

Basic per share amounts are computed using the weighted-average number of common shares outstanding during the period. Diluted per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2022	2021	2020
Shares used in basic per share computation	51,727	52,610	52,388
Effect of dilutive common stock options outstanding	204	241	333
Effect of unvested restricted stock units outstanding	349	480	602
Shares used in diluted per share computation	52,280	53,331	53,323

There were no equity awards excluded from the diluted per share calculation for 2022 and 2021. Common stock options to purchase 35,604 shares were excluded from the diluted per share calculation for 2020 due to their anti-dilutive effect.

Recently Accounting Pronouncements Not Yet Effective

There are no new accounting pronouncements that are expected to materially impact the Company’s consolidated financial statements.

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

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Fiscal Years
	2022	2021	2020
Engineering & Other Scientific	63%	61%	61%
Environmental and Health	16%	17%	19%
Total time and materials revenues	79%	78%	80%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Fiscal Years
	2022	2021	2020
Engineering & Other Scientific	20%	21%	19%
Environmental and Health	1%	1%	1%
Total fixed price revenues	21%	22%	20%

Deferred revenues represent amounts billed to clients in advance of services provided. During 2022, $15,384,000 of revenues were recognized that were included in the deferred revenue balance at December 31, 2021. During 2021, $8,387,000 of revenues were recognized that were included in the deferred revenue balance at January 1, 2021. During 2020, $8,815,000 of revenue were recognized that were included in the deferred revenue balance at January 3, 2020.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third-party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for and not control the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $28,754,000, $15,357,000 and $9,408,000 during 2022, 2021 and 2020, respectively.

Note 3: Cash and cash equivalents

Cash and cash equivalents consisted of the following as of December 30, 2022:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$109,299	$—	$—	$109,299

Cash equivalents:
Money market securities	52,159	—	—	52,159
Total cash equivalents	52,159	—	—	52,159
Total cash and cash equivalents	161,458	—	—	161,458

Cash and cash equivalents consisted of the following as of December 31, 2021:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$196,106	$—	$—	$196,106

Cash equivalents:
Money market securities	101,581	—	—	101,581
Total cash equivalents	101,581	—	—	101,581
Total cash and cash equivalents	297,687	—	—	297,687

Note 4: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during 2022, 2021 and 2020. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 30, 2022 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$52,159	$52,159	$—	$—

Fixed income trading securities held in deferred compensation plan (2)	32,851	32,851	—	—

Equity trading securities held in deferred compensation plan (2)	67,880	67,880	—	—

Total	$152,890	$152,890	$—	$—

Liabilities
Deferred compensation plan (3)	101,354	101,354	—	—

Total	$101,354	$101,354	$—	$—

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

Fixed income and equity trading securities as of December 30, 2022 and December 31, 2021 represent mutual funds held in the Company’s deferred compensation plan. See Note 11 for additional information about the Company’s deferred compensation plan.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at December 30, 2022, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at December 30, 2022 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during 2022, 2021 and 2020.

Note 5: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2022	2021
Property:
Land	$18,339	$18,339
Buildings	69,600	64,854
Construction in progress	1,381	526
Equipment:
Machinery and equipment	54,476	50,835
Office furniture and equipment	10,632	10,126
Leasehold improvements	14,145	13,687
	168,573	158,367
Less accumulated depreciation and amortization	103,034	98,396
Property, equipment and leasehold improvements, net	$65,539	$59,971

Depreciation and amortization for 2022, 2021 and 2020 was $7,079,000, $6,487,000 and $6,871,000, respectively.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2022	2021
Billed accounts receivable	$120,212	$102,028
Unbilled accounts receivable	56,095	42,256
Allowance for contract losses and doubtful accounts	(6,193)	(4,423)
Total accounts receivable, net	$170,114	$139,861

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2022	2021
Accounts payable	$8,642	$3,193
Accrued liabilities	20,473	21,311
Total accounts payable and other accrued liabilities	$29,115	$24,504

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2022	2021
Accrued bonuses payable	$67,805	$66,723
Accrued 401(k) contributions	9,812	9,332
Accrued vacation	13,106	13,100
Deferred compensation plan	10,171	9,380
Other accrued payroll and employee benefits	4,928	5,017
Total accrued payroll and employee benefits	$105,822	$103,552

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs. A portion of accrued bonuses payable will be settled by issuing fully vested restricted stock units. See Note 9 and Note 16 for additional information.

Note 7: Income Taxes

Income before income taxes includes income from foreign operations of $10,646,000, $12,326,000 and $10,092,000 for 2022, 2021 and 2020, respectively.

Total income tax expense for 2022, 2021 and 2020 consisted of the following:

	Fiscal Years
(In thousands)	2022	2021	2020
Current
Federal	$24,411	$19,800	$11,553
Foreign	1,973	2,252	1,873
State	10,883	8,588	4,597
	37,267	30,640	18,023
Deferred
Federal	(4,910)	(3,930)	(2,766)
State	(2,453)	(2,075)	(873)
	(7,363)	(6,005)	(3,639)
Total	$29,904	$24,635	$14,384

The Company’s effective tax rate differs from the statutory federal tax rate of 21% as shown in the following schedule:

	Fiscal Years
(In thousands)	2022	2021	2020
Tax at federal statutory rate	$27,769	$26,426	$20,357
State taxes, net of federal benefit	6,726	5,174	2,942
Divestiture of foreign subsidiary	—	—	46
Non-deductible officer compensation	1,160	997	907
Non-deductible expenses	52	19	118
Non-deductible stock-based compensation	12	13	(14)
Excess tax benefit from equity incentive plans	(4,533)	(7,850)	(9,725)
Difference between statutory rate and foreign effective tax rate	(693)	(622)	(486)
Other	(589)	478	239
Tax expense	$29,904	$24,635	$14,384

Effective tax rate	22.6%	19.6%	14.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2022 and December 31, 2021 are presented in the following schedule:

	Fiscal Years
(In thousands)	2022	2021
Deferred tax assets:
Accrued liabilities and allowances	$20,740	$17,914
Deferred compensation plan	36,819	38,167
Operating leases	5,386	4,298
Unrealized loss on trading securities	453	—
Property, equipment and leasehold improvements	212	120
Other	88	—
Total deferred tax assets	$63,698	$60,499

Deferred tax liabilities:
State taxes	$(2,265)	$(2,062)
Deductible goodwill	(2,138)	(2,120)
Operating leases	(5,386)	(4,298)
Unrealized gain of deferred compensation plan assets	—	(5,336)
Other	—	(137)
Total deferred tax liabilities	(9,789)	(13,953)
Net deferred tax assets	$53,909	$46,546

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been recorded as an income tax benefit. For 2022, 2021 and 2020, the net deduction in tax payable arising from employees’ stock award activity was $5,829,000, $10,009,000 and $12,258,000, respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2019. The Company is no longer subject to California franchise tax examinations for years prior to 2018. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2021	$1,873
Additions based on tax positions related to the current year	478
Reductions due to lapse of statute of limitations	(402)
Balance at December 31, 2021	$1,949
Additions based on tax positions related to the current year	630
Reductions due to lapse of statute of limitations	(532)
Balance at December 30, 2022	$2,047

Unrecognized tax benefits are included in other liabilities in the accompanying consolidated balance sheets. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate by $1,648,000 in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 30, 2022 and December 31, 2021.

Dividends

The Company declared and paid cash dividends per share of common stock during the periods presented as follows:

	Fiscal Years
	2022
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.240	$12,383
Second Quarter	$0.240	12,345
Third Quarter	$0.240	12,225
Fourth Quarter	$0.240	12,153
		$49,106

	Fiscal Years
	2021
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.200	$10,423
Second Quarter	$0.200	10,419
Third Quarter	$0.200	10,421
Fourth Quarter	$0.200	10,423
		$41,686

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $1,392,000, $1,679,000 and $4,538,000 were recorded as a reduction to retained earnings during 2022, 2021 and 2020, respectively.

Repurchase of Common Stock

The Company repurchased 1,756,000 shares of its common stock for $155,856,000 during 2022. The Company repurchased 78,000 shares of its common stock for $7,000,000 during 2021. The Company repurchased 636,000 shares of its common stock for $40,049,000 during 2020. On February 22, 2022, the Board of Directors authorized $150,000,000 for the repurchase of the Company’s common stock. On May 29, 2020, the Board of Directors authorized $45,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates. As of December 30, 2022, the Company had remaining authorization under its stock repurchase plan of $62,598,000 to repurchase shares of common stock.

Note 9: Stock-Based Compensation

On May 29, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan and the 2008 Employee Stock Purchase Plan (“ESPP”). The 2008 Equity Incentive Plan and ESPP were previously adopted by the Company’s Board of Directors on April 8, 2008, subject to stockholder approval.

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan was 11,856,300 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of December 30, 2022, 1,365,960 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 1,200,000 shares of common stock. As of December 30, 2022, 319,970 shares were available for grant. Weighted average purchase prices for shares sold under the ESPP plan in 2022, 2021 and 2020 were $91.17, $98.64 and $73.22, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For 2022, 2021 and 2020, the Company recorded stock-based compensation expense associated with accrued bonus awards of $10,365,000, $9,967,000 and $8,112,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $9,164,000, $8,560,000 and $8,472,000 during 2022, 2021 and 2020, respectively. The total fair value of restricted stock unit awards vested during 2022, 2021 and 2020 was $29,875,000, $31,984,000 and $31,280,000, respectively. The weighted-average grant date fair values of restricted stock unit awards granted during 2022, 2021 and 2020 were $94.24, $97.80 and $68.21, respectively.

The number of unvested restricted stock unit awards outstanding as of December 30, 2022 is as follows (1):

	Number of awards outstanding	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands) (2)
Balance at December 31, 2021	568,039	$60.65
Awards granted	228,254	94.24
Awards vested	(313,072)	60.18
Awards forfeited	(16,022)	74.87

Balance at December 30, 2022	467,199	$76.89	1.6	$46,295

(1)
Does not include employee stock purchase plans or stock option plans.
(2)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of December 30, 2022 was $99.09.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of 10 years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. All stock options have DER, which entitle holders of stock options to the same dividend value per share as holders of common stock. DER are subject to the same vesting terms as the corresponding stock options. DER are accumulated and paid in cash when the underlying stock options vest and are forfeited if the underlying stock options do not vest. During 2022, 2021 and 2020, the Company recorded stock-based compensation expense of $835,000, $736,000 and $694,000, respectively, associated with stock options.

Option activity is as follows (1):

	Number of shares outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Exercisable at December 31, 2021	403,727	$43.61
Options granted	37,500	87.90
Options forfeited and expired	—	—
Options exercised	—	—

Balance at December 30, 2022	441,227	$47.38	5.37	$22,817

Exercisable at December 30, 2022	346,228	$37.48	4.64	$21,330

(1)
Does not include restricted stock or employee stock purchase plans.

The total intrinsic value of options exercised during 2022, 2021 and 2020 was $0, $4,335,000 and $18,211,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended December 30, 2022, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2022. This amount changes based on the fair-value of the Company’s stock.

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

The assumptions used to value option grants for 2022, 2021 and 2020 are as follows:

	Stock Option Plan
	Fiscal Years
	2022	2021	2020
Expected term (in years)	5.6	5.7	5.8
Risk-free interest rate	1.90%	0.64%	1.48%
Volatility	28%	28%	23%
Dividend yield	0%	0%	0%

The weighted-average grant date fair value of options granted during 2022, 2021 and 2020 were $26.64, $25.32, and $19.73, respectively.

The amount of stock-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of income for 2022, 2021 and 2020 is as follows:

	Fiscal Years
(In thousands)	2022	2021	2020
Compensation and related expenses:
Restricted stock units	$18,810	$17,755	$15,946
Stock option grants	835	736	694
Sub-total	19,645	18,491	16,640

General and administrative expenses:
Restricted stock units	719	772	638
Sub-total	719	772	638
Total stock-based compensation expense	$20,364	$19,263	$17,278

Income tax benefit	$5,829	$10,009	$12,258

As of December 30, 2022, there was $11,977,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.5 years, related to unvested restricted stock unit awards and $1,475,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.5 years, related to unvested stock options.

Note 10: Retirement Plans

The Company provides a defined contribution retirement plan for its employees whereby the Company contributes to each eligible employee’s account 7% of the employee’s eligible base salary plus overtime. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first five years of employment and then immediately thereafter. These contributions are made to the 401(k) plan up to the statutory maximum. Any portion of the 7% contribution in excess of the statutory maximum is made to the Company’s nonqualified deferred compensation plan. The Company’s expenses related to this plan were $10,166,000, $9,923,000 and $9,752,000 in 2022, 2021 and 2020, respectively.

Note 11: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of December 30, 2022 and December 31, 2021, invested amounts under the plans totaled $100,731,000 and $109,342,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to miscellaneous income, net.

As of December 30, 2022 and December 31, 2021, vested amounts due under the plans totaled $101,354,000 and $110,379,000, respectively. Changes in the liability are recorded as adjustments to compensation and related expense. During 2022, 2021 and 2020, the Company recognized compensation expense of ($14,187,000), $14,730,000 and $8,028,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income, net.

Note 12: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s consolidated balance sheet. The Company does not have any finance leases as of December 30, 2022.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization of operating lease ROU assets and the change in operating lease liabilities is disclosed as a single line item in the consolidated statements of cash flows.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two 15-year periods. As of December 30, 2022, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances but are not material.

The components of lease expense included in other operating expenses on the consolidated statements of income were as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
(In thousands)	2022	2021	2020
Operating lease cost	$7,050	$6,930	$6,973
Variable lease cost	1,263	1,065	1,158
Short-term lease cost	651	619	573

Supplemental cash flow information related to operating leases was as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
(In thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$6,564	$6,962	$6,968

Supplemental balance sheet information related to operating leases was as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2022	2021	2020
Weighted Average Remaining Lease Term	4.1 years	4.1 years	4.5 years
Weighted Average Discount Rate	4.3%	4.2%	4.2%

Maturities of operating lease liabilities as of December 30, 2022:

Operating
(In thousands)	Leases
2023	6,179
2024	4,718
2025	3,891
2026	3,234
2027	2,659
2028	132
Total lease payments	$20,813
Less imputed interest	(2,212)
Total lease liability	$18,601

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

Note 14: Miscellaneous Income, Net

Miscellaneous income, net, consisted of the following:

	Fiscal Years
(In thousands)	2022	2021	2020
Rental income	$2,938	$2,658	$3,351
Gain (loss) on deferred compensation investments	(14,187)	14,730	8,028
Gain (loss) on foreign exchange	522	(517)	592
Other	23	(27)	11
Total	$(10,704)	$16,844	$11,982

Note 15: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During 2022, the Company provided services representing approximately 31%, 15%, 13% and 10% of revenues to clients in the consumer products industry, energy and utilities industries, the transportation industry and the chemical industry, respectively.

One client comprised 15% of the Company’s revenues during 2022. One client comprised 13% of the Company’s revenues during 2021. No other single client comprised more than 10% of the Company’s revenues during 2022 and 2021.

Note 16: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2022	2021	2020
Cash paid during the year:
Income taxes	$40,121	$27,912	$20,118
Non-cash investing and financing activities:
Unrealized loss on investments	-	(65)	(237)
Vested stock unit awards granted to settle accrued bonus	10,200	7,637	8,645
Accrual for capital expenditures	1,017	413	602
Right-of-use asset obtained in exchange for operating lease obligation	9,476	792	2,436

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

Segment information is presented for selected data from the statements of income and statements of cash flows for 2022, 2021 and 2020. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 30, 2022 and December 31, 2021. The Company’s CEO, the chief operating decision maker, does not review total assets in her evaluation of segment performance and capital allocation.

Revenues

	Fiscal Years
(In thousands)	2022	2021	2020
Engineering and Other Scientific	$427,796	$380,909	$319,346
Environmental and Health	85,497	85,360	80,554
Total revenues	$513,293	$466,269	$399,900

Operating Income

	Fiscal Years
(In thousands)	2022	2021	2020
Engineering and Other Scientific	$152,679	$140,400	$100,616
Environmental and Health	27,340	27,952	26,728

Total segment operating income	180,019	168,352	127,344

Corporate operating expense	(39,177)	(59,425)	(44,095)
Total operating income	$140,842	$108,927	$83,249

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

Capital Expenditures

	Fiscal Years
(In thousands)	2022	2021	2020
Engineering and Other Scientific	$4,661	$2,792	$2,237
Environmental and Health	174	160	102

Total segment capital expenditures	4,835	2,952	2,339

Corporate capital expenditures	7,812	3,685	2,768
Total capital expenditures	$12,647	$6,637	$5,107

Certain capital expenditures associated with the Company's corporate cost centers and the related depreciation are excluded from the Company's segment information.

Depreciation and Amortization

	Fiscal Years
(In thousands)	2022	2021	2020
Engineering and Other Scientific	$4,489	$4,031	$4,239
Environmental and Health	171	193	196

Total segment depreciation and amortization	4,660	4,224	4,435

Corporate depreciation and amortization	2,419	2,263	2,436
Total depreciation and amortization	$7,079	$6,487	$6,871

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2022	2021
United States	$64,742	$59,001
Foreign Countries	797	970
Total	$65,539	$59,971

Revenues (1)

	Fiscal Years
(In thousands)	2022	2021	2020
United States	$450,445	$397,001	$353,565
Foreign Countries	62,848	69,268	46,335

Total	$513,293	$466,269	$399,900

(1)
Geographic revenues are allocated based on the location of the client.

Below is a breakdown of goodwill, reported by segment as of December 30, 2022 and December 31, 2021:

(In thousands)	Environmental and Health	Engineering and Other Scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for 2022, 2021 and 2020. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during 2022, 2021, and 2020.

Note 18: Subsequent Events

On February 2, 2023, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.26 per share to be paid on March 24, 2023 to all common stockholders of record as of March 10, 2023.

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
(In thousands)	Balance at Beginning of Year	Provision Charged to Expense	Provision Charged to Revenues	Accounts Written- off Net of Recoveries	Balance at End of Year
Year Ended December 30, 2022
Allowance for bad debt	$973	$455	$—	$(189)	$1,239
Allowance for contract losses	$3,450	$—	$2,626	$(1,122)	$4,954

Year Ended December 31, 2021
Allowance for bad debt	$879	$454	$—	$(360)	$973
Allowance for contract losses	$3,116	$—	$1,505	$(1,171)	$3,450

Year Ended January 1, 2021
Allowance for bad debt	$945	$443	$—	$(509)	$879
Allowance for contract losses	$3,350	$—	$1,406	$(1,640)	$3,116

(1)
Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $11,000, $23,000 and $27,000 for 2022, 2021 and 2020, respectively.

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

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K. Unless otherwise indicated all filings are under SEC File Number 000-18655:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562). (P)

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.1(iii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 28, 2015).

3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2018).

3.2(i)	Amended and Restated Bylaws of the Company, as amended and restated December 15, 2022 (incorporated by reference from the Company’s Current Report on Form 8-K as filed on December 19, 2022).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562). (P)

*4.2	Description of the Registrant’s Securities (incorporated by reference from the Company’s Annual Report on From 10-K for fiscal year ended January 1, 2021).

*10.6	Exponent, Inc. 1998 Non-Statutory Stock Option Plan dated October 24, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999).

*10.10	Exponent, Inc. 1999 Stock Option Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

*10.11	Exponent, Inc. 1999 Restricted Stock Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.15

Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

*10.17	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*10.18	Amended and Restated Nonqualified Deferred Compensation Plan dated January 1, 2022 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

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

EXPONENT, INC.
(Registrant)

Date: February 24, 2023	By:	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Catherine Ford Corrigan	Chief Executive Officer and Director	February 24, 2023
Catherine Ford Corrigan, Ph.D.	(Principal Executive Officer)

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 24, 2023
Richard L. Schlenker, Jr.

/s/ Paul R. Johnston	Chairman of the Board of Directors	February 24, 2023
Paul R. Johnston, Ph.D.

/s/ George Brown	Director	February 24, 2023
George Brown

/s/ Carol Lindstrom	Director	February 24, 2023
Carol Lindstrom

/s/ Karen Richardson	Director	February 24, 2023
Karen Richardson

/s/ John B. Shoven	Director	February 24, 2023
John B. Shoven, Ph.D.

/s/ Debra L. Zumwalt	Director	February 24, 2023
Debra L. Zumwalt