Form 10-Q
period 2023-03-31
EXPONENT INC
filed 2023-05-05
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the latest practicable date, the registrant had 50,835,148 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

March 31, 2023 and December 30, 2022

(in thousands, except par value)

(unaudited)

	March 31, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$125,649	$161,458
Accounts receivable, net of allowance for contract losses and doubtful accounts of $7,069 and $6,193 at March 31, 2023 and December 30, 2022, respectively	173,064	170,114
Prepaid expenses and other current assets	19,588	17,585
Total current assets	318,301	349,157

Property, equipment and leasehold improvements, net	69,413	65,539
Operating lease right-of-use assets	16,629	18,007
Goodwill	8,607	8,607
Deferred income taxes	52,184	53,909
Deferred compensation plan assets	98,981	89,437
Other assets	2,312	2,006
Total assets	$566,427	$586,662

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$26,322	$29,115
Accrued payroll and employee benefits	63,390	105,822
Deferred revenues	14,567	18,834
Operating lease liabilities	4,900	5,258
Total current liabilities	109,179	159,029

Other liabilities	2,513	2,355
Deferred compensation plan liabilities	101,330	91,183
Operating lease liabilities	11,549	13,343
Total liabilities	224,571	265,910
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at March 31, 2023 and December 30, 2022	66	66
Additional paid-in capital	314,502	301,002
Accumulated other comprehensive loss
Foreign currency translation adjustments	(3,127)	(3,587)
Retained earnings	542,983	528,810
Treasury stock, at cost; 14,872 and 15,064 shares held at March 31, 2023 and December 30, 2022, respectively	(512,568)	(505,539)
Total stockholders’ equity	341,856	320,752
Total liabilities and stockholders’ equity	$566,427	$586,662

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2023 and April 1, 2022

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Revenues:
Revenues before reimbursements	$128,705	$117,870
Reimbursements	11,604	10,608
Revenues	140,309	128,478
Operating expenses:
Compensation and related expenses	84,181	68,757
Other operating expenses	9,561	8,165
Reimbursable expenses	11,604	10,608
General and administrative expenses	5,843	4,231
Total operating expenses	111,189	91,761
Operating income	29,120	36,717
Other income, net:
Interest income, net	1,770	21
Miscellaneous income (loss), net	4,648	(3,931)
Total other income (loss), net	6,418	(3,910)
Income before income taxes	35,538	32,807
Income taxes	6,414	3,198
Net income	$29,124	$29,609
Net income per share:
Basic	$0.57	$0.56
Diluted	$0.56	$0.56
Shares used in per share computations:
Basic	51,132	52,419
Diluted	51,682	53,039
Cash dividends declared per common share	$0.26	$0.24

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2023 and April 1, 2022

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net income	$29,124	$29,609
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	460	(310)
Comprehensive income	$29,584	$29,299

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	loss	earnings	Shares	Amount	Total
Balance at December 30, 2022	65,707	$66	$301,002	$(3,587)	$528,810	15,064	$(505,539)	$320,752
Employee stock purchase plan	-	-	517	-	-	(6)	63	580
Amortization of unrecognized stock-based compensation	-	-	4,205	-	-	-	-	4,205
Foreign currency translation adjustments	-	-	-	460	-	-	-	460
Grant of restricted stock units to settle accrued bonus	-	-	10,497	-	-	-	-	10,497
Settlement of restricted stock units	-	-	(1,741)	-	(1,009)	(178)	(7,170)	(9,920)
Exercise of stock options	-	-	22			(8)	78	100
Dividends and dividend equivalent rights	-	-	-	-	(13,942)	-	-	(13,942)
Net income	-	-	-	-	29,124	-	-	29,124
Balance at March 31, 2023	65,707	$66	$314,502	$(3,127)	$542,983	14,872	$(512,568)	$341,856

	Three Months Ended April 1, 2022
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 31, 2021	65,707	$66	$281,419	$(1,983)	$478,370	13,591	$(340,807)	$417,065
Employee stock purchase plan	-	-	511	-	-	(6)	53	564
Amortization of unrecognized stock-based compensation	-	-	4,094	-	-	-	-	4,094
Purchase of treasury stock	-	-	-	-	-	553	(48,554)	(48,554)
Foreign currency translation adjustments	-	-	-	(310)	-	-	-	(310)
Grant of restricted stock units to settle accrued bonus	-	-	10,200	-	-	-	-	10,200
Settlement of restricted stock units	-	-	(2,335)	-	(1,392)	(253)	(9,177)	(12,904)
Dividends and dividend equivalent rights	-	-	-	-	(13,200)	-	-	(13,200)
Net income	-	-	-	-	29,609	-	-	29,609
Balance at April 1, 2022	65,707	$66	$293,889	$(2,293)	$493,387	$13,885	$(398,485)	$386,564

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and April 1, 2022

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net income	$29,124	$29,609
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,988	1,689
Provision for contract losses and doubtful accounts	892	686
Stock-based compensation	7,063	6,870
Deferred income tax provision	1,725	45
Changes in operating assets and liabilities:
Accounts receivable	(3,842)	(8,333)
Prepaid expenses and other current assets	(7,777)	(9,948)
Change in operating leases	(774)	(535)
Accounts payable and accrued liabilities	(2,271)	5,234
Accrued payroll and employee benefits	(28,564)	(27,576)
Deferred revenues	(4,267)	(4,093)
Net cash used in operating activities	(6,703)	(6,352)
Cash flows from investing activities:
Capital expenditures	(5,668)	(2,606)
Net cash used in investing activities	(5,668)	(2,606)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(9,920)	(12,904)
Repurchase of common stock	-	(48,554)
Exercise of stock-based payment awards	680	564
Dividends and dividend equivalents rights	(14,500)	(12,514)
Net cash used in financing activities	(23,740)	(73,408)
Effect of foreign currency exchange rates on cash and cash equivalents	302	(271)
Net decrease in cash and cash equivalents	(35,809)	(82,637)
Cash and cash equivalents at beginning of period	161,458	297,687
Cash and cash equivalents at end of period	$125,649	$215,050

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2023 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2022, which was filed with the U.S. Securities and Exchange Commission on February 24, 2023.

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

The following table discloses the percentage of the Company’s revenue generated from time and materials contracts:

	Three Months Ended
	March 31, 2023	April 1, 2022
Engineering & other scientific	64%	62%
Environmental and health	16%	17%
Total time and materials revenues	80%	79%

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

The following table discloses the percentage of the Company’s revenue generated from fixed price contracts:

	Three Months Ended
	March 31, 2023	April 1, 2022
Engineering & other scientific	19%	20%
Environmental and health	1%	1%
Total fixed price revenues	20%	21%

Deferred revenues represent amounts billed to clients in advance of services provided. During the first quarter of 2023, $8,566,000 of revenues were recognized that were included in the deferred revenue balance at December 30, 2022. During the first quarter of 2022, $9,644,000 of revenues were recognized that were included in the deferred revenue balance at December 31, 2021.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $5,751,000 and $3,660,000 during the first quarter of 2023 and 2022, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three months ended March 31, 2023 and April 1, 2022. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 31, 2023 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$52,680	$52,680	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	40,044	40,044	-	-
Equity trading securities held in deferred compensation plan (2)	72,287	72,287	-	-
Total	$165,011	$165,011	$-	$-
Liabilities
Deferred compensation plan (3)	113,270	113,270	-	-
Total	$113,270	$113,270	$-	$-

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

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 30, 2022 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$52,159	$52,159	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	32,851	32,851	-	-
Equity trading securities held in deferred compensation plan (2)	67,880	67,880	-	-
Total	$152,890	$152,890	$-	$-
Liabilities
Deferred compensation plan (3)	101,354	101,354	-	-
Total	$101,354	$101,354	$-	$-

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

Money market securities as of March 31, 2023 and December 30, 2022 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of March 31, 2023 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$72,969	$-	$-	$72,969
Cash equivalents:
Money market securities	52,680	-	-	52,680
Total cash equivalents	52,680	-	-	52,680
Total cash and cash equivalents	$125,649	$-	$-	$125,649

Cash and cash equivalents consisted of the following as of December 30, 2022 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$109,299	$-	$-	$109,299
Cash equivalents:
Money market securities	52,159	-	-	52,159
Total cash equivalents	52,159	-	-	52,159
Total cash and cash equivalents	$161,458	$-	$-	$161,458

At March 31, 2023 and December 30, 2022, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at March 31, 2023 and December 30, 2022, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at March 31, 2023 and December 30, 2022 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheets.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	March 31, 2023	April 1, 2022
Shares used in basic per share computation	51,132	52,419
Effect of dilutive common stock options outstanding	213	205
Effect of dilutive restricted stock units outstanding	337	415
Shares used in diluted per share computation	51,682	53,039

Common stock options to purchase 14,835 shares were excluded from the diluted per share calculation for the three months March 31, 2023 due to their anti-dilutive effect. There were no equity awards excluded from the diluted per share calculation for the three months ended April 1, 2022.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,858,000 and $2,776,000 during the three months ended March 31, 2023 and April 1, 2022, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,981,000 and $3,895,000 during the three months ended March 31, 2023 and April 1, 2022, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $224,000 and $199,000 during the three months ended March 31, 2023 and April 1, 2022, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of March 31, 2023, and December 30, 2022 the invested amounts under the plans totaled $112,331,000 and $100,731,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income (loss), net.

As of March 31, 2023, and December 30, 2022 vested amounts due under the plans totaled $113,270,000 and $101,354,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended March 31, 2023, the Company recognized additional compensation expense of $3,918,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income (loss), net. During the three months ended April 1, 2022, the Company recognized a reduction to compensation expense of $(4,699,000) as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (loss), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	March 31, 2023	April 1, 2022
Cash paid during period:
Income taxes	$1,263	$852
Non-cash investing and financing activities:
Vested stock unit awards issued to settle accrued bonuses	$10,497	$10,200
Accrual for capital expenditures	$1,210	$602
Right-of-use asset obtained in exchange for operating lease obligations	$-	$4,011

Note 8: Accounts Receivable, Net

At March 31, 2023 and December 30, 2022, accounts receivable, net, was comprised of the following:

	March 31,	December 30,
(In thousands)	2023	2022
Billed accounts receivable	$119,949	$120,212
Unbilled accounts receivable	60,184	56,095
Allowance for contract losses and doubtful accounts	(7,069)	(6,193)
Total accounts receivable, net	$173,064	$170,114

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows (in thousands):

Balance at December 30, 2022	$6,193
Provision for contract losses and doubtful accounts	892
Write-offs	(16)
Balance at March 31, 2023	$7,069

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

Segment information for the three months ended March 31, 2023 and April 1, 2022 follows:

Revenues

	Three Months Ended
(In thousands)	March 31, 2023	April 1, 2022
Engineering and Other Scientific	$117,048	$104,615
Environmental and Health	23,261	23,863
Total revenues	$140,309	$128,478

Operating Income

	Three Months Ended
(In thousands)	March 31, 2023	April 1, 2022
Engineering and Other Scientific	$43,619	$38,490
Environmental and Health	7,554	7,835
Total segment operating income	51,173	46,325
Corporate operating expense	(22,053)	(9,608)
Total operating income	$29,120	$36,717

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

Capital Expenditures

	Three Months Ended
(In thousands)	March 31, 2023	April 1, 2022
Engineering and Other Scientific	$1,408	$564
Environmental and Health	95	50
Total segment capital expenditures	1,503	614
Corporate capital expenditures	4,358	2,181
Total capital expenditures	$5,861	$2,795

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended
(In thousands)	March 31, 2023	April 1, 2022
Engineering and Other Scientific	$1,306	$1,039
Environmental and Health	48	42
Total segment depreciation and amortization	1,354	1,081
Corporate depreciation and amortization	634	608
Total depreciation and amortization	$1,988	$1,689

One client comprised 13% of the Company’s revenues during the three months ended March 31, 2023. One client comprised 13% of the Company’s revenues during the three months ended April 1, 2022. No other single client comprised more than 10% of the Company’s revenues during the three months ended March 31, 2023 or April 1, 2022.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of March 31, 2023.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of March 31, 2023, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $756,000 and $644,000 was included in other income for the three months ended March 31, 2023 and April 1, 2022, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2023	April 1, 2022
Operating lease cost	$1,787	$1,767
Variable lease cost	370	312
Short-term lease cost	276	129

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2023	April 1, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,364	$2,201

Supplemental balance sheet information related to operating leases was as follows:

	March 31, 2023	April 1, 2022
Weighted Average Remaining Lease Term	3.8 years	4.3 years
Weighted Average Discount Rate	4.3%	3.9%

Maturities of operating lease liabilities as of March 31, 2023:

(In thousands)	Operating Leases
2023 (excluding the three months ended March 31, 2023)	3,752
2024	4,712
2025	3,953
2026	3,234
2027	2,659
2028	132
Total lease payments	$18,442
Less imputed interest	(1,993)
Total lease liability	$16,449

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

Note 12: Subsequent Events

On April 27, 2023, the Company’s Board of Directors announced a cash dividend of $0.26 per share of the Company’s common stock, payable June 23, 2023, to stockholders of record as of June 9, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2022, which are contained in our fiscal 2022 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 24, 2023 (our “2021 Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to us or our management, identify such forward-looking statements. Such statements reflect the current views of us or our management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include any continuing effects of the COVID-19 pandemic, the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in this Quarterly Report under the heading “Risk Factors” and elsewhere in this report. The inclusion of such forward-looking information should not be regarded as a representation by the us or any other person that the future events, plans, or expectations we contemplated will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2023, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2023 increased 9% to $140,309,000 as compared to $128,478,000 during the same period last year. Revenues before reimbursements for the first quarter of 2023 increased 9% to $128,705,000 as compared to $117,870,000 during the same period last year.

During the first quarter of 2023, our results were bolstered by increased demand for our reactive services. This work included robust litigation-related activity as well as product safety- and recall-related work. Our proactive engagements were driven by work in the consumer products, chemicals, utilities, automotive and life sciences sectors.

We continue to position ourselves for future growth by adding to our team of scientists and engineers, increasing headcount year-over-year by 12% through strong talent acquisition and improved retention.

Net income decreased 2% to $29,124,000 during the first quarter of 2023 as compared to $29,609,000 during the same period last year. Diluted earnings per share were $0.56 per share for both the first quarter of 2023 and 2022. The decrease in net income was due to a decrease in the excess tax benefit associated with stock-based awards partially offset by the increase in revenues before reimbursements. The excess tax benefit associated with stock-based awards decreased to $3,627,000 during the first quarter of 2023 as compared to $6,040,000 during the first quarter of 2022. The decrease in the excess tax benefit was due to a smaller increase in the value of our common stock between the grant date and the release date for the restricted stock units released during the first quarter of 2023 as compared to the first quarter of 2022.

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

Overview of the Three Months Ended March 31, 2023

During the first quarter of 2023, billable hours increased 3% to 385,000 as compared to 374,000 during the same period last year. Our utilization decreased to 70% during the first quarter of 2023 as compared to 77% during the same period last year. Technical full-time equivalent employees increased 12% to 1,052 during the first quarter of 2023 as compared to 939 during the same period last year. We continue to selectively hire key talent to expand our capabilities.

Three Months Ended March 31, 2023 compared to Three Months Ended April 1, 2022

Revenues

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Percent Change
Engineering and Other Scientific	$117,048	$104,615	11.9%
Percentage of total revenues	83.4%	81.4%
Environmental and Health	23,261	23,863	-2.5%
Percentage of total revenues	16.6%	18.6%
Total revenues	$140,309	$128,478	9.2%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first quarter of 2023, billable hours for this segment increased by 6% to 306,000 as compared to 290,000 during the same period last year. The increase in billable hours was driven by continued strong demand for our services from the transportation, utilities, consumer electronics, and life sciences industries. Utilization for this segment decreased to 72% during the first quarter of 2023 as compared to 78% during the same period last year. Technical full-time equivalent employees in this segment increased 14% to 819 during the first quarter of 2023 as compared to 718 for the same period last year due to our recruiting and retention efforts.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours partially offset by an increase in billing rates. During the first quarter of 2023, billable hours for this segment decreased by 6% to 79,000 as compared to 84,000 during the same period last year. Utilization in this segment decreased to 66% during the first quarter of 2023 as compared to 73% during the same period last year. Work in this segment was primarily driven by our safety-related engagements evaluating the impacts of chemicals on human health and the environment, as well as activity in the life sciences industry. Technical full-time equivalent employees in this segment increased 5% to 233 during the first quarter of 2023 as compared to 221 during the same period last year due to our recruiting and retention efforts.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Percent Change
Compensation and related expenses	$84,181	$68,757	22.4%
Percentage of total revenues	60.0%	53.5%

The increase in compensation and related expenses during the first quarter of 2023 was due to a change in the value of assets associated with our deferred compensation plan, an increase in payroll expense, an increase in fringe benefits, and an increase in bonus expense. During the first quarter of 2023, deferred compensation expense increased by $8,617,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $3,918,000 during the first quarter of 2023 as compared to a decrease in the value of plan assets of $4,699,000 during the same period last year. Payroll expense increased by $4,881,000 and fringe benefits increased by $478,000 during the first quarter of 2023 due to an increase in technical full-time equivalent employees. During the first quarter of 2023, bonus expense increased by $1,146,000 due to a corresponding increase in income before income taxes, before bonus expense and before stock-based compensation. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Percent Change
Other operating expenses	$9,561	$8,165	17.1%
Percentage of total revenues	6.8%	6.4%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first quarter of 2023 was primarily due to an increase in information technology related expenses of $500,000, an increase in occupancy expense of $441,000, an increase in depreciation and amortization expense of $300,000, and an increase in office expenses of $165,000. The increase in information technology expenses and depreciation and amortization was due to continued investment in our corporate infrastructure. The increases in occupancy and office expenses were due to growth in technical full-time equivalent employees and the transition back to our offices from a remote work environment. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Percent Change
Reimbursable expenses	$11,604	$10,608	9.4%
Percentage of total revenues	8.3%	8.3%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses during the first quarter of 2023 was primarily due to an increase in project-related travel and other project-related expenses as COVID-19 pandemic-related business and travel restrictions eased.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Percent Change
General and administrative expenses	$5,843	$4,231	38.1%
Percentage of total revenues	4.2%	3.3%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $754,000, an increase in marketing and business development expenses of $380,000 and an increase in recruiting expenses of $147,000. The increase in travel and meals was due to the easing of COVID-19 pandemic-related business and travel restrictions. The increases in marketing and business development expenses was due to an increase in our business development activities. The increase in recruiting expenses was due to the increase in technical full-time equivalent employees. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Operating Income

	Three Months Ended
(In thousands)	March 31, 2023	April 1, 2022	Percent Change
Engineering and Other Scientific	$43,619	$38,490	13.3%
Environmental and Health	7,554	7,835	-3.6%
Total segment operating income	51,173	46,325	10.5%
Corporate operating expense	(22,053)	(9,608)	129.5%
Total operating income	$29,120	$36,717	-20.7%

The increase in operating income for our Engineering and Other Scientific Segment during the first quarter of 2023 as compared to the same period last year was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth during the first quarter of 2023 was driven by robust litigation-related activity as well as product safety- and recall-related work. Our proactive engagements were driven by work in the consumer products, chemicals, utilities, automotive and life sciences sectors.

The decrease in operating income for our Environmental and Health segment during the first quarter of 2023 was due to investments in recruiting and marketing in our Health Practice. The impact of foreign exchange rates also contributed to the decrease in operating income for this segment.

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

The increase in corporate operating expenses during the first quarter of 2023 as compared to the same period last year was primarily due to an increase in deferred compensation expense and an increase in the costs associated with our human resources, finance, information technology and business development groups. During the first quarter of 2023, deferred compensation expense increased $8,617,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $3,918,000 during the first quarter of 2023 as compared to a decrease in the value of plan assets of $4,699,000 during the same period last year.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Percent Change
Other income / (loss), net	$6,418	$(3,910)	264.1%
Percentage of total revenues	4.6%	-3.0%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and an increase in interest income. During the first quarter of 2023, other income, net, increased by $8,617,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $3,918,000 during the first quarter of 2023 as compared to a decrease in the value of the plan assets of $4,699,000 during the same period last year. During the first quarter of 2023 interest income increased by $1,749,000 due to higher interest rates.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022	Percent Change
Income taxes	$6,414	$3,198	100.6%
Percentage of total revenues	4.6%	2.5%
Effective tax rate	18.0%	9.7%

The excess tax benefit associated with stock-based awards was $3,627,000 during the first quarter of 2023 as compared to $6,040,000 during the same period last year. The decrease in the excess tax benefit was due to a smaller increase in the value of our common stock between the grant date and the release date for the restricted stock units released during the first quarter of 2023 as compared to the first quarter of 2022. Excluding the impact of the excess tax benefit, the effective tax rate would have been 28.3% during the first quarter of 2023 as compared to 28.2% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Net cash used in operating activities	$(6,703)	$(6,352)
Net cash used in investing activities	(5,668)	(2,606)
Net cash used in financing activities	(23,740)	(73,408)

We financed our business during the first three months of 2023 through available cash. As of March 31, 2023, our cash and cash equivalents were $125,649,000 as compared to $161,458,000 at December 30, 2022.

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

The increase in net cash used in investing activities during the first three months of 2023, as compared to the same period last year, was due to an increase in capital expenditures. The increase in capital expenditures was due to an increase in investment in our corporate infrastructure.

The decrease in net cash used in financing activities during the first three months of 2023, as compared to the same period last year, was due to a decrease in repurchases of our common stock and a decrease in payroll taxes for restricted stock units partially offset by an increase in dividends.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase shares of common stock under our stock repurchase programs, pay dividends, or strategically acquire professional service firms that are complementary to our business.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $101,330,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at March 31, 2023. Vested amounts due under the plan of $11,940,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at March 31, 2023. Our assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of March 31, 2023, invested amounts under the plan of $98,981,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of March 31, 2023, invested amounts under the plan of $13,350,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended March 31, 2023 and April 1, 2022:

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	April 1, 2022
Revenues before reimbursements	$128,705	$117,870
EBITDA	$35,756	$34,475
EBITDA as a % of revenues before reimbursements	27.8%	29.2%

The decrease in EBITDA as a percentage of revenues before reimbursements during the first quarter of 2023 as compared to the same period last year was primarily due to a decrease in utilization and an increase in other operating and general and administrative expenses. Our utilization decreased to 70% during the first quarter of 2023 as compared to 77% during the same period last year. The decrease in utilization was due to a 12% increase in technical full-time equivalent employees. Other operating and general and administrative expenses increased during the first quarter of 2023 due to an increase in travel and meals associated with the easing of COVID-19 pandemic-related business and travel restrictions, an increase in technical full-time equivalent employees, investments in our corporate infrastructure, and an increase in marketing and business development activities.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended March 31, 2023:

	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Net income	$29,124	$29,609
Add back (subtract):
Income taxes	6,414	3,198
Interest income, net	(1,770)	(21)
Depreciation and amortization	1,988	1,689
EBITDA	35,756	34,475
Stock-based compensation	7,063	6,870
EBITDAS	$42,819	$41,345

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

At March 31, 2023, we had net assets of approximately $9.9 million with a functional currency of the British Pound, net assets of approximately $1.6 million with a functional currency of the Chinese Yuan, and net assets of approximately $2.2 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, China, and Hong Kong, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At March 31, 2023, we had net assets denominated in the non-functional currency of approximately $4.6 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended March 31, 2023 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
December 31 to January 27	-	$-	-	$62,598
January 28 to February 24	-	-	-	62,598
February 25 to March 31	-	-	-	62,598
Total	-	-	-	$62,598

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)
Exhibit Index

3.1	Amended and Restated Bylaws of the Company, as amended and restated December 15, 2022 (incorporated by reference from the Company’s Current Report on Form 8-K as filed on December 19, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: May 5, 2023
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer