Form 10-Q
period 2023-06-30
EXPONENT INC
filed 2023-08-07
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the latest practicable date, the registrant had 50,848,940 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

June 30, 2023 and December 30, 2022

(in thousands, except par value)

(unaudited)

	June 30, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$148,174	$161,458
Accounts receivable, net of allowance for contract losses and doubtful accounts of $6,109 and $6,193 at June 30, 2023 and December 30, 2022, respectively	175,830	170,114
Prepaid expenses and other current assets	20,624	17,585
Total current assets	344,628	349,157

Property, equipment and leasehold improvements, net	76,793	65,539
Operating lease right-of-use assets	25,636	18,007
Goodwill	8,607	8,607
Deferred income taxes	52,212	53,909
Deferred compensation plan assets	94,067	89,437
Other assets	2,341	2,006
Total assets	$604,284	$586,662

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$19,838	$29,115
Accrued payroll and employee benefits	87,609	105,822
Deferred revenues	11,343	18,834
Operating lease liabilities	5,750	5,258
Total current liabilities	124,540	159,029

Other liabilities	3,211	2,355
Deferred compensation plan liabilities	96,412	91,183
Operating lease liabilities	23,042	13,343
Total liabilities	247,205	265,910
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at June 30, 2023 and December 30, 2022	66	66
Additional paid-in capital	317,346	301,002
Accumulated other comprehensive loss
Foreign currency translation adjustments	(3,260)	(3,587)
Retained earnings	555,354	528,810
Treasury stock, at cost; 14,858 and 15,064 shares held at June 30, 2023 and December 30, 2022, respectively	(512,427)	(505,539)
Total stockholders’ equity	357,079	320,752
Total liabilities and stockholders’ equity	$604,284	$586,662

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2023 and July 1, 2022

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenues:
Revenues before reimbursements	$129,653	$118,218	$258,358	$236,088
Reimbursements	10,568	12,063	22,172	22,671
Revenues	140,221	130,281	280,530	258,759
Operating expenses:
Compensation and related expenses	82,836	58,446	167,017	127,203
Other operating expenses	10,305	8,755	19,866	16,920
Reimbursable expenses	10,568	12,063	22,172	22,671
General and administrative expenses	6,637	5,740	12,480	9,971
Total operating expenses	110,346	85,004	221,535	176,765
Operating income	29,875	45,277	58,995	81,994
Other income, net:
Interest income, net	1,593	175	3,363	196
Miscellaneous income (expense), net	4,785	(10,020)	9,433	(13,951)
Total other income, net	6,378	(9,845)	12,796	(13,755)
Income before income taxes	36,253	35,432	71,791	68,239
Income taxes	10,505	9,677	16,919	12,875
Net income	$25,748	$25,755	$54,872	$55,364
Net income per share:
Basic	$0.50	$0.50	$1.07	$1.06
Diluted	$0.50	$0.49	$1.06	$1.05
Shares used in per share computations:
Basic	51,255	51,890	51,193	52,154
Diluted	51,692	52,394	51,694	52,725
Cash dividends declared per common share	$0.26	$0.24	$0.52	$0.48

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2023 and July 1, 2022

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income	$25,748	$25,755	$54,872	$55,364
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(133)	(1,350)	327	(1,660)
Comprehensive income	$25,615	$24,405	$55,199	$53,704

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and July 1, 2022

(in thousands)

(unaudited)

	Three and Six Months Ended June 30, 2023
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	loss	earnings	Shares	Amount	Total
Balance at December 30, 2022	65,707	$66	$301,002	$(3,587)	$528,810	15,064	$(505,539)	$320,752
Employee stock purchase plan	-	-	517	-	-	(6)	63	580
Amortization of unrecognized stock-based compensation	-	-	4,205	-	-	-	-	4,205
Foreign currency translation adjustments	-	-	-	460	-	-	-	460
Grant of restricted stock units to settle accrued bonus	-	-	10,497	-	-	-	-	10,497
Settlement of restricted stock units	-	-	(1,741)	-	(1,009)	(178)	(7,170)	(9,920)
Exercise of stock options	-	-	22			(8)	78	100
Dividends and dividend equivalent rights	-	-	-	-	(13,942)	-	-	(13,942)
Net income	-	-	-	-	29,124	-	-	29,124
Balance at March 31, 2023	65,707	$66	$314,502	$(3,127)	$542,983	14,872	$(512,568)	$341,856
Employee stock purchase plan	-	-	498	-	-	(6)	65	563
Amortization of unrecognized stock-based compensation	-	-	2,422	-	-	-	-	2,422
Foreign currency translation adjustments	-	-	-	(133)	-	-	-	(133)
Settlement of restricted stock units	-	-	(76)	-	-	(8)	76	-
Dividends and dividend equivalent rights	-	-	-	-	(13,377)	-	-	(13,377)
Net income	-	-	-	-	25,748	-	-	25,748
Balance at June 30, 2023	65,707	$66	$317,346	$(3,260)	$555,354	14,858	$(512,427)	$357,079

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and July 1, 2022

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

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and July 1, 2022

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net income	$54,872	$55,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,174	3,501
Provision for contract losses and doubtful accounts	1,286	1,470
Stock-based compensation	12,286	11,467
Deferred income tax provision	1,697	(422)
Changes in operating assets and liabilities:
Accounts receivable	(7,002)	(23,383)
Prepaid expenses and other current assets	(21)	(3,163)
Change in operating leases	(657)	(219)
Accounts payable and accrued liabilities	(9,116)	(582)
Accrued payroll and employee benefits	(16,186)	(15,680)
Deferred revenues	(7,491)	(4,537)
Net cash provided by operating activities	33,842	23,816
Cash flows from investing activities:
Capital expenditures	(11,116)	(5,914)
Net cash used in investing activities	(11,116)	(5,914)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(9,920)	(12,904)
Repurchase of common stock	-	(111,843)
Exercise of stock-based payment awards	1,243	1,070
Dividends and dividend equivalents rights	(27,717)	(24,859)
Net cash used in financing activities	(36,394)	(148,536)
Effect of foreign currency exchange rates on cash and cash equivalents	384	(1,434)
Net change in cash and cash equivalents	(13,284)	(132,068)
Cash and cash equivalents at beginning of period	161,458	297,687
Cash and cash equivalents at end of period	$148,174	$165,619

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 30, 2023 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2022, which was filed with the U.S. Securities and Exchange Commission on February 24, 2023.

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

The following table discloses the percentage of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Engineering & Other Scientific	64%	64%	64%	63%
Environmental and Health	15%	15%	15%	16%
Total time and materials revenues	79%	79%	79%	79%

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

The following table discloses the percentage of the Company’s revenue generated from fixed price contracts:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Engineering & Other Scientific	19%	20%	19%	20%
Environmental and Health	2%	1%	2%	1%
Total fixed price revenues	21%	21%	21%	21%

Deferred revenues represent amounts billed to clients in advance of services provided. During the second quarter of 2023, $6,310,000 of revenues were recognized that were included in the deferred revenue balance at March 31, 2023. During the first six months of 2023, $12,149,000 of revenues were recognized that were included in the deferred revenue balance at December 30, 2022.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $2,598,000 and $4,727,000 during the second quarter of 2023 and 2022, respectively, and $8,349,000 and $11,044,000 during the first six months of 2023 and 2022, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2023 and July 1, 2022. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 30, 2023:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$53,290	$53,290	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	34,241	34,241	-	-
Equity trading securities held in deferred compensation plan (2)	73,899	73,899	-	-
Total	$161,430	$161,430	$-	$-
Liabilities
Deferred compensation plan (3)	110,191	110,191	-	-
Total	$110,191	$110,191	$-	$-

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

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 30, 2022:

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

Money market securities as of June 30, 2023 and December 30, 2022 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of June 30, 2023:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$94,884	$-	$-	$94,884
Cash equivalents:
Money market securities	53,290	-	-	53,290
Total cash equivalents	53,290	-	-	53,290
Total cash and cash equivalents	$148,174	$-	$-	$148,174

Cash and cash equivalents consisted of the following as of December 30, 2022:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$109,299	$-	$-	$109,299
Cash equivalents:
Money market securities	52,159	-	-	52,159
Total cash equivalents	52,159	-	-	52,159
Total cash and cash equivalents	$161,458	$-	$-	$161,458

At June 30, 2023 and December 30, 2022, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at June 30, 2023 and December 30, 2022, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at June 30, 2023 and December 30, 2022 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Shares used in basic per share computation	51,255	51,890	51,193	52,154
Effect of dilutive common stock options outstanding	188	198	201	202
Effect of dilutive restricted stock units outstanding	249	306	300	369
Shares used in diluted per share computation	51,692	52,394	51,694	52,725

Common stock options to purchase 63,333 shares and 33,333 shares were excluded from the diluted per share calculation for the three months ended June 30, 2023 and July 1, 2022, respectively, due to their anti-dilutive effect. Common stock options to purchase 22,253 shares were excluded from the diluted per share calculation for the six months ended June 30, 2023, due to their anti-dilutive effect. There were no equity awards excluded from the diluted per share calculation for the six months ended July 1, 2022.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The

Company recorded stock-based compensation expense associated with accrued bonus awards of $2,802,000 and $2,752,000 during the three months ended June 30, 2023 and July 1, 2022, respectively. For the six months ended June 30, 2023 and July 1, 2022, the Company recorded stock-based compensation expense associated with accrued bonus awards of $5,659,000 and $5,528,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,105,000 and $1,633,000 during the three months ended June 30, 2023 and July 1, 2022, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $6,086,000 and $5,528,000 during the six months ended June 30, 2023 and July 1, 2022, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $317,000 and $212,000 during the three months ended June 30, 2023 and July 1, 2022, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $541,000 and $411,000 during the six months ended June 30, 2023 and July 1, 2022, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of June 30, 2023 and December 30, 2022, the invested amounts under the plans totaled $108,140,000 and $100,731,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income (loss), net.

As of June 30, 2023 and December 30, 2022, vested amounts due under the plans totaled $110,191,000 and $101,354,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended June 30, 2023, the Company recognized additional compensation expense of $4,122,000 as a result of changes in the market value of the trust assets with the same amount being recorded as gain in miscellaneous income (loss), net. During the three months ended July 1, 2022, the Company recognized a reduction to compensation expense of $11,259,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (loss), net. During the six months ended June 30, 2023, the Company recognized additional compensation expense of $8,039,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the six months ended July 1, 2022, the Company recognized a reduction in compensation expense of $15,959,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (loss), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	June 30, 2023	July 1, 2022
Cash paid during period:
Income taxes	$16,460	$13,763
Non-cash investing and financing activities:
Vested stock unit awards issued to settle accrued bonuses	$10,497	$10,200
Accrual for capital expenditures as of period end	$2,110	$1,950
Leasehold improvements obtained in exchange for right-of-use asset	$3,219	$-
Right-of-use asset obtained in exchange for operating lease obligations	$13,532	$4,820

Note 8: Accounts Receivable, Net

At June 30, 2023 and December 30, 2022, accounts receivable, net, was comprised of the following:

	June 30,	December 30,
(In thousands)	2023	2022
Billed accounts receivable	$128,741	$120,212
Unbilled accounts receivable	53,198	56,095
Allowance for contract losses and doubtful accounts	(6,109)	(6,193)
Total accounts receivable, net	$175,830	$170,114

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows (in thousands):

Balance at December 30, 2022	$6,193
Provision for contract losses and doubtful accounts	1,286
Write-offs	(1,370)
Balance at June 30, 2023	$6,109

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

Segment information for the three and six months ended June 30, 2023 and July 1, 2022 follows:

Revenues

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Engineering and Other Scientific	$116,647	$109,150	$233,695	$213,765
Environmental and Health	23,574	21,131	46,835	44,994
Total revenues	$140,221	$130,281	$280,530	$258,759

Operating Income

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Engineering and Other Scientific	$38,711	$40,032	$82,330	$78,522
Environmental and Health	7,521	6,846	15,075	14,681
Total segment operating income	46,232	46,878	97,405	93,203
Corporate operating expense	(16,357)	(1,601)	(38,410)	(11,209)
Total operating income	$29,875	$45,277	$58,995	$81,994

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

Capital Expenditures

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Engineering and Other Scientific	$1,261	$1,616	$2,669	$2,180
Environmental and Health	19	6	114	56
Total segment capital expenditures	1,280	1,622	2,783	2,236
Corporate capital expenditures	8,287	3,034	12,645	5,215
Total capital expenditures	$9,567	$4,656	$15,428	$7,451

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Engineering and Other Scientific	$1,372	$1,154	$2,678	$2,193
Environmental and Health	54	41	102	83
Total segment depreciation and amortization	1,426	1,195	2,780	2,276
Corporate depreciation and amortization	760	617	1,394	1,225
Total depreciation and amortization	$2,186	$1,812	$4,174	$3,501

No single client comprised more than 10% of the Company’s revenues during the three and six months ended June 30, 2023. One client comprised 15% of the Company’s revenues during the three months ended July 1, 2022. The same client comprised 14% of the Company's revenue during the six months ended July 1, 2022.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of June 30, 2023.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of June 30, 2023, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $853,000 and $774,000 was included in other income for the three months ended June 30, 2023 and July 1, 2022, respectively. Rental income of $1,609,000 and $1,418,000 was included in other income for the six months ended June 30, 2023 and July 1, 2022, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Operating lease cost	$1,778	$1,799	$3,565	$3,566
Variable lease cost	503	327	873	639
Short-term lease cost	405	102	681	231

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,437	$1,364	$3,801	$3,565

Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2023	December 30, 2022
Weighted Average Remaining Lease Term	6.5 years	4.1 years
Weighted Average Discount Rate	5.0%	4.3%

Maturities of operating lease liabilities as of June 30, 2023:

Operating
(In thousands)	Leases
2023 (excluding the six months ended June 30, 2023)	3,320
2024	6,474
2025	5,762
2026	4,944
2027	4,336
2028	1,860
Thereafter	8,098
Total lease payments	$34,794
Less imputed interest	(6,002)
Total lease liability	$28,792

Note 11: Contingencies

During the second quarter of 2023, a client requested a concession in the amount of $2 million related to the Company’s performance on a project. The Company disagrees with the basis for this request for concession and has responded to the client as such. At this time the Company is unable to determine the outcome of this issue, but management believes that it is probable that this matter will not have a material adverse effect on the Company’s business or the condensed consolidated financial statements.

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

Note 12: Subsequent Events

On July 27, 2023, the Company’s Board of Directors announced a cash dividend of $0.26 per share of the Company’s common stock, payable September 22, 2023, to stockholders of record as of September 8, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2022, which are contained in our fiscal 2022 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 24, 2023 (our “2022 Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to us or our management, identify such forward-looking statements. Such statements reflect the current views of us or our management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our 2022 Annual Report under the heading “Risk Factors”. The inclusion of such forward-looking information should not be regarded as a representation by the us or any other person that the future events, plans, or expectations we contemplated will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2023, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2023 increased 8% to $140,221,000 as compared to $130,281,000 during the same period last year. Revenues before reimbursements for the second quarter of 2023 increased 10% to $129,653,000 as compared to $118,218,000 during the same period last year.

Growth during the second quarter of 2023 was driven by robust demand for our reactive services, which included product safety engagements and disputes-related work spanning multiple industries. Our proactive engagements benefited from increased demand in the chemicals and life sciences sectors, offset by some moderation in the electronics sector.

Net income decreased slightly to $25,748,000 during the second quarter of 2023 as compared to $25,755,000 during the same period last year. Diluted earnings per share increased to $0.50 per share as compared to $0.49 in the same period last year.

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

Overview of the Three Months Ended June 30, 2023

During the second quarter of 2023, billable hours increased 4% to 388,000 as compared to 372,000 during the same period last year. Our utilization decreased to 69% during the second quarter of 2023 as compared to 77% during the same period last year. Technical full-time equivalent employees increased 15% to 1,077 during the second quarter of 2023 as compared to 934 during the same period last year. Our accelerated recruiting efforts over the last year combined with lower-than-expected turnover drove a 15% increase in headcount compared to a year ago, highlighting the strength of our employee value proposition. While these investments in our future are critical, we are focused on strategically aligning our resources with the growth of the business and our pursuit of future opportunities over the long-term.

Three Months Ended June 30, 2023 compared to Three Months Ended July 1, 2022

Revenues

	Three Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Engineering and Other Scientific	$116,647	$109,150	6.9%
Percentage of total revenues	83.2%	83.8%
Environmental and Health	23,574	21,131	11.6%
Percentage of total revenues	16.8%	16.2%
Total revenues	$140,221	$130,281	7.6%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the second quarter of 2023, billable hours for this segment increased by 5% to 308,000 as compared to 293,000 during the same period last year. Utilization for this segment decreased to 70% during the second quarter of 2023 as compared to 79% during the same period last year. The increase in billable hours was driven by broad-based growth, with continued strong demand for our services across the transportation and construction sectors. Technical full-time equivalent employees in this segment increased 18% to 842 during the second quarter of 2023 as compared to 715 for the same period last year due to our recruiting and retention efforts. The decrease in utilization was due to the 18% increase in technical full-time equivalent employees and historically strong utilization during the second quarter of 2022.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the second quarter of 2023, billable hours for this segment increased by 1% to 80,000 as compared to 79,000 during the same period last year. Utilization for this segment decreased to 65% during the second quarter of 2023 as compared to 69% during the same period last year. The increase in billable hours was due to evolving regulatory requirements which drove safety-related engagements evaluating the impacts of chemicals on human health and the environment. Technical full-time equivalent employees in this segment increased 7% to 235 as compared to 219 during the same period last year due to our recruiting and retention efforts. The decrease in utilization was due to the 7% increase in technical full-time equivalent employees.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Compensation and related expenses	$82,836	$58,446	41.7%
Percentage of total revenues	59.1%	44.9%

The increase in compensation and related expenses during the second quarter of 2023 was due to a change in the value of assets associated with our deferred compensation plan, an increase in payroll expense, an increase in fringe benefits and an increase in stock-based compensation. During the second quarter of 2023, deferred compensation expense increased by $15,381,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $4,122,000 during the second quarter of 2023 as compared to a decrease in the value of plan assets of $11,259,000 during the same period last year. Payroll expense increased by $6,509,000 and fringe benefits increased by $1,592,000 during the second quarter of 2023 due to the impact of our annual salary adjustments and an increase in technical full-time equivalent employees. Stock-based compensation expense increased $583,000 during the second quarter of 2023 due to an increase in unvested restricted stock unit grants. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to decrease as we align our resources with expected demand for our services.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Other operating expenses	$10,305	$8,755	17.7%
Percentage of total revenues	7.3%	6.7%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the second quarter of 2023 was primarily due to an increase in occupancy expense of $507,000 an increase in depreciation expense of $373,000, and an increase in information technology related expenses of $386,000. The increase in occupancy expenses was due to growth in technical full-time equivalent employees and the transition back to our offices from a remote work environment. The increase in depreciation and information technology related expenses were due to continued investment in our corporate infrastructure. We expect other operating expenses to grow as we make investments in our corporate infrastructure and continue to transition our workforce back to our offices.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Reimbursable expenses	$10,568	$12,063	-12.4%
Percentage of total revenues	7.5%	9.3%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
General and administrative expenses	$6,637	$5,740	15.6%
Percentage of total revenues	4.7%	4.4%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $608,000 and an increase in bad debt expense of $302,000. The increase in travel and meals was due to the easing of

COVID-19 pandemic-related business and travel restrictions. The increase in bad debt expense was due to an increase in write-offs. We expect general and administrative expenses to increase as we expand our business development and staff development initiatives.

Operating Income

	Three Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Engineering and Other Scientific	$38,711	$40,032	-3.3%
Environmental and Health	7,521	6,846	9.9%
Total segment operating income	46,232	46,878	-1.4%
Corporate operating expense	(16,357)	(1,601)	921.7%
Total operating income	$29,875	$45,277	-34.0%

The decrease in operating income for our Engineering and Other Scientific segment during the second quarter of 2023 as compared to the same period last year was due to an increase in technical full-time equivalent employees partially offset by an increase in revenues. The increase in operating income for our Environmental and Health segment was due to an increase in revenues partially offset by an increase in technical full-time equivalent employees.

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

The increase in corporate operating expenses during the second quarter of 2023 as compared to the same period last year was primarily due to an increase in deferred compensation expense. During the second quarter of 2023, deferred compensation expense increased $15,381,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $4,122,000 during the second quarter of 2023 as compared to a decrease in the value of plan assets of $11,259,000 during the same period last year.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Other income / (loss), net	$6,378	$(9,845)	-164.8%
Percentage of total revenues	4.5%	-7.6%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and an increase in interest income partially offset by a decrease in gain on foreign exchange. During the second quarter of 2023, other income, net, increased by $15,381,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $4,122,000 during the second quarter of 2023 as compared to a decrease in the value of the plan assets of $11,259,000 during the same period last year. The increase in interest income of $1,418,000 was due to an increase in interest rates. The decrease in the gain on foreign exchange of $639,000 was due to a decrease in the value of assets denominated in currencies that are not our functional currency.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Income taxes	$10,505	$9,677	8.6%
Percentage of total revenues	7.5%	7.4%
Effective tax rate	29.0%	27.3%

The increase in income tax expense was due to an increase in pre-tax income and an increase in our effective tax rate. The increase in our effective tax rate was due primarily to a decrease in our foreign rate benefit and an increase in non-deductible expenses.

Six Months Ended June 30, 2023 compared to Six Months Ended July 1, 2022

Revenues

	Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Engineering and Other Scientific	$233,695	$213,765	9.3%
Percentage of total revenues	83.3%	82.6%
Environmental and Health	46,835	44,994	4.1%
Percentage of total revenues	16.7%	17.4%
Total revenues	$280,530	$258,759	8.4%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first six months of 2023, billable hours for this segment increased by 5% to 614,000 as compared to 583,000 during the same period last year. Utilization for this segment decreased to 71% during the first six months of 2023 as compared to 78% during the same period last year. The increase in billable hours was driven by broad-based growth with continued strong demand for our services across the transportation and construction sectors. Technical full-time equivalent employees in this segment increased 16% to 830 during the first six months of 2023 as compared to 716 for the same period last year due to our recruiting and retention efforts. The decrease in utilization was due to the 16% increase in technical full-time equivalent employees and historically strong utilization during the first six months of 2022.

The increase in revenues for our Environmental and Health segment was due to an increase in our realized billing rate partially offset by a decrease in billable hours. During the first six months of 2023, billable hours for this segment decreased by 2% to 159,000 as compared to 163,000 during the same period last year. Utilization in this segment decreased to 65% during the first six months of 2023 as compared to 71% during the same period last year. Technical full-time equivalent employees in this segment increased by 6% to 234 during the first six months of 2023 as compared to 220 during the same period last year due to our recruiting and retention efforts. The decrease in utilization was due to the 6% increase in technical full-time equivalent employees.

Compensation and Related Expenses

	Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Compensation and related expenses	$167,017	$127,203	31.3%
Percentage of total revenues	59.5%	49.2%

The increase in compensation and related expenses during the first six months of 2023 was due to a change in the value of assets associated with our deferred compensation plan, an increase in payroll expense, an increase in fringe benefits, an increase in bonus expense and an increase in stock-based compensation. During the first six months of 2023, deferred compensation expense increased $23,998,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $8,039,000 during the first six months of 2023 as compared to a decrease in the value of plan assets of $15,959,000 during the same period last year.

Payroll expense increased $11,390,000 during the first six months of 2023 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. Fringe benefits increased by $2,070,000 during the first six months of 2023 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. Bonus expense increased by $1,382,000 during the first six months of 2023 due to a corresponding increase to our bonus pool which is equal to 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. Stock-based compensation expense increased $716,000 during the first six months of 2023 due to an increase in unvested restricted stock unit grants. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to decrease as we align our resources with expected demand for our services.

Other Operating Expenses

	Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Other operating expenses	$19,866	$16,920	17.4%
Percentage of total revenues	7.1%	6.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first six months of 2023 was primarily due to an increase in occupancy expense of $948,000, an increase in information technology related expenses of $885,000 and an increase in depreciation expense of $673,000. The increase in occupancy expenses was due to growth in technical full-time equivalent employees and the transition back to our offices from a remote work environment. The increases in information technology related expenses and depreciation expense were due to continued investment in our corporate infrastructure. We expect other operating expenses to grow as we make investments in our corporate infrastructure and continue to transition our workforce back to our offices as COVID-19 pandemic-related business restrictions are lifted.

Reimbursable Expenses

	Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Reimbursable expenses	$22,172	$22,671	-2.2%
Percentage of total revenues	7.9%	8.8%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
General and administrative expenses	$12,480	$9,971	25.2%
Percentage of total revenues	4.4%	3.9%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $1,362,000, an increase in bad debt of $346,000, an increase in marketing and business development expenses of $329,000, an increase in other professional services of $286,000 and several other individually insignificant increases. The increase in travel and meals was due to the easing of COVID-19 pandemic-related business and travel restrictions. The increase in bad debt was due to an increase in write-offs. The increase in marketing and business development was due to an increase in our business development activities. The increase in other professional services was due to several ongoing projects associated with investments in our corporate infrastructure. We expect general and administrative expenses to increase as we expand our business development and staff development initiatives.

Operating Income

	Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Engineering and Other Scientific	$82,330	$78,522	4.8%
Environmental and Health	15,075	14,681	2.7%
Total segment operating income	97,405	93,203	4.5%
Corporate operating expense	(38,410)	(11,209)	242.7%
Total operating income	$58,995	$81,994	-28.0%

The increase in operating income for our Engineering and Other Scientific segment during the first six months of 2023 as compared to the same period last year was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth was driven by strong demand for our services across the transportation and construction sectors. The increase in operating income for our Environmental and Health segment was due to an increase in our realized billing rate.

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

The increase in corporate operating expenses during the first six months of 2023 as compared to the same period last year was primarily due to an increase in deferred compensation expense and an increase in the costs associated with our human resources, finance, information technology and business development groups. During the first six months of 2023, deferred compensation expense increased $23,998,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $8,039,000 during the first six months of 2023 as compared to a decrease in the value of plan assets of $15,959,000 during the same period last year.

Other Income, Net

	Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Other income (loss), net	$12,796	$(13,755)	193.0%
Percentage of total revenues	4.6%	-5.3%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and an increase in interest income. During the first six months of 2023, other income, net, increased $23,998,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $8,039,000 during the first six months of 2023 as compared to a decrease in the value of the plan assets of $15,959,000 during the same period last year. During the first six months of 2023, interest income increased by $3,167,000 as compared to the same period last year due to an increase in interest rates.

Income Taxes

	Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	Percent Change
Income taxes	$16,919	$12,875	31.4%
Percentage of total revenues	6.0%	5.0%
Effective tax rate	23.6%	18.9%

The excess tax benefit associated with stock-based awards was $3,639,000 during the first six months of 2023 as compared to $6,040,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 28.6% during the first six months of 2023 as compared to 27.7% during the same period last year. The increase in our effective tax rate, excluding the impact of the excess tax benefit, was due primarily to a decrease in our foreign rate benefit and an increase in non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

	Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022
Net cash provided by operating activities	$33,842	$23,816
Net cash used in by investing activities	(11,116)	(5,914)
Net cash used in financing activities	(36,394)	(148,536)

We financed our business during the first six months of 2023 through available cash. As of June 30, 2023, our cash and cash equivalents were $148,174,000 as compared to $161,458,000 at December 30, 2022.

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

The increase in net cash used in investing activities during the first six months of 2023, as compared to the same period last year, was due to an increase in capital expenditures primarily due to leasehold improvements associated with our new operating lease for office and lab space in Philadelphia.

The decrease in net cash used in financing activities during the first six months of 2023, as compared to the same period last year, was due to a decrease in repurchases of our common stock and a reduction in payroll taxes for restricted stock units partially offset by an increase in dividends.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase shares of common stock under our stock repurchase programs, pay dividends, or strategically acquire professional service firms that are complementary to our business.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $96,412,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at June 30, 2023. Vested amounts due under the plan of $13,781,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at June 30, 2023. Our assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of June 30, 2023, invested amounts under the plan of $94,067,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of June 30, 2023, invested amounts under the plan of $14,073,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended June 30, 2023 and July 1, 2022:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenues before reimbursements	$129,653	$118,218	$258,358	$236,088
EBITDA	$36,846	$37,069	$72,602	$71,544
EBITDA as a % of revenues before reimbursements	28.4%	31.4%	28.1%	30.3%

The decrease in EBITDA as a percentage of revenues before reimbursements during the second quarter of 2023 as compared to the same period last year was primarily due to the decrease in utilization and an increase in other operating and general and administrative expenses. Our utilization decreased to 69% during the second quarter of 2023 as compared to 77% during the same period last year. The decrease in utilization was due to a 15% increase in technical full-time equivalent employees and historically strong utilization during the second quarter of 2022. Other operating and general and administrative expenses increased during the second quarter of 2023 due to an increase in travel and meals associated with the easing of COVID-19 pandemic-related business and travel restrictions, an increase in technical full-time equivalent employees, investments in our corporate infrastructure, and an increase in marketing and business development activities.

The decrease in EBITDA as a percentage of revenues before reimbursements during the first six months of 2023 as compared to the same period last year was primarily due to the decrease in utilization and an increase in other operating and general and administrative expenses. Our utilization decreased to 70% during the first six month of 2023 as compared to 77% during the same period last year. The decrease in utilization was due to a 14% increase in technical full-time equivalent employees and historically strong utilization during the first six months of 2022. Other operating and general and administrative expenses increased during the first six months of 2023 due to an increase in travel and meals associated with the easing of COVID-19 pandemic-related business and travel restrictions, an increase in technical full-time equivalent employees, investments in our corporate infrastructure, and an increase in marketing and business development activities.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended June 30, 2023 and July 1, 2022:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income	$25,748	$25,755	$54,872	$55,364
Add back (subtract):
Income taxes	10,505	9,677	16,919	12,875
Interest income, net	(1,593)	(175)	(3,363)	(196)
Depreciation and amortization	2,186	1,812	4,174	3,501
EBITDA	36,846	37,069	72,602	71,544
Stock-based compensation	5,223	4,597	12,286	11,467
EBITDAS	$42,069	$41,666	$84,888	$83,011

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

We have foreign currency risk related to our revenues and expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, the Sinagpore Dollar, the Chinese Yuan, and the Hong Kong Dollar. Accordingly, changes in exchange rates may negatively affect the revenues and net income of our foreign subsidiaries as expressed in U.S. dollars.

At June 30, 2023, we had net assets of approximately $12.7 million with a functional currency of the British Pound, net assets of approximately $2.1 million with a functional currency of the Singapore Dollar, net assets of approximately $1.8 million with a functional currency of the Chinese Yuan, and net assets of approximately $1.4 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, Singapore, China, and Hong Kong, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At June 30, 2023, we had net assets denominated in the non-functional currency of approximately $6.8 million.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.

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

(b)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended June 30, 2023 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 1 to April 28	-	$-	-	$62,598
April 29 to May 26	-	-	-	$62,598
May 27 to June 30	-	-	-	$62,598
Total	-	$-	-	$62,598

(1)
On February 22, 2022, the Company’s Board of Directors announced an additional $150,000,000 for repurchase of the Company’s common stock. This repurchase program does not have an expiration date.

Repurchases of the Company’s common stock were affected pursuant to a repurchase program authorized by the Company’s Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

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

Date: August 4, 2023
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer