Form 10-Q
period 2023-09-29
EXPONENT INC
filed 2023-11-03
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2023

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

As of October 27, 2023, the latest practicable date, the registrant had 50,622,438 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

September 29, 2023 and December 30, 2022

(in thousands, except par value)

(unaudited)

	September 29, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$137,099	$161,458
Accounts receivable, net of allowance for contract losses and doubtful accounts of $6,400 and $6,193 at September 29, 2023 and December 30, 2022, respectively	181,754	170,114
Prepaid expenses and other current assets	24,463	17,585
Total current assets	343,316	349,157

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $109,435 and $103,034 at September 29, 2023 and December 30, 2022, respectively	76,246	65,539
Operating lease right-of-use assets	24,302	18,007
Goodwill	8,607	8,607
Deferred income taxes	54,448	53,909
Deferred compensation plan assets	90,727	89,437
Other assets	4,816	2,006
Total assets	$602,462	$586,662

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$19,640	$29,115
Accrued payroll and employee benefits	93,828	105,822
Deferred revenues	10,489	18,834
Operating lease liabilities	5,700	5,258
Total current liabilities	129,657	159,029

Other liabilities	4,136	2,355
Deferred compensation plan liabilities	93,070	91,183
Operating lease liabilities	21,964	13,343
Total liabilities	248,827	265,910
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at September 29, 2023 and December 30, 2022	66	66
Additional paid-in capital	320,152	301,002
Accumulated other comprehensive loss
Foreign currency translation adjustments	(3,775)	(3,587)
Retained earnings	566,518	528,810
Treasury stock, at cost; 15,040 and 15,064 shares held at September 29, 2023 and December 30, 2022, respectively	(529,326)	(505,539)
Total stockholders’ equity	353,635	320,752
Total liabilities and stockholders’ equity	$602,462	$586,662

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 29, 2023 and September 30, 2022

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Revenues:
Revenues before reimbursements	$124,959	$115,143	$383,317	$351,231
Reimbursements	8,377	12,036	30,549	34,707
Revenues	133,336	127,179	413,866	385,938
Operating expenses:
Compensation and related expenses	74,011	62,779	241,028	189,982
Other operating expenses	10,997	8,822	30,863	25,742
Reimbursable expenses	8,377	12,036	30,549	34,707
General and administrative expenses	6,018	6,729	18,498	16,700
Total operating expenses	99,403	90,366	320,938	267,131
Operating income	33,933	36,813	92,928	118,807
Other income, net:
Interest income, net	1,858	638	5,221	834
Miscellaneous income (expense), net	(1,774)	(3,975)	7,659	(17,926)
Total other income (expense), net	84	(3,337)	12,880	(17,092)
Income before income taxes	34,017	33,476	105,808	101,715
Income taxes	9,479	9,034	26,398	21,909
Net income	$24,538	$24,442	$79,410	$79,806
Net income per share:
Basic	$0.48	$0.47	$1.55	$1.54
Diluted	$0.48	$0.47	$1.54	$1.52
Shares used in per share computations:
Basic	51,203	51,492	51,197	51,934
Diluted	51,645	52,008	51,680	52,489
Cash dividends declared per common share	$0.26	$0.24	$0.78	$0.72

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 29, 2023 and September 30, 2022

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net income	$24,538	$24,442	$79,410	$79,806
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(515)	(1,493)	(188)	(3,153)
Comprehensive income	$24,023	$22,949	$79,222	$76,653

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 29, 2023 and September 30, 2022

(in thousands)

(unaudited)

	Three and Nine Months Ended September 29, 2023
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	loss	earnings	Shares	Amount	Total
Balance at December 30, 2022	65,707	$66	$301,002	$(3,587)	$528,810	15,064	$(505,539)	$320,752
Employee stock purchase plan	-	-	1,015	-	-	(12)	128	1,143
Amortization of unrecognized stock-based compensation	-	-	6,627	-	-	-	-	6,627
Foreign currency translation adjustments	-	-	-	327	-	-	-	327
Grant of restricted stock units to settle accrued bonus	-	-	10,497	-	-	-	-	10,497
Settlement of restricted stock units	-	-	(1,817)	-	(1,009)	(186)	(7,094)	(9,920)
Exercise of stock options			22			(8)	78	100
Dividends and dividend equivalent rights	-	-	-	-	(27,319)	-	-	(27,319)
Net income	-	-	-	-	54,872	-	-	54,872
Balance at June 30, 2023	65,707	$66	$317,346	$(3,260)	$555,354	14,858	$(512,427)	$357,079
Employee stock purchase plan	-	-	498	-	-	(7)	71	569
Amortization of unrecognized stock-based compensation	-	-	2,308	-	-	-	-	2,308
Purchase of treasury stock	-	-	-	-	-	189	(16,970)	(16,970)
Foreign currency translation adjustments	-	-	-	(515)	-	-	-	(515)
Dividends and dividend equivalent rights	-	-	-	-	(13,374)	-	-	(13,374)
Net income	-	-	-	-	24,538	-	-	24,538
Balance at September 29, 2023	65,707	$66	$320,152	$(3,775)	$566,518	15,040	$(529,326)	$353,635

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 29, 2023 and September 30, 2022

(in thousands)

(unaudited)

	Three and Nine Months Ended September 30, 2022
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 31, 2021	65,707	$66	$281,419	$(1,983)	$478,370	13,591	$(340,807)	$417,065
Employee stock purchase plan	-	-	961	-	-	(12)	109	1,070
Amortization of unrecognized stock-based compensation	-	-	5,939	-	-	-	-	5,939
Purchase of treasury stock	-	-	-	-	-	1,273	(111,843)	(111,843)
Foreign currency translation adjustments	-	-	-	(1,660)	-	-	-	(1,660)
Grant of restricted stock units to settle accrued bonus	-	-	10,200	-	-	-	-	10,200
Settlement of restricted stock units	-	-	(2,421)	-	(1,392)	(262)	(9,091)	(12,904)
Unrealized gain on investments								-
Dividends and dividend equivalent rights	-	-	-	-	(25,737)	-	-	(25,737)
Net income	-	-	-	-	55,364	-	-	55,364
Balance at July 1, 2022	65,707	66	296,098	(3,643)	506,605	14,590	(461,632)	337,494
Employee stock purchase plan	-	-	492	-	-	(7)	65	557
Amortization of unrecognized stock-based compensation	-	-	1,999	-	-	-	-	1,999
Purchase of treasury stock	-	-	-	-	-	335	(30,783)	(30,783)
Foreign currency translation adjustments	-	-	-	(1,493)	-	-	-	(1,493)
Dividends and dividend equivalent rights	-	-	-	-	(12,416)	-	-	(12,416)
Net income	-	-	-	-	24,442	-	-	24,442
Balance at September 30, 2022	65,707	$66	$298,589	$(5,136)	$518,631	$14,918	$(492,350)	$319,800

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 29, 2023 and September 30, 2022

(in thousands)

(unaudited)

	Nine Months Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$79,410	$79,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	6,535	5,224
Provision for contract losses and doubtful accounts	1,911	2,112
Stock-based compensation	17,177	16,072
Deferred income tax provision	(539)	(3,955)
Changes in operating assets and liabilities:
Accounts receivable	(13,551)	(28,265)
Prepaid expenses and other current assets	(5,886)	(7,583)
Change in operating leases	(451)	(132)
Accounts payable and accrued liabilities	(7,094)	5,140
Accrued payroll and employee benefits	(13,124)	(11,211)
Deferred revenues	(8,345)	(3,971)
Net cash provided by operating activities	56,043	53,237
Cash flows from investing activities:
Capital expenditures	(14,422)	(9,108)
Net cash used in investing activities	(14,422)	(9,108)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(9,920)	(12,904)
Repurchase of common stock	(16,970)	(142,195)
Exercise of stock-based payment awards	1,812	1,627
Dividends and dividend equivalents rights	(40,894)	(37,084)
Net cash used in financing activities	(65,972)	(190,556)
Effect of foreign currency exchange rates on cash and cash equivalents	(8)	(2,817)
Net change in cash and cash equivalents	(24,359)	(149,244)
Cash and cash equivalents at beginning of period	161,458	297,687
Cash and cash equivalents at end of period	$137,099	$148,443

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 29, 2023 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2022, which was filed with the U.S. Securities and Exchange Commission on February 24, 2023.

The unaudited condensed consolidated financial statements include the accounts of Exponent and its subsidiaries, which are all wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

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

The following table discloses the percentage of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Engineering & Other Scientific	61%	64%	63%	63%
Environmental and Health	15%	14%	15%	16%
Total time and materials revenues	76%	78%	78%	79%

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

The following table discloses the percentage of the Company’s revenue generated from fixed price contracts:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Engineering & Other Scientific	23%	21%	20%	20%
Environmental and Health	1%	1%	2%	1%
Total fixed price revenues	24%	22%	22%	21%

Deferred revenues represent amounts billed to clients in advance of services provided. During the third quarter of 2023, $4,045,000 of revenues were recognized that were included in the deferred revenue balance at June 30, 2023. During the first nine months of 2023, $13,393,000 of revenues were recognized that were included in the deferred revenue balance at December 30, 2022.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $2,379,000 and $6,996,000 during the third quarter of 2023 and 2022, respectively, and $10,727,000 and $18,040,000 during the first nine months of 2023 and 2022, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and nine months ended September 29, 2023 and September 30, 2022. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 29, 2023:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$53,978	$53,978	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	33,928	33,928	-	-
Equity trading securities held in deferred compensation plan (2)	71,921	71,921	-	-
Total	$159,827	$159,827	$-	$-
Liabilities
Deferred compensation plan (3)	107,223	107,223	-	-
Total	$107,223	$107,223	$-	$-

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

Money market securities as of September 29, 2023 and December 30, 2022 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of September 29, 2023:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$83,121	$-	$-	$83,121
Cash equivalents:
Money market securities	53,978	-	-	53,978
Total cash equivalents	53,978	-	-	53,978
Total cash and cash equivalents	137,099	-	-	137,099

Cash and cash equivalents consisted of the following as of December 30, 2022:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$109,299	$-	$-	$109,299
Cash equivalents:
Money market securities	52,159	-	-	52,159
Total cash equivalents	52,159	-	-	52,159
Total cash and cash equivalents	$161,458	$-	$-	$161,458

At September 29, 2023 and December 30, 2022, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at September 29, 2023 and December 30, 2022, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at September 29, 2023 and December 30, 2022 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Shares used in basic per share computation	51,203	51,492	51,197	51,934
Effect of dilutive common stock options outstanding	183	202	195	202
Effect of dilutive restricted stock units outstanding	259	314	288	353
Shares used in diluted per share computation	51,645	52,008	51,680	52,489

Common stock options to purchase 63,333 shares were excluded from the diluted per share calculation for the three months ended September 29, 2023 due to their anti-dilutive effect. Common stock options to purchase 24,835 shares were excluded from the diluted per share calculation for the nine months ended September 29, 2023, due to their anti-dilutive effect. There were no equity awards excluded from the diluted per share calculation for the three and nine months ended September 30, 2022.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The

Company recorded stock-based compensation expense associated with accrued bonus awards of $2,583,000 and $2,606,000 during the three months ended September 29, 2023 and September 30, 2022, respectively. For the nine months ended September 29, 2023 and September 30, 2022, the Company recorded stock-based compensation expense associated with accrued bonus awards of $8,242,000 and $8,133,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,038,000 and $1,787,000 during the three months ended September 29, 2023 and September 30, 2022, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $8,124,000 and $7,315,000 during the nine months ended September 29, 2023 and September 30, 2022, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $270,000 and $212,000 during the three months ended September 29, 2023 and September 30, 2022, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $811,000 and $623,000 during the nine months ended September 29, 2023 and September 30, 2022, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of September 29, 2023 and December 30, 2022, the invested amounts under the plans totaled $105,849,000 and $100,731,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income (loss), net.

As of September 29, 2023 and December 30, 2022, vested amounts due under the plans totaled $107,223,000 and $101,354,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended September 29, 2023, the Company recognized a reduction to compensation expense of $2,769,000 as a result of changes in the market value of the trust assets with the same amount being recorded as gain in miscellaneous income (loss), net. During the three months ended September 30, 2022, the Company recognized a reduction to compensation expense of $4,925,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (loss), net. During the nine months ended September 29, 2023, the Company recognized additional compensation expense of $5,271,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the nine months ended September 30, 2022, the Company recognized a reduction in compensation expense of $20,884,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (loss), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 29, 2023	September 30, 2022
Cash paid during period:
Income taxes	$27,753	$24,349
Non-cash investing and financing activities:
Vested stock unit awards issued to settle accrued bonuses	10,497	10,200
Right-of-use asset obtained in exchange for operating lease obligations	13,803	8,090
Leasehold improvements obtained in exchange for right-of-use asset	3,219	-
Accrual for capital expenditures as of period end	618	846

Note 8: Accounts Receivable, Net

At September 29, 2023 and December 30, 2022, accounts receivable, net, was comprised of the following:

	September 29,	December 30,
(In thousands)	2023	2022
Billed accounts receivable	$135,076	$120,212
Unbilled accounts receivable	53,078	56,095
Allowance for contract losses and doubtful accounts	(6,400)	(6,193)
Total accounts receivable, net	$181,754	$170,114

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows (in thousands):

Balance at December 30, 2022	$6,193
Provision for contract losses and doubtful accounts	1,911
Write-offs	(1,704)
Balance at September 29, 2023	$6,400

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

Segment information for the three and nine months ended September 29, 2023 and September 30, 2022 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Engineering and Other Scientific	$110,857	$107,403	$344,552	$321,168
Environmental and Health	22,479	19,776	69,314	64,770
Total revenues	$133,336	$127,179	$413,866	$385,938

Operating Income

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Engineering and Other Scientific	$38,734	$39,385	$121,064	$117,907
Environmental and Health	7,475	6,378	22,550	21,059
Total segment operating income	46,209	45,763	143,614	138,966
Corporate operating expense	(12,276)	(8,950)	(50,686)	(20,159)
Total operating income	$33,933	$36,813	$92,928	$118,807

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

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Engineering and Other Scientific	$541	$870	$3,210	$3,050
Environmental and Health	25	48	139	104
Total segment capital expenditures	566	918	3,349	3,154
Corporate capital expenditures	1,248	1,172	13,893	6,387
Total capital expenditures	$1,814	$2,090	$17,242	$9,541

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Engineering and Other Scientific	$1,750	$1,108	$4,428	$3,301
Environmental and Health	53	41	155	124
Total segment depreciation and amortization	1,803	1,149	4,583	3,425
Corporate depreciation and amortization	558	574	1,952	1,799
Total depreciation and amortization	$2,361	$1,723	$6,535	$5,224

No single client comprised more than 10% of the Company’s revenues during the three and nine months ended September 29, 2023. One client comprised 16% of the Company’s revenues during the three months ended September 30, 2022. The same client comprised 15% of the Company's revenue during the nine months ended September 30, 2022.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of September 29, 2023.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of September 29, 2023, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $882,000 and $739,000 was included in other income for the three months ended September 29, 2023 and September 30, 2022, respectively. Rental income of $2,491,000 and $2,157,000 was included in other income for the nine months ended September 29, 2023 and September 30, 2022, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Operating lease cost	$2,094	$1,681	$5,659	$5,247
Variable lease cost	378	274	1,251	913
Short-term lease cost	256	194	937	425

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,715	$1,518	$5,516	$5,083

Supplemental balance sheet information related to operating leases was as follows:

	September 29, 2023	December 30, 2022
Weighted Average Remaining Lease Term	6.4 years	4.1 years
Weighted Average Discount Rate	5.1%	4.3%

Maturities of operating lease liabilities as of September 29, 2023:

Operating
(In thousands)	Leases
2023 (excluding the nine months ended September 29, 2023)	1,699
2024	6,669
2025	5,763
2026	4,945
2027	4,336
2028	1,860
Thereafter	8,099
Total lease payments	$33,371
Less imputed interest	(5,707)
Total lease liability	$27,664

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

Note 12: Subsequent Events

On October 26, 2023, the Company’s Board of Directors announced a cash dividend of $0.26 per share of the Company’s common stock, payable December 22, 2023, to stockholders of record as of December 8, 2023.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the nine months ended September 29, 2023, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2023 increased 5% to $133,336,000 as compared to $127,179,000 during the same period last year. Revenues before reimbursements for the third quarter of 2023 increased 9% to $124,959,000 as compared to $115,143,000 during the same period last year.

During the third quarter, strong demand for our reactive services drove increased domestic and international disputes-related work across multiple industries. Our proactive services were bolstered by strong year-over-year growth for regulatory consulting services in the chemicals sector, offset by continued moderation in the consumer electronics sector.

Net income increased slightly to $24,538,000 during the third quarter of 2023 as compared to $24,442,000 during the same period last year. Diluted earnings per share increased to $0.48 per share as compared to $0.47 in the same period last year.

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

Overview of the Three Months Ended September 29, 2023

During the third quarter of 2023, billable hours increased 4% to 380,000 as compared to 365,000 during the same period last year. Our utilization decreased to 70% during the third quarter of 2023 as compared to 73% during the same period last year. Technical full-time equivalent employees increased 10% to 1,050 during the third quarter of 2023 as compared to 958 during the same period last year. Our accelerated recruiting efforts over the last year combined with lower-than-expected turnover drove a 10% increase in headcount compared to a year ago, highlighting the strength of our employee value proposition. While these investments in our future are critical, we are focused on strategically aligning our resources with the growth of the business and our pursuit of future opportunities over the long-term.

Three Months Ended September 29, 2023 compared to Three Months Ended September 30, 2022

Revenues

	Three Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Engineering and Other Scientific	$110,857	$107,403	3.2%
Percentage of total revenues	83.1%	84.5%
Environmental and Health	22,479	19,776	13.7%
Percentage of total revenues	16.9%	15.5%
Total revenues	$133,336	$127,179	4.8%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the third quarter of 2023, billable hours for this segment increased by 3% to 301,000 as compared to 291,000 during the same period last year. Utilization for this segment decreased to 71% during the third quarter of 2023 as compared to 76% during the same period last year. The increase in billable hours was driven by broad-based growth, with continued strong demand for our services across the transportation, energy, and construction sectors. Technical full-time equivalent employees in this segment increased 11% to 821 during the third quarter of 2023 as compared to 742 for the same period last year due to our recruiting and retention efforts. The decrease in utilization was due to the 11% increase in technical full-time equivalent employees and historically strong utilization during the third quarter of 2022.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the third quarter of 2023, billable hours for this segment increased by 7% to 79,000 as compared to 74,000 during the same period last year. Utilization for this segment was 66% during the third quarter of 2023 and 2022. The increase in billable hours was due to evolving regulatory requirements which drove safety-related engagements evaluating the impacts of chemicals on human health and the environment. Technical full-time equivalent employees in this segment increased 6% to 229 as compared to 216 during the same period last year due to our recruiting and retention efforts.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Compensation and related expenses	$74,011	$62,779	17.9%
Percentage of total revenues	55.5%	49.4%

The increase in compensation and related expenses during the third quarter of 2023 was due to a change in the value of assets associated with our deferred compensation plan, an increase in payroll expense, an increase in fringe benefits and an increase in stock-based compensation. During the third quarter of 2023, deferred compensation expense increased by $2,156,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of a decrease in the value of plan assets of $2,769,000 during the third quarter of 2023 as compared to a decrease in the value of plan assets of $4,925,000 during the same period last year. Payroll expense increased by $6,382,000 and fringe benefits increased by $2,033,000 during the third quarter of 2023 due to the impact of our annual salary adjustments and an increase in technical full-time equivalent employees. Stock-based compensation expense increased $287,000 during the third quarter of 2023 due to an increase in unvested restricted stock unit grants.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Other operating expenses	$10,997	$8,822	24.7%
Percentage of total revenues	8.2%	6.9%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the third quarter of 2023 was primarily due to an increase in occupancy expense of $719,000 an increase in depreciation expense of $638,000, and an increase in information technology related expenses of $467,000. The increase in occupancy expenses was due to growth in technical full-time equivalent employees and the transition back to our offices from a remote work environment. The increases in depreciation and information technology related expenses were due to continued investment in our corporate infrastructure. We expect other operating expenses to grow as we make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Reimbursable expenses	$8,377	$12,036	-30.4%
Percentage of total revenues	6.3%	9.5%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The decrease in reimbursable expenses during the third quarter of 2023 as compared to the same period last year was due to a decrease in proactive projects for the consumer electronics sector.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
General and administrative expenses	$6,018	$6,729	-10.6%
Percentage of total revenues	4.5%	5.3%

The decrease in general and administrative expenses was primarily due to a decrease in outside consulting expenses of $484,000 and a decrease in travel and meals of $165,000. The decrease in outside consulting expenses was due to a lower level of activity associated with content creation for our external website. The decrease in travel and meals was due to a firm-wide managers' meeting held during the third quarter of 2022. We expect general and administrative expenses to increase as we expand our business development and staff development initiatives.

Operating Income

	Three Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Engineering and Other Scientific	$38,734	$39,385	-1.7%
Environmental and Health	7,475	6,378	17.2%
Total segment operating income	46,209	45,763	1.0%
Corporate operating expense	(12,276)	(8,950)	37.2%
Total operating income	$33,933	$36,813	-7.8%

The decrease in operating income for our Engineering and Other Scientific segment during the third quarter of 2023 as compared to the same period last year was due to an increase in technical full-time equivalent employees partially offset by an increase in revenues. The increase in operating income for our Environmental and Health segment was due to an increase in revenues partially offset by an increase in technical full-time equivalent employees.

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

The increase in corporate operating expenses during the third quarter of 2023 as compared to the same period last year was primarily due to an increase in deferred compensation expense and an increase in the costs associated with our human resources, finance, information technology and business development groups. During the third quarter of 2023, deferred compensation expense increased $2,156,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of a decrease in the value of plan assets of $2,769,000 during the third quarter of 2023 as compared to a decrease in the value of plan assets of $4,925,000 during the same period last year.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Other income (expense), net	$84	$(3,337)	102.5%
Percentage of total revenues	0.1%	-2.6%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and an increase in interest income. During the third quarter of 2023, other income, net, increased by $2,156,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of a decrease in the value of the plan assets of $2,769,000 during the third quarter of 2023 as compared to a decrease in the value of the plan assets of $4,925,000 during the same period last year. The increase in interest income of $1,220,000 was due to an increase in interest rates.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Income taxes	$9,479	$9,034	4.9%
Percentage of total revenues	7.1%	7.1%
Effective tax rate	27.9%	27.0%

The increase in income tax expense was due to an increase in pre-tax income and an increase in our effective tax rate. The increase in our effective tax rate was due primarily to a decrease in our foreign rate benefit and an increase in non-deductible expenses.

Nine Months Ended September 29, 2023 compared to Nine Months Ended September 30, 2022

Revenues

	Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Engineering and Other Scientific	$344,552	$321,168	7.3%
Percentage of total revenues	83.3%	83.2%
Environmental and Health	69,314	64,770	7.0%
Percentage of total revenues	16.7%	16.8%
Total revenues	$413,866	$385,938	7.2%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first nine months of 2023, billable hours for this segment increased by 5% to 916,000 as compared to 874,000 during the same period last year. Utilization for this segment decreased to 71% during the first nine months of 2023 as compared to 77% during the same period last year. The increase in billable hours was driven by broad-based growth with continued strong demand for our services across the transportation, energy, and construction sectors. Technical full-time equivalent employees in this segment increased 14% to 827 during the first nine months of 2023 as compared to 725 for the same period last year due to our recruiting and retention efforts. The decrease in utilization was due to the 14% increase in technical full-time equivalent employees and historically strong utilization during the first nine months of 2022.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. During the first nine months of 2023, billable hours for this segment increased by 1% to 238,000 as compared to 236,000 during the same period last year. Utilization in this segment decreased to 66% during the first nine months of 2023 as compared to 69% during the same period last year. The increase in billable hours was due to evolving regulatory requirements which drove safety-related engagements evaluating the impacts of chemicals on human health and the environment. Technical full-time equivalent employees in this segment increased by 6% to 232 during the first nine months of 2023 as compared to 219 during the same period last year due to our recruiting and retention efforts. The decrease in utilization was due to the 6% increase in technical full-time equivalent employees.

Compensation and Related Expenses

	Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Compensation and related expenses	$241,028	$189,982	26.9%
Percentage of total revenues	58.2%	49.2%

The increase in compensation and related expenses during the first nine months of 2023 was due to a change in the value of assets associated with our deferred compensation plan, an increase in payroll expense, an increase in fringe benefits, an increase in bonus expense and an increase in stock-based compensation. During the first nine months of 2023, deferred compensation expense increased $26,155,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $5,271,000 during the first nine months of 2023 as compared to a decrease in the value of plan assets of $20,884,000 during the same period last year. Payroll expense increased $17,772,000 during the first nine months of 2023 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. Fringe benefits increased by $4,104,000 during the first nine months of 2023 due to the increase in technical full-time equivalent employees and the impact of our annual salary adjustments. Bonus expense increased by $1,608,000 during the first nine months of 2023 due to a corresponding increase to our bonus pool which is equal to 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. Stock-based compensation expense increased $1,002,000 during the first nine months of 2023 due to an increase in unvested restricted stock unit grants.

Other Operating Expenses

	Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Other operating expenses	$30,863	$25,742	19.9%
Percentage of total revenues	7.5%	6.7%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first nine months of 2023 was primarily due to an increase in occupancy expense of $1,667,000, an increase in information technology related expenses of $1,352,000 and an increase in depreciation expense of $1,311,000. The increase in occupancy expenses was due to growth in technical full-time equivalent employees and the transition back to our offices from a remote work environment. The increases in information technology related expenses and depreciation expense were due to continued investment in our corporate infrastructure. We expect other operating expenses to grow as we make investments in our corporate infrastructure.

Reimbursable Expenses

	Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Reimbursable expenses	$30,549	$34,707	-12.0%
Percentage of total revenues	7.4%	9.0%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The decrease in reimbursable expenses during the first nine months of 2023 as compared to the same period last year was due to a decrease in proactive projects for the consumer electronics sector.

General and Administrative Expenses

	Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
General and administrative expenses	$18,498	$16,700	10.8%
Percentage of total revenues	4.5%	4.3%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $1,197,000, an increase in bad debt of $339,000, and an increase in marketing and business development expenses of $288,000. The increase in travel and meals was due to the easing of COVID-19 pandemic-related business and travel restrictions. The increase in bad debt was due to an increase in write-offs. The increase in marketing and business development was due to an increase in our business development activities. We expect general and administrative expenses to increase as we expand our business development and staff development initiatives.

Operating Income

	Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Engineering and Other Scientific	$121,064	$117,907	2.7%
Environmental and Health	22,550	21,059	7.1%
Total segment operating income	143,614	138,966	3.3%
Corporate operating expense	(50,686)	(20,159)	151.4%
Total operating income	$92,928	$118,807	-21.8%

The increase in operating income for our Engineering and Other Scientific segment during the first nine months of 2023 as compared to the same period last year was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth was driven by strong demand for our services across the transportation, energy, and construction sectors. The increase in operating income for our Environmental and Health segment was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth was driven by evolving regulatory requirements which drove safety-related engagements evaluating the impacts of chemicals on human health and the environment.

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

The increase in corporate operating expenses during the first nine months of 2023 as compared to the same period last year was primarily due to an increase in deferred compensation expense and an increase in the costs associated with our human resources, finance, information technology and business development groups. During the first nine months of 2023, deferred compensation expense increased $26,155,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $5,271,000 during the first nine months of 2023 as compared to a decrease in the value of plan assets of $20,884,000 during the same period last year.

Other Income, Net

	Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Other income (expense), net	$12,880	$(17,092)	175.4%
Percentage of total revenues	3.1%	-4.4%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and an increase in interest income. During the first nine months of 2023, other income, net, increased $26,155,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $5,271,000 during the first nine months of 2023 as compared to a decrease in the value of the plan assets of $20,884,000 during the same period last year. During the first nine months of 2023, interest income increased by $4,387,000 as compared to the same period last year due to an increase in interest rates.

Income Taxes

	Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	Percent Change
Income taxes	$26,398	$21,909	20.5%
Percentage of total revenues	6.4%	5.7%
Effective tax rate	24.9%	21.5%

The excess tax benefit associated with stock-based awards was $3,639,000 during the first nine months of 2023 as compared to $6,040,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 28.4% during the first nine months of 2023 as compared to 27.5% during the same period last year. The increase in our effective tax rate, excluding the impact of the excess tax benefit, was due primarily to a decrease in our foreign rate benefit and an increase in non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

	Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022
Net cash provided by operating activities	$56,043	$53,237
Net cash (used in) / provided by investing activities	(14,422)	(9,108)
Net cash used in financing activities	(65,972)	(190,556)

We financed our business during the first nine months of 2023 through available cash. As of September 29, 2023, our cash and cash equivalents were $137,099,000 as compared to $161,458,000 at December 30, 2022.

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

The increase in net cash used in investing activities during the first nine months of 2023, as compared to the same period last year, was due to an increase in capital expenditures primarily due to leasehold improvements associated with our new operating lease for office and lab space in Philadelphia.

The decrease in net cash used in financing activities during the first nine months of 2023, as compared to the same period last year, was due to a decrease in repurchases of our common stock and a reduction in payroll taxes for restricted stock units partially offset by an increase in dividends.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase shares of common stock under our stock repurchase programs, pay dividends, or strategically acquire professional service firms that are complementary to our business.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $93,070,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at September 29, 2023. Vested amounts due under the plan of $14,153,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at September 29, 2023. Our assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of September 29, 2023, invested amounts under the plan of $90,727,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of September 29, 2023, invested amounts under the plan of $15,122,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended September 29, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Revenues before reimbursements	$124,959	$115,143	$383,317	$351,231
EBITDA	$34,520	$34,561	$107,122	$106,105
EBITDA as a % of revenues before reimbursements	27.6%	30.0%	27.9%	30.2%

The decrease in EBITDA as a percentage of revenues before reimbursements during the third quarter of 2023 as compared to the same period last year was primarily due to the decrease in utilization and an increase in other operating expenses. Our utilization decreased to 70% during the third quarter of 2023 as compared to 73% during the same period last year. The decrease in utilization was due to a 10% increase in technical full-time equivalent employees and historically strong utilization during the third quarter of 2022. Other operating expenses increased during the third quarter of 2023 due to an increase in technical full-time equivalent employees and investments in our corporate infrastructure.

The decrease in EBITDA as a percentage of revenues before reimbursements during the first nine months of 2023 as compared to the same period last year was primarily due to the decrease in utilization and an increase in other operating and general and administrative expenses. Our utilization decreased to 70% during the first nine months of 2023 as compared to 75% during the same period last year. The decrease in utilization was due to a 12% increase in technical full-time equivalent employees and historically strong utilization during the first nine months of 2022. Other operating and general and administrative expenses increased during the first nine months of 2023 due to an increase in travel and meals associated with the easing of COVID-19 pandemic-related business and travel restrictions, an increase in technical full-time equivalent employees, investments in our corporate infrastructure, and an increase in marketing and business development activities.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended September 29, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net income	$24,538	$24,442	$79,410	$79,806
Add back (subtract):
Income taxes	9,479	9,034	26,398	21,909
Interest income, net	(1,858)	(638)	(5,221)	(834)
Depreciation and amortization	2,361	1,723	6,535	5,224
EBITDA	34,520	34,561	107,122	106,105
Stock-based compensation	4,891	4,605	17,177	16,072
EBITDAS	$39,411	$39,166	$124,299	$122,177

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

We have foreign currency risk related to our revenues and expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, the Singapore Dollar, the Chinese Yuan, and the Hong Kong Dollar. Accordingly, changes in exchange rates may negatively affect the revenues and net income of our foreign subsidiaries as expressed in U.S. dollars.

At September 29, 2023, we had net assets of approximately $14.3 million with a functional currency of the British Pound, net assets of approximately $2.8 million with a functional currency of the Hong Kong Dollar, net assets of approximately $2.3 million with a functional currency of the Chinese Yuan, and net assets of approximately $2.2 million with a functional currency of the Singapore Dollar associated with our operations in the United Kingdom, Hong Kong, China, and Singapore, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At September 29, 2023, we had net assets denominated in the non-functional currency of approximately $8.4 million.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of September 29, 2023, the Company’s disclosure controls and procedures were effective.

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

(b)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended September 29, 2023 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 1 to July 28	22	$87.83	22	$60,628
July 29 to August 25	-	-	-	$60,628
August 26 to September 29	167	89.65	167	$45,628
Total	189	$89.43	189	$45,628

(1)
On February 22, 2022, the Company’s Board of Directors announced an additional $150,000,000 for repurchase of the Company’s common stock. This repurchase program does not have an expiration date.

Repurchases of the Company’s common stock were affected pursuant to a repurchase program authorized by the Company’s Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 29, 2023.

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

Date: November 3, 2023
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer