Form 10-K
period 2023-12-29
EXPONENT INC
filed 2024-02-23
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2023.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	EXPO	Nasdaq Global Select Market

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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sales price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was approximately $3.4 billion. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2023 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of February 16, 2024 was 50,563,193.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders to be held on June 7, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name: KPMG, LLP	Auditor Location: San Francisco, California	Audit Firm ID: 185

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED December 29, 2023

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

CLIENTS

General

Exponent serves clients in chemical, construction, consumer products, energy, food, beverage and nutrition, government, life sciences, insurance, manufacturing, technology, industrial equipment, transportation and other sectors of the economy. Many of our engagements are initiated directly by large corporations or by lawyers or insurance companies whose clients anticipate, or are engaged in, litigation related to their products, equipment, processes or services. The scope of our services in failure prevention and technology evaluation has grown as the technological complexity of products has increased over the years. During 2023, we provided services representing approximately 22%, 18%, 17% and 11% of revenues to clients in the consumer products industry, energy and utilities industries, transportation industry and chemical industry, respectively.

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a time and material basis, charging in the latter case hourly rates for each staff member involved in a project, based on their skills and experience. Our standard rates for professionals range from $200 to $985 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

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

Construction Consulting

Our Construction Consulting Practice provides expertise in the areas of project advisory, risk analysis, strategic planning, dispute resolution, delay analysis and assessment of financial damages. We have continued to expand the practice by leveraging key client relationships in several industry sectors including utilities, data centers, infrastructure, and oil and gas.

Over the past year, our team of advisors and experts have been retained on numerous complex projects around the world. Our advisors and experts have successfully collaborated with our clients on numerous assignments, from assisting in establishing best-in-class construction and risk management processes and structures, managing a variety of programs and projects, to providing forensic analysis and expert advice in analyzing and resolving project performance, cost and schedule impact claims in both domestic and international arbitration, and private and public litigation matters. Our multi-disciplinary staff, which includes engineers, project and program managers, schedulers, quantity surveyors, and cost specialists, provide these services to both the public and private sectors for clients who represent a diverse mix of corporations, law firms, and agencies. Our projects support many sectors of the construction and engineering industry which include electric and gas utilities, refineries, petrochemical facilities, data centers, building construction, transportation systems, infrastructure, power plants, hospitals, airports, and sporting arenas.

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

We provide user experience research, including focus groups, usability testing, and complex user studies with custom-tailored designs, across a wide range of industries, including consumer electronics, medical devices, and vehicle technologies. Our state-of-the-art Phoenix User Research Center, with 5,000 square feet of research space, has six lab suites, including a dedicated focus group room, an ophthalmological lab, a motion capture lab, and wearable eye tracking technology, plus connectivity to our vehicle test track. The scope of human factors engagements ranges from consulting on our clients’ research to providing turnkey research solutions.

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

Materials & Corrosion Engineering

Our in-depth knowledge of materials science, corrosion, and metallurgical engineering combined with the breadth of our collective experience across many industries and disciplines gives our Materials and Corrosion Engineering Practice a unique ability to efficiently provide our clients with solutions to their complex materials-based problems. We use our knowledge and experience to understand how and why materials, products, and processes may not perform their intended function. Further, we use this knowledge to help our clients minimize the risk for future failures of new products as well as aging infrastructure.

Over the past year, our Materials and Corrosion Engineering Practice helped clients solve critical materials-related issues in the consumer electronics, medical devices, battery systems, chemical processing, transportation, energy, utilities, and aerospace fields, among others. Our support of dispute resolution in the intellectual property, premises and product liability fields continued to grow supported by our strong position in direct industrial consulting.

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

During the past year, significant program activities addressed aspects of battery systems, consumer electronics, wearable devices, implantable medical devices, drug delivery systems, medical diagnostics, building materials, water handling systems, oil and gas applications, the plastics supply chain, fire retardancy and flammability, technology scouting, materials science aspects of health risk, service life prediction, sustainability, and intellectual property related to consumer, recreational, medical, pharmaceutical, food packaging and other products.

Thermal Sciences

Our Thermal Sciences Practice provides rapid response expert analysis to investigate failures involving thermo-fluid systems, fires, and explosions in industrial, residential, commercial, and transportation sectors. We have investigated and analyzed thousands of thermal incidents ranging from high loss accidents in the oil and gas sector and major wildland fires, to small insurance claims. Information gained from these analyses has allowed us to also assist clients in proactively making their assets and products safer.

Our staff, consisting of mechanical, chemical, fire protection, aeronautical & astronautical and nuclear engineers, have assisted clients in assessing risk to, and from, their facilities, consumer product recalls, regulatory compliance and frequently provide expert testimony in domestic litigation and international arbitration. Our engineers use advanced computational fluid dynamics, fire, and explosion modeling tools to supplement our analytical, experimental, and field-based activities. Preventive services include process safety hazard analysis for the chemical, oil & gas, and semiconductor industries, fire protection engineering, product development support, risk-based asset management, and dust explosion consulting.

In recent years, the Thermal Sciences Practice has developed tools to evaluate fire and explosion risks of lithium-ion batteries in applications including consumer products, vehicles, and grid-scale energy storage. We continue to be very active in wildland fire investigation and continue to assist our clients in making informed risk-based decisions related to their assets and wildfires. We have also developed analytical tools to assist utility clients assess the risk of ignition from their infrastructure.

During the past year, we have continued to grow in our work in oil and gas exploration and production, liquefied natural gas and downstream oil & gas. Our work in fire detection and protection related issues has remained robust, and our work in consumer product recall and international arbitration has also grown.

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

ENVIRONMENTAL AND HEALTH SCIENCES

Chemical Regulation & Food Safety

Our Chemical Regulation and Food Safety Practice includes both technical and regulatory specialists who are experts in dealing with foods, food ingredients, cosmetics, dietary supplements, pesticides and biocides (including conventional chemicals, microbials, antimicrobials/biocides, biopesticides, emerging technologies and products of biotechnology), industrial chemicals, pesticide/biocide devices, consumer products, medical devices and pharmaceuticals. We provide practical, scientific and regulatory support to meet global business objectives at every stage of the product life cycle, from research and development to retail and beyond.

During the past year, our Chemical Regulation and Food Safety staff have conducted a wide array of work. The European and U.S. sides of the practice were jointly involved with ongoing support of several new pesticide active ingredients and end-use products. The European side of our business was involved with many projects related to plant protection and biocidal product regulatory submissions, from new active substances and those under review to product-specific dossiers for European member states. This has included new technologies in plant protection that meet the regulatory pressures to achieve greater sustainability. We have provided support for reviews of a large number of biocidal products through European and South Korean regulatory reviews. In addition, we provided many specialist assessments relating to human and environmental exposure, risk and product efficacy as well as national and international Maximum Residue Limit/import tolerance submissions covering countries such as South Korea, Taiwan and Hong Kong. The U.S. side of our business was also involved in many projects related to agrochemical, antimicrobial, emerging technologies and biochemical product regulatory submissions in the U.S., Canada and Mexico. These included new active ingredients, end-use products, emerging technologies and import tolerances (EPA and FDA). Our state registration business remained solid in the U.S. In Europe and the U.S., we continued to provide clients with regulatory compliance support for food contact materials, food additives, novel foods, nutrition-related analyses, as well as undertaking safety assessments for food, cosmetic and consumer products. Our European and U.S. teams have been working together to help clients navigate and comply with the new FDA MoCRA Cosmetics regulations that took effect in 2023.

We also provided proactive and reactive product safety and litigation support. For industrial chemicals, we continued to provide full regulatory support for our clients who prepared and submitted registrations and risk assessments. Our European and U.S. offices were active in supporting our clients with their E.U. and U.K. Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH) and U.S. Toxic Substances Control Act regulatory requirements.

Ecological & Biological Sciences

Our ecological and biological scientists provide strategic support on issues related to the environment and natural resources damages associated with chemicals and forest fires, international environmental disputes, ecosystem service assessments for businesses, adverse weather events/climate change, ecological risk assessment, ecotoxicology, novel remediation methods, restoration of wetlands and other natural resources, large development projects, resource utilization (such as mineral mining, oil and gas, wood pulp, transportation, etc.), agriculture land-use impacts, genomic assessments, product stewardship, and the use of chemicals and other products in commerce. Focusing on both legacy and emerging contaminants, the practice specializes in assessing the integrated effects of chemical, biological, and physical stressors on aquatic and terrestrial ecosystems. Many of these assessments utilize a causal analysis approach to determine causation systematically and transparently in complex and interrelated situations. The practice is comprised of nationally and internationally recognized experts that cover disciplines related to the fate and effects of chemical constituents and other stressors, including the ecological implications and risks associated with these projects.

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

Health Sciences

Our health scientists, including epidemiologists, toxicologists, industrial hygienists, exposure scientists, biostatisticians, risk assessment scientists, and physicians, apply scientific and medical principles to examine and address complex human-health-related risk, benefit, and value issues in a variety of settings. Our consultants are recognized nationally and internationally for their outstanding expertise and credentials, and their decades of experience in government, academia, and industry sectors.

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

In the past few years, we have expanded our expertise to include pharmacoepidemiology; the development and application of real-world evidence (RWE) for regulated medical products (pharmaceuticals and biologics, vaccines, devices, and combination products); and digital therapeutics, across the product life cycle from pre-approval planning to market access to post-approval safety evaluation and regulatory consulting on emergent safety issues. Our Health Sciences team, working closely with Biomechanics, Biomedical Engineering & Sciences, Data Sciences, Human Factors, Polymer Science & Materials Chemistry, and other practices, has considerable expertise in healthcare data science; strategy, design, and application of health economics and outcomes research such as burden-of-illness assessment; selection, quality assessment, and analysis of electronic health records (EHR) and healthcare claims and the explication of methodological issues such as randomization, bias, data linkages, drug interactions, and identification of high-risk populations.

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

To enable a culture where diversity, equity, and inclusion are embedded we have articulated four pillars of actions: communication, development, outreach, and recruiting.

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

As of December 29, 2023, we employed 1,320 full-time, part-time and intermittent employees, including 1,047 engineering and scientific staff, 73 technical support staff and 200 administrative and support staff. Our staff includes 955 employees with advanced degrees, of which 746 employees have achieved doctorate degrees. As of December 29, 2023 approximately 89% of our employees were located in the United States and 11% were located in other global regions.

Technical full-time equivalent employees is a key metric that we use to analyze our revenues. During 2023 technical full-time equivalent employees increased 10% to 1,048 as compared to 955 during the prior year. We attribute our ability to grow technical full-time equivalent employees to a number of factors, including exciting and challenging assignments, strong leadership and management, the opportunity to learn new skills and advance careers, along with competitive and equitable total rewards. To ensure a compelling total rewards philosophy and practice, we have practices in place to deliver fair and equitable compensation for employees based on their contribution and performance. We also offer a comprehensive set of benefits for employees and their families.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Exponent and their ages as of February 23, 2024 are as follows:

Name	Age	Position
Catherine Ford Corrigan, Ph.D.	55	President and Chief Executive Officer
Eric Guyer, Ph.D.	47	Group Vice President
Brad A. James, Ph.D.	58	Group Vice President
John D. Pye, Ph.D.	53	Group Vice President
Joseph Rakow, Ph.D.	47	Group Vice President
Richard Reiss, Sc.D.	57	Group Vice President
Maureen T.F. Reitman, Sc.D.	55	Group Vice President
Richard L. Schlenker, Jr.	58	Executive Vice President, Chief Financial Officer and Corporate Secretary
Sally B. Shepard	63	Chief Human Resources Officer

Executive officers of Exponent are appointed by the Board of Directors of the Company (the “Board of Directors”) and serve at the discretion of the Board of Directors until the appointment of their successors. There is no family relationship between any of the directors and officers of the Company.

Catherine Ford Corrigan, Ph.D., joined the Company in 1996. She was promoted to Principal in the Biomechanics practice in 2002 and was appointed Group Vice President in May 2012. Dr. Corrigan was named President in July 2016. She was named Chief Executive Officer and elected to the Board of Directors in May 2018. Dr. Corrigan earned her Ph.D. (1996) in Medical Engineering and Medical Physics and M.S. (1992) in Mechanical Engineering from the Massachusetts Institute of Technology and her B.S. in Bioengineering from the University of Pennsylvania. Prior to joining Exponent, Dr. Corrigan was a researcher in the Orthopedic Biomechanics Laboratory at Beth Israel Hospital and Harvard Medical School. On February 9, 2021, Dr. Corrigan was elected to the National Academy of Engineering.

Eric Guyer, Ph.D., joined the Company in 2005. He was promoted to Principal Engineer in 2011 and was appointed Corporate Vice President in 2019. Dr. Guyer was appointed Group Vice President on April 1, 2023. Dr. Guyer received his Ph.D. (2005) in Materials Science and Engineering and M.S. (2003) in Materials Science and Engineering from Stanford University, and B.S. (2000) in Chemical Engineering from Iowa State University. Prior to joining Exponent, Dr. Guyer was employed as a Senior Materials Engineer at Lockheed Martin’s Advanced Technology Center.

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

Joseph Rakow, Ph.D., joined the Company in 2005. He was promoted to Principal Engineer in 2012 and was appointed Corporate Vice President in 2021. Dr. Rakow was appointed Group Vice President on April 1, 2023. Dr. Rakow received his Ph.D. (2005) in Aerospace Engineering and M.S. (2000) in Aerospace Engineering from the University of Michigan, and B.S. (1999) in Physics from the University of California, Davis. He is a licensed professional engineer in the state of California and a Fellow of the American Society of Mechanical Engineers. Prior to joining Exponent, Dr. Rakow held teaching and research positions at the University of Michigan and Sandia National Laboratories. As a volunteer, Dr. Rakow serves on multiple academic advisory boards at the university level, and is a Structures Specialist with FEMA Urban Search & Rescue.

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

Maureen T.F. Reitman, Sc.D., joined the Company in 2002. She was promoted to Principal Engineer in 2006 and was appointed Corporate Vice President in 2014. Dr. Reitman was appointed Group Vice President on January 4, 2020. Dr. Reitman received her Sc.D. (1993) in Materials Science and Engineering from the Massachusetts Institute of Technology and her B.S. (1990) in Materials Science and Engineering from the Massachusetts Institute of Technology. She is a registered Professional Mechanical Engineer in the state of Maryland and a fellow of the Society of Plastics Engineers. Prior to joining Exponent, Dr. Reitman worked for the 3M Company in both research and management roles. Her activities at 3M included technology identification, materials selection and qualification, product development, customer support, program management, acquisition integration, intellectual property analysis, and patent litigation support. On February 6, 2024, Dr. Reitman was elected to the National Academy of Engineering.

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

If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. Recent global economic volatility and increased cost of capital could impact the ability of our customers to pay for our services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with substantial accounts receivable could have a material adverse effect on our financial condition and results of operations.

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

We work for various United States and foreign governmental entities and agencies. Government contracts entail, among other things, the obligation to comply with numerous regulations and requirements that may not otherwise apply to us. Government entities reserve the right to audit our contracts and conduct inquiries and investigations of our business practices with respect to government contracts. Findings from an audit may result in fees being refunded to the government or prospective adjustment to previously agreed upon rates that will affect future margins. If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of the government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of the adequacy of such controls. Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than other commercial contracts. Negative publicity related to our government contracts, regardless of whether it is accurate, may further damage our business by affecting our ability to compete for new contracts.

Clients may terminate, cancel, modify or curtail our contracts at any time prior to their completion.

Under many of our contracts, including our government contracts, the client generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Our engagements can therefore terminate suddenly and without advance notice to us. Any decision by the client not to exercise contract options or to terminate, cancel, modify or curtail our programs or contracts would adversely affect our revenues, revenue growth and profitability.

Risks Related to Our Operations

Failure to attract and retain key employees may adversely affect our business.

Our business involves the delivery of professional services and is labor-intensive. Our success depends in large part upon our ability to attract, retain and motivate highly qualified technical and managerial personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. We cannot provide any assurance that we can continue to attract sufficient numbers of highly qualified technical and managerial personnel and retain existing employees. We have experienced and expect to continue to experience employee turnover. The loss of key managerial employees, business generators or any significant number of employees could have a material adverse impact on our business, including our ability to secure and complete engagements. We rely heavily on our executive officers, group vice presidents, and practice/office directors to manage our operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers, group vice presidents and practice/office directors must have a thorough understanding of our services and operations, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. We are unable to predict with certainty the impact that leadership transitions and the loss of certain employees in leadership roles may have on our business operations, prospects, financial results, client relationships, or employee retention or morale.

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

We have experienced, and expect to continue to be subjected to, security breaches and threats, none of which have been material to us to date. Despite the implementation of security and business continuity measures, our information technology infrastructure and networks are vulnerable to electronic breaches of security. Furthermore, we are subject to risks to information security posed by external or insider threats, including unauthorized access, manipulation, misuse, or improper disclosure of proprietary, sensitive, or confidential information by employees, contractors, or other insiders. Any such breaches could lead to disruptions of our operations and potential unauthorized disclosure of confidential and/or personal information, which could result in legal claims or proceedings, have impacts to our operations, and/or cause harm to our reputation. Our systems and data are protected by a comprehensive Information Security program detailed in our Information Security Management System. Dedicated security, privacy, information governance, and compliance professionals maintain the program with oversight provided by the Board of Directors in conjunction with senior leadership. See Item 1C. for more information about our Cybersecurity Risk Management and Strategy. While we have taken reasonable steps to prevent and mitigate the damage of a security breach by continuously improving our design and coordination of security controls across our business, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks.

Laws regarding data protection continue to rapidly evolve, and failure to protect client and employee data may have an adverse effect on our business.

We manage, utilize, and store sensitive or confidential client and employee data, including personal data and protected health information. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information, including the Health Insurance Portability and Accountability Act, and international laws such as the European Union General Data Protection Regulation and the People’s Republic of China’s Data Security Law. In addition, many states, U.S. federal governmental authorities and non-U.S. jurisdictions have adopted, proposed, or are considering adopting or proposing, additional data security and/or data privacy statutes or regulations. For instance, we may be subject to Federal Trade Commission (FTC) enforcement actions if the FTC has reason to believe we have engaged in unfair or deceptive privacy or data security practices in violation of the FTC Act. In addition, an increasing number of U.S. states have enacted U.S. state privacy laws that set forth comprehensive privacy and security obligations regarding the collection and processing of personal data, including such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and other state laws that set forth comprehensive privacy and security obligations regarding the collection and processing of personal data. These laws and regulations are increasing in complexity and number. As a result of these legal and regulatory requirements we incur and expect to continue to incur significant ongoing costs as part of our efforts to comply with applicable law. Failure to comply with these laws and regulations may lead to significant monetary damages, regulatory enforcement actions, fines, penalties or other regulatory liabilities, such as orders or consent decrees forcing us to modify business practices, and reputational damage or third-party lawsuits for any noncompliance with such laws. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could also be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future.

Our international operations create special risks that could adversely affect our business.

In addition to our offices in the United States, we have a presence in the United Kingdom, Switzerland, Hong Kong, China, Singapore, Ireland, Germany, and Canada, and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; tariffs/trade disputes and other trade barriers; geopolitical risks that could result in an adverse impact to our clients and Exponent, such as cyberattacks, trade sanctions, and increased regulatory scrutiny on operations; armed conflicts and wars, including the Russia-Ukraine war and the conflicts in the Middle East; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010; managing the risks associated with global privacy and data security laws and regulations including the General Data Protection Regulation in Europe and China’s data protection and national security laws; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; potentially adverse tax consequences; and other impending legislation that could add additional risks to the business.

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

The markets for our services are highly competitive. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets. Competitive pressure could reduce the market acceptance of our services and result in limitations in our ability to implement billing rate increases or maintain billing rates that could have a material adverse effect on our business, financial condition or results of operations.

We hold substantial investments that could present liquidity risks.

Our cash equivalent portfolio as of December 29, 2023 consisted primarily of obligations of the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of December 29, 2023, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Impairment of goodwill may require us to record a significant charge to earnings.

On our balance sheet as of December 29, 2023, we have $8,607,000 of goodwill subject to periodic evaluation for impairment. Failure to achieve sufficient levels of cash flow at reporting units, the loss of key employees, changes to the scope of operations of our business or a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is required to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

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

We are subject to risks arising from adverse changes in economic and political conditions, both domestically and globally, including unfavorable changes in economic conditions, such as inflation, rising interest rates or a recession, and other events beyond our control, such as geopolitical developments, economic sanctions, natural disasters, pandemics, epidemics, political instability, armed conflicts and wars, including the Russia-Ukraine war and the conflict in the Middle East. Worsening economic conditions have had and may continue to have an adverse impact on the businesses and financial health of many of our clients. As a result, current or potential clients may consolidate or go out of business and thus demand for our services may be reduced significantly. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies, as well as tariffs, export controls, restrictions on outbound investment or other trade barriers, sanctions, currency controls, or changes to tax or other laws or policies, have been and may continue to be disruptive to our business. These can interfere with our global operating model, client relationships, and competitive position. Further escalation of any specific trade tensions between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth or to our business in or with China or other countries.

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

Changes in interpretation and application of tax laws could harm our business, revenue, cash flows and financial results.

Tax reform remains a legislative priority for the U.S. government and certain legislations have already been enacted. While there is current uncertainty regarding what changes will eventually be enacted, such new laws may affect our operating results and financial conditions. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on “adjusted financial statement income,” and a one percent excise tax on net repurchases of stock after December 31, 2022. Changes, if any, to the U.S. or non-U.S. taxation of our operations may increase our worldwide effective tax rate, result in additional taxes, or other costs or have other material consequences, which could harm our business, revenue, cash flows and financial results.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of cybersecurity and data privacy in safeguarding our operations, sensitive data, and maintaining the trust of our stakeholders. Cybersecurity incidents and threats as potential risks that may impact our operations and information systems. We have developed and implemented cybersecurity and data privacy programs in accordance with the requirements of ISO standards 27001:2013 and 27701:2019, which are intended to appropriately preserve the confidentiality, integrity, and availability of information maintained by our company. These programs identify, select, maintain, operate, and improve cybersecurity and privacy controls.

We have implemented processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are designed to preserve the confidentiality, integrity, and availability of our information systems and the information residing therein. Our cybersecurity incident response plan is based on the NIST 800-61r2 “Computer Security Incident Handling Guide.” This plan is used to process security events identified through our real-time, 24x7 monitoring, and conducts security incident tabletop exercises. The incident response plan includes detailed steps for incident leadership, escalation to established partners, response protocols based on the type of incident, responsibilities for follow-up and reporting, and steps to capture lessons learned and improvement opportunities. Our vulnerability management processes include real-time monitoring for vulnerabilities and standardized reporting for managing remediation efforts. Our cybersecurity risk management processes are integrated into our overall risk management system to ensure alignment with our business objectives and strategies. We engage assessors, consultants, auditors and other third parties to execute certification audits, penetration tests, and security framework risk assessments. These external entities provide specialized expertise and insights to enhance the effectiveness of our cybersecurity risk management processes.

We have established processes to oversee and identify cybersecurity risks associated with our use of third-party service providers. We conduct due diligence assessments and evaluate contractual obligations to mitigate potential risks arising from third-party relationships.

Cybersecurity threats, including previous incidents, have the potential to materially affect our company, including our business strategy, results of operations, and financial condition. While we have not experienced material adverse effects from cybersecurity threats to date, we recognize the evolving nature of these risks and remain vigilant in our efforts to mitigate potential impacts.

Governance

Our Board of Directors provides oversight of risks from cybersecurity threats. The Security and Privacy Management Committee (the “SPMC”) consists of our Chief Financial Officer, General Counsel, Vice President of Information Technology, Chief Human Resources Officer, Director of Information Security and Director of Environmental Health and Safety. The SPMC is tasked with ensuring risks are adequately addressed within our governance framework.

We maintain a dedicated team of cybersecurity professionals. The Director of Information Security, the Information Security team, the SPMC, the Vice President of Information Technology, and the Information Technology leadership team are principally responsible for assessing and managing cybersecurity risks for our company. These individuals possess relevant expertise in cybersecurity risk management and are equipped to address the evolving nature of cyber threats. Our Director of Information Security has over 20 years of cybersecurity experience, holds several professional certifications and is an adjunct faculty member teaching courses on information security management and governance. Our cybersecurity professionals have a proven track record of executing strategic security objectives across various sectors, including utility, government, healthcare, and consulting. They bring with them experience in designing, implementing, and managing information security programs focused on quality, performance, and compliance.

Our information security team and our third-party security service providers actively monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents, ensuring timely response and resolution. Processes are in place to inform relevant management positions and committees about emerging threats and incident response activities. The Director of Information Security provides regular updates on cybersecurity risks and incidents to the Board of Directors, the SPMC, and IT leadership.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, under the symbol “EXPO.” As of February 16, 2024, there were 166 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended December 29, 2023 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
September 30 to October 27	44	$73.51	44	$42,411
October 28 to November 24	54	73.73	54	$38,390
November 25 to December 29	-	-	-	$38,390
Total	98	73.63	98	$38,390

Repurchases of the Company’s common stock were affected pursuant to a repurchase program authorized by the Company’s Board of Directors. On February 22, 2022 the Company’s Board of Directors announced approval of $150,000,000 for the repurchase of the Company’s common stock. On February 1, 2024 the Company's Board of Directors authorized an additional $61,600,000 for the repurchase of the Company's common stock. These repurchase programs have no expiration dates.

COMPANY STOCK PRICE PERFORMANCE GRAPH

This graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2019 through 2023 with those of the Standard & Poor’s (“S&P”) 500 Index, the S&P MidCap 400 Index, and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P MidCap 400 Index. In prior years the company used the S&P SmallCap 600 Index. During 2023, the company was added to the S&P MidCap 400 Index. As such the company selected this index for 2023. The graph assumes that $100 was invested on the last day of 2018. Note that the historic price performance is not necessarily indicative of future price performance.

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2022 and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2022.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in accounting for revenue recognition and estimating the allowance for contract losses and doubtful accounts impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the assumptions, judgments and estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

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

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	Percentage of Revenues for		Period to
	Fiscal Years		Period Change
	2023	2022	2023 v 2022
Revenues	100.0%	100.0%	4.6%

Operating expenses:
Compensation and related expenses	59.6	51.5	21.1
Other operating expenses	7.7	6.8	18.4
Reimbursable expenses	7.4	9.6	(20.0)
General and administrative expenses	4.6	4.6	3.3
	79.3	72.6	14.2
Operating income	20.7	27.4	(21.0)

Other income, net	4.6	(1.7)	385.5

Income before income taxes	25.3	25.8	2.8

Provision for income taxes	6.6	5.8	18.9

Net income	18.7%	19.9%	(1.9)%

EXECUTIVE SUMMARY

Revenues for 2023 increased 5% and revenues before reimbursements increased 7% as compared to the prior year. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Our multidisciplinary team of scientists and engineers continues to provide critical data, analyses and insights for our clients as society raises expectations for safety, health and the environment. Growth during 2023 was driven by our reactive business, which experienced strong demand for failure investigations and dispute-related work. Demand for our services across the transportation and energy sectors was strong during 2023. Proactive revenues for the consumer electronics sector declined during 2023 due to ongoing industry headwinds and product lifecycle timing. The remainder of our proactive portfolio grew during 2023 primarily driven by safety-related work evaluating the impacts of chemicals on human health and the environment.

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

Net income was $100,339,000 during 2023 as compared to $102,330,000 during 2022. Diluted earnings per share decreased to $1.94 for 2023 as compared to $1.96 for 2022. Net income and diluted earnings per share for 2023 and 2022 benefited from the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards decreased to $3,620,000 during 2023 as compared to $5,829,000 during 2022. The decrease in the excess tax benefit was due to a smaller increase in value of our common stock between the grant date and the release date for the restricted stock units released during 2023 as compared to 2022.

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

OVERVIEW OF THE YEAR ENDED December 29, 2023

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2023 included 52 weeks of activity and ended on December 29, 2023. Fiscal period 2022 included 52 weeks of activity and ended on December 30, 2022. Fiscal period 2021 included 52 weeks of activity and ended on December 31, 2021. Fiscal period 2024 is 53 weeks and will end on January 3, 2025.

During 2023, billable hours increased 2% to 1,495,000 as compared to 1,465,000 during 2022. Our utilization decreased to 69% for 2023 as compared to 74% for 2022. The decrease in utilization during 2023 was due to an increase in technical full-time equivalent employees. Technical full-time equivalent employees increased 10% to 1,047 for 2023 as compared to 955 for 2022. We continue to selectively hire key talent to expand our capabilities.

FISCAL YEARS ENDED December 29, 2023 AND December 30, 2022

Revenues

(In thousands except percentages)	Fiscal Years		Percent
	2023	2022	Change
Engineering and Other Scientific	$446,888	$427,796	4.5%
Percentage of total revenues	83.3%	83.3%
Environmental and Health	89,878	85,497	5.1%
Percentage of total revenues	16.7%	16.7%
Total revenues	$536,766	$513,293	4.6%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. Growth in this segment during 2023 was primary driven by demand for our services across the transportation and energy sectors. During 2023, billable hours for this segment increased by 3% to 1,188,000 as compared to 1,153,000 during 2022. Utilization for this segment decreased to 70% for 2023 as compared to 75% for 2022 due to an increase in technical full-time equivalent employees. Technical full-time equivalent employees in this segment increased 11% to 818 during 2023 as compared to 736 for 2022.

The increase in revenues from our Environmental and Health segment was due to an increase in billing rates offset by a decrease in billable hours. Growth in this segment during 2023 was primarily driven by safety-related work evaluating the impacts of chemicals on human health and the environment. During 2023, billable hours for this segment decreased by 2% to 307,000 as compared to 312,000 during 2022. Utilization for this segment decreased to 64% for 2023 as compared to 69% for 2022. Technical full-time equivalents increased 5% to 229 during 2023 as compared to 219 for 2022. The decrease in utilization was due to the 5% increase in technical full-time equivalent employees.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2023	2022	Change
Compensation and related expenses	$319,886	$264,235	21.1%
Percentage of total revenues	59.6%	51.5%

The increase in compensation and related expenses during 2023 was due to a change in the value of assets associated with our deferred compensation plan and an increase in wages and fringe benefits. During 2023, deferred compensation expense increased $28,502,000 with a corresponding increase to other income, net, as compared to the prior year due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $14,315,000 during 2023 as compared to a decrease in the value of the plan assets of $14,187,000 during 2022. Wages increased $21,084,000 and fringe benefits increased $4,888,000 during 2023 due to the impact of our annual salary increase and increase in number of employees.

Other Operating Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2023	2022	Change
Other operating expenses	$41,541	$35,083	18.4%
Percentage of total revenues	7.7%	6.8%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in occupancy expense of $2,037,000, an increase in depreciation expense of $1,837,000 and an increase in information technology related expenses of $1,715,000. The increase in occupancy expenses was due to growth in technical full-time equivalent employees and the transition back to our offices from a remote work environment. The increases in depreciation and information technology related expenses were due to continued investment in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and continue to make investments in our corporate infrastructure.

Reimbursable Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2023	2022	Change
Reimbursable expenses	$39,577	$49,473	(20.0)%
Percentage of total revenues	7.4%	9.6%

The amount of reimbursable expenses will vary from year to year depending on the nature of our projects. The decrease in reimbursable expenses as compared to 2022 was due to a decrease in proactive projects for the consumer electronics sector.

General and Administrative Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2023	2022	Change
General and administrative expenses	$24,440	$23,660	3.3%
Percentage of total revenues	4.6%	4.6%

The increase in general and administrative expenses during 2023 was primarily due to an increase in travel and meals of $953,000, an increase in bad debt expense of $402,000 and an increase in marketing and business development expenses of $313,000, partially offset by a decrease in outside consulting expenses and other professional services of $736,000. The increase in travel and meals was due to the continued easing of COVID-19 pandemic-related business and travel restrictions. The increase in bad debt expense was due to an increase in write-offs. The increase in marketing and business development expenses was due to an increase in our business development activities. The decrease in outside consulting expenses and other professional services was due a reduction in activity associated with developing content for our external website.

Operating Income

(In thousands except percentages)	Fiscal Years		Percent
	2023	2022	Change
Engineering and Other Scientific	$153,918	$152,679	0.8%
Environmental and Health	28,432	27,340	4.0%
Total segment operating income	182,350	180,019	1.3%
Corporate operating expense	(71,028)	(39,177)	81.3%
Total operating income	$111,322	$140,842	(21.0)%

The increase in operating income for our Engineering and Other Scientific segment during 2023 as compared to 2022 was due to an increase in revenues, partially offset by an increase in expenses. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth was driven by demand for our services across the transportation and energy sectors. The increase in expenses was due to an 11% increase in technical full-time equivalent employees and investments in our corporate infrastructure.

The increase in operating income for our Environmental and Health segment was due to an increase in revenues. The increase in revenues was due to an increase in billing rates, partially offset by a reduction in billable hours. Growth was driven by evolving regulatory requirements which drove safety-related engagements evaluating the impacts of chemicals on human health and the environment.

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

The increase in corporate operating expenses during 2023 as compared to 2022 was primarily due to an increase in deferred compensation expense and an increase in the costs associated with our human resources, finance, information technology and business development groups. During 2023, deferred compensation expense increased $28,502,000, with a corresponding increase to other income, net, as compared to the prior year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $14,315,000 during 2023 as compared to a decrease in the value of plan assets of $14,187,000 during 2022.

Other Income

(In thousands except percentages)	Fiscal Years		Percent
	2023	2022	Change
Other income	$24,574	$(8,608)	(385.5)%
Percentage of total revenues	4.6%	(1.7)%

Other income consists primarily of interest income earned on available cash, cash equivalents and short-term investments, changes in the value of assets associated with our deferred compensation plan and rental income from leasing excess space in our Silicon Valley and Natick facilities. The increase in other income was primarily due to the change in value of assets associated with our deferred compensation plan and a change in the realized gain and loss on foreign exchange partially offset by an increase in interest income and an increase in rental income.

During 2023, other income increased $28,502,000 with a corresponding increase to deferred compensation expense as compared to 2022 due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $14,315,000 during 2023 as compared to a decrease in the value of the plan assets of $14,187,000 during 2022. During 2023, other income decreased $781,000 as compared to 2022 due to realized gain and loss on foreign exchange. This decrease consisted of a realized loss on foreign exchange of $259,000 during 2023 as compared to a realized gain on foreign exchange of $522,000 during 2022. During 2023, interest income increased by $5,054,0000 due to higher interest rates. During 2023, rental income increased $433,000 as compared to 2022 due to the addition of an additional tenant in our Natick facility and an increase in rent.

Income Taxes

(In thousands except percentages)	Fiscal Years		Percent
	2023	2022	Change
Income taxes	$35,557	$29,904	18.9%
Percentage of total revenues	6.6%	5.8%
Effective tax rate	26.2%	22.6%

The increase in our effective tax rate was due to a decrease in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards decreased to $3,620,000 during 2023 as compared to $5,829,000 during 2022. The decrease in the excess tax benefit was due to a smaller increase in the value of our common stock between the grant date and the release date for the restricted stock units released in 2023 as compared to restricted stock units released in 2022. Excluding the impact of the excess tax benefit, the effective tax rate would have been 28.8% and 27.0% for 2023 and 2022, respectively. The increase in our effective tax rate, excluding the impact of the excess tax benefit, was primarily due to the re-measurement of our deferred tax assets in connection with relocating one of our offices to a location designated as tax exempt for all state and local taxes and a decrease in our foreign rate benefit.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$127,352	$93,807
Investing activities	$(16,356)	$(12,043)
Financing activities	$(86,009)	$(215,977)

We financed our business in 2023 through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents. As of December 29, 2023, our cash and cash equivalents were $187,150,000 as compared to $161,458,000 at December 30, 2022. We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

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

The increase in net cash used in investing activities during 2023 as compared to 2022 was due to an increase in capital expenditures primarily due to leasehold improvements associated with our new operating lease for office and lab space in Philadelphia.

The decrease in net cash used in financing activities during 2023 as compared to 2022 was primarily due to a decrease in repurchases of our common stock and a reduction in payroll taxes for restricted stock units, partially offset by an increase in our quarterly dividend payment.

We lease office, laboratory, and storage space in 13 states and the District of Columbia, as well as in China, Germany, Hong Kong, Ireland, Singapore, Switzerland, and the United Kingdom under non-cancellable operating lease arrangements that expire at various dates through 2033. As of December 29, 2023, the value of our obligations under operating leases was $28,261,000. See Note 12 of our Notes to Consolidated Financial Statements for additional information regarding our lease obligations. The value of our non-cancellable unconditional purchase obligations was not material at December 29, 2023.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends, procure facilities and equipment or strategically acquire professional service firms that are complementary to our business.

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $103,398,000 were recorded as a long-term liability on our consolidated balance sheet at December 29, 2023. Vested amounts due under the plans of $13,166,000 were recorded as a current liability on our consolidated balance sheet at December 29, 2023. Company assets that are designated to fund the benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of December 29, 2023, invested amounts under the plans of $101,169,000 were recorded as a non-current asset on our consolidated balance sheet. As of December 29, 2023, invested amounts under the plans of $14,018,000 were recorded as other current assets on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for 2023 and 2022:

(In thousands, except percentages)	Fiscal Years
	2023	2022
Revenues before reimbursements	$497,189	$463,820
EBITDA	$137,662	$137,217
EBITDA as a % of revenues before reimbursements	27.7%	29.6%

The decrease in EBITDA as a percentage of revenues before reimbursements during 2023 as compared to 2022 was primarily due to the decrease in utilization and an increase in other operating expenses. Our utilization decreased to 69% during 2023 as compared to 74% during 2022. The decrease in utilization was due to a 10% increase in technical full-time equivalent employees and historically strong utilization during 2022. Other operating expenses increased during 2023 due to an increase in technical full-time equivalent employees and investments in our corporate infrastructure.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for 2023 and 2022:

(In thousands)	Fiscal Years
	2023	2022
Net income	$100,339	$102,330
Add back (subtract):
Income taxes	35,557	29,904
Interest income	(7,150)	(2,096)
Depreciation and amortization	8,916	7,079
EBITDA	137,662	137,217
Stock-based compensation	20,357	20,364
EBITDAS	$158,019	$157,581

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

At December 29, 2023, we had net assets of approximately $17.2 million with a functional currency of the British Pound, net assets of approximately $2.7 million with a functional currency of the Hong Kong Dollar, net assets of approximately $2.4 million with a functional currency of the Chinese Yuan, and net assets of approximately $2.3 million with a functional currency of the Singapore Dollar associated with our operations in the United Kingdom, Hong Kong, China, and Singapore respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains/(losses) on these foreign currency transactions and the re-measurement of monetary assets and liabilities. At December 29, 2023, we had net assets denominated in the non-functional currency of approximately $8.7 million.

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

(b)
Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance, but not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 29, 2023.

(c)
Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plans

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arraangement during the Company's fiscal quarter ended December 29, 2023.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (the "Proxy Statement"). See Part 1, Item 1 of this Annual Report on Form 10-K for information regarding the executive officers of the Company.

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

1.
Financial Statements

The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are included herewith:

2.
Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended December 29, 2023, December 30, 2022 and December 31, 2021 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of December 29, 2023 and December 30, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2023 and December 30, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Collectibility of accounts receivable

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for contract losses and doubtful accounts was $5.3 million as of December 29, 2023. The Company’s accounts receivable, net was $167.4 million as of December 29, 2023 which represents 26% of total assets and 31% of revenue for the year ended December 29, 2023. As discussed in Note 1, the Company maintains allowances to estimate their ability to collect financial obligations from customers. The Company records a specific allowance in circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations.

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

San Francisco, California
February 23, 2024

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2023	2022	2021
Revenues:
Revenues before reimbursements	$497,189	$463,820	$434,850
Reimbursements	39,577	49,473	31,419
Revenues	536,766	513,293	466,269

Operating expenses:
Compensation and related expenses	319,886	264,235	278,047
Other operating expenses	41,541	35,083	32,594
Reimbursable expenses	39,577	49,473	31,419
General and administrative expenses	24,440	23,660	15,282
Total operating expenses	425,444	372,451	357,342
Operating income	111,322	140,842	108,927

Other income:
Interest income	7,150	2,096	66
Miscellaneous income, net	17,424	(10,704)	16,844
Income before income taxes	135,896	132,234	125,837

Provision for income taxes	35,557	29,904	24,635
Net income	$100,339	$102,330	$101,202

Net income per share:
Basic	$1.96	$1.98	$1.92
Diluted	$1.94	$1.96	$1.90
Shares used in per share computations:
Basic	51,152	51,727	52,610
Diluted	51,635	52,280	53,331

Cash dividends declared per common share	$1.04	$0.96	$0.80

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2023	2022	2021
Net income	$100,339	$102,330	$101,202
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0, $0, and $0, respectively	610	(1,604)	14
Unrealized loss arising during the period on investments, net of tax benefit of $0, $0 and $2, respectively	—	—	(65)
Comprehensive income	$100,949	$100,726	$101,151

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)	December 29, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$187,150	$161,458
Accounts receivable, net of allowance for contract losses and doubtful accounts of $5,281 and $6,193, respectively	167,360	170,114
Prepaid expenses and other current assets	25,022	17,585
Total current assets	379,532	349,157

Property, equipment and leasehold improvements, net	75,318	65,539
Operating lease right-of-use assets	24,600	18,007
Goodwill	8,607	8,607
Deferred income taxes	53,824	53,909
Deferred compensation plan assets	101,169	89,437
Other assets	3,727	2,006
Total assets	$646,777	$586,662

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$22,125	$29,115
Accrued payroll and employee benefits	111,773	105,822
Deferred revenues	21,709	18,834
Operating lease liabilities	6,302	5,258
Total current liabilities	161,909	159,029

Other liabilities	3,426	2,355
Deferred compensation plan liabilities	103,398	91,183
Operating lease liabilities	21,959	13,343
Total liabilities	$290,692	$265,910

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued	66	66
Additional paid-in capital	321,448	301,002
Accumulated other comprehensive income/(loss)
Foreign currency translation adjustments	(2,977)	(3,587)
Retained earnings	574,082	528,810
Treasury stock, at cost: 15,134 and 15,064 shares held, respectively	(536,534)	(505,539)
Total stockholders’ equity	356,085	320,752
Total liabilities and stockholders’ equity	$646,777	$586,662

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other com-
	Common Stock		paid-in	prehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income(loss)	earnings	Shares	Amount	Total
Balance at January 1, 2021	65,707	$66	$265,328	$(1,932)	$421,809	13,903	$(323,773)	$361,498
Employee stock purchase plan	—	—	1,777	—	—	(20)	200	1,977
Exercise of stock options	—	—	657	—	—	(48)	477	1,134
Amortization of unrecognized stock-based compensation	—	—	9,296	—	—	—	—	9,296
Purchase of treasury shares	—	—	—	—	—	78	(7,000)	(7,000)
Foreign currency translation adjustments	—	—	—	14	—	—	—	14
Grant of restricted stock units to settle accrued bonus	—	—	7,637	—	—	—	—	7,637
Settlement of restricted stock units	—	—	(3,276)	—	(1,679)	(322)	(10,711)	(15,666)
Unrealized loss on investments	—	—	—	(65)	59	—	—	(6)
Dividends and dividend equivalent rights	—	—	0	—	(43,021)	—	—	(43,021)
Net income	—	—	—	—	101,202	—	—	101,202
Balance at December 31, 2021	65,707	$66	$281,419	$(1,983)	$478,370	13,591	$(340,807)	$417,065
Employee stock purchase plan	—	—	1,805	—	—	(22)	215	2,020
Amortization of unrecognized stock-based compensation	—	—	9,999	—	—	—	—	9,999
Purchase of treasury shares	—	—	—	—	—	1,756	(155,856)	(155,856)
Foreign currency translation adjustments	—	—	—	(1,604)	—	—	—	(1,604)
Grant of restricted stock units to settle accrued bonus	—	—	10,200	—	—	—	—	10,200
Settlement of restricted stock units	—	—	(2,421)	—	(1,392)	(261)	(9,091)	(12,904)
Dividends and dividend equivalent rights	—	—	—	—	(50,498)	—	—	(50,498)
Net income	—	—	—	—	102,330	—	—	102,330
Balance at December 30, 2022	65,707	$66	$301,002	$(3,587)	$528,810	15,064	$(505,539)	$320,752
Employee stock purchase plan	—	—	1,840	—	—	(24)	244	2,084
Exercise of stock options	—	—	22			(8)	78	100
Amortization of unrecognized stock-based compensation	—	—	9,912	—	—	—	—	9,912
Purchase of treasury shares	—	—	—	—	—	288	(24,208)	(24,208)
Foreign currency translation adjustments	—	—	—	610	—	—	—	610
Grant of restricted stock units to settle accrued bonus	—	—	10,496	—	—	—	—	10,496
Settlement of restricted stock units	—	—	(1,824)	—	(1,009)	(186)	(7,109)	(9,942)
Dividends and dividend equivalent rights	—	—	—	—	(54,058)	—	—	(54,058)
Net income	—	—	—	—	100,339	—	—	100,339
Balance at December 29, 2023	65,707	$66	$321,448	$(2,977)	$574,082	15,134	$(536,534)	$356,085

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$100,339	$102,330	$101,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	8,916	7,079	6,487
Amortization of premiums and accretion of discounts on short-term investments	—	—	(11)
Provision for contract losses and doubtful accounts	3,225	3,081	1,958
Stock-based compensation	20,357	20,364	19,263
Deferred income tax provision	85	(7,363)	(6,005)
Changes in operating assets and liabilities:
Accounts receivable	(471)	(33,334)	(30,254)
Prepaid expenses and other current assets	(6,669)	(6,124)	(4,407)
Change in operating leases	(152)	(7)	(406)
Accounts payable and accrued liabilities	(5,055)	2,215	8,443
Accrued payroll and employee benefits	3,902	6,494	20,336
Deferred revenues	2,875	(928)	7,962
Net cash provided by operating activities	127,352	93,807	124,568

Cash flows from investing activities:
Capital expenditures	(16,356)	(12,043)	(6,826)
Purchase of short-term investments	—	—	(34,994)
Maturity of short-term investments	—	—	79,998
Net cash (used in) / provided by investing activities	(16,356)	(12,043)	38,178

Cash flows from financing activities:
Payroll taxes for restricted stock units	(9,942)	(12,904)	(15,666)
Repurchase of common stock	(24,208)	(155,856)	(7,000)
Exercise of stock-based payment awards	2,184	2,020	3,111
Dividends and dividend equivalent rights	(54,043)	(49,237)	(43,198)
Net cash used in financing activities	(86,009)	(215,977)	(62,753)

Effect of foreign currency exchange rates on cash and cash equivalents	705	(2,016)	169
Net increase in cash and cash equivalents	25,692	(136,229)	100,162
Cash and cash equivalents at beginning of year	161,458	297,687	197,525
Cash and cash equivalents at end of year	$187,150	$161,458	$297,687

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2023 included 52 weeks of activity and ended on December 29, 2023. Fiscal period 2022 included 52 weeks of activity and ended on December 30, 2022. Fiscal period 2021 included 52 weeks of activity and ended on December 31, 2021. Fiscal period 2024 is 53 weeks and will end on January 3, 2025.

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Buildings are depreciated over their estimated useful lives ranging from 30 to 40 years. Equipment is depreciated over its estimated useful life, which generally ranges from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives, generally seven years, or the term of the related lease.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in 2023, 2022 or 2021.

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

The Company completed its annual assessment for all reporting units with goodwill for 2023 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly, there was no indication of impairment of goodwill for any of the Company’s reporting units and the quantitative goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in 2023, 2022 or 2021.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at December 29, 2023 and December 30, 2022.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2023	2022	2021
Shares used in basic per share computation	51,152	51,727	52,610
Effect of dilutive common stock options outstanding	188	204	241
Effect of unvested restricted stock units outstanding	295	349	480
Shares used in diluted per share computation	51,635	52,280	53,331

Common stock options to purchase 59,459 shares were excluded from the diluted per share calculation for 2023 due to their anti-dilutive effect. There were no equity awards excluded from the diluted per share calculation for 2022 and 2021.

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

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Fiscal Years
	2023	2022	2021
Engineering & Other Scientific	63%	63%	61%
Environmental and Health	15%	16%	17%
Total time and materials revenues	78%	79%	78%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Fiscal Years
	2023	2022	2021
Engineering & Other Scientific	20%	20%	21%
Environmental and Health	2%	1%	1%
Total fixed price revenues	22%	21%	22%

Deferred revenues represent amounts billed to clients in advance of services provided. During 2023, $14,463,000 of revenues were recognized that were included in the deferred revenue balance at December 30, 2022. During 2022, $15,384,000 of revenues were recognized that were included in the deferred revenue balance at December 31, 2021. During 2021, $8,387,000 of revenues were recognized that were included in the deferred revenue balance at January 1, 2021.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third-party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any service fee associated with reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for and not control the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $12,268,000, $28,754,000 and $15,357,000 during 2023, 2022 and 2021, respectively.

Note 3: Cash and cash equivalents

Cash and cash equivalents consisted of the following as of December 29, 2023:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$132,464	$—	$—	$132,464

Cash equivalents:
Money market securities	54,686	—	—	54,686
Total cash equivalents	54,686	—	—	54,686
Total cash and cash equivalents	187,150	—	—	187,150

Cash and cash equivalents consisted of the following as of December 30, 2022:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$109,299	$—	$—	$109,299

Cash equivalents:
Money market securities	52,159	—	—	52,159
Total cash equivalents	52,159	—	—	52,159
Total cash and cash equivalents	161,458	—	—	161,458

Note 4: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during 2023, 2022 and 2021. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 29, 2023 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$54,686	$54,686	$—	$—

Fixed income trading securities held in deferred compensation plan (2)	36,788	36,788	—	—

Equity trading securities held in deferred compensation plan (2)	78,399	78,399	—	—

Total	$169,873	$169,873	$—	$—

Liabilities
Deferred compensation plan (3)	116,564	116,564	—	—

Total	$116,564	$116,564	$—	$—

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

Fixed income and equity trading securities as of December 29, 2023 and December 30, 2022 represent mutual funds held in the Company’s deferred compensation plan. See Note 11 for additional information about the Company’s deferred compensation plan.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at December 29, 2023, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at December 29, 2023 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during 2023, 2022 and 2021.

Note 5: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2023	2022
Property:
Land	$18,339	$18,339
Buildings	69,698	69,600
Construction in progress	1,114	1,381
Equipment:
Machinery and equipment	54,008	54,476
Office furniture and equipment	12,411	10,632
Leasehold improvements	23,759	14,145
	179,329	168,573
Less accumulated depreciation and amortization	104,011	103,034
Property, equipment and leasehold improvements, net	$75,318	$65,539

Depreciation and amortization for 2023, 2022 and 2021 was $8,916,000, $7,079,000 and $6,487,000, respectively.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2023	2022
Billed accounts receivable	$128,052	$120,212
Unbilled accounts receivable	44,589	56,095
Allowance for contract losses and doubtful accounts	(5,281)	(6,193)
Total accounts receivable, net	$167,360	$170,114

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2023	2022
Accounts payable	$4,489	$8,642
Accrued liabilities	17,636	20,473
Total accounts payable and other accrued liabilities	$22,125	$29,115

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2023	2022
Accrued bonuses payable	$68,415	$67,805
Accrued 401(k) contributions	11,138	9,812
Accrued vacation	13,492	13,106
Deferred compensation plan	13,166	10,171
Other accrued payroll and employee benefits	5,562	4,928
Total accrued payroll and employee benefits	$111,773	$105,822

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs. A portion of accrued bonuses payable will be settled by issuing fully vested restricted stock units. See Note 9 and Note 16 for additional information.

Note 7: Income Taxes

Income before income taxes includes income from foreign operations of $10,353,000, $10,646,000 and $12,326,000 for 2023, 2022 and 2021, respectively.

Total income tax expense for 2023, 2022 and 2021 consisted of the following:

	Fiscal Years
(In thousands)	2023	2022	2021
Current
Federal	$23,193	$24,411	$19,800
Foreign	2,254	1,973	2,252
State	10,025	10,883	8,588
	35,472	37,267	30,640
Deferred
Federal	(775)	(4,910)	(3,930)
State	860	(2,453)	(2,075)
	85	(7,363)	(6,005)
Total	$35,557	$29,904	$24,635

The Company’s effective tax rate differs from the statutory federal tax rate of 21% as shown in the following schedule:

	Fiscal Years
(In thousands)	2023	2022	2021
Tax at federal statutory rate	$28,538	$27,769	$26,426
State taxes, net of federal benefit	8,587	6,726	5,174
Non-deductible officer compensation	870	1,160	997
Non-deductible expenses	456	52	19
Non-deductible stock-based compensation	12	12	13
Excess tax benefit from equity incentive plans	(2,844)	(4,533)	(7,850)
Difference between statutory rate and foreign effective tax rate	(264)	(693)	(622)
Other	202	(589)	478
Tax expense	$35,557	$29,904	$24,635

Effective tax rate	26.2%	22.6%	19.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2023 and December 30, 2022 are presented in the following schedule:

	Fiscal Years
(In thousands)	2023	2022
Deferred tax assets:
Accrued liabilities and allowances	$21,235	$20,740
Deferred compensation plan	40,280	36,819
Operating leases	7,853	5,386
Unrealized loss on trading securities	—	453
Property, equipment and leasehold improvements	—	212
Other	—	88
Total deferred tax assets	$69,368	$63,698

Deferred tax liabilities:
State taxes	$(2,255)	$(2,265)
Deductible goodwill	(2,071)	(2,138)
Operating leases	(7,853)	(5,386)
Unrealized gain of deferred compensation plan assets	(1,652)	—
Property, equipment and leasehold improvements	(1,695)	—
Other	(18)	—
Total deferred tax liabilities	(15,544)	(9,789)
Net deferred tax assets	$53,824	$53,909

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net deduction in taxes otherwise payable arising from that deduction has been recorded as an income tax benefit. For 2023, 2022 and 2021, the net deduction in tax payable arising from employees’ stock award activity was $3,620,000, $5,829,000 and $10,009,000, respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2020. The Company is no longer subject to California franchise tax examinations for years prior to 2019. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2019.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2021	$1,949
Additions based on tax positions related to the current year	630
Reductions due to lapse of statute of limitations	(532)
Balance at December 30, 2022	$2,047
Additions based on tax positions related to the current year	571
Reductions due to lapse of statute of limitations	(473)
Balance at December 29, 2023	$2,145

Unrecognized tax benefits are included in other liabilities in the accompanying consolidated balance sheets. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate by $1,695,000 in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 29, 2023 and December 30, 2022.

Dividends

The Company declared and paid cash dividends per share of common stock during the periods presented as follows:

	Fiscal Years
	2023
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.260	$13,169
Second Quarter	$0.260	13,217
Third Quarter	$0.260	13,177
Fourth Quarter	$0.260	13,148
		$52,711

	Fiscal Years
	2022
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.240	$12,383
Second Quarter	$0.240	12,345
Third Quarter	$0.240	12,225
Fourth Quarter	$0.240	12,153
		$49,106

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $1,009,000, $1,392,000 and $1,679,000 were recorded as a reduction to retained earnings during 2023, 2022 and 2021, respectively.

Repurchase of Common Stock

The Company repurchased 288,000 shares of its common stock for $24,208,000 during 2023. The Company repurchased 1,756,000 shares of its common stock for $155,856,000 during 2022. The Company repurchased 78,000 shares of its common stock for $7,000,000 during 2021. On February 22, 2022, the Board of Directors authorized $150,000,000 for the repurchase of the Company’s common stock. On May 29, 2020, the Board of Directors authorized $45,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates. As of December 29, 2023, the Company had remaining authorization under its stock repurchase plan of $38,390,000 to repurchase shares of common stock.

Note 9: Stock-Based Compensation

On May 29, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan and the 2008 Employee Stock Purchase Plan (“ESPP”). The 2008 Equity Incentive Plan and ESPP were previously adopted by the Company’s Board of Directors on April 8, 2008, subject to stockholder approval.

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan was 11,856,300 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of December 29, 2023, 1,126,909 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 1,200,000 shares of common stock. As of December 29, 2023, 296,047 shares were available for grant. Weighted average purchase prices for shares sold under the ESPP plan in 2023, 2022 and 2021 were $87.12, $91.17 and $98.64, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For 2023, 2022 and 2021, the Company recorded stock-based compensation expense associated with accrued bonus awards of $10,445,000, $10,365,000 and $9,967,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $8,831,000, $9,164,000 and $8,560,000 during 2023, 2022 and 2021, respectively. The total fair value of restricted stock unit awards vested during 2023, 2022 and 2021 was $25,277,000, $29,875,000 and $31,984,000, respectively. The weighted-average grant date fair values of restricted stock unit awards granted during 2023, 2022 and 2021 were $99.47, $94.24 and $97.80, respectively.

The number of unvested restricted stock unit awards outstanding as of December 29, 2023 is as follows (1):

	Number of awards outstanding	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands) (2)
Balance at December 30, 2022	467,199	$76.89
Awards granted	229,779	99.47
Awards vested	(248,513)	76.21
Awards forfeited	(29,757)	89.60

Balance at December 29, 2023	418,708	$88.78	1.7	$36,863

(1)
Does not include employee stock purchase plans or stock option plans.
(2)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of December 29, 2023 was $88.04.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of 10 years and generally vest ratably over a four-year period from the grant date. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. All stock options have DER, which entitle holders of stock options to the same dividend value per share as holders of common stock. DER are subject to the same vesting terms as the corresponding stock options. DER are accumulated and paid in cash when the underlying stock options vest and are forfeited if the underlying stock options do not vest. During 2023, 2022 and 2021, the Company recorded stock-based compensation expense of $1,081,000, $835,000 and $736,000, respectively, associated with stock options.

Option activity is as follows (1):

	Number of shares outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Exercisable at December 30, 2022	441,227	$47.38
Options granted	30,000	107.31
Options forfeited and expired	—	—
Options exercised	(7,992)	12.51

Balance at December 29, 2023	463,235	$51.86	4.78	$17,543

Exercisable at December 29, 2023	378,444	$42.19	4.04	$17,453

(1)
Does not include restricted stock or employee stock purchase plans.

The total intrinsic value of options exercised during 2023, 2022 and 2021 was $742,000, $0 and $4,335,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended December 29, 2023, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 29, 2023. This amount changes based on the fair-value of the Company’s stock.

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

The assumptions used to value option grants for 2023, 2022 and 2021 are as follows:

	Stock Option Plan
	Fiscal Years
	2023	2022	2021
Expected term (in years)	5.8	5.6	5.7
Risk-free interest rate	3.99%	1.90%	0.64%
Volatility	29%	28%	28%
Dividend yield	0%	0%	0%

The weighted-average grant date fair value of options granted during 2023, 2022 and 2021 were $38.29, $26.64 and $25.32, respectively.

The amount of stock-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of income for 2023, 2022 and 2021 is as follows:

	Fiscal Years
(In thousands)	2023	2022	2021
Compensation and related expenses:
Restricted stock units	$18,542	$18,810	$17,755
Stock option grants	1,081	835	736
Sub-total	19,623	19,645	18,491

General and administrative expenses:
Restricted stock units	734	719	772
Sub-total	734	719	772
Total stock-based compensation expense	$20,357	$20,364	$19,263

Income tax benefit	$3,620	$5,829	$10,009

As of December 29, 2023, there was $12,842,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.6 years, related to unvested restricted stock unit awards and $1,542,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.1 years, related to unvested stock options.

Note 10: Retirement Plans

The Company provides a defined contribution retirement plan for its employees whereby the Company contributes to each eligible employee’s account 7% of the employee’s eligible salary. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first five years of employment and then immediately thereafter. These contributions are made to the 401(k) plan up to the statutory maximum. Any portion of the 7% contribution in excess of the statutory maximum is made to the Company’s nonqualified deferred compensation plan. The Company’s expenses related to this plan were $11,867,000, $10,166,000 and $9,923,000 in 2023, 2022 and 2021, respectively.

Note 11: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of December 29, 2023 and December 30, 2022, invested amounts under the plans totaled $115,187,000 and $100,731,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to miscellaneous income, net.

As of December 29, 2023 and December 30, 2022, vested amounts due under the plans totaled $116,564,000 and $101,354,000, respectively. Changes in the liability are recorded as adjustments to compensation and related expense. During 2023, 2022 and 2021, the Company recognized compensation expense of $14,315,000, ($14,187,000) and $14,730,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income, net.

Note 12: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s consolidated balance sheet. The Company does not have any finance leases as of December 29, 2023.

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

The Company leases office, laboratory, and storage space in 13 states and the District of Columbia, as well as in China, Germany, Hong Kong, Ireland, Singapore, Switzerland and the United Kingdom. Leases for these office, laboratory, and storage facilities have terms generally ranging between one and 10 years. Some of these leases include options to extend or terminate the lease, none of which are currently included in the lease term as the Company has determined that exercise of these options is not reasonably certain.

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two 15-year periods. As of December 29, 2023, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances but are not material.

The components of lease expense included in other operating expenses on the consolidated statements of income were as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
(In thousands)	2023	2022	2021
Operating lease cost	$7,732	$7,050	$6,930
Variable lease cost	1,635	1,263	1,065
Short-term lease cost	1,174	651	619

Supplemental cash flow information related to operating leases was as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
(In thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$7,249	$6,564	$6,962

Supplemental balance sheet information related to operating leases was as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2023	2022	2021
Weighted Average Remaining Lease Term	6.1 years	4.1 years	4.1 years
Weighted Average Discount Rate	5.1%	4.3%	4.2%

Maturities of operating lease liabilities as of December 29, 2023:

Operating
(In thousands)	Leases
2024	7,260
2025	6,380
2026	5,734
2027	4,446
2028	1,868
Thereafter	8,247
Total lease payments	$33,935
Less imputed interest	(5,674)
Total lease liability	$28,261

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

Note 14: Miscellaneous Income, Net

Miscellaneous income, net, consisted of the following:

	Fiscal Years
(In thousands)	2023	2022	2021
Rental income	$3,371	$2,938	$2,658
Gain (loss) on deferred compensation investments	14,315	(14,187)	14,730
Gain (loss) on foreign exchange	(259)	522	(517)
Other	(3)	23	(27)
Total	$17,424	$(10,704)	$16,844

Note 15: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During 2023, the Company provided services representing approximately 22%, 18%, 17% and 11% of revenues to clients in the consumer products industry, energy and utilities industries, the transportation industry and the chemical industry, respectively.

No single client comprised more than 10% of the Company’s revenues during 2023. One client comprised 15% of the Company’s revenues during 2022. One client comprised 13% of the Company’s revenues during 2021.

Note 16: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2023	2022	2021
Cash paid during the year:
Income taxes	$38,944	$40,121	$27,912
Non-cash investing and financing activities:
Unrealized loss on investments	-	-	(65)
Vested stock unit awards granted to settle accrued bonus	10,496	10,200	7,637
Right-of-use asset obtained in exchange for operating lease obligation	15,749	9,476	792
Leasehold improvements obtained in exchange for right-of-use asset	3,219	-	-
Accrual for capital expenditures	137	1,017	413

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

Segment information is presented for selected data from the statements of income and statements of cash flows for 2023, 2022 and 2021. Segment information for selected data from the balance sheets is presented for the fiscal years ended December 29, 2023 and December 30, 2022. The Company’s CEO, the chief operating decision maker, does not review total assets in her evaluation of segment performance and capital allocation.

Revenues

	Fiscal Years
(In thousands)	2023	2022	2021
Engineering and Other Scientific	$446,888	$427,796	$380,909
Environmental and Health	89,878	85,497	85,360
Total revenues	$536,766	$513,293	$466,269

Operating Income

	Fiscal Years
(In thousands)	2023	2022	2021
Engineering and Other Scientific	$153,918	$152,679	$140,400
Environmental and Health	28,432	27,340	27,952

Total segment operating income	182,350	180,019	168,352

Corporate operating expense	(71,028)	(39,177)	(59,425)
Total operating income	$111,322	$140,842	$108,927

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

Capital Expenditures

	Fiscal Years
(In thousands)	2023	2022	2021
Engineering and Other Scientific	$3,895	$4,661	$2,792
Environmental and Health	170	174	160

Total segment capital expenditures	4,065	4,835	2,952

Corporate capital expenditures	14,630	7,812	3,685
Total capital expenditures	$18,695	$12,647	$6,637

Certain capital expenditures associated with the Company's corporate cost centers and the related depreciation are excluded from the Company's segment information.

Depreciation and Amortization

	Fiscal Years
(In thousands)	2023	2022	2021
Engineering and Other Scientific	$6,087	$4,489	$4,031
Environmental and Health	213	171	193

Total segment depreciation and amortization	6,300	4,660	4,224

Corporate depreciation and amortization	2,616	2,419	2,263
Total depreciation and amortization	$8,916	$7,079	$6,487

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2023	2022
United States	$74,668	$64,742
Foreign Countries	650	797
Total	$75,318	$65,539

Revenues (1)

	Fiscal Years
(In thousands)	2023	2022	2021
United States	$470,078	$450,445	$397,001
Foreign Countries	66,688	62,848	69,268

Total	$536,766	$513,293	$466,269

(1)
Geographic revenues are allocated based on the location of the client.

Below is a breakdown of goodwill, reported by segment as of December 29, 2023 and December 30, 2022:

(In thousands)	Environmental and Health	Engineering and Other Scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for 2023, 2022 and 2021. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during 2023, 2022, and 2021.

Note 18: Subsequent Events

On February 1, 2024, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.28 per share to be paid on March 22, 2024 to all common stockholders of record as of March 8, 2024. The Company's Board of Directors also authorized an additional $61,600,000 for the repurchase of the Company's common stock.

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
(In thousands)	Balance at Beginning of Year	Provision Charged to Expense	Provision Charged to Revenues	Accounts Written- off Net of Recoveries	Balance at End of Year
Year Ended December 29, 2023
Allowance for bad debt	$1,239	$856	$—	$(933)	$1,162
Allowance for contract losses	$4,954	$—	$2,368	$(3,203)	$4,119

Year Ended December 30, 2022
Allowance for bad debt	$973	$455	$—	$(189)	$1,239
Allowance for contract losses	$3,450	$—	$2,626	$(1,122)	$4,954

Year Ended December 31, 2021
Allowance for bad debt	$879	$454	$—	$(360)	$973
Allowance for contract losses	$3,116	$—	$1,505	$(1,171)	$3,450

(1)
Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $181,000, $11,000 and $23,000 for 2023, 2022 and 2021, respectively.

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

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K. Unless otherwise indicated all filings are under SEC File Number 000-18655:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562). (P)

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation dated January 30, 1998.

3.1(iii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 28, 2015).

3.1(v)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2018).

3.2(i)	Amended and Restated Bylaws of the Company, as amended and restated December 15, 2022 (incorporated by reference from the Company’s Current Report on Form 8-K as filed on December 19, 2022).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562). (P)

*4.2	Description of the Registrant’s Securities (incorporated by reference from the Company’s Annual Report on From 10-K for fiscal year ended January 1, 2021).

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

*10.46	Executive Compensation Clawback Policy (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2016).

*10.47	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A on April 18, 2017).

*10.48	Exponent, Inc. Amended and Restated 2008 Employee Stock Purchase Plan (filed as Appendix B to the Company’s Schedule 14A on April 18, 2017).

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97.01	Exponent, Inc. Incentive Compensation Recovery Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Indicates management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 23, 2024	By:	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Catherine Ford Corrigan	Chief Executive Officer and Director	February 23, 2024
Catherine Ford Corrigan, Ph.D.	(Principal Executive Officer)

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 23, 2024
Richard L. Schlenker, Jr.

/s/ Paul R. Johnston	Chairman of the Board of Directors	February 23, 2024
Paul R. Johnston, Ph.D.

/s/ George Brown	Director	February 23, 2024
George Brown

/s/ Carol Lindstrom	Director	February 23, 2024
Carol Lindstrom

/s/ Karen Richardson	Director	February 23, 2024
Karen Richardson

/s/ Debra L. Zumwalt	Director	February 23, 2024
Debra L. Zumwalt