Form 10-Q
period 2024-03-29
EXPONENT INC
filed 2024-05-03
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2024

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

As of April 26, 2024, the latest practicable date, the registrant had 50,670,271 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

March 29, 2024 and December 29, 2023

(in thousands, except par value)

(unaudited)

	March 29, 2024	December 29, 2023
Assets
Current assets:
Cash and cash equivalents	$168,665	$187,150
Accounts receivable, net of allowance for contract losses and doubtful accounts of $6,302 and $5,281 at March 29, 2024 and December 29, 2023, respectively	162,885	167,360
Prepaid expenses and other current assets	20,773	25,022
Total current assets	352,323	379,532

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $106,162 and $104,011 at March 29, 2024 and December 29, 2023, respectively	74,503	75,318
Operating lease right-of-use assets	24,145	24,600
Goodwill	8,607	8,607
Deferred income taxes	52,224	53,824
Deferred compensation plan assets	113,844	101,169
Other assets	3,759	3,727
Total assets	$629,405	$646,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$23,926	$22,125
Accrued payroll and employee benefits	68,285	111,773
Deferred revenues	16,106	21,709
Operating lease liabilities	5,814	6,302
Total current liabilities	114,131	161,909

Other liabilities	3,580	3,426
Deferred compensation plan liabilities	116,005	103,398
Operating lease liabilities	21,378	21,959
Total liabilities	255,094	290,692
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at March 29, 2024 and December 29, 2023	66	66
Additional paid-in capital	335,014	321,448
Accumulated other comprehensive loss
Foreign currency translation adjustments	(3,187)	(2,977)
Retained earnings	588,570	574,082
Treasury stock, at cost; 15,033 and 15,134 shares held at March 29, 2024 and December 29, 2023, respectively	(546,152)	(536,534)
Total stockholders’ equity	374,311	356,085
Total liabilities and stockholders’ equity	$629,405	$646,777

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three Months Ended March 29, 2024 and March 31, 2023

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Revenues:
Revenues before reimbursements	$137,207	$128,705
Reimbursements	7,726	11,604
Revenues	144,933	140,309
Operating expenses:
Compensation and related expenses	90,327	84,181
Other operating expenses	10,531	9,561
Reimbursable expenses	7,726	11,604
General and administrative expenses	5,636	5,843
Total operating expenses	114,220	111,189
Operating income	30,713	29,120
Other income, net:
Interest income, net	2,626	1,770
Miscellaneous income (loss), net	7,084	4,648
Total other income (loss), net	9,710	6,418
Income before income taxes	40,423	35,538
Income taxes	10,281	6,414
Net income	$30,142	$29,124
Net income per share:
Basic	$0.59	$0.57
Diluted	$0.59	$0.56
Shares used in per share computations:
Basic	51,006	51,132
Diluted	51,419	51,682
Cash dividends declared per common share	$0.28	$0.26

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 29, 2024 and March 31, 2023

(in thousands)

(unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net income	$30,142	$29,124
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(210)	460
Comprehensive income	$29,932	$29,584

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 29, 2024 and March 31, 2023

(in thousands)

(unaudited)

	Three Months Ended March 29, 2024
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	loss	earnings	Shares	Amount	Total
Balance at December 29, 2023	65,707	$66	$321,448	$(2,977)	$574,082	15,134	$(536,534)	$356,085
Employee stock purchase plan	-	-	450	-	-	(7)	68	518
Amortization of unrecognized stock-based compensation	-	-	4,026	-	-	-	-	4,026
Purchase of treasury shares	-	-	-	-	-	71	(5,466)	(5,466)
Foreign currency translation adjustments	-	-	-	(210)	-	-	-	(210)
Grant of restricted stock units to settle accrued bonus	-	-	10,846	-	-	-	-	10,846
Settlement of restricted stock units	-	-	(1,797)	-	(720)	(159)	(4,279)	(6,796)
Exercise of stock options	-	-	41			(6)	59	100
Dividends and dividend equivalent rights	-	-	-	-	(14,934)	-	-	(14,934)
Net income	-	-	-	-	30,142	-	-	30,142
Balance at March 29, 2024	65,707	$66	$335,014	$(3,187)	$588,570	15,033	$(546,152)	$374,311

	Three Months Ended March 31, 2023
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 30, 2022	65,707	$66	$301,002	$(3,587)	$528,810	15,064	$(505,539)	$320,752
Employee stock purchase plan	-	-	517	-	-	(6)	63	580
Amortization of unrecognized stock-based compensation	-	-	4,205	-	-	-	-	4,205
Foreign currency translation adjustments	-	-	-	460	-	-	-	460
Grant of restricted stock units to settle accrued bonus	-	-	10,497	-	-	-	-	10,497
Settlement of restricted stock units	-	-	(1,741)	-	(1,009)	(178)	(7,170)	(9,920)
Exercise of stock options	-	-	22			(8)	78	100
Dividends and dividend equivalent rights	-	-	-	-	(13,942)	-	-	(13,942)
Net income	-	-	-	-	29,124	-	-	29,124
Balance at March 31, 2023	65,707	$66	$314,502	$(3,127)	$542,983	$14,872	$(512,568)	$341,856

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 29, 2024 and March 31, 2023

(in thousands)

(unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$30,142	$29,124
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,324	1,988
Provision for contract losses and doubtful accounts	1,279	892
Stock-based compensation	7,340	7,063
Deferred income tax provision	1,600	1,725
Changes in operating assets and liabilities:
Accounts receivable	3,196	(3,842)
Prepaid expenses and other current assets	(2,193)	(7,777)
Change in operating leases	(614)	(774)
Accounts payable and accrued liabilities	2,577	(2,271)
Accrued payroll and employee benefits	(29,616)	(28,564)
Deferred revenues	(5,603)	(4,267)
Net cash provided by (used in) operating activities	10,432	(6,703)
Cash flows from investing activities:
Capital expenditures	(1,482)	(5,668)
Net cash used in investing activities	(1,482)	(5,668)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(6,796)	(9,920)
Repurchase of common stock	(5,466)	-
Exercise of stock-based payment awards	618	680
Dividends and dividend equivalents rights	(15,583)	(14,500)
Net cash used in financing activities	(27,227)	(23,740)
Effect of foreign currency exchange rates on cash and cash equivalents	(208)	302
Net decrease in cash and cash equivalents	(18,485)	(35,809)
Cash and cash equivalents at beginning of period	187,150	161,458
Cash and cash equivalents at end of period	$168,665	$125,649

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended March 29, 2024 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2023, which was filed with the U.S. Securities and Exchange Commission on February 23, 2024 and amended on April 17, 2024.

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

The following table discloses the percentage of the Company’s revenue generated from time and materials contracts:

	Three Months Ended
	March 29, 2024	March 31, 2023
Engineering & other scientific	64%	64%
Environmental and health	16%	16%
Total time and materials revenues	80%	80%

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

The following table discloses the percentage of the Company’s revenue generated from fixed price contracts:

	Three Months Ended
	March 29, 2024	March 31, 2023
Engineering & other scientific	19%	19%
Environmental and health	1%	1%
Total fixed price revenues	20%	20%

Deferred revenues represent amounts billed to clients in advance of services provided. During the first quarter of 2024, $7,956,000 of revenues were recognized that were included in the deferred revenue balance at December 29, 2023. During the first quarter of 2023, $8,566,000 of revenues were recognized that were included in the deferred revenue balance at December 30, 2022.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $2,747,000 and $5,751,000 during the first quarter of 2024 and 2023, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three months ended March 29, 2024 and March 31, 2023. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these financial assets and liabilities was determined using the following inputs at March 29, 2024 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$55,402	$55,402	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	44,669	44,669	-	-
Equity trading securities held in deferred compensation plan (2)	83,466	$83,466	-	-
Total	$183,537	$183,537	$-	$-
Liabilities
Deferred compensation plan (3)	129,139	129,139	-	-
Total	$129,139	$129,139	$-	$-

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

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 29, 2023 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$54,686	$54,686	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	36,788	36,788	-	-
Equity trading securities held in deferred compensation plan (2)	78,399	78,399	-	-
Total	$169,873	$169,873	$-	$-
Liabilities
Deferred compensation plan (3)	116,564	116,564	-	-
Total	$116,564	$116,564	$-	$-

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

Money market securities as of March 29, 2024 and December 29, 2023 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of March 29, 2024 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$113,263	$-	$-	$113,263
Cash equivalents:
Money market securities	55,402	-	-	55,402
Total cash equivalents	55,402	-	-	55,402
Total cash and cash equivalents	$168,665	$-	$-	$168,665

Cash and cash equivalents consisted of the following as of December 29, 2023 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$132,464	$-	$-	$132,464
Cash equivalents:
Money market securities	54,686	-	-	54,686
Total cash equivalents	54,686	-	-	54,686
Total cash and cash equivalents	$187,150	$-	$-	$187,150

At March 29, 2024 and December 29, 2023, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at March 29, 2024 and December 29, 2023, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at March 29, 2024 and December 29, 2023 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheets.

Note 4: Net Income Per Share

Basic per share amounts are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted per share amounts are calculated using the weighted-average number of shares of common stock outstanding during the period and, when dilutive, the weighted-average number of potential shares of common stock from the issuance of common stock to satisfy outstanding restricted stock units and the exercise of outstanding options to purchase common stock using the treasury stock method.

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	March 29, 2024	March 31, 2023
Shares used in basic per share computation	51,006	51,132
Effect of dilutive common stock options outstanding	164	213
Effect of dilutive restricted stock units outstanding	249	337
Shares used in diluted per share computation	51,419	51,682

Common stock options to purchase 100,833 shares were excluded from the diluted per share calculation for the three months March 29, 2024 due to their anti-dilutive effect. Common stock options to purchase 14,835 shares were excluded from the diluted per share calculation for the three months March 31, 2023 due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $3,314,000 and $2,858,000 during the three months ended March 29, 2024 and March 31, 2023, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $3,707,000 and $3,981,000 during the three months ended March 29, 2024 and March 31, 2023, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $319,000 and $224,000 during the three months ended March 29, 2024 and March 31, 2023, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of March 29, 2024 and December 29, 2023, the invested amounts under the plans totaled $128,135,000 and $115,187,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income (loss), net.

As of March 29, 2024 and December 29, 2023, vested amounts due under the plans totaled $129,139,000 and $116,564,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended March 29, 2024, the Company recognized additional compensation expense of $6,267,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income (loss), net. During the three months ended March 31, 2023, the Company recognized additional compensation expense of $3,918,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income (loss), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	March 29, 2024	March 31, 2023
Cash paid during period:
Income taxes	$1,102	$1,263
Non-cash investing and financing activities:
Vested stock unit awards issued to settle accrued bonuses	$10,846	$10,497
Accrual for capital expenditures	$164	$1,210
Right-of-use asset obtained in exchange for operating lease obligations	$1,103	$-

Note 8: Accounts Receivable, Net

At March 29, 2024 and December 29, 2023, accounts receivable, net, was comprised of the following:

	March 29,	December 29,
(In thousands)	2024	2023
Billed accounts receivable	$106,582	$128,052
Unbilled accounts receivable	62,605	44,589
Allowance for contract losses and doubtful accounts	(6,302)	(5,281)
Total accounts receivable, net	$162,885	$167,360

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows (in thousands):

Balance at December 29, 2023	$5,281
Provision for contract losses and doubtful accounts	1,279
Write-offs	(258)
Balance at March 29, 2024	$6,302

Note 9: Segment Reporting

The Company has two reportable operating segments based on two primary areas of service. The Engineering and Other Scientific segment is a broad service group providing technical consulting in different practices primarily in engineering. The Environmental and Health segment provides services in the areas of environmental, epidemiology and health risk analysis. This segment provides a wide range of consulting services relating to environmental hazards and risks, and the impact on both human health and the environment. Our Chief Executive Officer, the chief operating decision maker, reviews revenues and operating income for each of our reportable segments, but does not review total assets in evaluating segment performance and capital allocation.

Segment information for the three months ended March 29, 2024 and March 31, 2023 follows:

Revenues

	Three Months Ended
(In thousands)	March 29, 2024	March 31, 2023
Engineering and Other Scientific	$121,471	$117,048
Environmental and Health	23,462	23,261
Total revenues	$144,933	$140,309

Operating Income

	Three Months Ended
(In thousands)	March 29, 2024	March 31, 2023
Engineering and Other Scientific	$48,631	$43,619
Environmental and Health	8,236	7,554
Total segment operating income	56,867	51,173
Corporate operating expense	(26,154)	(22,053)
Total operating income	$30,713	$29,120

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

Capital Expenditures

	Three Months Ended
(In thousands)	March 29, 2024	March 31, 2023
Engineering and Other Scientific	$417	$1,408
Environmental and Health	29	95
Total segment capital expenditures	446	1,503
Corporate capital expenditures	1,063	4,358
Total capital expenditures	$1,509	$5,861

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended
(In thousands)	March 29, 2024	March 31, 2023
Engineering and Other Scientific	$1,628	$1,306
Environmental and Health	49	48
Total segment depreciation and amortization	1,677	1,354
Corporate depreciation and amortization	647	634
Total depreciation and amortization	$2,324	$1,988

No single client comprised more than 10% of the Company’s revenues during the three months ended March 29, 2024. One client comprised 13% of the Company’s revenues during the three months ended March 31, 2023. No other single client comprised more than 10% of the Company’s revenues during the three months ended March 31, 2023.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of March 29, 2024.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. As of March 29, 2024, the Company has determined that exercise of the renewal options is not reasonably certain and thus the extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $842,000 and $756,000 was included in other income for the three months ended March 29, 2024 and March 31, 2023, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 29, 2024	March 31, 2023
Operating lease cost	$2,115	$1,787
Variable lease cost	363	370
Short-term lease cost	307	276

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 29, 2024	March 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,524	$2,364

Supplemental balance sheet information related to operating leases was as follows:

	March 29, 2024	March 31, 2023
Weighted Average Remaining Lease Term	5.9 years	3.8 years
Weighted Average Discount Rate	5.2%	4.3%

Maturities of operating lease liabilities as of March 29, 2024:

(In thousands)	Operating Leases
2024 (excluding the three months ended March 29, 2024)	4,898
2025	6,650
2026	6,031
2027	4,527
2028	2,094
Thereafter	8,322
Total lease payments	$32,522
Less imputed interest	(5,330)
Total lease liability	$27,192

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

Note 12: Subsequent Events

On April 25, 2024, the Company’s Board of Directors announced a cash dividend of $0.28 per share of the Company’s common stock, payable June 21, 2024, to stockholders of record as of June 7, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2023, which are contained in our fiscal 2023 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 23, 2024 (our “2023 Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to us or our management, identify such forward-looking statements. Such statements reflect the current views of us or our management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our 2023 Annual Report under the heading “Risk Factors” and elsewhere in this report. The inclusion of such forward-looking information should not be regarded as a representation by the us or any other person that the future events, plans, or expectations we contemplated will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the three months ended March 29, 2024, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2024 increased 3% to $144,933,000 as compared to $140,309,000 during the same period last year. Revenues before reimbursements for the first quarter of 2024 increased 7% to $137,207,000 as compared to $128,705,000 during the same period last year.

Growth during the first quarter of 2024 was driven by our reactive work. We performed robust failure analysis and dispute-related work across a wide spectrum of industries. From wind farms to life saving medical devices, clients around the world continue to rely on Exponent’s unrivalled failure analysis expertise to provide critical, real-time insights on regulatory and safety related decisions. Exponent’s team of experts continues to advise clients on critical needs throughout the product lifecycle. Our proactive business, excluding consumer electronics which continues to experience cyclical impacts, increased year over year driven by strength in the transportation and energy sectors. The increasing global attention on safety, health, and environmental concerns coupled with the complexity and pace of innovation continues to drive a greater demand for our expertise. Exponent remains well positioned to serve our clients and deliver mission-critical insights for the present while paving the way for future innovations.

Net income increased 3% to $30,142,000 during the first quarter of 2024 as compared to $29,124,000 during the same period last year. Diluted earnings per share increased to $0.59 per share during the first quarter of 2024 as compared to $0.56 during the same period last year. The excess tax benefit associated with stock-based awards decreased to $946,000 during the first quarter of 2024 as compared to $3,627,000 during the first quarter of 2023. The decrease in the excess tax benefit was due to a smaller increase in the value of our common stock between the grant date and the release date for the restricted stock units released during the first quarter of 2024 as compared to the first quarter of 2023.

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

Overview of the Three Months Ended March 29, 2024

During the first quarter of 2024, billable hours increased 2% to 392,000 as compared to 385,000 during the same period last year. Our utilization increased to 75% during the first quarter of 2024 as compared to 70% during the same period last year. Technical full-time equivalent employees decreased 5% to 1,003 during the first quarter of 2024 as compared to 1,052 during the same period last year. We expect a small sequential decline in average technical full-time equivalent employees during the second quarter of 2024. We expect sequential headcount growth during the second half of 2024 as we continue to selectively hire key talent to expand our capabilities.

Three Months Ended March 29, 2024 compared to Three Months Ended March 31, 2023

Revenues

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Percent Change
Engineering and Other Scientific	$121,471	$117,048	3.8%
Percentage of total revenues	83.8%	83.4%
Environmental and Health	23,462	23,261	0.9%
Percentage of total revenues	16.2%	16.6%
Total revenues	$144,933	$140,309	3.3%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first quarter of 2024, billable hours for this segment increased by 3% to 315,000 as compared to 306,000 during the same period last year. The increase in billable hours was driven by continued strong demand for our services from the energy, vehicle and medical device industries. Utilization for this segment increased to 77% during the first quarter of 2024 as compared to 72% during the same period last year. Technical full-time equivalent employees in this segment decreased 4% to 785 during the first quarter of 2024 as compared to 819 for the same period last year.

The increase in revenues for our Environmental and Health segment was due to an increase in billing rates partially offset by a decrease in billable hours. During the first quarter of 2024, billable hours for this segment decreased by 3% to 77,000 as compared to 79,000 during the same period last year. Utilization in this segment increased to 68% during the first quarter of 2024 as compared to 66% during the same period last year. Work in this segment was primarily driven by our regulatory consulting in chemical industry. Technical full-time equivalent employees in this segment decreased 6% to 218 during the first quarter of 2024 as compared to 233 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Percent Change
Compensation and related expenses	$90,327	$84,181	7.3%
Percentage of total revenues	62.3%	60.0%

The increase in compensation and related expenses during the first quarter of 2024 was due to a change in the value of assets associated with our deferred compensation plan, an increase in payroll expense, an increase in fringe benefits, and an increase in bonus expense. During the first quarter of 2024, deferred compensation expense increased by $2,349,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $6,267,000 during the first quarter of 2024 as compared to an increase in the value of plan assets of 3,918,000 during the same period last year. Payroll expense increased by $1,955,000 and fringe benefits increased by $928,000 during the first quarter of 2024 due to our annual salary adjustments. During the first quarter of 2024, bonus expense increased by $1,114,000 due to a corresponding increase in income before income taxes, before bonus expense and before stock-based compensation. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Percent Change
Other operating expenses	$10,531	$9,561	10.1%
Percentage of total revenues	7.3%	6.8%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first quarter of 2024 was primarily due to an increase in occupancy expense of $477,000 and an increase in depreciation and amortization expense of $336,000. The increases in occupancy expenses and depreciation and amortization were due to continued investment in our corporate infrastructure. During the second quarter of 2024 we expect to extend our land lease with the State of Arizona to January of 2043, resulting in an additional non-cash rent expense of $360,000 in the second quarter of 2024 and $1,080,000 in each of the third and fourth quarters of 2024. This increased level of rent expense will continue through the extended lease term with adjustments in 2033 and 2038 based on the consumer price index. We also expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Percent Change
Reimbursable expenses	$7,726	$11,604	-33.4%
Percentage of total revenues	5.3%	8.3%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The decrease in reimbursable expenses during the first quarter of 2024 was due to a decrease in proactive projects for the consumer electronics sector.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Percent Change
General and administrative expenses	$5,636	$5,843	-3.5%
Percentage of total revenues	3.9%	4.2%

The decrease in general and administrative expenses was primarily due to a decrease in recruiting expenses of $212,000. The decrease in recruiting expenses was due to a decrease in recruiting activity associated with our efforts to align resources with demand. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Operating Income

	Three Months Ended
(In thousands)	March 29, 2024	March 31, 2023	Percent Change
Engineering and Other Scientific	$48,631	$43,619	11.5%
Environmental and Health	8,236	7,554	9.0%
Total segment operating income	56,867	51,173	11.1%
Corporate operating expense	(26,154)	(22,053)	18.6%
Total operating income	$30,713	$29,120	5.5%

The increase in operating income for our Engineering and Other Scientific Segment during the first quarter of 2024 as compared to the same period last year was due to an increase in revenues. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth during the first quarter of 2024 was driven by continued strong demand for our services across the energy, vehicle and medical device sectors.

The increase in operating income for our Environmental and Health segment during the first quarter of 2024 was driven by our regulatory consulting in the chemical industry.

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

The increase in corporate operating expenses during the first quarter of 2024 as compared to the same period last year was primarily due to an increase in deferred compensation expense and an increase in the costs associated with our human resources, finance, information technology and business development groups. During the first quarter of 2024, deferred compensation expense increased $2,349,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $6,267,000 during the first quarter of 2024 as compared to an increase in the value of plan assets of $3,918,000 during the same period last year.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Percent Change
Other income / (loss), net	$9,710	$6,418	51.3%
Percentage of total revenues	6.7%	4.6%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and an increase in interest income. During the first quarter of 2024, other income, net, increased by $2,349,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $6,267,000 during the first quarter of 2024 as compared to an increase in the value of the plan assets of $3,918,000 during the same period last year. During the first quarter of 2024 interest income increased by $856,000 due to higher interest rates.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023	Percent Change
Income taxes	$10,281	$6,414	60.3%
Percentage of total revenues	7.1%	4.6%
Effective tax rate	25.4%	18.0%

The excess tax benefit associated with stock-based awards was $946,000 during the first quarter of 2024 as compared to $3,627,000 during the same period last year. The decrease in the excess tax benefit was due to a smaller increase in the value of our common stock between the grant date and the release date for the restricted stock units released during the first quarter of 2024 as compared to the first quarter of 2023. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.8% during the first quarter of 2024 as compared to 28.3% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Net cash provided by (used in) operating activities	$10,432	$(6,703)
Net cash used in investing activities	(1,482)	(5,668)
Net cash used in financing activities	(27,227)	(23,740)

We financed our business during the first three months of 2024 through available cash. As of March 29, 2024, our cash and cash equivalents were $168,665,000 as compared to $187,150,000 at December 29, 2023.

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

The decrease in net cash used in investing activities during the first three months of 2024, as compared to the same period last year, was due to a decrease in capital expenditures. The decrease in capital expenditures was due to a decrease in investment in our corporate infrastructure.

The increase in net cash used in financing activities during the first three months of 2024, as compared to the same period last year, was due to an increase in repurchases of our common stock and an increase in dividends partially offset by a decrease in payroll taxes for restricted stock units.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase shares of common stock under our stock repurchase programs, pay dividends, or strategically acquire professional service firms that are complementary to our business. We expect to finalize a 15- year extension of our land lease with the state of Arizona during the second quarter of 2024. Payments under the lease are currently $1 million per year and will continue at that level until the expiration of the current lease in January of 2028. We expect annual rent payments of $6.2 million during the extended term of the lease beginning in 2028 with adjustments in 2033 and 2038 based on the consumer price index. We are currently finalizing negotiations with the lessor, and as of the date of this filing the lease extension has not been executed.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $116,005,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at March 29, 2024. Vested amounts due under the plan of $13,134,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at March 29, 2024. Our assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of March 29, 2024, invested amounts under the plan of $113,844,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of March 29, 2024, invested amounts under the plan of $14,291,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended March 29, 2024 and March 31, 2023:

	Three Months Ended
(in thousands, except percentages)	March 29, 2024	March 31, 2023
Revenues before reimbursements	$137,207	$128,705
EBITDA	$40,121	$35,756
EBITDA as a % of revenues before reimbursements	29.2%	27.8%

The increase in EBITDA as a percentage of revenues before reimbursements, during the first quarter of 2024 as compared to the same period last year, was primarily due to an increase in utilization and a decrease in general and administrative expenses. Our utilization increased to 75% during the first quarter of 2024 as compared to 70% during the same period last year. The increase in utilization was due to strong business activity for our reactive service offerings and our successful efforts to align resources with demand. The decrease in general and administrative expenses was due to a decrease in recruiting expenses due to the decrease in technical full-time equivalent employees.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended March 29, 2024 and March 31, 2023:

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Net income	$30,142	$29,124
Add back (subtract):
Income taxes	10,281	6,414
Interest income, net	(2,626)	(1,770)
Depreciation and amortization	2,324	1,988
EBITDA	40,121	35,756
Stock-based compensation	7,340	7,063
EBITDAS	$47,461	$42,819

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

At March 29, 2024, we had net assets of approximately $16.6 million with a functional currency of the British Pound, net assets of approximately $4.3 million with a functional currency of the Hong Kong Dollar, net assets of approximately $2.9 million with a functional currency of the Singapore Dollar, and net assets of approximately $1.5 million with a functional currency of the Chinese Yuan associated with our operations in the United Kingdom, China, Hong Kong and Singapore, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At March 29, 2024, we had net assets denominated in the non-functional currency of approximately $9.2 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of March 29, 2024, the Company’s disclosure controls and procedures were effective.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended March 29, 2024 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
December 30 to January 26	-	$-	-	$38,390
January 27 to February 23	10	73.62	10	99,290
February 24 to March 29	61	77.69	61	94,534
Total	71	77.13	71	$94,534

(1)
On February 22, 2022, the Company’s Board of Directors announced $150,000,000 for repurchase of the Company’s common stock. On February 1, 2024, the Company’s Board of Directors announced and additional $61,610,000 for repurchase of the Company’s common stock. These repurchase programs have no expiration dates.

Repurchases of the Company’s common stock were affected pursuant to a repurchase program authorized by the Company’s Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans

The following table summarizes the adoption by the Company’s directors and officers of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended March 29, 2024:

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold	Aggregate Number of Securities to be Purchased
Paul Johnston, Director	February 22, 2024	September 27, 2024	48,000	0

During the three months ended March 29, 2024, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were modified or terminated by the Company’s directors and officers, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated by the Company’s directors and officers.

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

Date: May 3, 2024
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer