Form 10-Q
period 2024-06-28
EXPONENT INC
filed 2024-08-02
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2024

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

As of July 26, 2024, the latest practicable date, the registrant had 50,730,675 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

June 28, 2024 and December 29, 2023

(in thousands, except par value)

	June 28, 2024 (Unaudited)	December 29, 2023
Assets
Current assets:
Cash and cash equivalents	$203,262	$187,150
Accounts receivable, net of allowance for contract losses and doubtful accounts of $6,161 and $5,281 at June 28, 2024 and December 29, 2023, respectively	165,870	167,360
Prepaid expenses and other current assets	22,195	25,022
Total current assets	391,327	379,532

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $108,647 and $104,011 at June 28, 2024 and December 29, 2023, respectively	73,025	75,318
Operating lease right-of-use assets	71,556	24,600
Goodwill	8,607	8,607
Deferred income taxes	51,560	53,824
Deferred compensation plan assets	106,295	101,169
Other assets	6,807	3,727
Total assets	$709,177	$646,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$22,418	$22,125
Accrued payroll and employee benefits	90,728	111,773
Deferred revenues	13,775	21,709
Operating lease liabilities	4,903	6,302
Total current liabilities	131,824	161,909

Other liabilities	5,159	3,426
Deferred compensation plan liabilities	108,588	103,398
Operating lease liabilities	70,393	21,959
Total liabilities	315,964	290,692
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at June 28, 2024 and December 29, 2023	66	66
Additional paid-in capital	338,734	321,448
Accumulated other comprehensive loss
Foreign currency translation adjustments	(3,173)	(2,977)
Retained earnings	603,373	574,082
Treasury stock, at cost; 14,976 and 15,134 shares held at June 28, 2024 and December 29, 2023, respectively	(545,787)	(536,534)
Total stockholders’ equity	393,213	356,085
Total liabilities and stockholders’ equity	$709,177	$646,777

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 28, 2024 and June 30, 2023

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenues:
Revenues before reimbursements	$132,434	$129,653	$269,641	$258,358
Reimbursements	8,102	10,568	15,828	22,172
Revenues	140,536	140,221	285,469	280,530
Operating expenses:
Compensation and related expenses	79,466	82,836	169,793	167,017
Other operating expenses	11,185	10,305	21,716	19,866
Reimbursable expenses	8,102	10,568	15,828	22,172
General and administrative expenses	6,039	6,637	11,675	12,480
Total operating expenses	104,792	110,346	219,012	221,535
Operating income	35,744	29,875	66,457	58,995
Other income, net:
Interest income, net	2,231	1,593	4,857	3,363
Miscellaneous income (expense), net	1,707	4,785	8,791	9,433
Total other income, net	3,938	6,378	13,648	12,796
Income before income taxes	39,682	36,253	80,105	71,791
Income taxes	10,455	10,505	20,736	16,919
Net income	$29,227	$25,748	$59,369	$54,872
Net income per share:
Basic	$0.57	$0.50	$1.16	$1.07
Diluted	$0.57	$0.50	$1.15	$1.06
Shares used in per share computations:
Basic	51,111	51,255	51,059	51,193
Diluted	51,517	51,692	51,475	51,694
Cash dividends declared per common share	$0.28	$0.26	$0.56	$0.52

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 28, 2024 and June 30, 2023

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income	$29,227	$25,748	$59,369	$54,872
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	14	(133)	(196)	327
Comprehensive income	$29,241	$25,615	$59,173	$55,199

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 28, 2024 and June 30, 2023

(in thousands)

(unaudited)

	Three and Six Months Ended June 28, 2024
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	loss	earnings	Shares	Amount	Total
Balance at December 29, 2023	65,707	$66	$321,448	$(2,977)	$574,082	15,134	$(536,534)	$356,085
Employee stock purchase plan	-	-	450	-	-	(7)	68	$518
Amortization of unrecognized stock-based compensation	-	-	4,026	-	-	-	-	$4,026
Purchase of treasury shares	-	-	-	-	-	71	(5,466)	$(5,466)
Foreign currency translation adjustments	-	-	-	(210)	-	-	-	$(210)
Grant of restricted stock units to settle accrued bonus	-	-	10,846	-	-	-	-	$10,846
Settlement of restricted stock units	-	-	(1,797)	-	(720)	(159)	(4,279)	$(6,796)
Exercise of stock options	-	-	41	-		(6)	59	$100
Dividends and dividend equivalent rights	-	-	-	-	(14,934)	-	-	$(14,934)
Net income	-	-	-	-	30,142	-	-	30,142
Balance at March 29, 2024	65,707	$66	$335,014	$(3,187)	$588,570	15,033	$(546,152)	$374,311
Employee stock purchase plan	-	-	392	-	-	(5)	48	440
Amortization of unrecognized stock-based compensation	-	-	2,495	-	-	-	-	2,495
Purchase of treasury shares	-	-	-	-	-	3	(244)	(244)
Foreign currency translation adjustments	-	-	-	14	-		-	14
Settlement of restricted stock units	-	-	(78)	-	-	(7)	78	-
Exercise of stock options	-	-	911	-		(48)	483	1,394
Dividends and dividend equivalent rights	-	-	-	-	(14,424)	-	-	(14,424)
Net income	-	-	-	-	29,227	-	-	29,227
Balance at June 28, 2024	65,707	$66	$338,734	$(3,173)	$603,373	14,976	$(545,787)	$393,213

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 28, 2024 and June 30, 2023

(in thousands)

(unaudited)

	Three and Six Months Ended June 30, 2023
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 30, 2022	65,707	$66	$301,002	$(3,587)	$528,810	15,064	$(505,539)	$320,752
Employee stock purchase plan	-	-	517	-	-	(6)	63	580
Amortization of unrecognized stock-based compensation	-	-	4,205	-	-	-	-	4,205
Foreign currency translation adjustments	-	-	-	460	-	-	-	460
Grant of restricted stock units to settle accrued bonus	-	-	10,497	-	-	-	-	10,497
Settlement of restricted stock units	-	-	(1,741)	-	(1,009)	(178)	(7,170)	(9,920)
Exercise of stock options	-	-	22			(8)	78	100
Dividends and dividend equivalent rights	-	-	-	-	(13,942)	-	-	(13,942)
Net income	-	-	-	-	29,124	-	-	29,124
Balance at March 31, 2023	65,707	66	314,502	(3,127)	542,983	14,872	(512,568)	341,856
Employee stock purchase plan	-	-	498	-	-	(6)	65	563
Amortization of unrecognized stock-based compensation	-	-	2,422	-	-	-	-	2,422
Foreign currency translation adjustments	-	-	-	(133)	-	-	-	(133)
Settlement of restricted stock units	-	-	(76)	-	-	(8)	76	-
Dividends and dividend equivalent rights	-	-	-	-	(13,377)	-	-	(13,377)
Net income	-	-	-	-	25,748	-	-	25,748
Balance at June 30, 2023	65,707	66	317,346	(3,260)	555,354	14,858	(512,427)	357,079

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 28, 2024 and June 30, 2023

(in thousands)

(unaudited)

	Six Months Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$59,369	$54,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,810	4,174
Provision for contract losses and doubtful accounts	2,359	1,286
Stock-based compensation	12,917	12,286
Deferred income tax provision	2,264	1,697
Changes in operating assets and liabilities:
Accounts receivable	(869)	(7,002)
Prepaid expenses and other current assets	1,769	(21)
Change in operating leases	79	(657)
Accounts payable and accrued liabilities	2,555	(9,116)
Accrued payroll and employee benefits	(18,548)	(16,186)
Deferred revenues	(7,934)	(7,491)
Net cash provided by operating activities	58,771	33,842
Cash flows from investing activities:
Capital expenditures	(2,628)	(11,116)
Net cash used in investing activities	(2,628)	(11,116)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(6,796)	(9,920)
Repurchase of common stock	(5,710)	-
Exercise of stock-based payment awards	2,453	1,243
Dividends and dividend equivalents rights	(29,776)	(27,717)
Net cash used in financing activities	(39,829)	(36,394)
Effect of foreign currency exchange rates on cash and cash equivalents	(202)	384
Net change in cash and cash equivalents	16,112	(13,284)
Cash and cash equivalents at beginning of period	187,150	161,458
Cash and cash equivalents at end of period	$203,262	$148,174

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 28, 2024 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2023, which was filed with the U.S. Securities and Exchange Commission on February 23, 2024 and amended on April 17, 2024.

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

The following table discloses the percentage of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Engineering & Other Scientific	62%	64%	64%	64%
Environmental and Health	15%	15%	16%	15%
Total time and materials revenues	77%	79%	80%	79%

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

The following table discloses the percentage of the Company’s revenue generated from fixed price contracts:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Engineering & Other Scientific	22%	19%	19%	19%
Environmental and Health	1%	2%	1%	2%
Total fixed price revenues	23%	21%	20%	21%

Deferred revenues represent amounts billed to clients in advance of services provided. During the second quarter of 2024, $4,677,000 of revenues were recognized that were included in the deferred revenue balance at March 29, 2024. During the first six months of 2024, $11,296,000 of revenues were recognized that were included in the deferred revenue balance at December 29, 2023.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $3,787,000 and $2,598,000 during the second quarter of 2024 and 2023, respectively, and $6,533,000 and $8,349,000 during the first six months of 2024 and 2023, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and six months ended June 28, 2024 and June 30, 2023. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 28, 2024:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$56,131	$56,131	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	38,152	38,152	-	-
Equity trading securities held in deferred compensation plan (2)	80,644	80,644	-	-
Total	$174,927	$174,927	$-	$-
Liabilities
Deferred compensation plan (3)	120,123	120,123	-	-
Total	$120,123	$120,123	$-	$-

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

The fair value of these certain financial assets and liabilities was determined using the following inputs at December 29, 2023:

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

Money market securities as of June 28, 2024 and December 29, 2023 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of June 28, 2024:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$147,131	$-	$-	$147,131
Cash equivalents:
Money market securities	56,131	-	-	56,131
Total cash equivalents	56,131	-	-	56,131
Total cash and cash equivalents	$203,262	$-	$-	$203,262

Cash and cash equivalents consisted of the following as of December 29, 2023:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$132,464	$-	$-	$132,464
Cash equivalents:
Money market securities	54,686	-	-	54,686
Total cash equivalents	54,686	-	-	54,686
Total cash and cash equivalents	$187,150	$-	$-	$187,150

At June 28, 2024 and December 29, 2023, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at June 28, 2024 and December 29, 2023, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. Due to their short-term nature, the estimated fair value of such instruments at June 28, 2024 and December 29, 2023 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Shares used in basic per share computation	51,111	51,255	51,059	51,193
Effect of dilutive common stock options outstanding	174	188	169	201
Effect of dilutive restricted stock units outstanding	232	249	247	300
Shares used in diluted per share computation	51,517	51,692	51,475	51,694

Common stock options to purchase 63,333 shares were excluded from the diluted per share calculation for the three months ended June 28, 2024 and June 30, 2023, due to their anti-dilutive effect. Common stock options to purchase 100,833 shares and 22,253 shares were excluded from the diluted per share calculation for the six months ended June 28, 2024 and June 30, 2023, respectively, due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $3,082,000 and

$2,802,000 during the three months ended June 28, 2024 and June 30, 2023, respectively. For the six months ended June 28, 2024 and June 30, 2023, the Company recorded stock-based compensation expense associated with accrued bonus awards of $6,396,000 and $5,659,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,127,000 and $2,105,000 during the three months ended June 28, 2024 and June 30, 2023, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $5,834,000 and $6,086,000 during the six months ended June 28, 2024 and June 30, 2023, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $368,000 and $317,000 during the three months ended June 28, 2024 and June 30, 2023, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $687,000 and $541,000 during the six months ended June 28, 2024 and June 30, 2023, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of June 28, 2024 and December 29, 2023, the invested amounts under the plans totaled $118,796,000 and $115,187,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income (loss), net.

As of June 28, 2024 and December 29, 2023, vested amounts due under the plans totaled $120,123,000 and $116,564,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended June 28, 2024, the Company recognized additional compensation expense of $875,000 as a result of changes in the market value of the trust assets with the same amount being recorded as gain in miscellaneous income (loss), net. During the three months ended June 30, 2023, the Company recognized additional compensation expense of $4,122,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (loss), net. During the six months ended June 28, 2024, the Company recognized additional compensation expense of $7,144,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the six months ended June 30, 2023, the Company recognized additional compensation expense of $8,039,000 as a result of changes in the market value of the trust assets with the same amount being recorded as an income in miscellaneous income (loss), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	June 28, 2024	June 30, 2023
Cash paid during period:
Income taxes	$18,490	$16,460
Non-cash investing and financing activities:
Vested stock unit awards issued to settle accrued bonuses	$10,846	$10,497
Accrual for capital expenditures as of period end	$25	$2,110
Leasehold improvements obtained in exchange for right-of-use asset	$-	$3,219
Right-of-use asset obtained in exchange for operating lease obligations	$50,657	$13,532

Note 8: Accounts Receivable, Net

At June 28, 2024 and December 29, 2023, accounts receivable, net, was comprised of the following:

	June 28,	December 29,
(In thousands)	2024	2023
Billed accounts receivable	$117,977	$128,052
Unbilled accounts receivable	54,054	44,589
Allowance for contract losses and doubtful accounts	(6,161)	(5,281)
Total accounts receivable, net	$165,870	$167,360

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows (in thousands):

Balance at December 29, 2023	$5,281
Provision for contract losses and doubtful accounts	2,359
Write-offs	(1,479)
Balance at June 28, 2024	$6,161

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

Segment information for the three and six months ended June 28, 2024 and June 30, 2023 follows:

Revenues

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Engineering and Other Scientific	$118,477	$116,647	$239,948	$233,695
Environmental and Health	22,059	23,574	45,521	46,835
Total revenues	$140,536	$140,221	$285,469	$280,530

Operating Income

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Engineering and Other Scientific	$43,765	$38,711	$92,396	$82,330
Environmental and Health	7,259	7,521	15,495	15,075
Total segment operating income	51,024	46,232	107,891	97,405
Corporate operating expense	(15,280)	(16,357)	(41,434)	(38,410)
Total operating income	$35,744	$29,875	$66,457	$58,995

Certain operating expenses are excluded from the Company’s measure of segment operating income. These expenses include costs associated with its human resources, legal, finance, information technology, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with its deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in its allowance for contract losses and doubtful accounts.

Capital Expenditures

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Engineering and Other Scientific	$465	$1,261	$882	$2,669
Environmental and Health	45	19	74	114
Total segment capital expenditures	510	1,280	956	2,783
Corporate capital expenditures	497	8,287	1,560	12,645
Total capital expenditures	$1,007	$9,567	$2,516	$15,428

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Engineering and Other Scientific	$1,765	$1,372	$3,393	$2,678
Environmental and Health	54	54	103	102
Total segment depreciation and amortization	1,819	1,426	3,496	2,780
Corporate depreciation and amortization	667	760	1,314	1,394
Total depreciation and amortization	$2,486	$2,186	$4,810	$4,174

No single client comprised more than 10% of the Company’s revenues during the three and six months ended June 28, 2024 and June 30, 2023.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of June 28, 2024.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the State of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. On June 19, 2024, the Company entered into an agreement with the State of Arizona to extend this lease for 15 years beginning on January 17, 2028. The Company is currently obligated to make payments under the lease of $1,009,000 per year, which obligation will continue at that level until January 16, 2028. Beginning on January 17, 2028, the Company’s payments under the lease will increase to approximately $6,183,000 per year for the 15-year extension term with adjustments to the annual rent payment in 2033 and 2038 based on the consumer price index. As a result of this extension, the Company added an additional right-of-use asset in exchange for an operating lease liability of $48,683,000 during the second quarter of 2024. As of June 28, 2024, the Company has determined that the exercise of the second renewal option is not reasonably certain and thus that extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $927,000 and $853,000 was included in other income for the three months ended June 28, 2024 and June 30, 2023, respectively.

Rental income of $1,769,000 and $1,609,000 was included in other income for the six months ended June 28, 2024 and June 30, 2023, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Operating lease cost	$2,392	$1,778	$4,507	$3,565
Variable lease cost	385	503	748	873
Short-term lease cost	343	405	650	681

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,804	$1,437	$4,348	$3,801

Supplemental balance sheet information related to operating leases was as follows:

	June 28, 2024	June 30, 2023
Weighted Average Remaining Lease Term	14.5 years	6.5 years
Weighted Average Discount Rate	6.4%	5.0%

Maturities of operating lease liabilities as of June 28, 2024:

Operating
(In thousands)	Leases
2024 (excluding the six months ended June 28, 2024)	3,130
2025	7,160
2026	6,333
2027	5,048
2028	8,502
Thereafter	94,959
Total lease payments	$125,132
Less imputed interest	(49,836)
Total lease liability	$75,296

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

Note 12: Subsequent Events

On July 25, 2024, the Company’s Board of Directors announced a cash dividend of $0.28 per share of the Company’s common stock, payable September 20, 2024, to stockholders of record as of September 6, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2023, which are contained in our fiscal 2023 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 23, 2024 and amended on April 17, 2024 (our “2023 Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to us or our management, identify such forward-looking statements. Such statements reflect the current views of us or our management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our 2023 Annual Report under the heading “Risk Factors”. The inclusion of such forward-looking information should not be regarded as a representation by the us or any other person that the future events, plans, or expectations we contemplated will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not intend to release publicly any updates or revisions to any such forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the six months ended June 28, 2024, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2024 were to $140,536,000 as compared to $140,221,000 during the same period last year. Revenues before reimbursements for the second quarter of 2024 increased 2% to $132,434,000 as compared to $129,653,000 during the same period last year.

Growth during the second quarter of 2024 was driven by demand for our reactive services, which included product safety engagements and disputes-related work across the transportation, utilities and medical device sectors. Our revenue growth moderated during the quarter due to an usually high hurdle for year-over-year comparisons resulting from the approximately 20% growth in our prior year reactive business and ongoing headwinds in the consumer electronics and chemicals sectors.

Net income increased 14% to $29,227,000 during the second quarter of 2024 as compared to $25,748,000 during the same period last year. Diluted earnings per share increased to $0.57 per share during the second quarter of 2024 as compared to $0.50 in the same period last year. The increase in profitability was due to our successful efforts to align resources with demand.

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

Overview of the Three Months Ended June 28, 2024

During the second quarter of 2024, billable hours decreased 2% to 381,000 as compared to 388,000 during the same period last year. Our utilization increased to 75% during the second quarter of 2024 as compared to 69% during the same period last year. Technical full-time equivalent employees decreased 9% to 975 during the second quarter of 2024 as compared to 1,077 during the same period last year.

Three Months Ended June 28, 2024 compared to Three Months Ended June 30, 2023

Revenues

	Three Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Engineering and Other Scientific	$118,477	$116,647	1.6%
Percentage of total revenues	84.3%	83.2%
Environmental and Health	22,059	23,574	-6.4%
Percentage of total revenues	15.7%	16.8%
Total revenues	$140,536	$140,221	0.2%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billing rates partially offset by a decrease in billable hours. During the second quarter of 2024, billable hours for this segment decreased by 1% to 306,000 as compared to 308,000 during the same period last year. Utilization for this segment increased to 77% during the second quarter of 2024 as compared to 70% during the same period last year. The increase in revenues was driven by our services across the transportation and energy sectors. Technical full-time equivalent employees in this segment decreased 9% to 765 during the second quarter of 2024 as compared to 842 for the same period last year.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours. During the second quarter of 2024, billable hours for this segment decreased by 6% to 75,000 as compared to 80,000 during the same period last year. Utilization for this segment increased to 68% during the second quarter of 2024 as compared to 65% during the same period last year. The decrease in revenues for this segment was related to ongoing headwinds in the chemical sector. Technical full-time equivalent employees in this segment decreased 11% to 210 as compared to 235 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Compensation and related expenses	$79,466	$82,836	-4.1%
Percentage of total revenues	56.5%	59.1%

The decrease in compensation and related expenses during the second quarter of 2024 was due to a change in the value of assets associated with our deferred compensation plan. During the second quarter of 2024, deferred compensation expense decreased by $3,247,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of plan assets of $875,000 during the second quarter of 2024 as compared to an increase in the value of plan assets of $4,122,000 during the same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Other operating expenses	$11,185	$10,305	8.5%
Percentage of total revenues	8.0%	7.3%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the second quarter of 2024 was primarily due to an increase in occupancy expense of $527,000 and an increase in depreciation and amortization expense of $300,000. The increases in occupancy expense and depreciation and amortization were primarily due to investment in our corporate infrastructure. Our land lease with the State of Arizona was extended on June 19, 2024. This extension will result in additional non-cash rent expense of approximately $1,085,000 in each of the third and fourth quarters of 2024. This increased level of rent expense will continue through the extended lease term ending in January of 2043 with adjustments in 2033 and 2038 based on the consumer price index. We also expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Reimbursable expenses	$8,102	$10,568	-23.3%
Percentage of total revenues	5.8%	7.5%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The decrease in reimbursable expenses during the second quarter of 2024 was due to a decrease in proactive projects for the consumer electronics sector.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
General and administrative expenses	$6,039	$6,637	-9.0%
Percentage of total revenues	4.3%	4.7%

The decrease in general and administrative expenses was primarily due to a decrease in travel and meals of $357,000 and a decrease in bad debt expense of $173,000. The decrease in travel and meals was due to the decrease in technical full-time equivalent employees. The decrease in bad debt expense was due to a decrease in write-offs. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Operating Income

	Three Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Engineering and Other Scientific	$43,765	$38,711	13.1%
Environmental and Health	7,259	7,521	-3.5%
Total segment operating income	51,024	46,232	10.4%
Corporate operating expense	(15,280)	(16,357)	-6.6%
Total operating income	$35,744	$29,875	19.6%

The increase in operating income for our Engineering and Other Scientific segment during the second quarter of 2024 as compared to the same period last year was due to an increase in revenues and an increase in utilization. The increase in revenues was due to an increase in billing rates partially offset by a decrease in billable hours. Growth during the second quarter of 2024 was driven by our reactive services across the transportation and energy sectors. The increase in utilization was due to our efforts to align resources with demand. The decrease in operating income for our Environmental and Health segment during the second quarter of 2024 was due to ongoing headwinds in the chemical industry.

Certain operating expenses are excluded from our measure of segment operating income. These expenses include the costs associated with our human resources, legal, finance, information technology, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with our deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in our allowance for contract losses and doubtful accounts.

The decrease in corporate operating expenses during the second quarter of 2024 as compared to the same period last year was primarily due to a decrease in deferred compensation expense partially offset by an increase in the costs associated with our human resources, legal, finance, information technology and business development groups. During the second quarter of 2024, deferred compensation expense decreased $3,247,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of plan assets of $875,000 during the second quarter of 2024 as compared to an increase in the value of plan assets of $4,122,000 during the same period last year.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Other income / (loss), net	$3,938	$6,378	-38.3%
Percentage of total revenues	2.8%	4.5%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by an increase in interest income. During the second quarter of 2024, other income, net, decreased by $3,247,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $875,000 during the second quarter of 2024 as compared to an increase in the value of the plan assets of $4,122,000 during the same period last year. The increase in interest income of $638,000 was due to higher interest rates.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Income taxes	$10,455	$10,505	-0.5%
Percentage of total revenues	7.4%	7.5%
Effective tax rate	26.3%	29.0%

The decrease in our effective tax rate was due primarily to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards was $726,000 during the second quarter of 2024 as compared to $12,000 during the same period last year.

Six Months Ended June 28, 2024 compared to Six Months Ended June 30, 2023

Revenues

	Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Engineering and Other Scientific	$239,948	$233,695	2.7%
Percentage of total revenues	84.1%	83.3%
Environmental and Health	45,521	46,835	-2.8%
Percentage of total revenues	15.9%	16.7%
Total revenues	$285,469	$280,530	1.8%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the first six months of 2024, billable hours for this segment increased by 1% to 620,000 as compared to 614,000 during the same period last year. Utilization for this segment increased to 77% during the first six months of 2024 as compared to 71% during the same period last year. The increase in billable hours was driven by continued strong demand from the energy, vehicle and medical device industries. Technical full-time equivalent employees in this segment decreased 7% to 775 during the first six months of 2024 as compared to 830 for the same period last year.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours partially offset by an increase in our realized billing rate. During the first six months of 2024, billable hours for this segment decreased by 4% to 152,000 as compared to 159,000 during the same period last year. Utilization in this segment increased to 68% during the first six months of 2024 as compared to 65% during the same period last year. The decrease in revenues for this segment was related to ongoing headwinds in the chemical sector. Technical full-time equivalent employees in this segment decreased by 8% to 214 during the first six months of 2024 as compared to 234 during the same period last year.

Compensation and Related Expenses

	Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Compensation and related expenses	$169,793	$167,017	1.7%
Percentage of total revenues	59.5%	59.5%

The increase in compensation and related expenses during the first six months of 2024 was due to an increase in payroll expense, an increase in fringe benefits and an increase in bonus expense partially offset by a change in the value of assets associated with our deferred compensation plan. Payroll expense increased $1,748,000 and fringe benefits increased by $876,000 during the first six months of 2024 due to the impact of our annual salary adjustments partially offset by the decrease in technical full-time equivalent employees. Bonus expense increased by $1,409,000 during the first six months of 2024 due to a corresponding increase to our bonus pool which is equal to 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. During the first six months of 2024, deferred compensation expense decreased $897,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of plan assets of $7,142,000 during the first six months of 2024 as compared to an increase in the value of plan assets of $8,039,000 during the same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Other operating expenses	$21,716	$19,866	9.3%
Percentage of total revenues	7.6%	7.1%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first six months of 2024 was primarily due to an increase in occupancy expense of $1,003,000 and an increase in depreciation expense of $636,000. The increase in occupancy expense was primarily due to investment in our corporate infrastructure. The increase in depreciation and amortization were also due to continued investments in our corporate infrastructure. Our land lease with the State of Arizona was extended on June 19, 2024. This extension will result in additional non-cash rent expense of approximately $1,085,000 in each of the third and fourth quarters of 2024. This increased level of rent expense will continue through the extended lease term ending in January of 2043 with adjustments in 2033 and 2038 based on the consumer price index. We also expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Reimbursable expenses	$15,828	$22,172	-28.6%
Percentage of total revenues	5.5%	7.9%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The decrease in reimbursable expenses during the first six months of 2024 was due to a decrease in proactive projects for the consumer electronics sector.

General and Administrative Expenses

	Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
General and administrative expenses	$11,675	$12,480	-6.5%
Percentage of total revenues	4.1%	4.4%

The decrease in general and administrative expenses was primarily due to a decrease in travel and meals of $306,000, a decrease in marketing and business development expenses of $159,000 and a decrease in bad debt expense of $109,000. The decrease in travel and meals was due to the decrease in technical full-time equivalent employees. The decrease in marketing and business development expenses was due to the decrease in technical full-time equivalent employees. The decrease in bad debt expense was due to a decrease in write-offs. We expect general and administrative expenses to increase as we expand our business development and staff development initiatives.

Operating Income

	Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Engineering and Other Scientific	$92,396	$82,330	12.2%
Environmental and Health	15,495	15,075	2.8%
Total segment operating income	107,891	97,405	10.8%
Corporate operating expense	(41,434)	(38,410)	7.9%
Total operating income	$66,457	$58,995	12.6%

The increase in operating income for our Engineering and Other Scientific segment during the first six months of 2024 as compared to the same period last year was due to an increase in revenues and an increase in utilization. The increase in revenues was primarily due to an increase in billing rates. The increase in utilization was due to our efforts to align resources with demand. Growth was driven by demand for our services across the energy, vehicle and medical device industries. The increase in operating income for our Environmental and Health segment was driven by our regulatory consulting services.

Certain operating expenses are excluded from our measure of segment operating income. These expenses include the costs associated with our human resources, legal, finance, information technology, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with our deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in our allowance for contract losses and doubtful accounts.

The increase in corporate operating expenses during the first six months of 2024 as compared to the same period last year was primarily due to an increase in the costs associated with our human resources, legal, finance, information technology and business development groups partially offset by a decrease in deferred compensation expense. During the first six months of 2024, deferred compensation expense decreased $897,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of plan assets of $7,142,000 during the first six months of 2024 as compared to an increase in the value of plan assets of $8,039,000 during the same period last year.

Other Income, Net

	Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Other income (loss), net	$13,648	$12,796	6.7%
Percentage of total revenues	4.8%	4.6%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to an increase in interest income partially offset by a change in the value of assets associated with our deferred compensation plan. During the first six months of 2024, interest income increased by $1,494,000 as compared to the same period last year due to higher interest rates. During the first six months of 2024, other income, net, decreased $897,000 with a corresponding decrease to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of the plan assets of $7,142,000 during the first six months of 2024 as compared to an increase in the value of the plan assets of $8,039,000 during the same period last year.

Income Taxes

	Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	Percent Change
Income taxes	$20,736	$16,919	22.6%
Percentage of total revenues	7.3%	6.0%
Effective tax rate	25.9%	23.6%

The excess tax benefit associated with stock-based awards was $1,672,000 during the first six months of 2024 as compared to $3,639,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 28.0% during the first six months of 2024 as compared to 28.6% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

	Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023
Net cash provided by operating activities	$58,771	$33,842
Net cash used in by investing activities	(2,628)	(11,116)
Net cash used in financing activities	(39,829)	(36,394)

We financed our business during the first six months of 2024 through available cash. As of June 28, 2024, our cash and cash equivalents were $203,262,000 as compared to $187,150,000 at December 29, 2023.

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

The decrease in net cash used in investing activities during the first six months of 2024, as compared to the same period last year, was due to a decrease in capital expenditures primarily due to leasehold improvements during 2023 associated with our office and lab space in Philadelphia.

The increase in net cash used in financing activities during the first six months of 2024, as compared to the same period last year, was due to an increase in repurchases of our common stock and an increase in dividends partially offset by a reduction in payroll taxes for restricted stock units.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase shares of common stock under our stock repurchase programs, pay dividends, or strategically acquire professional service firms that are complementary to our business.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $108,588,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at June 28, 2024. Vested amounts due under the plan of $11,535,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at June 28, 2024. Our assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of June 28, 2024, invested amounts under the plan of $106,295,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of June 28, 2024, invested amounts under the plan of $12,501,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

On June 19, 2024, we entered into an agreement with the State of Arizona to extend our land lease for 15 years beginning on January 17, 2028. We are currently obligated to make payments under the lease of $1,009,000 per year, which obligation will continue at that level until January 16, 2028. Beginning on January 17, 2028, our payments under the lease will increase to approximately $6,183,000 per year for the 15-year extension term with adjustments to the annual rent payment in 2033 and 2038 based on the consumer price index. As a result of this extension, we added an additional right-of-use asset in exchange for an operating lease liability of $48,683,000 during the second quarter of 2024.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and six months ended June 28, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenues before reimbursements	$132,434	$129,653	$269,641	$258,358
EBITDA	$39,937	$36,846	$80,058	$72,602
EBITDA as a % of revenues before reimbursements	30.2%	28.4%	29.7%	28.1%

The increase in EBITDA as a percentage of revenues before reimbursements during the second quarter of 2024 as compared to the same period last year was primarily due an increase in utilization and a decrease in general and administrative expenses. Our utilization increased to 75% during the second quarter of 2024 as compared to 69% during the same period last year. The increase in utilization was due to strong business activity for our reactive service offerings and our successful efforts to align resources with demand. The decrease in general and administrative expenses was due to a decrease in outside consulting expenses associated with a lower level of activity of content creation for our external website and a decrease in travel and meals due to the decrease in technical full-time equivalent employees.

The increase in EBITDA as a percentage of revenues before reimbursements during the first six months of 2024 as compared to the same period last year was primarily due to an increase in utilization and a decrease in general and administrative expenses. Our utilization increased to 75% during the first six month of 2024 as compared to 70%

during the same period last year. The increase in utilization was due to strong business activity for our reactive service offerings and our successful efforts to align resources with demand. The decrease in general and administrative expenses was due to a decrease in outside consulting expenses associated with a lower level of activity of content creation for our external website and a decrease in travel and meals due to the decrease in technical full-time equivalent employees.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended June 28, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income	$29,227	$25,748	$59,369	$54,872
Add back (subtract):
Income taxes	10,455	10,505	20,736	16,919
Interest income, net	(2,231)	(1,593)	(4,857)	(3,363)
Depreciation and amortization	2,486	2,186	4,810	4,174
EBITDA	39,937	36,846	80,058	72,602
Stock-based compensation	5,577	5,223	12,917	12,286
EBITDAS	$45,514	$42,069	$92,975	$84,888

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

At June 28, 2024, we had net assets of approximately $19.5 million with a functional currency of the British Pound, net assets of approximately $3.8 million with a functional currency of the Singapore Dollar, net assets of approximately $1.9 million with a functional currency of the Chinese Yuan, and net assets of approximately $1.5 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, Singapore, China, and Hong Kong, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At June 28, 2024, we had net assets denominated in the non-functional currency of approximately $10.1 million.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of June 28, 2024, the Company’s disclosure controls and procedures were effective.

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

(b)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended June 28, 2024 (in thousands, except price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
March 30 to April 26	3	$77.70	3	$94,290
April 27 to May 24	-	-	-	$94,290
May 25 to June 28	-	-	-	$94,290
Total	3	77.70	3	$94,290

(1)
On February 22, 2022, the Company’s Board of Directors announced $150,000,000 for repurchase of the Company’s common stock. On February 1, 2024, the Company's Board of Directors announced an additional $61,610,000 for repurchase of the Company's common stock. These repurchase programs have no expiration date.

Repurchases of the Company’s common stock were affected pursuant to a repurchase program authorized by the Company’s Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 28, 2024.

Item 6. Exhibits

(a)
Exhibit Index

10.1	Notice of Election to Extend Lease between the Company and the Arizona State Land Department (incorporated by reference from the Company's Current Report on Form 8-K as filed on June 24, 2024)

10.2	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company's Schedule 14A on April 22, 2024)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Embedded Linkbase Documents

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: August 2, 2024
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer