Form 10-Q
period 2024-09-27
EXPONENT INC
filed 2024-11-01
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2024

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

As of October 25, 2024, the latest practicable date, the registrant had 50,764,457 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

September 27, 2024 and December 29, 2023

(in thousands, except par value)

(unaudited)

	September 27, 2024	December 29, 2023
Assets
Current assets:
Cash and cash equivalents	$219,708	$187,150
Accounts receivable, net of allowance for contract losses and doubtful accounts of $6,481 and $5,281 at September 27, 2024 and December 29, 2023, respectively	168,618	167,360
Prepaid expenses and other current assets	24,255	25,022
Total current assets	412,581	379,532

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $110,828 and $104,011 at September 27, 2024 and December 29, 2023, respectively	72,862	75,318
Operating lease right-of-use assets	75,797	24,600
Goodwill	8,607	8,607
Deferred income taxes	54,345	53,824
Deferred compensation plan assets	113,225	101,169
Other assets	6,648	3,727
Total assets	$744,065	$646,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$22,646	$22,125
Accrued payroll and employee benefits	96,738	111,773
Deferred revenues	13,414	21,709
Operating lease liabilities	4,940	6,302
Total current liabilities	137,738	161,909

Other liabilities	4,604	3,426
Deferred compensation plan liabilities	115,527	103,398
Operating lease liabilities	75,922	21,959
Total liabilities	333,791	290,692
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at September 27, 2024 and December 29, 2023	66	66
Additional paid-in capital	342,301	321,448
Accumulated other comprehensive loss
Foreign currency translation adjustments	(1,606)	(2,977)
Retained earnings	614,991	574,082
Treasury stock, at cost; 14,942 and 15,134 shares held at September 27, 2024 and December 29, 2023, respectively	(545,478)	(536,534)
Total stockholders’ equity	410,274	356,085
Total liabilities and stockholders’ equity	$744,065	$646,777

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 27, 2024 and September 29, 2023

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Revenues:
Revenues before reimbursements	$125,085	$124,959	$394,726	$383,317
Reimbursements	11,194	8,377	27,022	30,549
Revenues	136,279	133,336	421,748	413,866
Operating expenses:
Compensation and related expenses	81,954	74,011	251,747	241,028
Other operating expenses	11,975	10,997	33,691	30,863
Reimbursable expenses	11,194	8,377	27,022	30,549
General and administrative expenses	5,309	6,018	16,984	18,498
Total operating expenses	110,432	99,403	329,444	320,938
Operating income	25,847	33,933	92,304	92,928
Other income, net:
Interest income, net	2,559	1,858	7,416	5,221
Miscellaneous income (expense), net	7,531	(1,774)	16,322	7,659
Total other income, net	10,090	84	23,738	12,880
Income before income taxes	35,937	34,017	116,042	105,808
Income taxes	9,893	9,479	30,629	26,398
Net income	$26,044	$24,538	$85,413	$79,410
Net income per share:
Basic	$0.51	$0.48	$1.67	$1.55
Diluted	$0.50	$0.48	$1.66	$1.54
Shares used in per share computations:
Basic	51,177	51,203	51,098	51,197
Diluted	51,622	51,645	51,527	51,680
Cash dividends declared per common share	$0.28	$0.26	$0.84	$0.78

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 27, 2024 and September 29, 2023

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net income	$26,044	$24,538	$85,413	$79,410
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,567	(515)	1,371	(188)
Comprehensive income	$27,611	$24,023	$86,784	$79,222

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 27, 2024 and September 29, 2023

(in thousands)

(unaudited)

	Three and Nine Months Ended September 27, 2024
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	loss	earnings	Shares	Amount	Total
Balance at December 29, 2023	65,707	$66	$321,448	$(2,977)	$574,082	15,134	$(536,534)	$356,085
Employee stock purchase plan	-	-	842	-	-	(12)	116	958
Amortization of unrecognized stock-based compensation	-	-	6,521	-	-	-	-	6,521
Purchase of treasury shares	-	-	-	-	-	74	(5,710)	(5,710)
Foreign currency translation adjustments	-	-	-	(196)	-	-	-	(196)
Grant of restricted stock units to settle accrued bonus	-	-	10,846	-	-	-	-	10,846
Settlement of restricted stock units	-	-	(1,875)	-	(720)	(166)	(4,201)	(6,796)
Exercise of stock options			952			(54)	542	1,494
Dividends and dividend equivalent rights	-	-	-	-	(29,358)	-	-	(29,358)
Net income	-	-	-	-	59,369	-	-	59,369
Balance at June 28, 2024	65,707	$66	$338,734	$(3,173)	$603,373	14,976	$(545,787)	$393,213
Employee stock purchase plan	-	-	413	-	-	(4)	44	457
Amortization of unrecognized stock-based compensation	-	-	2,623	-	-	-	-	2,623
Foreign currency translation adjustments	-	-	-	1,567	-	-	-	1,567
Settlement of restricted stock units			(13)			(1)	(21)	(34)
Exercise of stock options			544			(29)	286	830
Dividends and dividend equivalent rights	-	-	-	-	(14,426)	-	-	(14,426)
Net income	-	-	-	-	26,044	-	-	26,044
Balance at September 27, 2024	65,707	$66	$342,301	$(1,606)	$614,991	14,942	$(545,478)	$410,274

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 27, 2024 and September 29, 2023

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

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 27, 2024 and September 29, 2023

(in thousands)

(unaudited)

	Nine Months Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net income	$85,413	$79,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	7,199	6,535
Provision for contract losses and doubtful accounts	3,140	1,911
Stock-based compensation	18,382	17,177
Deferred income tax provision	(521)	(539)
Changes in operating assets and liabilities:
Accounts receivable	(4,398)	(13,551)
Prepaid expenses and other current assets	257	(5,886)
Change in operating leases	1,404	(451)
Accounts payable and accrued liabilities	1,502	(7,094)
Accrued payroll and employee benefits	(15,598)	(13,124)
Deferred revenues	(8,295)	(8,345)
Net cash provided by operating activities	88,485	56,043
Cash flows from investing activities:
Capital expenditures	(4,342)	(14,422)
Net cash used in investing activities	(4,342)	(14,422)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(6,830)	(9,920)
Repurchase of common stock	(5,709)	(16,970)
Exercise of stock-based payment awards	3,739	1,812
Dividends and dividend equivalents rights	(43,988)	(40,894)
Net cash used in financing activities	(52,788)	(65,972)
Effect of foreign currency exchange rates on cash and cash equivalents	1,203	(8)
Net change in cash and cash equivalents	32,558	(24,359)
Cash and cash equivalents at beginning of period	187,150	161,458
Cash and cash equivalents at end of period	$219,708	$137,099

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 27, 2024 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2023, which was filed with the U.S. Securities and Exchange Commission on February 23, 2024 and amended on April 17, 2024.

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

The following table discloses the percentage of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Engineering & Other Scientific	63%	61%	63%	63%
Environmental and Health	15%	15%	16%	15%
Total time and materials revenues	78%	76%	79%	78%

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

The following table discloses the percentage of the Company’s revenue generated from fixed price contracts:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Engineering & Other Scientific	21%	23%	20%	20%
Environmental and Health	1%	1%	1%	2%
Total fixed price revenues	22%	24%	21%	22%

Deferred revenues represent amounts billed to clients in advance of services provided. During the third quarter of 2024, $3,666,000 of revenues were recognized that were included in the deferred revenue balance at June 28, 2024. During the first nine months of 2024, $12,974,000 of revenues were recognized that were included in the deferred revenue balance at December 29, 2023.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $2,689,000 and $2,379,000 during the third quarter of 2024 and 2023, respectively, and $9,222,000 and $10,727,000 during the first nine months of 2024 and 2023, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and nine months ended September 27, 2024 and September 29, 2023. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 27, 2024:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$56,869	$56,869	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	38,935	38,935	-	-
Equity trading securities held in deferred compensation plan (2)	87,859	87,859	-	-
Total	$183,663	$183,663	$-	$-
Liabilities
Deferred compensation plan (3)	127,722	127,722	-	-
Total	$127,722	$127,722	$-	$-

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

Money market securities as of September 27, 2024 and December 29, 2023 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of September 27, 2024:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$162,839	$-	$-	$162,839
Cash equivalents:
Money market securities	56,869	-	-	56,869
Total cash equivalents	56,869	-	-	56,869
Total cash and cash equivalents	219,708	-	-	219,708

Cash and cash equivalents consisted of the following as of December 29, 2023:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$132,464	$-	$-	$132,464
Cash equivalents:
Money market securities	54,686	-	-	54,686
Total cash equivalents	54,686	-	-	54,686
Total cash and cash equivalents	$187,150	$-	$-	$187,150

At September 27, 2024 and December 29, 2023, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at September 27, 2024 and December 29, 2023, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at September 27, 2024 and December 29, 2023 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Shares used in basic per share computation	51,177	51,203	51,098	51,197
Effect of dilutive common stock options outstanding	175	183	172	195
Effect of dilutive restricted stock units outstanding	270	259	257	288
Shares used in diluted per share computation	51,622	51,645	51,527	51,680

Common stock options to purchase 30,000 and 63,333 shares were excluded from the diluted per share calculation for the three months ended September 27, 2024 and September 29, 2023, respectively, due to their anti-dilutive effect. Common stock options to purchase 63,333 and 24,835 shares were excluded from the diluted per share calculation for the nine months ended September 27, 2024 and September 29, 2023, respectively, due to their anti-dilutive effect.

Note 5: Stock-Based Compensation

Restricted Stock Units

Restricted stock unit grants are designed to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. For a select group of employees, up to 40% of their annual bonus is settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. Each individual who receives a fully vested restricted stock unit award is also granted a matching number of unvested restricted stock unit awards. Unvested restricted stock unit awards are also granted for select new hires and promotions. These unvested restricted stock unit awards generally cliff vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award provided the holder of each award has met certain employment conditions. In the case of retirement at 59½ years or older, all unvested restricted stock unit awards will vest, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company.

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The

Company recorded stock-based compensation expense associated with accrued bonus awards of $2,842,000 and $2,583,000 during the three months ended September 27, 2024 and September 29, 2023, respectively. For the nine months ended September 27, 2024 and September 29, 2023, the Company recorded stock-based compensation expense associated with accrued bonus awards of $9,238,000 and $8,242,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,255,000 and $2,038,000 during the three months ended September 27, 2024 and September 29, 2023, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $8,089,000 and $8,124,000 during the nine months ended September 27, 2024 and September 29, 2023, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $368,000 and $270,000 during the three months ended September 27, 2024 and September 29, 2023, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $1,055,000 and $811,000 during the nine months ended September 27, 2024 and September 29, 2023, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of September 27, 2024 and December 29, 2023, the invested amounts under the plans totaled $126,794,000 and $115,187,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income (loss), net.

As of September 27, 2024 and December 29, 2023, vested amounts due under the plans totaled $127,722,000 and $116,564,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended September 27, 2024, the Company recognized additional compensation expense of $7,157,000 as a result of changes in the market value of the trust assets with the same amount being recorded as gain in miscellaneous income (loss), net. During the three months ended September 29, 2023, the Company recognized a reduction in compensation expense of $2,769,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (loss), net. During the nine months ended September 27, 2024, the Company recognized additional compensation expense of $14,299,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the nine months ended September 29, 2023, the Company recognized additional compensation expense of $5,271,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income (loss), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	September 27, 2024	September 29, 2023
Cash paid during period:
Income taxes	$29,060	$27,753
Non-cash investing and financing activities:
Vested stock unit awards issued to settle accrued bonuses	10,846	10,497
Right-of-use asset obtained in exchange for operating lease obligations	56,714	13,803
Leasehold improvements obtained in exchange for right-of-use asset	-	3,219
Accrual for capital expenditures as of period end	537	618

Note 8: Accounts Receivable, Net

At September 27, 2024 and December 29, 2023, accounts receivable, net, was comprised of the following:

	September 27,	December 29,
(In thousands)	2024	2023
Billed accounts receivable	$117,746	$128,052
Unbilled accounts receivable	57,353	44,589
Allowance for contract losses and doubtful accounts	(6,481)	(5,281)
Total accounts receivable, net	$168,618	$167,360

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows (in thousands):

Balance at December 29, 2023	$5,281
Provision for contract losses and doubtful accounts	3,140
Write-offs	(1,940)
Balance at September 27, 2024	$6,481

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

Segment information for the three and nine months ended September 27, 2024 and September 29, 2023 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Engineering and Other Scientific	$115,244	$110,857	$355,193	$344,552
Environmental and Health	21,035	22,479	66,555	69,314
Total revenues	$136,279	$133,336	$421,748	$413,866

Operating Income

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Engineering and Other Scientific	$40,292	$38,734	$132,687	$121,064
Environmental and Health	7,547	7,475	23,042	22,550
Total segment operating income	47,839	46,209	155,729	143,614
Corporate operating expense	(21,992)	(12,276)	(63,425)	(50,686)
Total operating income	$25,847	$33,933	$92,304	$92,928

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

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Engineering and Other Scientific	$887	$541	$1,769	$3,210
Environmental and Health	-	25	74	139
Total segment capital expenditures	887	566	1,843	3,349
Corporate capital expenditures	1,339	1,248	2,899	13,893
Total capital expenditures	$2,226	$1,814	$4,742	$17,242

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Engineering and Other Scientific	$1,735	$1,750	$5,128	$4,428
Environmental and Health	50	53	154	155
Total segment depreciation and amortization	1,785	1,803	5,282	4,583
Corporate depreciation and amortization	604	558	1,917	1,952
Total depreciation and amortization	$2,389	$2,361	$7,199	$6,535

No single client comprised more than 10% of the Company’s revenues during the three and nine months ended September 27, 2024. No single client comprised more than 10% of the Company’s revenues during the three and nine months ended September 29, 2023.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of September 27, 2024.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the State of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two fifteen-year periods. On June 19, 2024, the Company entered into an agreement with the State of Arizona to extend this lease for 15 years beginning on January 17, 2028. The Company is currently obligated to make payments under the lease of $1,009,000 per year, which obligation will continue at that level until January 16, 2028. Beginning on January 17, 2028, the Company’s payments under the lease will increase to approximately $6,183,000 per year for the 15-year extension term with adjustments to the annual rent payment in 2033 and 2038 based on the consumer price index. As a result of this extension, the Company added an additional right-of-use asset in exchange for an operating lease liability of $48,683,000 during the second quarter of 2024. As of September 27, 2024, the Company has determined that the exercise of the second renewal option is not reasonably certain and thus that extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $742,000 and $882,000 was included in other income for the three months ended September 27, 2024 and September 29, 2023, respectively. Rental income of $2,511,000 and $2,491,000 was included in other income for the nine months ended September 27, 2024 and September 29, 2023, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Operating lease cost	$3,251	$2,094	$7,758	$5,659
Variable lease cost	352	378	1,100	1,251
Short-term lease cost	378	256	1,028	937

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,654	$1,715	$6,002	$5,516

Supplemental balance sheet information related to operating leases was as follows:

	September 27, 2024	September 29, 2023
Weighted Average Remaining Lease Term	14.0 years	6.4 years
Weighted Average Discount Rate	6.2%	5.1%

Maturities of operating lease liabilities as of September 27, 2024:

Operating
(In thousands)	Leases
2024 (excluding the nine months ended September 27, 2024)	$1,538
2025	7,803
2026	7,460
2027	6,183
2028	9,645
Thereafter	98,461
Total lease payments	131,090
Less imputed interest	(50,228)
Total lease liability	$80,862

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

Note 12: Subsequent Events

On October 24, 2024, the Company’s Board of Directors announced a cash dividend of $0.28 per share of the Company’s common stock, payable December 20, 2024, to stockholders of record as of December 6, 2024.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the nine months ended September 27, 2024, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2024 increased 2% to $136,279,000 as compared to $133,336,000 during the same period last year. Revenues before reimbursements for the third quarter of 2024 increased slightly to $125,085,000 as compared to $124,959,000 during the same period last year.

During the third quarter of 2024 proactive engagements in the consumer electronics sector increased driven by user experience studies and product development consulting. This was largely offset by persistent challenges in the chemicals sector and the high benchmark set by the previous year’s third quarter growth rate in reactive services.

Net income increased 6% to $26,044,000 during the third quarter of 2024 as compared to $24,538,000 during the same period last year. Diluted earnings per share increased to $0.50 per share as compared to $0.48 in the same period last year. The increase in profitability was due to our continued efforts to better align resources with demand.

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

Overview of the Three Months Ended September 27, 2024

During the third quarter of 2024, billable hours decreased 5% to 362,000 as compared to 380,000 during the same period last year. Our utilization increased to 73% during the third quarter of 2024 as compared to 70% during the same period last year. Technical full-time equivalent employees decreased 10% to 949 during the third quarter of 2024 as compared to 1,050 during the same period last year.

Three Months Ended September 27, 2024 compared to Three Months Ended September 29, 2023

Revenues

	Three Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Engineering and Other Scientific	$115,244	$110,857	4.0%
Percentage of total revenues	84.6%	83.1%
Environmental and Health	21,035	22,479	-6.4%
Percentage of total revenues	15.4%	16.9%
Total revenues	$136,279	$133,336	2.2%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billing rates partially offset by a decrease in billable hours. During the third quarter of 2024, billable hours for this segment decreased by 3% to 291,000 as compared to 301,000 during the same period last year. Utilization for this segment increased to 75% during the third quarter of 2024 as compared to 71% during the same period last year. The increase in revenues was driven by our services across the consumer electronics and utilities sectors. Technical full-time equivalent employees in this segment decreased 9% to 745 during the third quarter of 2024 as compared to 821 for the same period last year.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours partially offset by an increase in billing rates. During the third quarter of 2024, billable hours for this segment decreased by 10% to 71,000 as compared to 79,000 during the same period last year. Utilization for this segment increased to 67% during the third quarter of 2024 as compared to 66% during the same period last year. The decrease in revenue was related to headwinds in the chemical and life sciences sectors. Technical full-time equivalent employees in this segment decreased 11% to 204 as compared to 229 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Compensation and related expenses	$81,954	$74,011	10.7%
Percentage of total revenues	60.1%	55.5%

The increase in compensation and related expenses during the third quarter of 2024 was due to a change in the value of assets associated with our deferred compensation plan, an increase in bonus expense and an increase in stock-based compensation partially offset by a decrease in payroll expense and fringe benefits. During the third quarter of 2024, deferred compensation expense increased by $9,926,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $7,157,000 during the third quarter of 2024 as compared to a decrease in the value of plan assets of $2,769,000 during the same period last year. Bonus expense increased $837,000 during the third quarter of 2024 due to a corresponding increase to our bonus pool. Stock-based compensation expense increased $325,000 during the third quarter of 2024 due to an increase in unvested restricted stock unit grants. Payroll expense decreased by $1,900,000 and fringe benefits decreased by $1,075,000 during the third quarter of 2024 due to the decrease in technical full-time equivalent employees partially offset by impact of our annual salary adjustments.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Other operating expenses	$11,975	$10,997	8.9%
Percentage of total revenues	8.8%	8.2%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the third quarter of 2024 was primarily due to an increase in occupancy expense of $1,062,000. Our land lease with the State of Arizona was extended on June 19, 2024. This extension resulted in additional non-cash rent expense of approximately $1,085,000 during the third quarter of 2024. This increased level of rent expense will continue through the extended lease term ending in January of 2043 with adjustments in 2033 and 2038 based on the consumer price index. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Reimbursable expenses	$11,194	$8,377	33.6%
Percentage of total revenues	8.2%	6.3%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses during the third quarter of 2024 as compared to the same period last year was due to an increase in proactive projects for the consumer electronics sector.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
General and administrative expenses	$5,309	$6,018	-11.8%
Percentage of total revenues	3.9%	4.5%

The decrease in general and administrative expenses was primarily due to a decrease in travel and meals of $509,000 and a decrease in personnel expenses of $309,000. The decrease in travel and meals was due to the decrease in technical full-time equivalent employees and a firm-wide principals' meeting which was held in the third quarter of 2023. We did not have any firm-wide meetings during the third quarter of 2024. The decrease in personnel expenses was primarily due to lower relocation costs. We expect general and administrative expenses to increase as we add new talent and expand our business development and staff development initiatives.

Operating Income

	Three Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Engineering and Other Scientific	$40,292	$38,734	4.0%
Environmental and Health	7,547	7,475	1.0%
Total segment operating income	47,839	46,209	3.5%
Corporate operating expense	(21,992)	(12,276)	79.1%
Total operating income	$25,847	$33,933	-23.8%

The increase in operating income for our Engineering and Other Scientific segment during the third quarter of 2024 as compared to the same period last year was due to an increase in revenues and an increase in utilization. The increase in revenues was due to an increase in billing rates partially offset by a decrease in billable hours. Growth during the third quarter of 2024 was driven by our services across the consumer electronics and utilities sectors. The slight increase in operating income for our Environmental and Health segment was due to an increase in utilization.

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

The increase in corporate operating expenses during the third quarter of 2024 as compared to the same period last year was primarily due to an increase in deferred compensation. During the third quarter of 2024, deferred compensation expense increased $9,926,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $7,157,000 during the third quarter of 2024 as compared to a decrease in the value of plan assets of $2,769,000 during the same period last year.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Other income (loss), net	$10,090	$84	11911.9%
Percentage of total revenues	7.4%	0.1%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan. During the third quarter of 2024, other income, net, increased by $9,926,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $7,157,000 during the third quarter of 2024 as compared to a decrease in the value of the plan assets of $2,769,000 during the same period last year.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Income taxes	$9,893	$9,479	4.4%
Percentage of total revenues	7.3%	7.1%
Effective tax rate	27.5%	27.9%

The increase in income tax expense was due to an increase in pre-tax income. The decrease in our effective tax rate was due primarily to an increase in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards was $532,000 during the third quarter of 2024 and there was no excess tax benefit associated with stock-based awards during the same period last year.

Nine Months Ended September 27, 2024 compared to Nine Months Ended September 29, 2023

Revenues

	Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Engineering and Other Scientific	$355,193	$344,552	3.1%
Percentage of total revenues	84.2%	83.3%
Environmental and Health	66,555	69,314	-4.0%
Percentage of total revenues	15.8%	16.7%
Total revenues	$421,748	$413,866	1.9%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billing rates partially offset by a decrease in billable hours. During the first nine months of 2024, billable hours for this segment decreased by 1% to 911,000 as compared to 916,000 during the same period last year. Utilization for this segment increased to 76% during the first nine months of 2024 as compared to 71% during the same period last year. The increase in revenues was driven by our services across the consumer products and utilities sectors. Technical full-time equivalent employees in this segment decreased 7% to 765 during the first nine months of 2024 as compared to 827 for the same period last year.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours partially offset by an increase in our billing rates. During the first nine months of 2024, billable hours for this segment decreased by 6% to 223,000 as compared to 238,000 during the same period last year. Utilization in this segment increased to 68% during the first nine months of 2024 as compared to 66% during the same period last year. The decrease in revenues for this segment was related to ongoing headwinds in the chemical and life sciences sectors. Technical full-time equivalent employees in this segment decreased by 9% to 211 during the first nine months of 2024 as compared to 232 during the same period last year.

Compensation and Related Expenses

	Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Compensation and related expenses	$251,747	$241,028	4.4%
Percentage of total revenues	59.7%	58.2%

The increase in compensation and related expenses during the first nine months of 2024 was due to a change in the value of assets associated with our deferred compensation plan, an increase in bonus expense, an increase in stock-based compensation partially offset by a decrease in payroll expense and fringe benefits. During the first nine months of 2024, deferred compensation expense increased $9,028,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $14,299,000 during the first nine months of 2024 as compared to an increase in the value of plan assets of $5,271,000 during the same period last year. Bonus expense increased by $2,246,000 during the first nine months of 2024 due to a corresponding increase to our bonus pool. Stock-based compensation expense increased $206,000 during the first nine months of 2024 due to an increase in unvested restricted stock unit grants. Payroll expense decreased by $151,000 and fringe benefits decreased by $199,000 during the first nine months of 2024 due to the decrease in technical full-time equivalent employees partially offset by impact of our annual salary adjustments.

Other Operating Expenses

	Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Other operating expenses	$33,691	$30,863	9.2%
Percentage of total revenues	8.0%	7.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first nine months of 2024 was primarily due to an increase in occupancy expense of $2,065,000 and an increase in depreciation expense of $664,000. The increases in depreciation and amortization were due to continued investments in our corporate infrastructure. Our land lease with the State of Arizona was extended on June 19, 2024. This extension resulted in additional non-cash rent expense of approximately $1,231,000 during the first nine months of 2024. We expect other operating expenses to grow as we make investments in our corporate infrastructure.

Reimbursable Expenses

	Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Reimbursable expenses	$27,022	$30,549	-11.5%
Percentage of total revenues	6.4%	7.4%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The decrease in reimbursable expenses during the first nine months of 2024 as compared to the same period last year was due to a decrease in proactive projects for the consumer electronics sector.

General and Administrative Expenses

	Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
General and administrative expenses	$16,984	$18,498	-8.2%
Percentage of total revenues	4.0%	4.5%

The decrease in general and administrative expenses was primarily due to a decrease in outside consulting of $1,106,000, a decrease in travel and meals of 815,000 and a decrease in personnel expenses of $700,000 partially offset by an increase in other professional services of $802,000. Outside consulting decreased primarily due to activity associated with content creation for our external website during the first and second quarters of 2023. The decrease in travel and meals was due to the decrease in technical full-time equivalent employees and a firm-wide principals' meeting which was held in the third quarter of 2023. We did not have any firm-wide meetings during the first nine months of 2024. The decrease in personnel expenses was due to lower relocation and recruiting costs. Professional services increased primarily due to an increase in legal fees. We expect general and administrative expenses to increase as we expand our business development and staff development initiatives.

Operating Income

	Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Engineering and Other Scientific	$132,687	$121,064	9.6%
Environmental and Health	23,042	22,550	2.2%
Total segment operating income	155,729	143,614	8.4%
Corporate operating expense	(63,425)	(50,686)	25.1%
Total operating income	$92,304	$92,928	-0.7%

The increase in operating income for our Engineering and Other Scientific segment during the first nine months of 2024 as compared to the same period last year was due to an increase in revenues and an increase in utilization. The increase in revenues was primarily due to an increase in billing rates. The increase in utilization was due to our efforts to align resources with demand. The increase in operating income for our Environmental and Health segment was due to an increase in utilization.

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

The increase in corporate operating expenses during the first nine months of 2024 as compared to the same period last year was primarily due to an increase in deferred compensation expense and an increase in the costs associated with our human resources, finance, information technology and business development groups. During the first nine months of 2024, deferred compensation expense increased $9,028,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $14,299,000 during the first nine months of 2024 as compared to an increase in the value of plan assets of $5,271,000 during the same period last year.

Other Income, Net

	Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Other income (loss), net	$23,738	$12,880	84.3%
Percentage of total revenues	5.6%	3.1%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and an increase in interest income. During the first nine months of 2024, other income, net, increased $9,028,000 with a corresponding increase to deferred compensation expense, as compared to the same period last year, due to a change in the value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of the plan assets of $14,299,000 during the first nine months of 2024 as compared to an increase of $5,271,000 during the same period last year. During the first nine months of 2023, interest income increased by $2,195,000 as compared to the same period last year due to an increase in interest rates.

Income Taxes

	Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	Percent Change
Income taxes	$30,629	$26,398	16.0%
Percentage of total revenues	7.3%	6.4%
Effective tax rate	26.4%	24.9%

The increase in income tax expense was due to an increase in pre-tax income and a decrease in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards was $2,204,000 during the first nine months of 2024 as compared to $3,639,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 28.3% during the first nine months of 2024 as compared to 28.4% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

	Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023
Net cash provided by operating activities	$88,485	$56,043
Net cash used in investing activities	(4,342)	(14,422)
Net cash used in financing activities	(52,788)	(65,972)

We financed our business during the first nine months of 2024 through available cash. As of September 27, 2024, our cash and cash equivalents were $219,708,000 as compared to $187,150,000 at December 29, 2023.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is collections from our clients. Our primary uses of cash from operating activities are for employee related expenditures, leased facilities, taxes, and general operating expenses including marketing and travel. The increase in net cash provided by operating activities was due to an increase in net income and a smaller increase in accounts receivable during the first nine months of 2024 as compared to the same period last year.

The decrease in net cash used in investing activities during the first nine months of 2024, as compared to the same period last year, was due to a decrease in capital expenditures primarily due to leasehold improvements during 2023 associated with our office and lab space in Philadelphia.

The decrease in net cash used in financing activities during the first nine months of 2024, as compared to the same period last year, was due to a decrease in repurchases of our common stock and a reduction in payroll taxes for restricted stock units partially offset by an increase in dividends.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase shares of common stock under our stock repurchase programs, pay dividends, or strategically acquire professional service firms that are complementary to our business.

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $115,527,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at September 27, 2024. Vested amounts due under the plan of $12,195,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at September 27, 2024. Our assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of September 27, 2024, invested amounts under the plan of $113,225,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of September 27, 2024, invested amounts under the plan of $13,569,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended September 27, 2024 and September 29, 2023:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Revenues before reimbursements	$125,085	$124,959	$394,726	$383,317
EBITDA	$35,767	$34,520	$115,825	$107,122
EBITDA as a % of revenues before reimbursements	28.6%	27.6%	29.3%	27.9%

The increase in EBITDA as a percentage of revenues before reimbursements during the third quarter of 2024 as compared to the same period last year was primarily due to an increase in utilization and a decrease in general and administrative expenses. Our utilization increased to 73% during the third quarter of 2024 as compared to 70% during the same period last year. The increase in utilization was due to business activity for our proactive service offerings to the consumer electronics and utilities sectors and our successful efforts to align resources with demand.

The increase in EBITDA as a percentage of revenues before reimbursements during the first nine months of 2024 as compared to the same period last year was primarily due to the increase in utilization and a decrease in general and administrative expenses partially offset by an increase in other operating expenses. Our utilization increased to 75% during the first nine months of 2024 as compared to 70% during the same period last year. The increase in utilization was due to business activity across the consumer products and utilities sectors and our successful efforts to align resources with demand.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended September 27, 2024 and September 29, 2023:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net income	$26,044	$24,538	$85,413	$79,410
Add back (subtract):
Income taxes	9,893	9,479	30,629	26,398
Interest income, net	(2,559)	(1,858)	(7,416)	(5,221)
Depreciation and amortization	2,389	2,361	7,199	6,535
EBITDA	35,767	34,520	115,825	107,122
Stock-based compensation	5,465	4,891	18,382	17,177
EBITDAS	$41,232	$39,411	$134,207	$124,299

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

At September 27, 2024, we had net assets of approximately $22.7 million with a functional currency of the British Pound, net assets of approximately $4.5 million with a functional currency of the Singapore Dollar, net assets of approximately $1.8 million with a functional currency of the Chinese Yuan, and net assets of approximately $0.7 million with a functional currency of the Hong Kong Dollar associated with our operations in the United Kingdom, Singapore, China, and Hong Kong, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At September 27, 2024, we had net assets denominated in the non-functional currency of approximately $11.8 million.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of September 27, 2024, the Company’s disclosure controls and procedures were effective.

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

(b)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans

The following table summarizes the adoption by the Company’s directors and officers of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended September 27, 2024:

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold	Aggregate Number of Securities to be Purchased
Paul Johnston, Director	July 30, 2024	December 31, 2024	42,000	0

During the three months ended September 27, 2024, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were modified or terminated by the Company’s directors and officers, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated by the Company’s directors and officers.

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

Date: November 1, 2024
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer