Form 10-K
period 2025-01-03
EXPONENT INC
filed 2025-02-28
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 3, 2025.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	EXPO	Nasdaq Global Select Market

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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sales price of the common stock as reported on the NASDAQ Global Select Market on June 28, 2024, the last business day of the registrant’s most recently completed second quarter, was approximately $3.7 billion. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 28, 2024 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of February 21, 2025 was 50,818,234.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders to be held on June 5, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name: KPMG, LLP	Auditor Location: San Francisco, California	Audit Firm ID: 185

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED January 3, 2025

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

PART I

Item 1. Business

GENERAL

Exponent, Inc., together with its subsidiaries, (“Exponent”, the “Company”, “we”, “us” and “our”) is a science and engineering consulting firm that provides solutions to complex problems. Our interdisciplinary team of scientists, physicians, engineers, and business consultants draws from more than 90 technical disciplines to solve the most pressing and complicated challenges facing stakeholders today. The firm leverages over 55 years of experience in analyzing accidents and failures to advise clients as they innovate their technologically complex products and processes, ensure the safety and health of their users, and address the challenges of sustainability.

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

CLIENTS

General

Exponent serves clients in chemical, construction, consumer products, energy, food, beverage and nutrition, government, life sciences, insurance, manufacturing, technology, industrial equipment, transportation and other sectors of the economy. Many of our engagements are initiated directly by large corporations or by lawyers or insurance companies whose clients anticipate, or are engaged in, litigation related to their products, equipment, processes or services. The scope of our services in failure prevention and technology evaluation has grown as the technological complexity of products has increased over the years. During 2024, we provided services representing approximately 24%, 19%, 16% and 10% of revenues to clients in the consumer products industry, energy and utilities industries, transportation industry and chemical industry, respectively.

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a time and material basis, charging in the latter case hourly rates for each staff member involved in a project, based on their skills and experience. Our standard rates for professionals range from $210 to $1,050 per hour. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

SERVICES

Exponent provides high quality engineering and scientific consulting services to clients around the world. Our service offerings are provided on a project-by-project basis. Many projects require support from multiple practices. We currently operate the following 16 practices in two reportable operating segments, (i) Engineering and Other Scientific and (ii) Environmental and Health:

ENGINEERING AND OTHER SCIENTIFIC

•
Biomechanics
•
Biomedical Engineering & Sciences
•
Civil & Structural Engineering
•
Construction Consulting
•
Data Sciences
•
Electrical Engineering & Computer Science
•
Human Factors
•
Materials & Corrosion Engineering
•
Mechanical Engineering
•
Polymer Science & Materials Chemistry
•
Thermal Sciences

•
Vehicle Engineering

ENVIRONMENTAL AND HEALTH

•
Chemical Regulation & Food Safety
•
Ecological & Biological Sciences
•
Environmental & Earth Sciences
•
Health Sciences

ENGINEERING AND OTHER SCIENTIFIC

Biomechanics

Our Biomechanics Practice applies engineering principles and biomechanical knowledge to address intricate challenges at the intersection of biology, healthcare, and engineering. Our expertise enables us to comprehend and evaluate the interaction between the human body as a biological system and the physical environment. This analysis facilitates the identification of the causes, nature, and severity of injuries, as well as the potential impact and optimization of human health and well-being. We apply biomechanical principles to assess the injury potential associated with the use and misuse of consumer and industrial products. Furthermore, we extend these principles to support the development and integration of wearable and digital technology solutions, tailored to specific use cases and user outcomes.

Over the past year, our biomechanics staff conducted analyses of human injuries that occurred while individuals were utilizing a diverse range of products, including recreational vehicles, sporting goods, trucks, trains, aircraft, industrial equipment, and automobiles. Additionally, they evaluated the implications of utilizing protective devices (such as restraint systems, airbags, and helmets) in reducing the likelihood of injury and assessed injuries in various settings, including workplaces, homes, and recreational activities. Our consultants also evaluated product designs for performance, hazards, and injury risks to assist clients with design modifications, address consumer feedback, and respond to regulatory requirements. Finally, they designed and conducted a series of large-scale laboratory-based and subsequent clinical validation and benchmarking efforts to support the design, development, and adoption of fit-for-purpose solutions.

Biomedical Engineering and Sciences

Our Biomedical Engineering and Sciences Practice applies engineering principles and scientific methodologies to medical technologies, including the evaluation of designs and performance of medical devices, pharmaceuticals, and biologics. Our engineers and scientists assist clients with characterization of biomaterials, medical devices, and their interactions with pharmaceuticals, cells, and tissues. To assist in regulatory clearance and approval, we perform preclinical testing, help formulate related regulatory strategy, and conduct design verification and validation. We also assist with design and manufacturing failure analyses, root cause assessment, recall management, and medical device explant analysis. In addition, our staff performs analysis of clinical outcomes for medical devices and related procedures using administrative claims databases. Our expertise is also utilized in product liability, intellectual property litigation, regulatory investigation support, technology acquisition and due diligence matters.

Civil & Structural Engineering

Our Civil & Structural Engineering Practice brings together decades of expertise to offer a comprehensive, multidisciplinary approach to promoting the safety, durability, and economic viability of a wide range of infrastructure assets. We address the challenges inherent in designing, constructing, and maintaining buildings, bridges, tunnels, pipelines, and industrial facilities—investigating the extent to which these structures perform their essential functions under a variety of loading conditions and natural hazards. Our team, which includes structural engineers, geotechnical experts, architects, material scientists, and geologists, is dedicated to identifying and solving complex engineering problems. Whether it’s evaluating structural failures due to natural or human-induced phenomena, or investigating soil issues such as landslides, foundation and retaining wall damage, and dam or levee failures, we leverage sophisticated simulation tools, on-site inspections, laboratory testing, and state-of-the-art remote sensing technologies to provide actionable insights and recommendations for remediation.

In addition to failure investigations and repair recommendations, we specialize in assessment and mitigation of risk to the built environment associated with hazards such as hurricanes, flooding, wildfires, earthquakes, explosions, ground movement, and aging infrastructure. We have assessed such risks to high-rise buildings, bridges, tunnels, industrial facilities, pipelines and nuclear power plant structures and provided testimony in the U.S. and international courts of law. Our expert consultation ensures that clients—from property owners and contractors to utilities and government agencies—receive the highest level of technical support and innovative solutions to complex engineering challenges.

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

Data Sciences

Our Data Sciences Practice comprises our core capabilities in statistics, data analytics, and dedicated data collection. Drawing on experience in a breadth of engineering, science, health, and environmental applications, we assist clients with their most complex data challenges at all stages of the product or process life cycle. Our team of interdisciplinary scientists and engineers designs sampling plans, surveys, and experiments to create, manage, and analyze data sets of all sizes and varieties. User-focused visualizations support data-driven decision-making and help clients measure risks and benefits to determine appropriate courses of action. Utilizing rigorous statistical methods, our team can help assess and improve quality and reliability and mitigate risk. Our experience helps clients build products that perform for a wide variety of users while preventing data bias, collecting personal data with consideration for privacy, and managing the risks associated with global data collection.

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

We examine the role that attention plays in human perception, memory, and behavior, and how attention, inattention, and distraction may affect safety in a wide range of settings and activities (e.g., operating vehicles and machinery, walking, and using consumer products). We address the reliability of human memory and retrospective reporting in the gathering of fact-based evidence. We utilize scientific investigations and research (e.g., human perception, reaction time, and looking behavior) to assess driver behavior in both accident investigations and during the design of automotive systems. Our Human Factors scientists have been actively engaged in research and project work supporting the National Highway Traffic Safety Administration (NHTSA), covering topics such as Advanced Driver Assistance Systems (ADAS) and automated vehicle technology, in order to understand and advise our clients on how these technologies may change the nature and dynamic of driving, and the role and performance of the driver.

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

Thermal Sciences

Our Thermal Sciences Practice provides expert analysis to investigate failures involving thermo-fluid systems, fires, and explosions in industrial, residential, commercial, and transportation sectors. We have investigated and analyzed thousands of thermal incidents ranging from high loss accidents in the oil and gas sector and major wildland fires, to small insurance claims. Information gained from these analyses has allowed us to also assist clients in proactively making their assets and products safer.

Our staff, consisting of mechanical, chemical, fire protection, aeronautical and astronautical and nuclear engineers, have assisted clients in assessing risk to, and from, their facilities, consumer product recalls, regulatory compliance and frequently provide expert testimony in domestic litigation and international arbitration. Our engineers use advanced computational fluid dynamics, fire, and explosion modeling tools to supplement our analytical, experimental, and field-based activities. Preventive services include process safety hazard analysis for the chemical, oil and gas, and semiconductor industries, fire protection engineering, product development support, risk-based asset management, and dust explosion consulting.

In recent years, our Thermal Sciences Practice has developed tools to evaluate fire and explosion risks of lithium-ion batteries in applications including consumer products, vehicles, and grid-scale energy storage. We continue to be very active in wildland fire investigation and continue to assist our clients in making informed risk-based decisions related to their assets and wildfires. We have also developed analytical tools to assist utility clients assess the risk of ignition from their infrastructure.

During the past year, we have continued to grow in our work in oil and gas exploration and production, liquefied natural gas and downstream oil and gas. Our work in fire detection and protection related issues has remained robust, and our work in consumer product recall and international arbitration has also grown.

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

During the past year, our Chemical Regulation and Food Safety staff have conducted a wide array of work. The European and U.S. sides of the practice were jointly involved with ongoing support of several new pesticide active ingredients and end-use products. The European side of our business was involved with many projects related to plant protection and biocidal product regulatory submissions, from new active substances and those under review to product-specific dossiers for European Union member states and the United Kingdom. This has included new technologies in plant protection that meet the regulatory pressures to achieve greater sustainability. We have also provided support for reviews of a large number of biocidal products through European and South Korean regulatory reviews. In addition, we provided many specialist assessments relating to human and environmental exposure, risk and product efficacy as well as national and international Maximum Residue Limit/import tolerance submissions covering countries such as South Korea and Japan. The U.S. side of our business was also involved in many projects related to agrochemical, antimicrobial, emerging technologies and biochemical product regulatory submissions and approvals in the U.S., Canada, Brazil and Mexico. These included new active ingredients, end-use products, emerging technologies and import tolerances (EPA and FDA). In addition, we have supported several clients in the U.S. with U.S. Toxic Substances Control Act and USDA Animal and Plant Health Inspection Service compliance. We have supported clients with scientific and regulatory human and environmental exposure, risk assessments and product reviews. In Europe and the U.S., we continued to provide clients with regulatory compliance support for food contact materials, food additives, novel foods, nutrition-related analyses, as well as undertaking safety assessments for food, cosmetic and consumer products. Our European and U.S. teams have been working together to help clients navigate and comply with the FDA MoCRA Cosmetics regulations that took effect in 2023.

We also provided proactive and reactive product safety and litigation support. For industrial chemicals, we continued to provide full regulatory support for our clients who prepared and submitted registrations and risk assessments. Our European and U.S. offices were active in supporting our clients with their E.U. and U.K. Registration, Evaluation, Authorisation and Restriction of Chemicals and TSCA regulatory requirements.

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

Our multidisciplinary team has extensive experience investigating a broad variety of health concerns such as claims of adverse health effects from exposures to a wide range of physical agents (e.g., ionizing radiation, and low-and radio-frequency electromagnetic fields); chemical agents (e.g., volatile organic compounds, per- and polyfluoroalkyl substances (PFAS), mineral fibers, metals, air pollutants, fumes, and nanoparticles); and biological agents (fungi/molds, bacteria, and other micro-organisms).

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

Our Health Sciences team, working closely with Biomechanics, Biomedical Engineering & Sciences, Data Sciences, Human Factors, Polymer Science & Materials Chemistry, and other practices, has considerable expertise in healthcare data science; strategy, design, and application of health economics and outcomes research such as burden-of-illness assessment; selection, quality assessment, and analysis of electronic health records and healthcare claims and the explication of methodological issues such as randomization, bias, data linkages, drug interactions, and identification of high-risk populations.

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

HUMAN CAPITAL

Exponent is a global engineering and scientific consulting firm that partners with clients to deliver breakthrough insights and answers. In a world experiencing accelerating change over our 50+ years in business, we still deliver the same vital promise: technical excellence, unrivaled expertise, and a unique multidisciplinary approach to asking and answering the right questions. Our vision is to work together, with our teams and our clients, to solve the most formidable scientific and engineering challenges to create a safe, healthier, sustainable world.

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

As of January 3, 2025, we employed 1,168 full-time, part-time and intermittent employees, including 917 engineering and scientific staff, 49 technical support staff and 202 administrative and support staff. Our staff includes 874 employees with advanced degrees, of which 683 employees have achieved doctorate degrees. As of January 3, 2025 approximately 88% of our employees were located in the United States and 12% were located in other global regions.

Technical full-time equivalent employees is a key metric that we use to analyze our revenues. During 2024 technical full-time equivalent employees decreased 8% to 967 as compared to 1,047 during the prior year. To ensure a compelling total rewards philosophy and practice, we have practices in place to deliver fair and equitable compensation for employees based on their contribution and performance. We also offer a comprehensive set of benefits for employees and their families.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Exponent and their ages as of February 28, 2025 are as follows:

Name	Age	Position
Catherine Ford Corrigan, Ph.D.	56	President and Chief Executive Officer
Brad A. James, Ph.D.	59	Group Vice President
Brian Kundert	50	Chief Human Resources Officer
John D. Pye, Ph.D.	54	Vice President for Global Offices and Innovation
Joseph Rakow, Ph.D.	48	Group Vice President
Richard Reiss, Sc.D.	58	Group Vice President
Maureen T.F. Reitman, Sc.D.	56	Group Vice President
Joseph Sala, Ph.D.	48	Group Vice President
Richard L. Schlenker, Jr.	59	Executive Vice President, Chief Financial Officer and Corporate Secretary

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

Brian Kundert, joined the Company on July 10, 2023 as Vice President - Human Resources and was promoted to Chief Human Resources Officer on March 16, 2024. Prior to joining Exponent, Mr. Kundert was most recently the Global Director of Human Resources for the Resilience division at Arcadis, a global design and consulting company, where he worked for 19 years. Mr. Kundert holds a B.A. (1996) in Psychology from the University of California, Berkeley.

John D. Pye, Ph.D., joined the Company in 1999. He was promoted to Principal Engineer in 2006 and was appointed Corporate Vice President in 2009. Dr. Pye was appointed Group Vice President in January 2014 and was appointed Vice President of Global Offices and Innovation on November 22, 2024. Dr. Pye received his Ph.D. (1999) in Aerospace Engineering from Stanford University, M.S. (1993) in Aerospace Engineering from Stanford University, and B.A.Sc. (1992) in Engineering Science from the University of Toronto, Canada. He is a Registered Professional Mechanical Engineer in the State of California. Prior to joining Exponent, Dr. Pye held a research position in the Aerospace Fluid Mechanics Lab at Stanford University where he was responsible for the renovation and redesign of the Stanford Low-Speed wind tunnel as well as managing the Stanford experimental facilities for the Stanford/NASA Ames Joint Institute for Aeronautics and Astronautics.

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

Joseph Sala, Ph.D., joined the Company in 2005. He was promoted to Principal Scientist in 2012 and was appointed Corporate Vice President in 2019. Dr. Sala was appointed Group Vice President on November 22, 2024. Dr. Sala received his Ph.D. (2004) in Psychology and M.A. (2001) in Psychology and Brain Sciences from John Hopkins University and B.A. (1998) in Psychology and B.S. (1998) in Administration of Justice from Rutgers University. Prior to joining Exponent, Dr. Sala was a post-doctoral fellow at Stanford University where he focused his research on the cognitive neuroscience of human information processing, the brain mechanisms underlying learning, memory, vision, and cognitive control, and their behavioral manifestations.

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

If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. To the extent there is global economic volatility or an increase in the cost of capital, there could be an adverse impact on the ability of our customers to pay for our services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with substantial accounts receivable could have a material adverse effect on our financial condition and results of operations.

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

Our business can be adversely impacted by regulatory uncertainty, deregulation or reduced regulatory enforcement.

Public concern over health, safety and preservation of the environment has resulted in the enactment of a broad range of environmental and/or other laws and regulations by local, state and federal lawmakers and agencies. These laws and the implementation of new regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. To the extent deregulation and changes in such laws, regulations and enforcement or other factors significantly reduce the exposures of manufacturers, owners, service providers and others to liability, the demand for our services may be significantly reduced.

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

Many of our engagements center on disputes, litigation and other event-driven occurrences that require independent analysis or expert services. Litigation may be settled or dismissed, and disputes may be resolved, in each case with little or no prior notice to us. Under many of our contracts, including our government contracts, the client generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Our engagements can therefore terminate suddenly and without advance notice to us. If an engagement is terminated unexpectedly, our employees working on the engagement could be underutilized until we assign them to other projects. In addition, because much of our work is project-based rather than recurring in nature, our employees’ utilization depends on our ability to secure additional engagements on a continual basis. Any decision by the client not to exercise contract options or to terminate, cancel, modify or curtail our projects would adversely affect our revenues, revenue growth and profitability.

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

In addition to our offices in the United States, we have a presence in the United Kingdom, Switzerland, Hong Kong, China, Singapore, Ireland, and Germany, and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; tariffs/trade disputes and other trade barriers; geopolitical risks that could result in an adverse impact to our clients and Exponent, such as cyberattacks, trade sanctions, and increased regulatory scrutiny on operations; armed conflicts and wars, including the Russia-Ukraine war and the conflicts in the Middle East; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010; managing the risks associated with global privacy and data security laws and regulations including the General Data Protection Regulation in Europe and China’s data protection and national security laws; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; potentially adverse tax consequences; and other impending legislation that could add additional risks to the business.

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

To the extent we export technical services, data and information outside of the locations where we operate, we are subject to U.S. and international laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries. An increase in government use of export controls and sanctions lists could affect both our client engagements and our operations. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in U.S. government contracts, which could have a material adverse effect on our business.

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

Our cash equivalent portfolio as of January 3, 2025 consisted primarily of obligations of the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of January 3, 2025, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Impairment of goodwill may require us to record a significant charge to earnings.

On our balance sheet as of January 3, 2025, we have $8,607,000 of goodwill subject to periodic evaluation for impairment. Failure to achieve sufficient levels of cash flow at reporting units, the loss of key employees, changes to the scope of operations of our business or a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is required to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

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

We are subject to risks arising from adverse changes in economic and political conditions, both domestically and globally, including regulatory uncertainty and unfavorable changes in economic conditions, such as inflation, rising interest rates or a recession, and other events beyond our control, such as geopolitical developments, economic sanctions, natural disasters, pandemics, epidemics, political instability, armed conflicts and wars, including the Russia-Ukraine war and the conflict in the Middle East. Worsening economic conditions have had and may continue to have an adverse impact on the businesses and financial health of many of our clients. As a result, current or potential clients may consolidate or go out of business and thus demand for our services may be reduced significantly. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies, as well as tariffs, export controls, restrictions on outbound investment or other trade barriers, sanctions, currency controls, or changes to tax or other laws or policies, have been and may continue to be disruptive to our business. These can interfere with our global operating model, client relationships, and competitive position. Further escalation of any specific trade tensions between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth or to our business in China or other countries.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of cybersecurity and data privacy in safeguarding our operations, sensitive data, and maintaining the trust of our stakeholders. We acknowledge the significance of cybersecurity incidents and threats as potential risks that may impact our operations and information systems. We have developed and implemented cybersecurity and data privacy programs in accordance with the requirements of ISO standards 27001:2022 and 27701:2019, which are intended to appropriately preserve the confidentiality, integrity, and availability of information maintained by our company. These programs identify, select, maintain, operate, and improve cybersecurity and privacy controls.

We have implemented processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are designed to preserve the confidentiality, integrity, and availability of our information systems and the information residing therein. Our cybersecurity incident response plan is based on the NIST 800-61r2 “Computer Security Incident Handling Guide.” This plan is used to process security events identified through our real-time, 24x7 monitoring, and is also used to conduct security incident tabletop exercises. The incident response plan includes detailed steps for incident leadership, escalation to established partners, response protocols based on the type of incident, responsibilities for follow-up and reporting, and steps to capture lessons learned and improvement opportunities. Our vulnerability management processes include real-time monitoring for vulnerabilities and standardized reporting for managing remediation efforts. Our cybersecurity risk management processes are integrated into our overall risk management system to ensure alignment with our business objectives and strategies. We engage assessors, consultants, auditors and other third parties to execute certification audits, penetration tests, and security framework risk assessments. These external entities provide specialized expertise and insights to enhance the effectiveness of our cybersecurity risk management processes.

We have established processes to oversee and identify cybersecurity risks associated with our use of third-party service providers, including cloud service providers and AI system. We conduct due diligence assessments and evaluate contractual obligations to mitigate potential risks arising from third-party relationships.

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

Our Test and Engineering Center (TEC) occupies 147 acres in Phoenix, Arizona. We lease this land from the State of Arizona under a lease agreement that expires in January 2043 and have an option to renew for one 15-year period. We constructed a 21,613 square foot indoor test facility as well as a 44,053 square foot engineering and test preparation building at the TEC.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, under the symbol “EXPO.” As of February 21, 2025, there were 162 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

COMPANY STOCK PRICE PERFORMANCE GRAPH

This graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2020 through 2024 with those of the Standard & Poor’s (“S&P”) 500 Index, the S&P MidCap 400 Index, and the S&P SmallCap 600 Index. The Company does not have a comparable peer group and thus has selected the S&P MidCap 400 Index. The graph assumes that $100 was invested on the last day of 2019. Note that the historic price performance is not necessarily indicative of future price performance.

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2023 and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2023.

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

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	Percentage of Revenues for		Period to
	Fiscal Years		Period Change
	2024	2023	2024 v 2023
Revenues	100.0%	100.0%	4.1%

Operating expenses:
Compensation and related expenses	59.1	59.6	3.2
Other operating expenses	8.3	7.7	11.2
Reimbursable expenses	7.2	7.4	1.1
General and administrative expenses	4.1	4.6	(7.0)
	78.6	79.3	3.2
Operating income	21.4	20.7	7.4

Other income, net	5.0	4.6	13.2

Income before income taxes	26.4	25.3	8.4

Provision for income taxes	6.9	6.6	7.9

Net income	19.5%	18.7%	8.6%

EXECUTIVE SUMMARY

Revenues and revenues before reimbursements for 2024 increased 4% as compared to the prior year. Our focus on effective resource management drove significant improvement in utilization. Demand for our proactive services strengthened during the year driven by the consumer electronics and utilities industries. We saw increased activity in user research studies and product development consulting in the consumer electronics sector and strong demand for our risk-related work in utilities. Growth in reactive services was supported by strong activity in the utilities and medical device industries. With increasing global demand for energy and the related investments in infrastructure, we are actively involved in failure analysis and dispute-related projects around the world. Our multidisciplinary team of scientists and engineers continues to provide critical data, analyses and insights for our clients.

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

Net income increased 9% to $109,002,000 during 2024 as compared to $100,339,000 during 2023. Diluted earnings per share increased to $2.11 for 2024 as compared to $1.94 for 2023. The increase in profitability was due to our continued efforts to better align resources with demand. Net income and diluted earnings per share for 2024 and 2023 benefited from the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards decreased to $2,793,000 during 2024 as compared to $3,620,000 during 2023. The decrease in the excess tax benefit was due to a smaller increase in value of our common stock between the grant date and the release date for the restricted stock units released during 2024 as compared to 2023.

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

OVERVIEW OF THE YEAR ENDED January 3, 2025

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2024 included 53 weeks of activity and ended on January 3, 2025. Fiscal period 2023 included 52 weeks of activity and ended on December 29, 2023. Fiscal period 2022 included 52 weeks of activity and ended on December 30, 2022. Fiscal period 2025 is 52 weeks and will end on January 2, 2026.

Billable hours were 1,495,000 during both 2024 and 2023. Our utilization increased to 73% for 2024 as compared to 69% for 2023. The increase in utilization during 2024 was due to our efforts to align resources with demand. Technical full-time equivalent employees decreased 8% to 967 for 2024 as compared to 1,047 for 2023.

FISCAL YEARS ENDED January 3, 2025 AND December 29, 2023

Revenues

(In thousands except percentages)	Fiscal Years		Percent
	2024	2023	Change
Engineering and Other Scientific	$469,544	$446,888	5.1%
Percentage of total revenues	84.1%	83.3%
Environmental and Health	88,970	89,878	(1.0)%
Percentage of total revenues	15.9%	16.7%
Total revenues	$558,514	$536,766	4.1%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billing rates and an increase in billable hours. Growth in this segment during 2024 was primary driven by demand for our services across the consumer products and utilities industries. In the consumer electronics sector we advised clients on projects related to digital health and wearables, such as advanced sensors in health applications and engagements in augmented and virtual reality. During 2024, billable hours for this segment increased by 1% to 1,199,000 as compared to 1,188,000 during 2023. Utilization for this segment increased to 75% for 2024 as compared to 70% for 2023 due to our continued efforts to align resources with demand. Technical full-time equivalent employees in this segment decreased 7% to 759 during 2024 as compared to 818 for 2023.

The decrease in revenues from our Environmental and Health segment was due to a decrease in billable hours partially offset by an increase in billing rates. During 2024, billable hours for this segment decreased by 4% to 296,000 as compared to 307,000 during 2023. The decrease in billable hours was related to headwinds in the chemical and life sciences sectors. Utilization for this segment increased to 67% for 2024 as compared to 64% for 2023 due to our continued efforts to align resources with demand. Technical full-time equivalents decreased 9% to 208 during 2024 as compared to 229 for 2023.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2024	2023	Change
Compensation and related expenses	$330,011	$319,886	3.2%
Percentage of total revenues	59.1%	59.6%

The increase in compensation and related expenses during 2024 was due an increase in payroll expense, an increase in bonus expense and an increase in stock-based compensation. During 2024, payroll expense increased $3,771,000 due to the impact of our annual salary increase partially offset by a decrease in technical full-time equivalent employees. During 2024, bonus expense increased by $5,096,000 due to a corresponding increase in our bonus pool. Stock-based compensation increased $1,150,000 during 2024 due to an increase in unvested restricted stock unit grants. We expect compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2024	2023	Change
Other operating expenses	$46,196	$41,541	11.2%
Percentage of total revenues	8.3%	7.7%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in occupancy expense of $3,437,000, an increase in information technology related expenses of $839,000 and an increase in depreciation expense of $773,000. Our land lease with the State of Arizona was extended on June 19, 2024. This extension resulted in additional non-cash rent expense of approximately $2,316,000 during 2024. The remainder of the increase in occupancy expense was due to investments in our office and laboratory facilities. The increases in depreciation and information technology related expenses were due to continued investment in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and continue to make investments in our corporate infrastructure.

Reimbursable Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2024	2023	Change
Reimbursable expenses	$40,024	$39,577	1.1%
Percentage of total revenues	7.2%	7.4%

The amount of reimbursable expenses will vary from year to year depending on the nature of our projects. The increase in reimbursable expenses as compared to 2023 was due to an increase in proactive projects for the consumer electronics sector.

General and Administrative Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2024	2023	Change
General and administrative expenses	$22,726	$24,440	(7.0)%
Percentage of total revenues	4.1%	4.6%

The decrease in general and administrative expenses during 2024 was primarily due to a decrease in outside consulting expenses of $1,304,000, a decrease in travel and meals of $844,000 and a decrease in personnel expenses of $673,000. Outside consulting decreased primarily due to activity associated with content creation for our external website during 2023. The decrease in travel and meals was due to the decrease in technical full-time equivalent employees and a firm-wide principals' meeting which was held in 2023.We did not have any firm-wide meetings during 2024. The decrease in personnel expenses was due to lower relocation and recruiting costs. We expect general and administrative expenses to increase as we expand our business development and staff development initiatives.

Operating Income

(In thousands except percentages)	Fiscal Years		Percent
	2024	2023	Change
Engineering and Other Scientific	$164,883	$153,918	7.1%
Environmental and Health	29,995	28,432	5.5%
Total segment operating income	194,878	182,350	6.9%
Corporate operating expense	(75,321)	(71,028)	6.0%
Total operating income	$119,557	$111,322	7.4%

The increase in operating income for our Engineering and Other Scientific segment during 2024 as compared to 2023 was due to an increase in revenues and an increase in utilization. The increase in revenues was due to an increase in billing rates and an increase in billable hours driven by demand for our services across the consumer products and utilities industries. The increase in utilization was due to our efforts to align resources with demand. The increase in operating income for our Environmental and Health segment was due to an increase in utilization due to our efforts to align resources with demand.

Certain operating expenses are excluded from our measure of segment operating income. These expenses include the costs associated with our human resources, finance, information technology, corporate, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with our deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in our allowance for contract losses and doubtful accounts. The increase in corporate operating expenses was due to an increase in stock-based compensation and an increase in the provision for contract losses and doubtful accounts.

Other Income

(In thousands except percentages)	Fiscal Years		Percent
	2024	2023	Change
Other income	$27,813	$24,574	13.2%
Percentage of total revenues	5.0%	4.6%

Other income, net consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net was primarily due to an increase in interest income of $2,851,000 due to an increase in cash and cash equivalents.

Income Taxes

(In thousands except percentages)	Fiscal Years		Percent
	2024	2023	Change
Income taxes	$38,368	$35,557	7.9%
Percentage of total revenues	6.9%	6.6%
Effective tax rate	26.0%	26.2%

The excess tax benefit associated with stock-based awards decreased to $2,793,000 during 2024 as compared to $3,620,000 during 2023. The decrease in the excess tax benefit was due to a smaller increase in the value of our common stock between the grant date and the release date for the restricted stock units released in 2024 as compared to restricted stock units released in 2023. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.9% and 28.8% for 2024 and 2023, respectively. The decrease in our effective tax rate, excluding the impact of the excess tax benefit, was primarily due to a re-measurement that reduced the value of our deferred tax assets in connection with relocating one of our offices to a location designated as tax exempt for all state and local taxes during 2023.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$144,537	$127,352
Investing activities	$(6,939)	$(16,356)
Financing activities	$(65,108)	$(86,009)

We financed our business in 2024 through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents. As of January 3, 2025, our cash and cash equivalents were $258,901,000 as compared to $187,150,000 at December 29, 2023. We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

Generally, our net cash provided by operating activities is used to fund our day to day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of our annual bonuses accrued during the prior year. Our largest source of operating cash flows is collections from our clients. Our primary uses of cash from operating activities are for employee related expenditures, leased facilities, taxes, and general operating expenses.

The decrease in net cash used in investing activities during 2024 as compared to 2023 was due to a decrease in capital expenditures primarily due to leasehold improvements during 2023 associated with our office and lab space in Philadelphia.

The decrease in net cash used in financing activities during 2024 as compared to 2023 was primarily due to a decrease in repurchases of our common stock, a reduction in payroll taxes for restricted stock units, and an increase in exercise of stock-based payment awards, partially offset by an increase in dividends.

We lease office, laboratory, and storage space in 13 states and the District of Columbia, as well as in China, Germany, Hong Kong, Ireland, Singapore, Switzerland, and the United Kingdom under non-cancellable operating lease arrangements that expire at various dates through 2033. On June 19, 2024, we entered into an agreement with the State of Arizona to extend our land lease for 15 years beginning on January 17, 2028. We are currently obligated to make payments under the lease of $1,009,000 per year, which obligation will continue at that level until January 16, 2028. Beginning on January 17, 2028, our payments under the lease will increase to approximately $6,183,000 per year for the 15-year extension term with adjustments to the annual rent payment in 2033 and 2038 based on the consumer price index. As a result of this extension, we added an additional right-of-use asset in exchange for an operating lease liability of $48,683,000 during the second quarter of 2024. As of January 3, 2025, the value of our obligations under operating leases was $81,477,000. See Note 12 of our Notes to Consolidated Financial Statements for additional information regarding our lease obligations. The value of our non-cancellable unconditional purchase obligations was not material at January 3, 2025.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends, procure facilities and equipment or strategically acquire professional service firms that are complementary to our business.

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $112,646,000 were recorded as a long-term liability on our consolidated balance sheet at January 3, 2025. Vested amounts due under the plans of $14,976,000 were recorded as a current liability on our consolidated balance sheet at January 3, 2025. Company assets that are designated to fund the benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of January 3, 2025, invested amounts under the plans of $110,259,000 were recorded as a non-current asset on our consolidated balance sheet. As of January 3, 2025, invested amounts under the plans of $17,578,000 were recorded as other current assets on our consolidated balance sheet.

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

The following table shows EBITDA as a percentage of revenues before reimbursements for 2024 and 2023:

(In thousands, except percentages)	Fiscal Years
	2024	2023
Revenues before reimbursements	$518,490	$497,189
EBITDA	$147,058	$137,662
EBITDA as a % of revenues before reimbursements	28.4%	27.7%

The increase in EBITDA as a percentage of revenues before reimbursements during 2024 as compared to 2023 was primarily due to the increase in utilization and a decrease in general and administrative expenses, partially offset by an increase in other operating expenses. Our utilization increased to 73% during 2024 as compared to 69% during 2023. The increase in utilization was due to demand for proactive services in the consumer electronics and utilities industries, demand for reactive services in the utilities and medical device industries and our efforts to align resources with demand.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for 2024 and 2023:

(In thousands)	Fiscal Years
	2024	2023
Net income	$109,002	$100,339
Add back (subtract):
Income taxes	38,368	35,557
Interest income	(10,001)	(7,150)
Depreciation and amortization	9,689	8,916
EBITDA	147,058	137,662
Stock-based compensation	23,239	20,357
EBITDAS	$170,297	$158,019

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

We have foreign currency risk related to our revenues and expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, the Hong Kong Dollar, the Chinese Yuan, and the Singapore Dollar. Accordingly, changes in exchange rates may negatively affect the revenues and net income of our foreign subsidiaries as expressed in U.S. dollars.

At January 3, 2025, we had net assets of approximately $24.2 million with a functional currency of the British Pound, net assets of approximately $3.5 million with a functional currency of the Hong Kong Dollar, net assets of approximately $2.3 million with a functional currency of the Chinese Yuan, and net assets of approximately $1.2 million with a functional currency of the Singapore Dollar associated with our operations in the United Kingdom, Hong Kong, China, and Singapore respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains/(losses) on these foreign currency transactions and the re-measurement of monetary assets and liabilities. At January 3, 2025, we had net assets denominated in the non-functional currency of approximately $13.4 million.

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

(b)
Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance, but not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 3, 2025.

(c)
Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plans

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended January 3, 2025.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (the "Proxy Statement"). See Part 1, Item 1 of this Annual Report on Form 10-K for information regarding the executive officers of the Company.

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

1.
Financial Statements

The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are included herewith:

2.
Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended January 3, 2025, December 29, 2023 and December 30, 2022 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of January 3, 2025 and December 29, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 3, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 3, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2025 and December 29, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 3, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2025 based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Collectibility of accounts receivable

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for contract losses and doubtful accounts was $6.1 million as of January 3, 2025. The Company’s accounts receivable, net was $161.4 million as of January 3, 2025 which represents 21% of total assets and 29% of revenue for the year ended January 3, 2025. As discussed in Note 1, the Company maintains allowances to estimate their ability to collect financial obligations from customers. The Company records a specific allowance in circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations.

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

San Francisco, California
February 28, 2025

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2024	2023	2022
Revenues:
Revenues before reimbursements	$518,490	$497,189	$463,820
Reimbursements	40,024	39,577	49,473
Revenues	558,514	536,766	513,293

Operating expenses:
Compensation and related expenses	330,011	319,886	264,235
Other operating expenses	46,196	41,541	35,083
Reimbursable expenses	40,024	39,577	49,473
General and administrative expenses	22,726	24,440	23,660
Total operating expenses	438,957	425,444	372,451
Operating income	119,557	111,322	140,842

Other income:
Interest income	10,001	7,150	2,096
Miscellaneous income, net	17,812	17,424	(10,704)
Income before income taxes	147,370	135,896	132,234

Provision for income taxes	38,368	35,557	29,904
Net income	$109,002	$100,339	$102,330

Net income per share:
Basic	$2.13	$1.96	$1.98
Diluted	$2.11	$1.94	$1.96
Shares used in per share computations:
Basic	51,129	51,152	51,727
Diluted	51,569	51,635	52,280

Cash dividends declared per common share	$1.12	$1.04	$0.96

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2024	2023	2022
Net income	$109,002	$100,339	$102,330
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0, $0, and $0, respectively	(814)	610	(1,604)
Comprehensive income	$108,188	$100,949	$100,726

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)	January 3, 2025	December 29, 2023
Assets
Current assets:
Cash and cash equivalents	$258,901	$187,150
Accounts receivable, net of allowance for contract losses and doubtful accounts of $6,141 and $5,281, respectively	161,407	167,360
Prepaid expenses and other current assets	26,573	25,022
Total current assets	446,881	379,532

Property, equipment and leasehold improvements, net	73,007	75,318
Operating lease right-of-use assets	75,248	24,600
Goodwill	8,607	8,607
Deferred income taxes	57,127	53,824
Deferred compensation plan assets	110,259	101,169
Other assets	6,141	3,727
Total assets	$777,270	$646,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$22,136	$22,125
Accrued payroll and employee benefits	119,285	111,773
Deferred revenues	16,369	21,709
Operating lease liabilities	5,393	6,302
Total current liabilities	163,183	161,909

Other liabilities	4,289	3,426
Deferred compensation plan liabilities	112,646	103,398
Operating lease liabilities	76,084	21,959
Total liabilities	$356,202	$290,692

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued	66	66
Additional paid-in capital	345,689	321,448
Accumulated other comprehensive income/(loss)
Foreign currency translation adjustments	(3,791)	(2,977)
Retained earnings	624,151	574,082
Treasury stock, at cost: 14,893 and 15,134 shares held, respectively	(545,047)	(536,534)
Total stockholders’ equity	421,068	356,085
Total liabilities and stockholders’ equity	$777,270	$646,777

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other com-
	Common Stock		paid-in	prehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income(loss)	earnings	Shares	Amount	Total
Balance at December 31, 2021	65,707	$66	$281,419	$(1,983)	$478,370	13,591	$(340,807)	$417,065
Employee stock purchase plan	—	—	1,805	—	—	(22)	215	2,020
Amortization of unrecognized stock-based compensation	—	—	9,999	—	—	—	—	9,999
Purchase of treasury shares	—	—	—	—	—	1,756	(155,856)	(155,856)
Foreign currency translation adjustments	—	—	—	(1,604)	—	—	—	(1,604)
Grant of restricted stock units to settle accrued bonus	—	—	10,200	—	—	—	—	10,200
Settlement of restricted stock units	—	—	(2,421)	—	(1,392)	(261)	(9,091)	(12,904)
Dividends and dividend equivalent rights	—	—	0	—	(50,498)	—	—	(50,498)
Net income	—	—	—	—	102,330	—	—	102,330
Balance at December 30, 2022	65,707	$66	$301,002	$(3,587)	$528,810	15,064	$(505,539)	$320,752
Employee stock purchase plan	—	—	1,840	—	—	(24)	244	2,084
Exercise of stock options	—	—	22			(8)	78	100
Amortization of unrecognized stock-based compensation	—	—	9,912	—	—	—	—	9,912
Purchase of treasury shares	—	—	—	—	—	288	(24,208)	(24,208)
Foreign currency translation adjustments	—	—	—	610	—	—	—	610
Grant of restricted stock units to settle accrued bonus	—	—	10,496	—	—	—	—	10,496
Settlement of restricted stock units	—	—	(1,824)	—	(1,009)	(186)	(7,109)	(9,942)
Dividends and dividend equivalent rights	—	—	—	—	(54,058)	—	—	(54,058)
Net income	—	—	—	—	100,339	—	—	100,339
Balance at December 29, 2023	65,707	$66	$321,448	$(2,977)	$574,082	15,134	$(536,534)	$356,085
Employee stock purchase plan	—	—	1,627	—	—	(21)	212	1,839
Exercise of stock options	—	—	2,633			(124)	1,264	3,897
Amortization of unrecognized stock-based compensation	—	—	11,057	—	—	—	—	11,057
Purchase of treasury shares	—	—	—	—	—	74	(5,710)	(5,710)
Foreign currency translation adjustments	—	—	—	(814)	—	—	—	(814)
Grant of restricted stock units to settle accrued bonus	—	—	10,846	—	—	—	—	10,846
Settlement of restricted stock units	—	—	(1,922)	—	(719)	(170)	(4,279)	(6,920)
Dividends and dividend equivalent rights	—	—	—	—	(58,214)	—	—	(58,214)
Net income	—	—	—	—	109,002	—	—	109,002
Balance at January 3, 2025	65,707	$66	$345,689	$(3,791)	$624,151	14,893	$(545,047)	$421,068

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$109,002	$100,339	$102,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	9,689	8,916	7,079
Provision for contract losses and doubtful accounts	4,450	3,225	3,081
Stock-based compensation	23,239	20,357	20,364
Deferred income tax provision	(3,303)	85	(7,363)
Changes in operating assets and liabilities:
Accounts receivable	1,503	(471)	(33,334)
Prepaid expenses and other current assets	1,798	(6,669)	(6,124)
Change in operating leases	2,568	(152)	(7)
Accounts payable and accrued liabilities	436	(5,055)	2,215
Accrued payroll and employee benefits	495	3,902	6,494
Deferred revenues	(5,340)	2,875	(928)
Net cash provided by operating activities	144,537	127,352	93,807

Cash flows from investing activities:
Capital expenditures	(6,939)	(16,356)	(12,043)
Net cash used in investing activities	(6,939)	(16,356)	(12,043)

Cash flows from financing activities:
Payroll taxes for restricted stock units	(6,920)	(9,942)	(12,904)
Repurchase of common stock	(5,710)	(24,208)	(155,856)
Exercise of stock-based payment awards	5,736	2,184	2,020
Dividends and dividend equivalent rights	(58,214)	(54,043)	(49,237)
Net cash used in financing activities	(65,108)	(86,009)	(215,977)

Effect of foreign currency exchange rates on cash and cash equivalents	(739)	705	(2,016)
Net change in cash and cash equivalents	71,751	25,692	(136,229)
Cash and cash equivalents at beginning of year	187,150	161,458	297,687
Cash and cash equivalents at end of year	$258,901	$187,150	$161,458

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2024 included 53 weeks of activity and ended on January 3, 2025. Fiscal period 2023 included 52 weeks of activity and ended on December 29, 2023. Fiscal period 2022 included 52 weeks of activity and ended on December 30, 2022. Fiscal period 2025 is 52 weeks and will end on January 2, 2026.

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Buildings are depreciated over their estimated useful lives ranging from 30 to 40 years. Equipment is depreciated over its estimated useful life, which generally ranges from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives, generally 7 years, or the term of the related lease.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in 2024, 2023 or 2022.

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

The Company completed its annual assessment for all reporting units with goodwill for 2024 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly, there was no indication of impairment of goodwill for any of the Company’s reporting units and the quantitative goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in 2024, 2023 or 2022.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at January 3, 2025 and December 29, 2023.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2024	2023	2022
Shares used in basic per share computation	51,129	51,152	51,727
Effect of dilutive common stock options outstanding	166	188	204
Effect of unvested restricted stock units outstanding	274	295	349
Shares used in diluted per share computation	51,569	51,635	52,280

Common stock options to purchase 30,000 shares were excluded from the diluted per share calculation for 2024 due to their anti-dilutive effect. Common stock options to purchase 59,459 shares were excluded from the diluted per share calculation for 2023 due to their anti-dilutive effect. There were no equity awards excluded from the diluted per share calculation for 2022.

Recently Adopted Accounting Pronouncements

On November 27, 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard improves reportable segment disclosures by adding and enhancing interim disclosure requirements, clarifying circumstances in which entities can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and adding the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker within each reported measure of segment profit and loss. This standard is effective for all entities that are subject to Topic 280, Segment Reporting for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has included all required disclosures within its Form 10-K for the year ended December 31, 2024. See Note 17 for further information on segment disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (subtopic 220-40), which requires disclosure of disaggregation of certain relevant expenses included in the statements of operations on an annual and interim basis. ASU 2024-03 will be effective for our annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. The amendments must be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the effects of adoption on our consolidated financial statements.

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

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Fiscal Years
	2024	2023	2022
Engineering & Other Scientific	64%	63%	63%
Environmental and Health	15%	15%	16%
Total time and materials revenues	79%	78%	79%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Fiscal Years
	2024	2023	2022
Engineering & Other Scientific	20%	20%	20%
Environmental and Health	1%	2%	1%
Total fixed price revenues	21%	22%	21%

Deferred revenues represent amounts billed to clients in advance of services provided. During 2024, $14,173,000 of revenues were recognized that were included in the deferred revenue balance at December 29, 2023. During 2023, $14,463,000 of revenues were recognized that were included in the deferred revenue balance at December 30, 2022. During 2022, $15,384,000 of revenues were recognized that were included in the deferred revenue balance at December 31, 2021.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third-party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any service fee associated with reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for and not control the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $10,970,000, $12,268,000 and $28,754,000 during 2024, 2023 and 2022, respectively.

Note 3: Cash and cash equivalents

Cash and cash equivalents consisted of the following as of January 3, 2025:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$201,352	$—	$—	$201,352

Cash equivalents:
Money market securities	57,549	—	—	57,549
Total cash equivalents	57,549	—	—	57,549
Total cash and cash equivalents	258,901	—	—	258,901

Cash and cash equivalents consisted of the following as of December 29, 2023:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$132,464	$—	$—	$132,464

Cash equivalents:
Money market securities	54,686	—	—	54,686
Total cash equivalents	54,686	—	—	54,686
Total cash and cash equivalents	187,150	—	—	187,150

Note 4: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during 2024, 2023 and 2022. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at January 3, 2025 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$57,549	$57,549	$—	$—

Fixed income trading securities held in deferred compensation plan (2)	42,291	42,291	—	—

Equity trading securities held in deferred compensation plan (2)	85,546	85,546	—	—

Total	$185,386	$185,386	$—	$—

Liabilities
Deferred compensation plan (3)	127,622	127,622	—	—

Total	$127,622	$127,622	$—	$—

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

Fixed income and equity trading securities as of January 3, 2025 and December 29, 2023 represent mutual funds held in the Company’s deferred compensation plan. See Note 11 for additional information about the Company’s deferred compensation plan.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at January 3, 2025, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at January 3, 2025 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during 2024, 2023 and 2022.

Note 5: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2024	2023
Property:
Land	$18,339	$18,339
Buildings	70,416	69,698
Construction in progress	219	1,114
Equipment:
Machinery and equipment	57,041	54,008
Office furniture and equipment	13,749	12,411
Leasehold improvements	25,445	23,759
	185,209	179,329
Less accumulated depreciation and amortization	112,202	104,011
Property, equipment and leasehold improvements, net	$73,007	$75,318

Depreciation and amortization for 2024, 2023 and 2022 was $9,689,000, $8,916,000 and $7,079,000, respectively.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2024	2023
Billed accounts receivable	$117,503	$128,052
Unbilled accounts receivable	50,045	44,589
Allowance for contract losses and doubtful accounts	(6,141)	(5,281)
Total accounts receivable, net	$161,407	$167,360

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2024	2023
Accounts payable	$5,272	$4,489
Accrued liabilities	16,864	17,636
Total accounts payable and other accrued liabilities	$22,136	$22,125

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2024	2023
Accrued bonuses payable	$76,844	$68,415
Accrued 401(k) contributions	10,807	11,138
Accrued vacation	14,433	13,492
Deferred compensation plan	14,976	13,166
Other accrued payroll and employee benefits	2,225	5,562
Total accrued payroll and employee benefits	$119,285	$111,773

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs. A portion of accrued bonuses payable will be settled by issuing fully vested restricted stock units. See Note 9 and Note 16 for additional information.

Note 7: Income Taxes

Income before income taxes includes income from foreign operations of $13,135,000, $10,353,000 and $10,646,000 for 2024, 2023 and 2022, respectively.

Total income tax expense for 2024, 2023 and 2022 consisted of the following:

	Fiscal Years
(In thousands)	2024	2023	2022
Current
Federal	$28,237	$23,193	$24,411
Foreign	3,041	2,254	1,973
State	10,393	10,025	10,883
	41,671	35,472	37,267
Deferred
Federal	(2,665)	(775)	(4,910)
State	(638)	860	(2,453)
	(3,303)	85	(7,363)
Total	$38,368	$35,557	$29,904

The Company’s effective tax rate differs from the statutory federal tax rate of 21% as shown in the following schedule:

	Fiscal Years
(In thousands)	2024	2023	2022
Tax at federal statutory rate	$30,948	$28,538	$27,769
State taxes, net of federal benefit	7,699	8,587	6,726
Non-deductible officer compensation	1,787	870	1,160
Non-deductible expenses	427	456	52
Non-deductible stock-based compensation	14	12	12
Excess tax benefit from equity incentive plans	(2,239)	(2,844)	(4,533)
Difference between statutory rate and foreign effective tax rate	(194)	(264)	(693)
Other	(74)	202	(589)
Tax expense	$38,368	$35,557	$29,904

Effective tax rate	26.0%	26.2%	22.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 2025 and December 29, 2023 are presented in the following schedule:

	Fiscal Years
(In thousands)	2024	2023
Deferred tax assets:
Accrued liabilities and allowances	$22,831	$21,235
Deferred compensation plan	43,222	40,280
Operating leases	22,782	7,853
Total deferred tax assets	$88,835	$69,368

Deferred tax liabilities:
State taxes	$(2,310)	$(2,255)
Deductible goodwill	(2,065)	(2,071)
Operating leases	(22,782)	(7,853)
Unrealized gain of deferred compensation plan assets	(3,319)	(1,652)
Property, equipment and leasehold improvements	(1,232)	(1,695)
Other	—	(18)
Total deferred tax liabilities	(31,708)	(15,544)
Net deferred tax assets	$57,127	$53,824

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net reduction in taxes otherwise payable arising from that deduction has been recorded as an income tax benefit. For 2024, 2023 and 2022, the net reduction in tax payable arising from employees’ stock award activity was $2,793,000, $3,620,000 and $5,829,000, respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2021. The Company is no longer subject to California franchise tax examinations for years prior to 2020. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2020.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2022	$2,047
Additions based on tax positions related to the current year	571
Reductions due to lapse of statute of limitations	(473)
Balance at December 29, 2023	$2,145
Additions based on tax positions related to the current year	651
Reductions due to lapse of statute of limitations	(369)
Balance at January 3, 2025	$2,427

Unrecognized tax benefits are included in other liabilities in the accompanying consolidated balance sheets. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate by $1,918,000 in a future period. There are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at January 3, 2025 and December 29, 2023.

Dividends

The Company declared and paid cash dividends per share of common stock during the periods presented as follows:

	Fiscal Year
	2024
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.280	$14,159
Second Quarter	$0.280	14,193
Third Quarter	$0.280	14,212
Fourth Quarter	$0.280	14,226
		$56,790

	Fiscal Year
	2023
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.260	$13,169
Second Quarter	$0.260	13,217
Third Quarter	$0.260	13,177
Fourth Quarter	$0.260	13,148
		$52,711

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $720,000, $1,009,000 and $1,392,000 were recorded as a reduction to retained earnings during 2024, 2023 and 2022, respectively.

Repurchase of Common Stock

The Company repurchased 74,000 shares of its common stock for $5,710,000 during 2024. The Company repurchased 288,000 shares of its common stock for $24,208,000 during 2023. The Company repurchased 1,756,000 shares of its common stock for $155,856,000 during 2022. On February 1, 2024, the Board of Directors authorized $61,600,000 for the repurchase of the Company’s common stock. On February 22, 2022, the Board of Directors authorized $150,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates. As of January 3, 2025, the Company had remaining authorization under its stock repurchase plan of $94,290,000 to repurchase shares of common stock.

Note 9: Stock-Based Compensation

On May 29, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan and the 2008 Employee Stock Purchase Plan (“ESPP”). The 2008 Equity Incentive Plan and ESPP were previously adopted by the Company’s Board of Directors on April 8, 2008, subject to stockholder approval.

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan was 13,336,300 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of January 3, 2025, 2,313,565 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 1,200,000 shares of common stock. As of January 3, 2025, 275,324 shares were available for grant. Weighted average purchase prices for shares sold under the ESPP plan in 2024, 2023 and 2022 were $88.70, $87.12 and $91.17, respectively.

Restricted Stock Units

The Company grants restricted stock units to employees and outside directors. These restricted stock unit grants are designed to attract and retain employees, and to better align employee interests with those of the Company’s stockholders. For a select group of employees, up to 40% of their annual bonus is settled with fully vested restricted stock unit awards. Under these fully vested restricted stock unit awards, the holder of each award has the right to receive one share of the Company’s common stock for each fully vested restricted stock unit four years from the date of grant. Each individual who received a fully vested restricted stock unit award is granted a matching number of unvested restricted stock unit awards. These unvested restricted stock unit awards cliff vest four years from the date of grant, at which time the holder of each award will have the right to receive one share of the Company’s common stock for each restricted stock unit award, provided the holder of each award has met certain employment conditions. In the case of retirement at 59 ½ years or older, all unvested restricted stock unit awards will continue to vest provided the holder of each award performs all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For 2024, 2023 and 2022, the Company recorded stock-based compensation expense associated with accrued bonus awards of $12,182,000, $10,445,000 and $10,365,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $9,634,000, $8,831,000 and $9,164,000 during 2024, 2023 and 2022, respectively. The total fair value of restricted stock unit awards vested during 2024, 2023 and 2022 was $21,286,000, $25,277,000 and $29,875,000, respectively. The weighted-average grant date fair values of restricted stock unit awards granted during 2024, 2023 and 2022 were $79.59, $99.47 and $94.24, respectively.

The number of unvested restricted stock unit awards outstanding as of January 3, 2025 is as follows (1):

	Number of awards outstanding	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands) (2)
Balance at December 29, 2023	418,708	$88.78
Awards granted	284,912	79.59
Awards vested	(266,859)	74.70
Awards forfeited	(23,465)	90.72

Balance at January 3, 2025	413,296	$91.43	1.9	$36,746

(1)
Does not include employee stock purchase plans or stock option plans.
(2)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value as of January 3, 2025 was $88.91.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of 10 years and generally vest ratably over a four-year period from the grant date. In the case of retirement at 59 ½ years or older, all unvested stock options will continue to vest provided the holder of each option does all consulting work through the Company and does not become an employee for a past or present client, beneficial party, or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. All stock options have DER, which entitle holders of stock options to the same dividend value per share as holders of common stock. DER are subject to the same vesting terms as the corresponding stock options. DER are accumulated and paid in cash when the underlying stock options vest and are forfeited if the underlying stock options do not vest. During 2024, 2023 and 2022, the Company recorded stock-based compensation expense of $1,423,000, $1,081,000 and $835,000, respectively, associated with stock options.

Option activity is as follows (1):

	Number of shares outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Exercisable at December 29, 2023	463,235	$51.86
Options granted	40,000	75.87
Options forfeited and expired	—	—
Options exercised	(124,206)	31.37

Balance at January 3, 2025	379,029	$61.11	4.80	$11,267

Exercisable at January 3, 2025	289,446	$52.79	3.76	$10,726

(1)
Does not include restricted stock or employee stock purchase plans.

The total intrinsic value of options exercised during 2024, 2023 and 2022 was $8,410,000, $742,000 and $0, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended January 3, 2025, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 3, 2025. This amount changes based on the fair-value of the Company’s stock.

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

The assumptions used to value option grants for 2024, 2023 and 2022 are as follows:

	Stock Option Plan
	Fiscal Years
	2024	2023	2022
Expected term (in years)	5.7	5.8	5.6
Risk-free interest rate	4.26%	3.99%	1.90%
Volatility	30%	29%	28%
Dividend yield	0%	0%	0%

The weighted-average grant date fair value of options granted during 2024, 2023 and 2022 were $28.36, $38.29 and $26.64, respectively.

The amount of stock-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of income for 2024, 2023 and 2022 is as follows:

	Fiscal Years
(In thousands)	2024	2023	2022
Compensation and related expenses:
Restricted stock units	$21,086	$18,542	$18,810
Stock option grants	1,423	1,081	835
Sub-total	22,509	19,623	19,645

General and administrative expenses:
Restricted stock units	730	734	719
Sub-total	730	734	719
Total stock-based compensation expense	$23,239	$20,357	$20,364

Income tax benefit	$2,793	$3,620	$5,829

As of January 3, 2025, there was $12,984,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.5 years, related to unvested restricted stock unit awards and $1,253,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.1 years, related to unvested stock options.

Note 10: Retirement Plans

The Company provides a defined contribution retirement plan for its employees whereby the Company contributes to each eligible employee’s account 7% of the employee’s eligible salary. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first five years of employment and then immediately thereafter. These contributions are made to the 401(k) plan up to the statutory maximum. Any portion of the 7% contribution in excess of the statutory maximum is made to the Company’s nonqualified deferred compensation plan. The Company’s expenses related to this plan were $11,704,000, $11,867,000 and $10,166,000 in 2024, 2023 and 2022, respectively.

Note 11: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of January 3, 2025 and December 29, 2023, invested amounts under the plans totaled $127,837,000 and $115,187,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to miscellaneous income, net.

As of January 3, 2025 and December 29, 2023, vested amounts due under the plans totaled $127,622,000 and $116,564,000, respectively. Changes in the liability are recorded as adjustments to compensation and related expense. During 2024, 2023 and 2022, the Company recognized compensation expense of $14,928,000, $14,315,000 and ($14,187,000), respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income, net.

Note 12: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s consolidated balance sheet. The Company does not have any finance leases as of January 3, 2025.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the state of Arizona under a 30-year lease agreement that expires in January of 2028 and has options to renew for two 15-year periods. On June 19, 2024, the Company entered into an agreement with the State of Arizona to extend this lease for 15 years beginning on January 17, 2028. The Company is currently obligated to make payments under the lease of $1,009,000 per year, which obligation will continue at that level until January 16, 2028. Beginning on January 17, 2028, the Company’s payments under the lease will increase to approximately $6,183,000 per year for the 15-year extension term with adjustments to the annual rent payment in 2033 and 2038 based on the consumer price index. As a result of this extension, the Company added an additional right-of-use asset in exchange for an operating lease liability of $48,683,000 during the second quarter of 2024. As of January 3, 2025, the Company has determined that the exercise of the second renewal option is not reasonably certain and thus that extension is not included in the lease term.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The components of lease expense included in other operating expenses on the consolidated statements of income were as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
(In thousands)	2024	2023	2022
Operating lease cost	$11,061	$7,732	$7,050
Variable lease cost	1,425	1,635	1,263
Short-term lease cost	1,345	1,174	651

Supplemental cash flow information related to operating leases was as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
(In thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$7,559	$7,249	$6,564

Supplemental balance sheet information related to operating leases was as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
Weighted Average Remaining Lease Term	13.7 years	6.1 years	4.1 years
Weighted Average Discount Rate	6.3%	5.1%	4.3%

Maturities of operating lease liabilities as of January 3, 2025:

Operating
(In thousands)	Leases
2025	8,001
2026	7,756
2027	6,633
2028	9,666
2029	9,390
Thereafter	89,052
Total lease payments	$130,498
Less imputed interest	49,021
Total lease liability	$81,477

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

Note 14: Miscellaneous Income, Net

Miscellaneous income, net, consisted of the following:

	Fiscal Years
(In thousands)	2024	2023	2022
Rental income	$2,853	$3,371	$2,938
Gain (loss) on deferred compensation investments	14,928	14,315	(14,187)
Gain (loss) on foreign exchange	(14)	(259)	522
Other	45	(3)	23
Total	$17,812	$17,424	$(10,704)

Note 15: Industry and Client Credit Risk

The Company serves clients in various segments of the economy. During 2024, the Company provided services representing approximately 24%, 19%, 16% and 10% of revenues to clients in the consumer products industry, energy and utilities industries, the transportation industry and the chemical industry, respectively.

No single client comprised more than 10% of the Company’s revenues during 2024 or 2023. One client comprised 15% of the Company’s revenues during 2022.

Note 16: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2024	2023	2022
Cash paid during the year:
Income taxes	$39,723	$38,944	$40,121
Non-cash investing and financing activities:
Vested stock unit awards granted to settle accrued bonus	10,846	10,496	10,200
Right-of-use asset obtained in exchange for operating lease obligation	58,032	15,749	9,476
Leasehold improvements obtained in exchange for right-of-use asset	-	3,219	-
Accrual for capital expenditures	575	137	1,017

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

Segment information is presented for selected data from the statements of income and statements of cash flows for 2024, 2023 and 2022. Segment information for selected data from the balance sheets is presented for the fiscal years ended January 3, 2025 and December 29, 2023. The Company’s CEO, the chief operating decision maker, does not review total assets in her evaluation of segment performance and capital allocation.

Revenues

	Fiscal Years
(In thousands)	2024	2023	2022
Engineering and Other Scientific	$469,544	$446,888	$427,796
Environmental and Health	88,970	89,878	85,497
Total revenues	$558,514	$536,766	$513,293

Compensation and related expenses

	Fiscal Years
(In thousands)	2024	2023	2022
Engineering and Other Scientific	$223,395	$215,650	$195,243
Environmental and Health	47,600	48,619	47,288

Total segment compensation and related expenses	270,995	264,269	242,531

Corporate compensation and related expenses	59,016	55,617	21,704

Total compensation and related expenses	$330,011	$319,886	$264,235

Certain expenses are excluded from the Company’s measure of segment compensation and related expenses. These include the deferred compensation expense/benefit due to changes in value of assets associated with the Company’s deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards, and the compensation costs associated with the Company’s human resources, finance, information technology, corporate, and business development groups.

Operating Income

	Fiscal Years
(In thousands)	2024	2023	2022
Engineering and Other Scientific	$164,883	$153,918	$152,679
Environmental and Health	29,995	28,432	27,340

Total segment operating income	194,878	182,350	180,019

Corporate operating expense	(75,321)	(71,028)	(39,177)
Total operating income	$119,557	$111,322	$140,842

Certain operating expenses are excluded from the Company's measure of segment operating income. These expenses include the costs associated with the Company’s human resources, finance, information technology, corporate, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with the Company’s deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in the Company’s allowance for contract losses and doubtful accounts.

Capital Expenditures

	Fiscal Years
(In thousands)	2024	2023	2022
Engineering and Other Scientific	$3,257	$3,895	$4,661
Environmental and Health	77	170	174

Total segment capital expenditures	3,334	4,065	4,835

Corporate capital expenditures	4,043	14,630	7,812
Total capital expenditures	$7,377	$18,695	$12,647

Certain capital expenditures associated with the Company's corporate cost centers and the related depreciation are excluded from the Company's segment information.

Depreciation and Amortization

	Fiscal Years
(In thousands)	2024	2023	2022
Engineering and Other Scientific	$6,833	$6,087	$4,489
Environmental and Health	206	213	171

Total segment depreciation and amortization	7,039	6,300	4,660

Corporate depreciation and amortization	2,650	2,616	2,419
Total depreciation and amortization	$9,689	$8,916	$7,079

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2024	2023
United States	$72,418	$74,668
Foreign Countries	589	650
Total	$73,007	$75,318

Revenues (1)

	Fiscal Years
(In thousands)	2024	2023	2022
United States	$493,067	$470,078	$450,445
Foreign Countries	65,447	66,688	62,848

Total	$558,514	$536,766	$513,293

(1)
Geographic revenues are allocated based on the location of the client.

Below is a breakdown of goodwill, reported by segment as of January 3, 2025 and December 29, 2023:

(In thousands)	Environmental and Health	Engineering and Other Scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for 2024, 2023 and 2022. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during 2024, 2023, and 2022.

Note 18: Subsequent Events

On February 6, 2025, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.30 per share to be paid on March 21, 2025 to all common stockholders of record as of March 7, 2025.

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
(In thousands)	Balance at Beginning of Year	Provision Charged to Expense	Provision Charged to Revenues	Accounts Written- off Net of Recoveries	Balance at End of Year
Year Ended January 3, 2025
Allowance for bad debt	$1,162	$993	$—	$(804)	$1,351
Allowance for contract losses	$4,119	$—	$3,457	$(2,786)	$4,790

Year Ended December 29, 2023
Allowance for bad debt	$1,239	$856	$—	$(933)	$1,162
Allowance for contract losses	$4,954	$—	$2,368	$(3,203)	$4,119

Year Ended December 30, 2022
Allowance for bad debt	$973	$455	$—	$(189)	$1,239
Allowance for contract losses	$3,450	$—	$2,626	$(1,122)	$4,954

(1)
Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $74,000, $181,000 and $11,000 for 2024, 2023 and 2022, respectively.

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

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Annual Report on Form 10-K. Unless otherwise indicated all filings are under SEC File Number 000-18655:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562). (P)

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation dated January 30, 1998.

3.1(iii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 28, 2015).

3.1(v)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2018).

3.2(i)	Amended and Restated Bylaws of the Company, as amended and restated December 15, 2022 (incorporated by reference from the Company’s Current Report on Form 8-K as filed on December 19, 2022).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562). (P)

*4.2	Description of the Registrant’s Securities (incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal year ended January 1, 2021).

10.1

Commercial Lease No. 03-53542 between the Company and the Arizona State Land Department, effective January 17, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003).

*10.2	Exponent Nonqualified Deferred Compensation Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*10.3	Amended and Restated Nonqualified Deferred Compensation Plan dated January 1, 2022 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

*10.4

Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.5	Services Agreement between the Company and Exponent Engineering P.C. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2006).

*10.6	2008 Employee Stock Purchase Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.7

Form of Restricted Stock Unit Employee Bonus Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.8

Form of Restricted Stock Unit Employee Matching Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.9

Form of Restricted Stock Unit Director Grant Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009).

*10.10	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A filed on April 19, 2012).

*10.11

Exponent, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2014 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021).

*10.12

First Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2014) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021).

*10.13

Second Amendment to the Exponent, Inc. 401(k) Savings Plan (as amended and restated January 1, 2014) (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021).

*10.14	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011).

*10.15	Amendment to Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

*10.16

Form of Indemnification Agreement entered into or proposed to be entered into between the Company and its officers and directors (incorporated by reference from the Company’s Current Report on Form 8-K as filed on May 30, 2014).

*10.17	Executive Compensation Clawback Policy (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2016).

*10.18	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A on April 18, 2017).

*10.19	Exponent, Inc. Amended and Restated 2008 Employee Stock Purchase Plan (filed as Appendix B to the Company’s Schedule 14A on April 18, 2017).

*10.20	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A on April 22, 2024).

10.21	Notice of Election to Extend Lease between the Company and the Arizona State Land Department (incorporated by reference from the Company's Current Report on Form 8-k as filed on Jun 24, 2024)

19.1	Insider Trading Policy

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97.01	Exponent, Inc. Incentive Compensation Recovery Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Indicates management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 28, 2025	By:	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Catherine Ford Corrigan	Chief Executive Officer and Director	February 28, 2025
Catherine Ford Corrigan, Ph.D.	(Principal Executive Officer)

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 28, 2025
Richard L. Schlenker, Jr.

/s/ Paul R. Johnston	Chairman of the Board of Directors	February 28, 2025
Paul R. Johnston, Ph.D.

/s/ George Brown	Director	February 28, 2025
George Brown

/s/ Carol Lindstrom	Director	February 28, 2025
Carol Lindstrom

/s/ Karen Richardson	Director	February 28, 2025
Karen Richardson

/s/ Debra L. Zumwalt	Director	February 28, 2025
Debra L. Zumwalt