Form 10-K/A
period 2025-01-03
EXPONENT INC
filed 2025-04-18
CIK 851520

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

Explanatory Note

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 3, 2025 (the “Original Form 10-K”) to correct the hyperlink for Exhibit 3.2(i). Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and does not modify or update in any way the disclosures contained in the Original Form 10-K, which speak as of the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into (as indicated parenthetically), the Original Form 10-K, as amended by this Amendment. Unless otherwise indicated all filings are under SEC File Number 000-18655:

3.1(i)	Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Registration Statement on Form S-1 as filed on June 25, 1990, registration number 33-35562). (P)

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation dated January 30, 1998 (incorporated by reference from the Company's Annual Report on Form 10-k filed on February 28, 2025).

3.1(iii)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 24, 2006).

3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 28, 2015).

3.1(v)	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2018).

3.2(i)	Amended and Restated Bylaws of the Company, as amended and restated December 15, 2022 (incorporated by reference from the Company’s Current Report on Form 8-K as filed on December 19, 2022).

4.1	Specimen copy of Common Stock Certificate of the Company (incorporated by reference from the Company’s Registration Statement on Forms S-1 as filed on June 25, 1990, registration number 33-35562). (P)

*4.2	Description of the Registrant’s Securities (incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal year ended January 1, 2021).

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

*10.17	Executive Compensation Clawback Policy (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2016).

*10.18	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A on April 18, 2017).

*10.19	Exponent, Inc. Amended and Restated 2008 Employee Stock Purchase Plan (filed as Appendix B to the Company’s Schedule 14A on April 18, 2017).

*10.20	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A on April 22, 2024).

10.21	Notice of Election to Extend Lease between the Company and the Arizona State Land Department (incorporated by reference from the Company's Current Report on Form 8-k as filed on Jun 24, 2024)

19.1	Insider Trading Policy (incorporated by reference from the Company's Annual Report on Form 10-k filed on February 28, 2025)

21.1	List of subsidiaries (incorporated by reference from the Company's Annual Report on Form 10-k filed on February 28, 2025).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference from the Company's Annual Report on Form 10-k filed on February 28, 2025).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference from Company's Annual Report on Form 10-k filed on February 28, 2025).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference from Company's Annual Report on Form 10-k filed on February 28, 2025).

97.01	Exponent, Inc. Incentive Compensation Recovery Policy (previously filed with the Company's Annual Report on Form 10-k filed on February 28, 2025)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Indicates management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: April 18, 2025	By:	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President,
Chief Financial Officer and Corporate Secretary