Form 10-Q
period 2025-04-04
EXPONENT INC
filed 2025-05-09
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2025

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

As of May 2, 2025, the latest practicable date, the registrant had 50,751,482 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

April 4, 2025 and January 3, 2025

(unaudited)

(In thousands, except par value)	April 4, 2025	January 3, 2025
Assets
Current assets:
Cash and cash equivalents	$245,113	$258,901
Accounts receivable, net of allowance for contract losses and doubtful accounts of $6,308 and $6,141 at April 4, 2025 and January 3, 2025, respectively	166,788	161,407
Prepaid expenses and other current assets	20,895	26,573
Total current assets	432,796	446,881

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $114,770 and $112,202 at April 4, 2025 and January 3, 2025, respectively	71,767	73,007
Operating lease right-of-use assets	73,438	75,248
Goodwill	8,607	8,607
Deferred income taxes	60,354	57,127
Deferred compensation plan assets	109,799	110,259
Other assets	6,478	6,141
Total assets	$763,239	$777,270

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$36,783	$22,136
Accrued payroll and employee benefits	74,074	119,285
Deferred revenues	13,782	16,369
Operating lease liabilities	5,633	5,393
Total current liabilities	130,272	163,183

Other liabilities	5,149	4,289
Deferred compensation plan liabilities	111,922	112,646
Operating lease liabilities	74,488	76,084
Total liabilities	321,831	356,202
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at April 4, 2025 and January 3, 2025, respectively	66	66
Additional paid-in capital	361,776	345,689
Accumulated other comprehensive loss
Foreign currency translation adjustments	(2,845)	(3,791)
Retained earnings	635,020	624,151
Treasury stock, at cost; 14,853 and 14,893 shares held at April 4, 2025 and January 3, 2025, respectively	(552,609)	(545,047)
Total stockholders’ equity	441,408	421,068
Total liabilities and stockholders’ equity	$763,239	$777,270

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three Months Ended April 4, 2025 and March 29, 2024

(unaudited)

	Three Months Ended
(In thousands, except per share data)	April 4, 2025	March 29, 2024
Revenues:
Revenues before reimbursements	$137,437	$137,207
Reimbursements	8,070	7,726
Revenues	145,507	144,933
Operating expenses:
Compensation and related expenses	75,903	90,327
Other operating expenses	12,095	10,531
Reimbursable expenses	8,070	7,726
General and administrative expenses	5,007	5,636
Total operating expenses	101,075	114,220
Operating income	44,432	30,713
Other income, net:
Interest income, net	2,714	2,626
Miscellaneous income (loss), net	(9,386)	7,084
Total other income (loss), net	(6,672)	9,710
Income before income taxes	37,760	40,423
Income taxes	11,110	10,281
Net income	$26,650	$30,142
Net income per share:
Basic	$0.52	$0.59
Diluted	$0.52	$0.59
Shares used in per share computations:
Basic	51,283	51,006
Diluted	51,650	51,419
Cash dividends declared per common share	$0.30	$0.28

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended April 4, 2025 and March 29, 2024

(unaudited)

	Three Months Ended
(In thousands)	April 4, 2025	March 29, 2024
Net income	$26,650	$30,142
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	946	(210)
Comprehensive income	$27,596	$29,932

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended April 4, 2025 and March 29, 2024

(unaudited)

	Three Months Ended April 4, 2025
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	loss	earnings	Shares	Amount	Total
Balance at January 3, 2025	65,707	$66	$345,689	$(3,791)	$624,151	14,893	$(545,047)	$421,068
Employee stock purchase plan	-	-	326	-	-	(5)	58	384
Amortization of unrecognized stock-based compensation	-	-	5,028	-	-	-	-	5,028
Purchase of treasury shares	-	-	-	-	-	65	(5,000)	(5,000)
Foreign currency translation adjustments	-	-	-	946	-	-	-	946
Grant of restricted stock units to settle accrued bonus	-	-	12,179	-	-	-	-	12,179
Settlement of restricted stock units	-	-	(1,499)	-	-	(95)	(2,667)	(4,166)
Exercise of stock options	-	-	53			(5)	47	100
Dividends and dividend equivalent rights	-	-	-	-	(15,781)	-	-	(15,781)
Net income	-	-	-	-	26,650	-	-	26,650
Balance at April 4, 2025	65,707	$66	$361,776	$(2,845)	$635,020	14,853	$(552,609)	$441,408

	Three Months Ended March 29, 2024
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 29, 2023	65,707	$66	$321,448	$(2,977)	$574,082	15,134	$(536,534)	$356,085
Employee stock purchase plan	-	-	450	-	-	(7)	68	518
Amortization of unrecognized stock-based compensation	-	-	4,026	-	-	-	-	4,026
Purchase of treasury shares	-	-	-	-	-	71	(5,466)	(5,466)
Foreign currency translation adjustments	-	-	-	(210)	-	-	-	(210)
Grant of restricted stock units to settle accrued bonus	-	-	10,846	-	-	-	-	10,846
Settlement of restricted stock units	-	-	(1,797)	-	(720)	(159)	(4,279)	(6,796)
Exercise of stock options	-	-	41			(6)	59	100
Dividends and dividend equivalent rights	-	-	-	-	(14,934)	-	-	(14,934)
Net income	-	-	-	-	30,142	-	-	30,142
Balance at March 29, 2024	65,707	$66	$335,014	$(3,187)	$588,570	$15,033	$(546,152)	$374,311

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 4, 2025 and March 29, 2024

(unaudited)

	Three Months Ended
(In thousands)	April 4, 2025	March 29, 2024
Cash flows from operating activities:
Net income	$26,650	$30,142
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,492	2,324
Provision for contract losses and doubtful accounts	256	1,279
Stock-based compensation	8,179	7,340
Deferred income tax provision	(3,226)	1,600
Changes in operating assets and liabilities:
Accounts receivable	(5,637)	3,196
Prepaid expenses and other current assets	(3,331)	(2,193)
Change in operating leases	454	(614)
Accounts payable and accrued liabilities	11,595	2,577
Accrued payroll and employee benefits	(27,571)	(29,616)
Deferred revenues	(2,587)	(5,603)
Net cash provided by operating activities	7,274	10,432
Cash flows from investing activities:
Capital expenditures	(1,754)	(1,482)
Net cash used in investing activities	(1,754)	(1,482)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(4,166)	(6,796)
Repurchase of common stock	-	(5,466)
Exercise of stock-based payment awards	484	618
Dividends and dividend equivalents rights	(16,367)	(15,583)
Net cash used in financing activities	(20,049)	(27,227)
Effect of foreign currency exchange rates on cash and cash equivalents	741	(208)
Net decrease in cash and cash equivalents	(13,788)	(18,485)
Cash and cash equivalents at beginning of period	258,901	187,150
Cash and cash equivalents at end of period	$245,113	$168,665

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended April 4, 2025 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2025, which was filed with the U.S. Securities and Exchange Commission on February 28, 2025 and amended on April 18, 2025.

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

Recent Accounting Pronouncement Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for annual reporting periods beginning after December 15, 2024. The Company is evaluating the effect that this standard may have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (subtopic 220-40), which requires disclosure of disaggregation of certain relevant expenses included in the statements of operations on an annual and interim basis. ASU 2024-03 will be effective for our annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. The amendments must be applied retrospectively, and early adoption is permitted. The Company is evaluating the effect that this standard may have on its consolidated financial statements and related disclosures.

Note 2: Revenue Recognition

Substantially all of the Company’s engagements are performed under time and materials or fixed-price arrangements. For time and materials contracts, the Company utilizes the practical expedient under Accounting Standards Codification 606 – Revenue from Contracts with Customers, which states if an entity has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided) then the entity may recognize revenue in the amount to which the entity has a right to invoice.

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Three Months Ended
	April 4, 2025	March 29, 2024
Engineering & other scientific	66%	64%
Environmental and health	16%	16%
Total time and materials revenues	82%	80%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Three Months Ended
	April 4, 2025	March 29, 2024
Engineering & other scientific	17%	19%
Environmental and health	1%	1%
Total fixed price revenues	18%	20%

Deferred revenues represent amounts billed to clients in advance of services provided. During the first quarter of 2025, $5,877,000 of revenues were recognized that were included in the deferred revenue balance at January 3, 2025. During the first quarter of 2024, $7,956,000 of revenues were recognized that were included in the deferred revenue balance at December 29, 2023.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any service fee associated with reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $3,504,000 and $2,747,000 during the first quarter of 2025 and 2024, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three months ended April 4, 2025 and March 29, 2024. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these financial assets and liabilities was determined using the following inputs at April 4, 2025:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$58,163	$58,163	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	47,865	47,865	-	-
Equity trading securities held in deferred compensation plan (2)	76,202	$76,202	-	-
Total	$182,230	$182,230	$-	$-
Liabilities
Deferred compensation plan (3)	126,065	126,065	-	-
Total	$126,065	$126,065	$-	$-

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

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 3, 2025:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$57,549	$57,549	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	42,291	42,291	-	-
Equity trading securities held in deferred compensation plan (2)	85,546	85,546	-	-
Total	$185,386	$185,386	$-	$-
Liabilities
Deferred compensation plan (3)	127,622	127,622	-	-
Total	$127,622	$127,622	$-	$-

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

Money market securities as of April 4, 2025 and January 3, 2025 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of April 4, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$186,950	$-	$-	$186,950
Cash equivalents:
Money market securities	58,163	-	-	58,163
Total cash equivalents	58,163	-	-	58,163
Total cash and cash equivalents	$245,113	$-	$-	$245,113

Cash and cash equivalents consisted of the following as of January 3, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$201,352	$-	$-	$201,352
Cash equivalents:
Money market securities	57,549	-	-	57,549
Total cash equivalents	57,549	-	-	57,549
Total cash and cash equivalents	$258,901	$-	$-	$258,901

At April 4, 2025 and January 3, 2025, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at April 4, 2025 and January 3, 2025, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at April 4, 2025 and January 3, 2025 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheets.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	April 4, 2025	March 29, 2024
Shares used in basic per share computation	51,283	51,006
Effect of dilutive common stock options outstanding	103	164
Effect of dilutive restricted stock units outstanding	264	249
Shares used in diluted per share computation	51,650	51,419

Common stock options to purchase 100,833 shares were excluded from the diluted per share calculation for the three months ended April 4, 2025 due to their anti-dilutive effect. Common stock options to purchase 100,833 shares were excluded from the diluted per share calculation for the three months ended March 29, 2024 due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $3,151,000 and $3,314,000 during the three months ended April 4, 2025 and March 29, 2024, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $4,240,000 and $3,707,000 during the three months ended April 4, 2025 and March 29, 2024, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $788,000 and $319,000 during the three months ended April 4, 2025 and March 29, 2024, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of April 4, 2025 and January 3, 2025, the invested amounts under the plans totaled $124,067,000 and $127,837,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income (loss), net.

As of April 4, 2025 and January 3, 2025, vested amounts due under the plans totaled $126,065,000 and $127,622,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended April 4, 2025, the Company recognized a reduction to compensation expense of $9,336,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (loss), net. During the three months ended March 29, 2024, the Company recognized additional compensation expense of $6,267,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income (loss), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	April 4, 2025	March 29, 2024
Cash paid during period:
Income taxes	$1,461	$1,102
Non-cash investing and financing activities:
Vested stock unit awards issued to settle accrued bonuses	$12,179	$10,846
Accrual for capital expenditures	$73	$164
Right-of-use asset obtained in exchange for operating lease obligations	$-	$1,103
Repurchase of common stock	$5,000	$-

Note 8: Accounts Receivable, Net

At April 4, 2025 and January 3, 2025, accounts receivable, net, was comprised of the following:

	April 4,	January 3,
(In thousands)	2025	2025
Billed accounts receivable	$110,725	$117,503
Unbilled accounts receivable	62,371	50,045
Allowance for contract losses and doubtful accounts	(6,308)	(6,141)
Total accounts receivable, net	$166,788	$161,407

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows:

(In thousands)
Balance at January 3, 2025	$6,141
Provision for contract losses and doubtful accounts	256
Write-offs	(89)
Balance at April 4, 2025	$6,308

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

Segment information for the three months ended April 4, 2025 and March 29, 2024 follows:

Revenues

	Three Months Ended
(In thousands)	April 4, 2025	March 29, 2024
Engineering and Other Scientific	$122,135	$121,471
Environmental and Health	23,372	23,462
Total revenues	$145,507	$144,933

Compensation and related expenses

	Three Months Ended
(In thousands)	April 4, 2025	March 29, 2024
Engineering and Other Scientific	$57,248	$57,735
Environmental and Health	12,448	12,316
Total segment compensation and related expenses	69,696	70,051
Corporate compensation and related expenses	6,207	20,276
Total compensation and related expenses	$75,903	$90,327

Operating Income

	Three Months Ended
(In thousands)	April 4, 2025	March 29, 2024
Engineering and Other Scientific	$45,113	$48,631
Environmental and Health	8,698	8,236
Total segment operating income	53,811	56,867
Corporate operating expense	(9,379)	(26,154)
Total operating income	$44,432	$30,713

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

Capital Expenditures

	Three Months Ended
(In thousands)	April 4, 2025	March 29, 2024
Engineering and Other Scientific	$475	$417
Environmental and Health	62	29
Total segment capital expenditures	537	446
Corporate capital expenditures	715	1,063
Total capital expenditures	$1,252	$1,509

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended
(In thousands)	April 4, 2025	March 29, 2024
Engineering and Other Scientific	$1,826	$1,628
Environmental and Health	47	49
Total segment depreciation and amortization	1,873	1,677
Corporate depreciation and amortization	619	647
Total depreciation and amortization	$2,492	$2,324

No single client comprised more than 10% of the Company’s revenues during the three months ended April 4, 2025 and March 29, 2024.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of April 4, 2025.

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

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the State of Arizona under an agreement that expires in January of 2043 that includes an option to renew for one fifteen-year period.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $191,000 and $842,000 was included in other income for the three months ended April 4, 2025 and March 29, 2024, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended
(In thousands)	April 4, 2025	March 29, 2024
Operating lease cost	$3,212	$2,115
Variable lease cost	303	363
Short-term lease cost	356	307

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended
(In thousands)	April 4, 2025	March 29, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$2,602	$2,524

Supplemental balance sheet information related to operating leases was as follows:

	April 4, 2025	March 29, 2024
Weighted Average Remaining Lease Term	13.6 years	5.9 years
Weighted Average Discount Rate	6.3%	5.2%

Maturities of operating lease liabilities as of April 4, 2025:

(In thousands)	Operating Leases
2025 (excluding the three months ended April 4, 2025)	$5,190
2026	7,965
2027	6,633
2028	9,666
2029	9,390
Thereafter	89,052
Total lease payments	$127,896
Less imputed interest	47,775
Total lease liability	$80,121

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

Note 12: Subsequent Events

On May 1, 2025, the Company’s Board of Directors announced a cash dividend of $0.30 per share of the Company’s common stock, payable June 20, 2025, to stockholders of record as of June 6, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2025, which are contained in our fiscal 2024 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 28, 2025 and amended on April 18, 2025 (our “2024 Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to us or our management, identify such forward-looking statements. Such statements reflect the current views of us or our management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our 2024 Annual Report under the heading “Risk Factors” and elsewhere in this report. The inclusion of such forward-looking information should not be regarded as a representation by the us or any other person that the future events, plans, or expectations we contemplated will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not intend to release publicly any updates or revisions to any such forward-looking statements.

Business Overview

Exponent, Inc. is an engineering and scientific consulting firm providing solutions to complex problems. Our interdisciplinary organization of scientists, physicians, engineers, and business consultants draws from more than 90 technical disciplines to solve the most pressing and complicated challenges facing stakeholders today. The firm leverages over 50 years of experience in analyzing accidents and failures to advise clients as they innovate their technologically complex products and processes, ensure the safety and health of their users, and address the challenges of sustainability.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the three months ended April 4, 2025, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2025 increased slightly to $145,507,000 as compared to $144,933,000 during the same period last year. Revenues before reimbursements for the first quarter of 2025 increased slightly to $137,437,000 as compared to $137,207,000 during the same period last year. Our failure analysis expertise drove increased dispute-related activities in the chemicals, transportation and utilities industries. Proactive engagements were led by risk management and regulatory support activities. As expected, we were impacted by easing in the consumer electronics industry due to the timing of clients' product development life cycles.

Net income decreased 12% to $26,650,000 during the first quarter of 2025 as compared to $30,142,000 during the same period last year. Diluted earnings per share decreased to $0.52 per share during the first quarter of 2025 as compared to $0.59 during the same period last year. The decrease in profitability was due to an increase in other operating expenses associated with the extension of our land lease with the State of Arizona, an increase in stock-based compensation, and a decrease in the tax benefit associated with stock-based awards. During the first quarter of 2025, we realized a negative tax impact associated with stock-based awards of $469,000 as compared to a positive tax benefit of $946,000 during the same period last year. The change in the tax impact associated with stock-based awards was due to the change in the difference of the value of our common stock between the grant date and the release date for the restricted stock units released during the first quarter of 2025 as compared to the first quarter of 2024.

We remain focused on building our world-class engineering and scientific team to position us at the forefront of innovation and meet the ever-changing needs of our clients and the market. We also remain focused on capitalizing on emerging growth areas, managing other operating expenses, generating cash from operations, maintaining a strong balance sheet and undertaking activities such as share repurchases and dividends to enhance stockholder value.

Overview of the Three Months Ended April 4, 2025

During the first quarter of 2025, billable hours decreased 4% to 376,000 as compared to 392,000 during the same period last year. Our utilization was flat at 75% during the first quarter of 2025 and the same period last year. Technical full-time equivalent employees decreased 4% to 966 during the first quarter of 2025 as compared to 1,003 during the same period last year.

Three Months Ended April 4, 2025 compared to Three Months Ended March 29, 2024

Revenues

	Three Months Ended
(in thousands, except percentages)	April 4, 2025	March 29, 2024	Percent Change
Engineering and other scientific	$122,135	$121,471	0.5%
Percentage of total revenues	83.9%	83.8%
Environmental and health	23,372	23,462	-0.4%
Percentage of total revenues	16.1%	16.2%
Total revenues	$145,507	$144,933	0.4%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billing rates offset by decrease in billable hours. Activity in this segment was primarily driven by demand for our services across the transportation and utilities industries. During the first quarter of 2025, billable hours for this segment decreased by 5% to 300,000 as compared to 315,000 during the same period last year. Utilization for this segment decreased to 76% during the first quarter of 2025 as compared to 77% during the same period last year. Technical full-time equivalent employees in this segment decreased 3% to 762 during the first quarter of 2025 as compared to 785 for the same period last year.

The decrease in revenues for our Environmental and Health segment was due to a decrease in billable hours partially offset by an increase in billing rates. Activity in this segment was primarily driven by the chemical industry. During the first quarter of 2025, billable hours for this segment decreased by 1% to 76,000 as compared to 77,000 during the same period last year. Utilization in this segment increased to 72% during the first quarter of 2025 as compared to 68% during the same period last year. Technical full-time equivalent employees in this segment decreased 6% to 204 during the first quarter of 2025 as compared to 218 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	April 4, 2025	March 29, 2024	Percent Change
Compensation and related expenses	$75,903	$90,327	-16.0%
Percentage of total revenues	52.2%	62.3%

The decrease in compensation and related expenses during the first quarter of 2025 was due to a change in the value of assets associated with our deferred compensation plan, partially offset by an increase in stock-based compensation expense. During the first quarter of 2025, deferred compensation expense decreased by $15,603,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $9,336,000 during the first quarter of 2025 as compared to an increase in the value of plan assets of 6,267,000 during the same period last year. During the first quarter of 2025, stock-based compensation expense increased $1,005,000 due to an increase in unvested restricted stock unit grants.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	April 4, 2025	March 29, 2024	Percent Change
Other operating expenses	$12,095	$10,531	14.9%
Percentage of total revenues	8.3%	7.3%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first quarter of 2025 was primarily due to an increase in occupancy expense of $992,000 and an increase in computer-related expenses of $336,000. Our land lease with the State of Arizona was extended on June 19, 2024. This extension resulted in additional non-cash rent expense of approximately $1,085,000 during the first quarter of 2025. This increased level of rent expense will continue through the extended lease term ending in January of 2043 with adjustments in 2033 and 2038 based on the consumer price index. The increase in computer-related expenses was due to continued investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	April 4, 2025	March 29, 2024	Percent Change
Reimbursable expenses	$8,070	$7,726	4.4%
Percentage of total revenues	5.5%	5.3%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	April 4, 2025	March 29, 2024	Percent Change
General and administrative expenses	$5,007	$5,636	-11.2%
Percentage of total revenues	3.4%	3.9%

The decrease in general and administrative expenses was primarily due to a decrease in personnel expenses of $276,000, a decrease in bad debt expense of $208,000, and a decrease in legal expenses of $160,000. The decrease in personnel expenses was due to the decrease in employee meetings. The decrease in bad debt expense was due to a decrease in write-offs. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Operating Income

	Three Months Ended
(In thousands)	April 4, 2025	March 29, 2024	Percent Change
Engineering and other scientific	$45,113	$48,631	-7.2%
Environmental and health	8,698	8,236	5.6%
Total segment operating income	53,811	56,867	-5.4%
Corporate operating expense	(9,379)	(26,154)	-64.1%
Total operating income	$44,432	$30,713	44.7%

The decrease in operating income for our Engineering and Other Scientific Segment during the first quarter of 2025 as compared to the same period last year was due to a decrease in utilization and an increase in other operating expenses associated with the extension of our land lease with the State of Arizona. The increase in operating income for our Environmental and Health segment during the first quarter of 2025 was due to an increase in utilization driven by increased engagements in the chemicals industry.

Certain operating expenses are excluded from our measure of segment operating income. These expenses include the costs associated with our human resources, finance, information technology, corporate and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with our deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in our allowance for contract losses and doubtful accounts.

The decrease in corporate operating expenses during the first quarter of 2025 as compared to the same period last year was primarily due to a decrease in deferred compensation expense. During the first quarter of 2025, deferred compensation expense decreased $15,603,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $9,336,000 during the first quarter of 2025 as compared to an increase in the value of plan assets of $6,267,000 during the same period last year.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	April 4, 2025	March 29, 2024	Percent Change
Other income / (loss), net	$(6,672)	$9,710	-168.7%
Percentage of total revenues	-4.6%	6.7%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and a decrease in rental income. During the first quarter of 2025, deferred compensation expense decreased $15,603,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of a decrease in the value of plan assets of $9,336,000 during the first quarter of 2025 as compared to an increase in the value of plan assets of $6,267,000 during the same period last year. During the first quarter of 2025, rental income decreased by $651,000 due to the loss of a tenant in our Silicon Valley facility.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	April 4, 2025	March 29, 2024	Percent Change
Income taxes	$11,110	$10,281	8.1%
Percentage of total revenues	7.6%	7.1%
Effective tax rate	29.4%	25.4%

During the first quarter of 2025, we realized a negative tax impact associated with stock-based awards of $469,000 as compared to a positive tax benefit of $946,000 during the same period last year. The change in the tax impact associated with stock-based awards was due to the change in the difference of the value of our common stock between the grant date and the release date for the restricted stock units released during the first quarter of 2025 as compared to the first quarter of 2024. Excluding the negative tax impact, the effective tax rate would have been 28.2% during the first quarter of 2025 as compared to 27.8% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

	Three Months Ended
(in thousands)	April 4, 2025	March 29, 2024
Net cash provided by operating activities	$7,274	$10,432
Net cash used in investing activities	(1,754)	(1,482)
Net cash used in financing activities	(20,049)	(27,227)

We financed our business during the first three months of 2025 through available cash. As of April 4, 2025, our cash and cash equivalents were $245,113,000 as compared to $258,901,000 at January 3, 2025.

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

The increase in net cash used in investing activities during the first three months of 2025, as compared to the same period last year, was due to an increase in capital expenditures. The increase in capital expenditures was due to an increase in investment in our corporate infrastructure.

The decrease in net cash used in financing activities during the first three months of 2025, as compared to the same period last year, was primarily due to a decrease in repurchases of our common stock and a decrease in payroll taxes for restricted stock units partially offset by an increase in dividends.

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

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $111,922,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at April 4, 2025. Vested amounts due under the plans of $14,143,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at April 4, 2025. Company assets that are designated to fund the benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of April 4, 2025, invested amounts under the plans of $109,799,000 were recorded as a non-current asset on our unaudited condensed consolidated balance sheet. As of April 4, 2025, invested amounts under the plans of $14,268,000 were recorded as other current assets on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three months ended April 4, 2025 and March 29, 2024:

	Three Months Ended
(in thousands, except percentages)	April 4, 2025	March 29, 2024
Revenues before reimbursements	$137,437	$137,207
EBITDA	$37,538	$40,121
EBITDA as a % of revenues before reimbursements	27.3%	29.2%

The decrease in EBITDA as a percentage of revenues before reimbursements, during the first quarter of 2025 as compared to the same period last year, was primarily due to an increase in stock-based compensation resulting from an increase in unvested restricted stock unit grants, an increase in occupancy expense associated with the extension of our land lease with the State of Arizona, and a decrease in rental income due to the loss of a tenant in our Silicon Valley facility.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended April 4, 2025 and March 29, 2024:

	Three Months Ended
(in thousands)	April 4, 2025	March 29, 2024
Net income	$26,650	$30,142
Add back (subtract):
Income taxes	11,110	10,281
Interest income, net	(2,714)	(2,626)
Depreciation and amortization	2,492	2,324
EBITDA	37,538	40,121
Stock-based compensation	8,179	7,340
EBITDAS	$45,717	$47,461

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

At April 4, 2025, we had net assets of approximately $14.3 million with a functional currency of the British Pound, net assets of approximately $2.3 million with a functional currency of the Hong Kong Dollar, net assets of approximately $1.9 million with a functional currency of the Chinese Yuan, and net assets of approximately $1.4 million with a functional currency of the Singapore Dollar associated with our operations in the United Kingdom, Hong Kong, China and Singapore, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At April 4, 2025, we had net assets denominated in the non-functional currency of approximately $3.0 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of April 4, 2025, the Company’s disclosure controls and procedures were effective.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended April 4, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended April 4, 2025:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 4 to January 31	-	$-	-	$94,290
February 1 to February 28	-	-	-	94,290
March 1 to April 4	65	77.31	65	89,290
Total	65	$77.31	65	$89,290

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended April 4, 2025.

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

Date: May 9, 2025
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer