Form 10-Q
period 2025-07-04
EXPONENT INC
filed 2025-08-08
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2025

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

As of August 1, 2025, the latest practicable date, the registrant had 50,501,135 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

July 4, 2025 and January 3, 2025

(unaudited)

(In thousands, except par value)	July 4, 2025 (Unaudited)	January 3, 2025
Assets
Current assets:
Cash and cash equivalents	$231,801	$258,901
Accounts receivable, net of allowance for contract losses and doubtful accounts of $6,180 and $6,141 at July 4, 2025 and January 3, 2025, respectively	171,012	161,407
Prepaid expenses and other current assets	22,838	26,573
Total current assets	425,651	446,881

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $117,180 and $112,202 at July 4, 2025 and January 3, 2025, respectively	71,637	73,007
Operating lease right-of-use assets	72,338	75,248
Goodwill	8,607	8,607
Deferred income taxes	60,221	57,127
Deferred compensation plan assets	114,929	110,259
Other assets	6,047	6,141
Total assets	$759,430	$777,270

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$25,268	$22,136
Accrued payroll and employee benefits	92,197	119,285
Deferred revenues	11,653	16,369
Operating lease liabilities	5,851	5,393
Total current liabilities	134,969	163,183

Other liabilities	4,658	4,289
Deferred compensation plan liabilities	117,555	112,646
Operating lease liabilities	74,472	76,084
Total liabilities	331,654	356,202
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at July 4, 2025 and January 3, 2025	66	66
Additional paid-in capital	364,304	345,689
Accumulated other comprehensive loss
Foreign currency translation adjustments	(2,493)	(3,791)
Retained earnings	646,038	624,151
Treasury stock, at cost; 15,205 and 14,893 shares held at July 4, 2025 and January 3, 2025, respectively	(580,139)	(545,047)
Total stockholders’ equity	427,776	421,068
Total liabilities and stockholders’ equity	$759,430	$777,270

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended July 4, 2025 and June 28, 2024

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Revenues:
Revenues before reimbursements	$132,868	$132,434	$270,305	$269,641
Reimbursements	9,094	8,102	17,164	15,828
Revenues	141,962	140,536	287,469	285,469
Operating expenses:
Compensation and related expenses	97,474	79,466	173,377	169,793
Other operating expenses	12,072	11,185	24,167	21,716
Reimbursable expenses	9,094	8,102	17,164	15,828
General and administrative expenses	6,145	6,039	11,152	11,675
Total operating expenses	124,785	104,792	225,860	219,012
Operating income	17,177	35,744	61,609	66,457
Other income, net:
Interest income, net	2,344	2,231	5,058	4,857
Miscellaneous income, net	17,294	1,707	7,908	8,791
Total other income, net	19,638	3,938	12,966	13,648
Income before income taxes	36,815	39,682	74,575	80,105
Income taxes	10,262	10,455	21,372	20,736
Net income	$26,553	$29,227	$53,203	$59,369
Net income per share:
Basic	$0.52	$0.57	$1.04	$1.16
Diluted	$0.52	$0.57	$1.03	$1.15
Shares used in per share computations:
Basic	51,185	51,111	51,234	51,059
Diluted	51,502	51,517	51,587	51,475
Cash dividends declared per common share	$0.30	$0.28	$0.60	$0.56

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended July 4, 2025 and June 28, 2024

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net income	$26,553	$29,227	$53,203	$59,369
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	352	14	1,298	(196)
Comprehensive income	$26,905	$29,241	$54,501	$59,173

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended July 4, 2025 and June 28, 2024

(unaudited)

	Three and Six Months Ended July 4, 2025
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	loss	earnings	Shares	Amount	Total
Balance at January 3, 2025	65,707	$66	$345,689	$(3,791)	$624,151	14,893	$(545,047)	$421,068
Employee stock purchase plan	-	-	326	-	-	(5)	58	384
Amortization of unrecognized stock-based compensation	-	-	5,028	-	-	-	-	5,028
Purchase of treasury shares	-	-	-	-	-	65	(5,000)	(5,000)
Foreign currency translation adjustments	-	-	-	946	-	-	-	946
Grant of restricted stock units to settle accrued bonus	-	-	12,179	-	-	-	-	12,179
Settlement of restricted stock units	-	-	(1,499)	-	-	(95)	(2,667)	(4,166)
Exercise of stock options	-	-	53	-	-	(5)	47	100
Dividends and dividend equivalent rights	-	-	-	-	(15,781)	-	-	(15,781)
Net income	-	-	-	-	26,650	-	-	26,650
Balance at April 4, 2025	65,707	$66	$361,776	$(2,845)	$635,020	14,853	$(552,609)	$441,408
Employee stock purchase plan	-	-	361	-	-	(6)	66	427
Amortization of unrecognized stock-based compensation	-	-	2,251	-	-	-	-	2,251
Purchase of treasury shares	-	-	-	-	-	366	(27,680)	(27,680)
Foreign currency translation adjustments	-	-	-	352	-	-	-	352
Settlement of restricted stock units	-	-	(84)	-	-	(8)	84	-
Dividends and dividend equivalent rights	-	-	-	-	(15,535)	-	-	(15,535)
Net income	-	-	-	-	26,553	-	-	26,553
Balance at July 4, 2025	65,707	$66	$364,304	$(2,493)	$646,038	15,205	$(580,139)	$427,776

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended July 4, 2025 and June 28, 2024

(unaudited)

	Three and Six Months Ended June 28, 2024
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 29, 2023	65,707	$66	$321,448	$(2,977)	$574,082	15,134	$(536,534)	$356,085
Employee stock purchase plan	-	-	450	-	-	(7)	68	518
Amortization of unrecognized stock-based compensation	-	-	4,026	-	-	-	-	4,026
Purchase of treasury shares			-	-		71	(5,466)	(5,466)
Foreign currency translation adjustments	-	-	-	(210)	-	-	-	(210)
Grant of restricted stock units to settle accrued bonus	-	-	10,846	-	-	-	-	10,846
Settlement of restricted stock units	-	-	(1,797)	-	(720)	(159)	(4,279)	(6,796)
Exercise of stock options	-	-	41	-	-	(6)	59	100
Dividends and dividend equivalent rights	-	-	-	-	(14,934)	-	-	(14,934)
Net income	-	-	-	-	30,142	-	-	30,142
Balance at March 29, 2024	65,707	$66	$335,014	$(3,187)	$588,570	15,033	$(546,152)	$374,311
Employee stock purchase plan	-	-	392	-	-	(5)	48	440
Amortization of unrecognized stock-based compensation	-	-	2,495	-	-	-	-	2,495
Purchase of treasury shares			-	-	-	3	(244)	(244)
Foreign currency translation adjustments	-	-	-	14	-	-	-	14
Settlement of restricted stock units	-	-	(78)	-	-	(7)	78	-
Exercise of stock options			911	-	-	(48)	483	1,394
Dividends and dividend equivalent rights	-	-	-	-	(14,424)	-	-	(14,424)
Net income	-	-	-	-	29,227	-	-	29,227
Balance at June 28, 2024	65,707	$66	$338,734	$(3,173)	$603,373	14,976	$(545,787)	$393,213

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 4, 2025 and June 28, 2024

(unaudited)

	Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024
Cash flows from operating activities:
Net income	$53,203	$59,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	5,012	4,810
Provision for contract losses and doubtful accounts	586	2,359
Stock-based compensation	13,426	12,917
Deferred income tax provision	(3,094)	2,264
Changes in operating assets and liabilities:
Accounts receivable	(10,191)	(869)
Prepaid expenses and other current assets	7,135	1,769
Change in operating leases	1,756	79
Accounts payable and accrued liabilities	4,153	2,555
Accrued payroll and employee benefits	(23,774)	(18,548)
Deferred revenues	(4,716)	(7,934)
Net cash provided by operating activities	43,496	58,771
Cash flows from investing activities:
Capital expenditures	(4,028)	(2,628)
Net cash used in investing activities	(4,028)	(2,628)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(4,166)	(6,796)
Repurchase of common stock	(32,680)	(5,710)
Exercise of stock-based payment awards	911	2,453
Dividends and dividend equivalents rights	(31,582)	(29,776)
Net cash used in financing activities	(67,517)	(39,829)
Effect of foreign currency exchange rates on cash and cash equivalents	949	(202)
Net change in cash and cash equivalents	(27,100)	16,112
Cash and cash equivalents at beginning of period	258,901	187,150
Cash and cash equivalents at end of period	$231,801	$203,262

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended July 4, 2025 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2025, which was filed with the U.S. Securities and Exchange Commission on February 28, 2025 and amended on April 18, 2025.

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

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Engineering & other scientific	65%	62%	66%	64%
Environmental and health	15%	15%	14%	16%
Total time and materials revenues	80%	77%	80%	80%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Engineering & other scientific	19%	22%	19%	19%
Environmental and health	1%	1%	1%	1%
Total fixed price revenues	20%	23%	20%	20%

Deferred revenues represent amounts billed to clients in advance of services provided. During the second quarter of 2025, $6,658,000 of revenues were recognized that were included in the deferred revenue balance at April 4, 2025. During the first six months of 2025, $8,326,000 of revenues were recognized that were included in the deferred revenue balance at January 3, 2025.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $3,178,000 and $3,787,000 during the second quarter of 2025 and 2024, respectively, and $6,682,000 and $6,533,000 during the first six months of 2025 and 2024, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and six months ended July 4, 2025 and June 28, 2024. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at July 4, 2025:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$58,979	$58,979	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	43,899	43,899	-	-
Equity trading securities held in deferred compensation plan (2)	88,417	88,417	-	-
Total	$191,295	$191,295	$-	$-
Liabilities
Deferred compensation plan (3)	134,941	134,941	-	-
Total	$134,941	$134,941	$-	$-

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

Money market securities as of July 4, 2025 and January 3, 2025 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of July 4, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$172,822	$-	$-	$172,822
Cash equivalents:
Money market securities	58,979	-	-	58,979
Total cash equivalents	58,979	-	-	58,979
Total cash and cash equivalents	$231,801	$-	$-	$231,801

Cash and cash equivalents consisted of the following as of January 3, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$201,352	$-	$-	$201,352
Cash equivalents:
Money market securities	57,549	-	-	57,549
Total cash equivalents	57,549	-	-	57,549
Total cash and cash equivalents	$258,901	$-	$-	$258,901

At July 4, 2025 and January 3, 2025, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at July 4, 2025 and January 3, 2025, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. Due to their short-term nature, the estimated fair value of such instruments at July 4, 2025 and January 3, 2025 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Shares used in basic per share computation	51,185	51,111	51,234	51,059
Effect of dilutive common stock options outstanding	82	174	93	169
Effect of dilutive restricted stock units outstanding	235	232	260	247
Shares used in diluted per share computation	51,502	51,517	51,587	51,475

Common stock options to purchase 175,833 shares and 63,333 shares were excluded from the diluted per share calculation for the three months ended July 4, 2025 and June 28, 2024, respectively, due to their anti-dilutive effect. Common stock options to purchase 135,833 shares and 100,833 shares were excluded from the diluted per share calculation for the six months ended July 4, 2025 and June 28, 2024, respectively, due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $2,995,000 and $3,082,000 during the three months ended July 4, 2025 and June 28, 2024, respectively. For the six months ended July 4, 2025 and June 28, 2024, the Company recorded stock-based compensation expense associated with accrued bonus awards of $6,147,000 and $6,396,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,076,000 and $2,127,000 during the three months ended July 4, 2025 and June 28, 2024, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $6,316,000 and $5,834,000 during the six months ended July 4, 2025 and June 28, 2024, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $175,000 and $368,000 during the three months ended July 4, 2025 and June 28, 2024, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $963,000 and $687,000 during the six months ended July 4, 2025 and June 28, 2024, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of July 4, 2025 and January 3, 2025, the invested amounts under the plans totaled $132,315,000 and $127,837,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of July 4, 2025 and January 3, 2025, vested amounts due under the plans totaled $134,941,000 and $127,622,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended July 4, 2025, the Company recognized additional compensation expense of $16,963,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a gain in miscellaneous income, net. During the three months ended June 28, 2024, the Company recognized additional compensation expense of $875,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a gain in miscellaneous income, net. During the six months ended July 4, 2025, the Company recognized additional compensation expense of $7,627,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a gain in miscellaneous income, net. During the six months ended June 28, 2024, the Company recognized additional compensation expense of $7,144,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a gain in miscellaneous income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024
Cash paid during period:
Income taxes	$20,330	$18,490
Non-cash investing and financing activities:
Vested stock unit awards issued to settle accrued bonuses	$12,179	$10,846
Accrual for capital expenditures	$189	$25
Right-of-use asset obtained in exchange for operating lease obligations	$685	$50,657

Note 8: Accounts Receivable, Net

At July 4, 2025 and January 3, 2025, accounts receivable, net, was comprised of the following:

	July 4,	January 3,
(In thousands)	2025	2025
Billed accounts receivable	$117,447	$117,503
Unbilled accounts receivable	59,745	50,045
Allowance for contract losses and doubtful accounts	(6,180)	(6,141)
Total accounts receivable, net	$171,012	$161,407

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows:

(In thousands)
Balance at January 3, 2025	$6,141
Provision for contract losses and doubtful accounts	586
Write-offs	(547)
Balance at July 4, 2025	$6,180

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

Segment information for the three and six months ended July 4, 2025 and June 28, 2024 follows:

Revenues

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Engineering and other scientific	$120,980	$118,477	$243,115	$239,948
Environmental and health	20,982	22,059	44,354	45,521
Total revenues	$141,962	$140,536	$287,469	$285,469

Compensation and related expenses

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Engineering and other scientific	$56,914	$56,802	$114,162	$114,537
Environmental and health	11,740	12,041	24,188	24,357
Total segment compensation and related expenses	68,654	68,843	138,350	138,894
Corporate compensation and related expenses	28,820	10,623	35,027	30,899
Total compensation and related expenses	$97,474	$79,466	$173,377	$169,793

Operating Income

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Engineering and other scientific	$42,942	$43,765	$88,055	$92,396
Environmental and health	7,020	7,259	15,718	15,495
Total segment operating income	49,962	51,024	103,773	107,891
Corporate operating expense	(32,785)	(15,280)	(42,164)	(41,434)
Total operating income	$17,177	$35,744	$61,609	$66,457

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

Capital Expenditures

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Engineering and other scientific	$306	$465	$781	$882
Environmental and health	39	45	101	74
Total segment capital expenditures	345	510	882	956
Corporate capital expenditures	2,045	497	2,760	1,560
Total capital expenditures	$2,390	$1,007	$3,642	$2,516

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Engineering and other scientific	$1,836	$1,765	$3,662	$3,393
Environmental and health	49	54	96	103
Total segment depreciation and amortization	1,885	1,819	3,758	3,496
Corporate depreciation and amortization	635	667	1,254	1,314
Total depreciation and amortization	$2,520	$2,486	$5,012	$4,810

No single client comprised more than 10% of the Company’s revenues during the three and six months ended July 4, 2025 and June 28, 2024.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of July 4, 2025.

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

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $285,000 and $927,000 was included in other income for the three months ended July 4, 2025 and June 28, 2024, respectively. Rental income of $476,000 and $1,769,000 was included in other income for the six months ended June 28, 2024 and June 28, 2024, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Operating lease cost	$2,896	$2,392	$6,108	$4,507
Variable lease cost	414	385	717	748
Short-term lease cost	381	343	737	650

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,678	$1,804	$4,280	$4,348

Supplemental balance sheet information related to operating leases was as follows:

	July 4, 2025	June 28, 2024
Weighted Average Remaining Lease Term	13.5 years	14.5 years
Weighted Average Discount Rate	6.3%	6.4%

Maturities of operating lease liabilities as of July 4, 2025:

Operating
(In thousands)	Leases
2025 (excluding the six months ended July 4, 2025)	$3,665.00
2026	8,149
2027	6,817
2028	9,849
2029	9,467
Thereafter	89,052
Total lease payments	126,999
Less imputed interest	(46,676)
Total lease liability	$80,323

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

Note 12: Subsequent Events

On July 31, 2025, the Company’s Board of Directors announced a cash dividend of $0.30 per share of the Company’s common stock, payable September 19, 2025, to stockholders of record as of September 5, 2025.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the six months ended July 4, 2025, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2025 increased 1% to $141,962,000 as compared to $140,536,000 during the same period last year. Revenues before reimbursements for the second quarter of 2025 increased slightly to $132,868,000 as compared to $132,434,000 during the same period last year. Our failure analysis expertise drove increased dispute-related activities in the construction, automotive and medical device sectors. Proactive engagements were led by risk management work in the utilities sector, offset by softer demand in chemical regulatory work.

Net income decreased 9% to $26,553,000 during the second quarter of 2025 as compared to $29,227,000 during the same period last year. Diluted earnings per share decreased to $0.52 per share during the second quarter of 2025 as compared to $0.57 in the same period last year. The decrease in profitability was due to an increase in compensation expense associated with our annual salary adjustments, an increase in other operating expenses associated with the extension of our land lease with the State of Arizona and a decrease in the tax benefit associated with stock-based awards. During the second quarter of 2025, the tax impact associated with share-based awards was immaterial as compared to a tax benefit of $726,000 recognized during the same period last year.

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

Overview of the Three Months Ended July 4, 2025

During the second quarter of 2025, billable hours decreased 6% to 359,000 as compared to 381,000 during the same period last year. Our utilization decreased to 72% during the second quarter of 2025 as compared to 75% during the same period last year. Technical full-time equivalent employees decreased 2% to 958 during the second quarter of 2025 as compared to 975 during the same period last year.

Three Months Ended July 4, 2025 compared to Three Months Ended June 28, 2024

Revenues

	Three Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Engineering and other scientific	$120,980	$118,477	2.1%
Percentage of total revenues	85.2%	84.3%
Environmental and health	20,982	22,059	-4.9%
Percentage of total revenues	14.8%	15.7%
Total revenues	$141,962	$140,536	1.0%

The increase in revenues for our Engineering and other scientific segment was due to an increase in billing rates offset by a decrease in billable hours. The increase in revenues was driven by demand for our dispute related services in the construction, automotive, and medical device sectors. During the second quarter of 2025, billable hours for this segment decreased by 5% to 291,000 as compared to 306,000 during the same period last year. Utilization for this segment decreased to 74% during the second quarter of 2025 as compared to 77% during the same period last year. Technical full-time equivalent employees in this segment decreased 1% to 756 during the second quarter of 2025 as compared to 765 for the same period last year.

The decrease in revenues for our Environmental and health segment was due to a decrease in billable hours partially offset by an increase in billing rates. The decrease in revenues was due to lower levels of activity for proactive projects in the life sciences sector and our chemical regulatory services. During the second quarter of 2025, billable hours for this segment decreased by 9% to 68,000 as compared to 75,000 during the same period last year. Utilization for this segment decreased to 65% during the second quarter of 2025 as compared to 68% during the same period last year. Technical full-time equivalent employees in this segment decreased 4% to 202 as compared to 210 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Compensation and related expenses	$97,474	$79,466	22.7%
Percentage of total revenues	68.7%	56.5%

The increase in compensation and related expenses during the second quarter of 2025 was due to a change in the value of assets associated with our deferred compensation plan, an increase in payroll expenses from the impact of our annual salary adjustments and an increase in fringe benefits. During the second quarter of 2025, deferred compensation expense increased by $16,088,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $16,963,000 during the second quarter of 2025 as compared to an increase of $875,000 during the same period last year. During the second quarter of 2025 payroll expenses increased $1,003,000 and fringe benefits increased $809,000 due to the impact of our annual salary increase partially offset by a decrease in technical full-time equivalent employees. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Other operating expenses	$12,072	$11,185	7.9%
Percentage of total revenues	8.5%	8.0%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the second quarter of 2025 was primarily due to an increase in occupancy expense of $692,000 and an increase in computer-related expenses of $128,000. Our land lease with the State of Arizona was extended on June 19, 2024. This extension resulted in additional non-cash rent expense of approximately $939,000 during the second quarter of 2025. This increased level of rent expense will continue through the extended lease term ending in January of 2043 with adjustments in 2033 and 2038 based on the consumer price index. The increase in computer-related expenses was due to continued investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Reimbursable expenses	$9,094	$8,102	12.2%
Percentage of total revenues	6.4%	5.8%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
General and administrative expenses	$6,145	$6,039	1.8%
Percentage of total revenues	4.3%	4.3%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $318,000 and an increase in personnel expenses of $136,000 partially offset by a decrease in legal fees of $382,000. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Operating Income

	Three Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Engineering and other scientific	$42,942	$43,765	-1.9%
Environmental and health	7,020	7,259	-3.3%
Total segment operating income	49,962	51,024	-2.1%
Corporate operating expense	(32,785)	(15,280)	114.6%
Total operating income	$17,177	$35,744	-51.9%

The decrease in operating income for our Engineering and other scientific segment during the second quarter of 2025 as compared to the same period last year was due to a decrease in utilization and an increase in other operating expenses associated with the extension of our land lease with the State of Arizona. The decrease in operating income for our Environmental and health segment during the second quarter of 2025 was due to a decrease in utilization.

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

The increase in corporate operating expenses during the second quarter of 2025 as compared to the same period last year was primarily due to an increase in deferred compensation expense. During the second quarter of 2025, deferred compensation expense increased $16,088,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $16,963,000 during the second quarter of 2025 as compared to an increase in the value of plan assets of $875,000 during the same period last year.

Other Income, Net

	Three Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Other income / (loss), net	$19,638	$3,938	398.7%
Percentage of total revenues	13.8%	2.8%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by a decrease in rental income. During the second quarter of 2025, deferred compensation expense increased $16,088,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $16,963,000 during the second quarter of 2025 as compared to an increase in the value of plan assets of $875,000 during the same period last year. During the second quarter of 2025, rental income decreased by $641,000 due to the loss of a tenant in our Silicon Valley facility.

Income Taxes

	Three Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Income taxes	$10,262	$10,455	-1.8%
Percentage of total revenues	7.2%	7.4%
Effective tax rate	27.9%	26.3%

During the second quarter of 2025, the tax impact associated with stock-based awards was immaterial as compared to a tax benefit of $726,000 during the same period last year. Excluding the tax impact, the effective tax rate would have been 27.8% during the second quarter of 2025 as compared to 28.2% during the same period last year. The One Big Beautiful Bill Act was enacted on July 4, 2025. The impact of this legislation on our current and deferred tax positions was not material.

Six Months Ended July 4, 2025 compared to Six Months Ended June 28, 2024

Revenues

	Six Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Engineering and other scientific	$243,115	$239,948	1.3%
Percentage of total revenues	84.6%	84.1%
Environmental and health	44,354	45,521	-2.6%
Percentage of total revenues	15.4%	15.9%
Total revenues	$287,469	$285,469	0.7%

The increase in revenues for our Engineering and other scientific segment was due to an increase in billing rates partially offset by a decrease in billable hours. The increase in revenues was driven by demand for our dispute related services in the construction and automotive sectors. During the first six months of 2025, billable hours for this segment decreased by 5% to 591,000 as compared to 620,000 during the same period last year. Utilization for this segment decreased to 75% during the first six months of 2025 as compared to 77% during the same period last year. Technical full-time equivalent employees in this segment decreased 2% to 759 during the first six months of 2025 as compared to 775 for the same period last year.

The decrease in revenues for our Environmental and health segment was due to a decrease in billable hours partially offset by an increase in billing rates. The decrease in revenues was due to a lower level of activity for proactive projects in the life sciences sector. During the first six months of 2025, billable hours for this segment decreased by 5% to 144,000 as compared to 152,000 during the same period last year. Utilization in this segment was flat at 68% during the first six months of 2025 and 2024. Technical full-time equivalent employees in this segment decreased by 5% to 203 during the first six months of 2025 as compared to 214 during the same period last year.

Compensation and Related Expenses

	Six Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Compensation and related expenses	$173,377	$169,793	2.1%
Percentage of total revenues	60.3%	59.5%

The increase in compensation and related expenses during the first six months of 2025 was due to an increase in payroll expense, an increase in stock-based compensation, and an increase in fringe benefits. Payroll expense increased by $1,252,000 and fringe benefits increased by $534,000 during the first six months of 2025 due to the impact of our annual salary adjustments partially offset by the decrease in technical full-time equivalent employees. Stock-based compensation expense increased $759,000 during the first six months of 2025 due to an increase in unvested restricted stock unit grants. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Six Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Other operating expenses	$24,167	$21,716	11.3%
Percentage of total revenues	8.4%	7.6%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first six months of 2025 was primarily due to an increase in occupancy expense of $1,684,000 and an increase in computer-related expenses of $463,000. Our land lease with the State of Arizona was extended on June 19, 2024. This extension resulted in additional non-cash rent expense of approximately $2,024,000 during the first six months of 2025. This increased level of rent expense will continue through the extended lease term ending in January of 2043 with adjustments in 2033 and 2038 based on the consumer price index. The increase in computer-related expenses was due to continued investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Six Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Reimbursable expenses	$17,164	$15,828	8.4%
Percentage of total revenues	6.0%	5.5%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Six Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
General and administrative expenses	$11,152	$11,675	-4.5%
Percentage of total revenues	3.9%	4.1%

The decrease in general and administrative expenses was primarily due to a decrease in legal fee of $543,000 and a decrease in bad debt expense of $293,000. The decrease in bad debt expense was due to a decrease in our allowance for bad debt. We expect general and administrative expenses to increase as we expand our business development and staff development initiatives.

Operating Income

	Six Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Engineering and other scientific	$88,055	$92,396	-4.7%
Environmental and health	15,718	15,495	1.4%
Total segment operating income	103,773	107,891	-3.8%
Corporate operating expense	(42,164)	(41,434)	1.8%
Total operating income	$61,609	$66,457	-7.3%

The decrease in operating income for our Engineering and other scientific segment during the first six months of 2025 as compared to the same period last year was due to due to a decrease in utilization and an increase in other operating expenses associated with the extension of our land lease with the State of Arizona.

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

Other Income, Net

	Six Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Other income (loss), net	$12,966	$13,648	-5.0%
Percentage of total revenues	4.5%	4.8%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a decrease in rental income partially offset by a change in the value of assets associated with our deferred compensation plan. During the first six months of 2025, rental income decreased by $1,293,000 due to the loss of a tenant in our Silicon Valley facility. During the first six months of 2025, deferred compensation expense increased $485,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of increase in the value of plan assets of $7,627,000 during the first six months of 2025 as compared to an increase in the value of plan assets of $7,142,000 during the same period last year.

Income Taxes

	Six Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	Percent Change
Income taxes	$21,372	$20,736	3.1%
Percentage of total revenues	7.4%	7.3%
Effective tax rate	28.7%	25.9%

During the first six months of 2025, we realized a negative tax impact associated with stock-based awards of $485,000 as compared to a positive tax benefit of $1,672,000 during the same period last year. The change in the tax impact associated with stock-based awards was due to the change in the difference of the value of our common stock between the grant date and the release date for the restricted stock units released during the first six months of 2025 as compared to the same period last year. Excluding the tax impact, the effective tax rate would have been 28.0% during the first six months of 2025 and 2024.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

	Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024
Net cash provided by operating activities	$43,496	$58,771
Net cash used in by investing activities	(4,028)	(2,628)
Net cash used in financing activities	(67,517)	(39,829)

We financed our business during the first six months of 2025 through available cash. As of July 4, 2025, our cash and cash equivalents were $231,801,000 as compared to $258,901,000 at January 3, 2025.

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

The increase in net cash used in investing activities during the first six months of 2025, as compared to the same period last year, was due to an increase in capital expenditures. The increase in capital expenditures was due to an increase in investment in our corporate infrastructure.

The increase in net cash used in financing activities during the first six months of 2025, as compared to the same period last year was due to an increase in repurchases of our common stock.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $117,555,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at July 4, 2025. Vested amounts due under the plan of $17,386,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at July 4, 2025. Our assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of July 4, 2025, invested amounts under the plan of $114,929,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of July 4, 2025, invested amounts under the plan of $17,386,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and six months ended July 4, 2025 and June 28, 2024:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Revenues before reimbursements	$132,868	$132,434	$270,305	$269,641
EBITDA	$36,991	$39,937	$74,529	$80,058
EBITDA as a % of revenues before reimbursements	27.8%	30.2%	27.6%	29.7%

The decrease in EBITDA as a percentage of revenues before reimbursements during the three and six months ended July 4, 2025 as compared to the same periods last year was primarily due to a decrease in utilization, an increase in payroll expense from annual salary adjustments, an increase in occupancy expense associated with the extension of our land lease with the State of Arizona and a decrease in rental income due to the loss of a tenant in our Silicon Valley facility.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended July 4, 2025 and June 28, 2024:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net income	$26,553	$29,227	$53,203	$59,369
Add back (subtract):
Income taxes	10,262	10,455	21,372	20,736
Interest income, net	(2,344)	(2,231)	(5,058)	(4,857)
Depreciation and amortization	2,520	2,486	5,012	4,810
EBITDA	36,991	39,937	74,529	80,058
Stock-based compensation	5,246	5,577	13,426	12,917
EBITDAS	$42,237	$45,514	$87,955	$92,975

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

At July 4, 2025, we had net assets of approximately $10.8 million with a functional currency of the British Pound, net assets of approximately $2.7 million with a functional currency of the Chinese Yuan, net assets of approximately $1.7 million with a functional currency of the Hong Kong Dollar, and net assets of approximately $1.7 million with a functional currency of the Singapore Dollar associated with our operations in the United Kingdom, China, Hong Kong, and Singapore, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At July 4, 2025, we had net assets denominated in the non-functional currency of approximately $3.4 million.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of July 4, 2025, the Company’s disclosure controls and procedures were effective.

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

(b)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended July 4, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended July 4, 2025:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 5 to May 2	102	$74.94	102	$81,610
May 3 to May 30	-	-	-	81,610
May 31 to July 4	263	75.95	263	61,610
Total	365	$75.66	365	$61,610

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans

The following table summarizes the adoption by the Company’s directors and officers of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended July 4, 2025:

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold (1)	Aggregate Number of Securities to be Purchased
Catherine Ford Corrigan, President and Chief Executive Officer	May 15, 2025	August 30, 2026	16,128	0

(1)
Does not include an additional indeterminable number of shares permitted to be sold pursuant to the Rule 10b5-1 (c) trading arrangement in order to satisfy tax obligations related to stock option exercises.

During the three months ended July 4, 2025, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were modified or terminated by the Company’s directors and officers, and no other written trading arrangements that are not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated by the Company’s directors and officers.

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

Date: August 8, 2025
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer