Form 10-Q
period 2025-10-03
EXPONENT INC
filed 2025-11-07
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2025

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

As of October 31, 2025, the latest practicable date, the registrant had 49,887,226 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

October 3, 2025 and January 3, 2025

(unaudited)

(In thousands, except par value)	October 3, 2025	January 3, 2025
Assets
Current assets:
Cash and cash equivalents	$207,380	$258,901
Accounts receivable, net of allowance for contract losses and doubtful accounts of $7,625 and $6,141 at October 3, 2025 and January 3, 2025, respectively	181,996	161,407
Prepaid expenses and other current assets	27,410	26,573
Total current assets	416,786	446,881

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $119,644 and $112,202 at October 3, 2025 and January 3, 2025, respectively	72,244	73,007
Operating lease right-of-use assets	73,312	75,248
Goodwill	8,607	8,607
Deferred income taxes	63,088	57,127
Deferred compensation plan assets	121,437	110,259
Other assets	5,975	6,141
Total assets	$761,449	$777,270

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$26,453	$22,136
Accrued payroll and employee benefits	108,922	119,285
Deferred revenues	12,902	16,369
Operating lease liabilities	6,490	5,393
Total current liabilities	154,767	163,183

Other liabilities	4,589	4,289
Deferred compensation plan liabilities	123,124	112,646
Operating lease liabilities	76,108	76,084
Total liabilities	358,588	356,202
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at October 3, 2025 and January 3, 2025	66	66
Additional paid-in capital	367,010	345,689
Accumulated other comprehensive loss
Foreign currency translation adjustments	(2,402)	(3,791)
Retained earnings	658,788	624,151
Treasury stock, at cost; 15,757 and 14,893 shares held at October 3, 2025 and January 3, 2025, respectively	(620,601)	(545,047)
Total stockholders’ equity	402,861	421,068
Total liabilities and stockholders’ equity	$761,449	$777,270

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended October 3, 2025 and September 27, 2024

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Revenues:
Revenues before reimbursements	$137,073	$125,085	$407,378	$394,726
Reimbursements	10,047	11,194	27,211	27,022
Revenues	147,120	136,279	434,589	421,748
Operating expenses:
Compensation and related expenses	87,726	81,954	261,103	251,747
Other operating expenses	12,655	11,975	36,822	33,691
Reimbursable expenses	10,047	11,194	27,211	27,022
General and administrative expenses	7,654	5,309	18,806	16,984
Total operating expenses	118,082	110,432	343,942	329,444
Operating income	29,038	25,847	90,647	92,304
Other income, net:
Interest income, net	2,312	2,559	7,370	7,416
Miscellaneous income, net	7,267	7,531	15,175	16,322
Total other income, net	9,579	10,090	22,545	23,738
Income before income taxes	38,617	35,937	113,192	116,042
Income taxes	10,573	9,893	31,945	30,629
Net income	$28,044	$26,044	$81,247	$85,413
Net income per share:
Basic	$0.55	$0.51	$1.59	$1.67
Diluted	$0.55	$0.50	$1.58	$1.66
Shares used in per share computations:
Basic	50,872	51,177	51,113	51,098
Diluted	51,179	51,622	51,454	51,527
Cash dividends declared per common share	$0.30	$0.28	$0.90	$0.84

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended October 3, 2025 and September 27, 2024

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net income	$28,044	$26,044	$81,247	$85,413
Other comprehensive income:
Foreign currency translation adjustments, net of tax	91	1,567	1,389	1,371
Comprehensive income	$28,135	$27,611	$82,636	$86,784

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended October 3, 2025 and September 27, 2024

(in thousands)

(unaudited)

	Three and Nine Months Ended October 3, 2025
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 3, 2025	65,707	$66	$345,689	$(3,791)	$624,151	14,893	$(545,047)	421,068
Employee stock purchase plan	-	-	687	-	-	(11)	124	811
Amortization of unrecognized stock-based compensation	-	-	7,279	-	-	-	-	7,279
Purchase of treasury shares	-	-	-	-	-	431	(32,680)	(32,680)
Foreign currency translation adjustments	-	-	-	1,298	-	-	-	1,298
Grant of restricted stock units to settle accrued bonus	-	-	12,179	-	-	-	-	12,179
Settlement of restricted stock units	-	-	(1,583)	-	-	(103)	(2,583)	(4,166)
Exercise of stock options	-	-	53	-	-	(5)	47	100
Dividends and dividend equivalent rights	-	-	-	-	(31,316)	-	-	(31,316)
Net income	-	-	-	-	53,203	-	-	53,203
Balance at July 4, 2025	65,707	$66	$364,304	$(2,493)	$646,038	15,205	$(580,139)	$427,776
Employee stock purchase plan	-	-	239	-	-	(5)	54	293
Amortization of unrecognized stock-based compensation	-	-	2,298	-	-	-	-	2,298
Purchase of treasury shares	-	-	-	-	-	568	(40,649)	(40,649)
Foreign currency translation adjustments	-	-	-	91	-	-	-	91
Exercise of stock options	-	-	169	-	-	(11)	133	302
Dividends and dividend equivalent rights	-	-	-	-	(15,294)	-	-	(15,294)
Net income	-	-	-	-	28,044	-	-	28,044
Balance at October 3, 2025	65,707	$66	$367,010	$(2,402)	$658,788	15,757	$(620,601)	$402,861

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended October 3, 2025 and September 27, 2024

(in thousands)

(unaudited)

	Three and Nine Months Ended September 27, 2024
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 29, 2023	65,707	$66	$321,448	$(2,977)	$574,082	15,134	$(536,534)	$356,085
Employee stock purchase plan	-	-	842	-	-	(12)	116	958
Amortization of unrecognized stock-based compensation	-	-	6,521	-	-	-	-	6,521
Purchase of treasury shares	-	-	-	-	-	74	(5,710)	(5,710)
Foreign currency translation adjustments	-	-	-	(196)	-	-	-	(196)
Grant of restricted stock units to settle accrued bonus	-	-	10,846	-	-	-	-	10,846
Settlement of restricted stock units	-	-	(1,875)	-	(720)	(166)	(4,201)	(6,796)
Exercise of stock options	-	-	952	-	-	(54)	542	1,494
Dividends and dividend equivalent rights	-	-	-	-	(29,358)	-	-	(29,358)
Net income	-	-	-	-	59,369	-	-	59,369
Balance at June 28, 2024	65,707	$66	$338,734	$(3,173)	$603,373	14,976	$(545,787)	$393,213
Employee stock purchase plan	-	-	413	-	-	(4)	44	457
Amortization of unrecognized stock-based compensation	-	-	2,623	-	-	-	-	2,623
Foreign currency translation adjustments	-	-	-	1,567	-	-	-	1,567
Settlement of restricted stock units	-	-	(13)	-	-	(1)	(21)	(34)
Exercise of stock options	-	-	544	-	-	(29)	286	830
Dividends and dividend equivalent rights	-	-	-	-	(14,426)	-	-	(14,426)
Net income	-	-	-	-	26,044	-	-	26,044
Balance at September 27, 2024	65,707	$66	$342,301	$(1,606)	$614,991	14,942	$(545,478)	$410,274

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 3, 2025 and September 27, 2024

(in thousands)

(unaudited)

	Nine Months Ended
	October 3, 2025	September 27, 2024
Cash flows from operating activities:
Net income	$81,247	$85,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	7,544	7,199
Provision for contract losses and doubtful accounts	2,097	3,140
Stock-based compensation	18,767	18,382
Deferred income tax provision	(5,961)	(521)
Changes in operating assets and liabilities:
Accounts receivable	(22,686)	(4,398)
Prepaid expenses and other current assets	3,114	257
Change in operating leases	3,057	1,404
Accounts payable and accrued liabilities	3,964	1,502
Accrued payroll and employee benefits	(11,528)	(15,598)
Deferred revenues	(3,467)	(8,295)
Net cash provided by operating activities	76,148	88,485
Cash flows from investing activities:
Capital expenditures	(6,703)	(4,342)
Net cash used in investing activities	(6,703)	(4,342)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(4,166)	(6,830)
Repurchase of common stock	(72,712)	(5,709)
Exercise of stock-based payment awards	1,506	3,739
Dividends and dividend equivalents rights	(46,652)	(43,988)
Net cash used in financing activities	(122,024)	(52,788)
Effect of foreign currency exchange rates on cash and cash equivalents	1,058	1,203
Net change in cash and cash equivalents	(51,521)	32,558
Cash and cash equivalents at beginning of period	258,901	187,150
Cash and cash equivalents at end of period	$207,380	$219,708

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended October 3, 2025 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2025, which was filed with the U.S. Securities and Exchange Commission on February 28, 2025 and amended on April 18, 2025.

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

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Engineering & Other Scientific	63%	63%	64%	63%
Environmental and Health	14%	15%	15%	16%
Total time and materials revenues	77%	78%	79%	79%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Engineering & Other Scientific	22%	21%	20%	20%
Environmental and Health	1%	1%	1%	1%
Total fixed price revenues	23%	22%	21%	21%

Deferred revenues represent amounts billed to clients in advance of services provided. During the third quarter of 2025, $5,000,000 of revenues were recognized that were included in the deferred revenue balance at July 4, 2025. During the first nine months of 2025, $9,397,000 of revenues were recognized that were included in the deferred revenue balance at January 3, 2025.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $2,578,000 and $2,689,000 during the third quarter of 2025 and 2024, respectively, and $9,259,000 and $9,222,000 during the first nine months of 2025 and 2024, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and nine months ended October 3, 2025 and September 27, 2024. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at October 3, 2025:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$59,595	$59,595	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	44,533	44,533	-	-
Equity trading securities held in deferred compensation plan (2)	96,156	96,156	-	-
Total	$200,284	$200,284	$-	$-
Liabilities
Deferred compensation plan (3)	142,282	142,282	-	-
Total	$142,282	$142,282	$-	$-

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

Money market securities as of October 3, 2025 and January 3, 2025 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of October 3, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$147,785	$-	$-	$147,785
Cash equivalents:
Money market securities	59,595	-	-	59,595
Total cash equivalents	59,595	-	-	59,595
Total cash and cash equivalents	$207,380	$-	$-	$207,380

Cash and cash equivalents consisted of the following as of January 3, 2025:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$201,352	$-	$-	$201,352
Cash equivalents:
Money market securities	57,549	-	-	57,549
Total cash equivalents	57,549	-	-	57,549
Total cash and cash equivalents	$258,901	$-	$-	$258,901

At October 3, 2025 and January 3, 2025, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at October 3, 2025 and January 3, 2025, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at October 3, 2025 and January 3, 2025 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Shares used in basic per share computation	50,872	51,177	51,113	51,098
Effect of dilutive common stock options outstanding	71	175	84	172
Effect of dilutive restricted stock units outstanding	236	270	257	257
Shares used in diluted per share computation	51,179	51,622	51,454	51,527

Common stock options to purchase 215,833 and 30,000 shares were excluded from the diluted per share calculation for the three months ended October 3, 2025 and September 27, 2024, respectively, due to their anti-dilutive effect. Common stock options to purchase 175,833 and 63,333 shares were excluded from the diluted per share calculation for the nine months ended October 3, 2025 and September 27, 2024, respectively, due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $3,042,000 and $2,842,000 during the three months ended October 3, 2025 and September 27, 2024, respectively. For the nine months ended October 3, 2025 and September 27, 2024, the Company recorded stock-based compensation expense associated with accrued bonus awards of $9,189,000 and $9,238,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,123,000 and $2,255,000 during the three months ended October 3, 2025 and September 27, 2024, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $8,438,000 and $8,089,000 during the nine months ended October 3, 2025 and September 27, 2024, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $176,000 and $368,000 during the three months ended October 3, 2025 and September 27, 2024, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $1,139,000 and $1,055,000 during the nine months ended October 3, 2025 and September 27, 2024, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of October 3, 2025 and January 3, 2025, the invested amounts under the plans totaled $140,689,000 and $127,837,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of October 3, 2025 and January 3, 2025, vested amounts due under the plans totaled $142,282,000 and $127,622,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended October 3, 2025, the Company recognized additional compensation expense of $7,005,000 as a result of changes in the market value of the trust assets with the same amount being recorded as gain in miscellaneous income (loss), net. During the three months ended September 27, 2024, the Company recognized a reduction in compensation expense of $7,157,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous income (loss), net. During the nine months ended October 3, 2025, the Company recognized additional compensation expense of $14,632,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income, net. During the nine months ended September 27, 2024, the Company recognized additional compensation expense of $14,299,000 as a result of changes in the market value of the trust assets with the same amount being recorded as income in miscellaneous income (loss), net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	October 3, 2025	September 27, 2024
Cash paid during period:
Income taxes	$32,367	$29,060
Non-cash investing and financing activities:
Vested stock unit awards issued to settle accrued bonuses	$12,179	$10,846
Right-of-use asset obtained in exchange for operating lease obligations	$3,540	$56,714
Accrual for capital expenditures as of period end	$653	$537
Repurchases of common stock	$617	$-

Note 8: Accounts Receivable, Net

At October 3, 2025 and January 3, 2025, accounts receivable, net, were comprised of the following:

	October 3,	January 3,
(In thousands)	2025	2025
Billed accounts receivable	$125,445	$117,503
Unbilled accounts receivable	64,176	50,045
Allowance for contract losses and doubtful accounts	(7,625)	(6,141)
Total accounts receivable, net	$181,996	$161,407

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows:

(In thousands)
Balance at January 3, 2025	$6,141
Provision for contract losses and doubtful accounts	2,097
Write-offs	(613)
Balance at October 3, 2025	$7,625

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

Segment information for the three and nine months ended October 3, 2025 and September 27, 2024 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Engineering and Other Scientific	$124,016	$115,244	$367,130	$355,193
Environmental and Health	23,104	21,035	67,459	66,555
Total revenues	$147,120	$136,279	$434,589	$421,748

Compensation and related expenses

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Engineering and Other Scientific	$58,040	$53,197	$172,202	$167,734
Environmental and Health	12,017	11,271	36,205	35,628
Total segment compensation and related expenses	70,057	64,468	208,407	203,362
Corporate compensation and related expenses	17,669	17,486	52,696	48,385
Total compensation and related expenses	$87,726	$81,954	$261,103	$251,747

Operating Income

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Engineering and Other Scientific	$45,829	$40,292	$133,883	$132,687
Environmental and Health	8,429	7,547	24,147	23,042
Total segment operating income	54,258	47,839	158,030	155,729
Corporate operating expense	(25,220)	(21,992)	(67,383)	(63,425)
Total operating income	$29,038	$25,847	$90,647	$92,304

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

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Engineering and Other Scientific	$691	$887	$1,472	$1,769
Environmental and Health	17	-	118	74
Total segment capital expenditures	708	887	1,590	1,843
Corporate capital expenditures	2,431	1,339	5,191	2,899
Total capital expenditures	$3,139	$2,226	$6,781	$4,742

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Engineering and Other Scientific	$1,844	$1,735	$5,506	$5,128
Environmental and Health	52	50	148	154
Total segment depreciation and amortization	1,896	1,785	5,654	5,282
Corporate depreciation and amortization	636	604	1,890	1,917
Total depreciation and amortization	$2,532	$2,389	$7,544	$7,199

No single client comprised more than 10% of the Company’s revenues during the three and nine months ended October 3, 2025 and September 27, 2024.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of October 3, 2025.

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

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $226,000 and $742,000 was included in other income, net, for the three months ended October 3, 2025 and September 27, 2024, respectively. Rental income of $702,000 and $2,511,000 was included in other income, net, for the nine months ended October 3, 2025 and September 27, 2024, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Operating lease cost	$3,091	$3,251	$9,199	$7,758
Variable lease cost	377	352	1,093	1,100
Short-term lease cost	434	378	1,171	1,028

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,868	$1,654	$6,149	$6,002

Supplemental balance sheet information related to operating leases was as follows:

	October 3, 2025	September 27, 2024
Weighted Average Remaining Lease Term	13.1 years	14.0 years
Weighted Average Discount Rate	6.3%	6.2%

Maturities of operating lease liabilities as of October 3, 2025:

Operating
(In thousands)	Leases
2025 (excluding the nine months ended October 3, 2025)	$1,873
2026	9,109
2027	7,872
2028	10,594
2029	9,604
Thereafter	89,229
Total lease payments	128,281
Less imputed interest	(45,683)
Total lease liability	$82,598

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

Note 12: Subsequent Events

On October 30, 2025, the Company announced that its Board Directors approved a cash dividend of $0.30 per share of the Company’s common stock, payable December 19, 2025, to stockholders of record as of December 5, 2025.

On October 30, 2025, the Company announced that its Board of Directors authorized $100 million for the repurchase of the Company's common stock which amount is in addition to the amounts remaining under prior repurchase authorizations. These repurchase authorizations have no expiration date.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the nine months ended October 3, 2025, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2025 increased 8% to $147,120,000 as compared to $136,279,000 during the same period last year. Revenues before reimbursements for the third quarter of 2025 increased 10% to $137,073,000 as compared to $125,085,000 during the same period last year. Increasing demand for dispute-related work drove growth in reactive engagements across the energy, transportation, life sciences and construction sectors. Proactive engagements were led by risk management and asset integrity projects in the utilities sector and regulatory consulting in the chemical sector, offset by lower activity in consumer electronics.

Net income increased 8% to $28,044,000 during the third quarter of 2025 as compared to $26,044,000 during the same period last year. Diluted earnings per share increased during the third quarter of 2025 to $0.55 per share as compared to $0.50 in the same period last year. The increase in net income and diluted earnings per share were primarily due to the 10% increase in revenues before reimbursements.

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

Overview of the Three Months Ended October 3, 2025

During the third quarter of 2025, billable hours increased 4% to 376,000 as compared to 362,000 during the same period last year. Our utilization increased to 74% during the third quarter of 2025 as compared to 73% during the same period last year. Technical full-time equivalent employees increased by 3% to 976 during the third quarter of 2025 as compared to 949 during the same period last year due to our recruiting and retention efforts.

Three Months Ended October 3, 2025 compared to Three Months Ended September 27, 2024

Revenues

	Three Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Engineering and Other Scientific	$124,016	$115,244	7.6%
Percentage of total revenues	84.3%	84.6%
Environmental and Health	23,104	21,035	9.8%
Percentage of total revenues	15.7%	15.4%
Total revenues	$147,120	$136,279	8.0%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. During the third quarter of 2025, billable hours for this segment increased by 5% to 305,000 as compared to 291,000 during the same period last year. Utilization for this segment increased to 76% during the third quarter of 2025 as compared to 75% during the same period last year. The increase in revenues was driven by demand for our risk management and asset integrity management services in the utilities industry and dispute-related services in the energy, automotive and medical device sectors. Technical full-time equivalent employees in this segment increased 4% to 775 during the third quarter of 2025 as compared to 745 for the same period last year.

The increase in revenues for our Environmental and Health segment was due to an increase in billing rates. Utilization for this segment increased to 68% during the third quarter of 2025 as compared to 67% during the same period last year. Billable hours for this segment were 71,000 during the third quarter of both 2025 and 2024. The increase in revenue was driven by increased regulatory consulting engagements in the chemicals industry. Technical full-time equivalent employees in this segment decreased 1% to 201 as compared to 204 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Compensation and related expenses	$87,726	$81,954	7.0%
Percentage of total revenues	59.6%	60.1%

The increase in compensation and related expenses during the third quarter of 2025 was due to an increase in payroll expenses, an increase in bonus expense and an increase in fringe benefits. Payroll expense increased by $3,513,000 and fringe benefits increased by $1,117,000 during the third quarter of 2025 due to impact of our annual salary adjustments and an increase in technical full-time equivalent employees. Bonus expense increased $1,604,000 during the third quarter of 2025 due to a corresponding increase to our bonus pool. Included in compensation and related expenses is a gain in the value of assets associated with our deferred compensation plan of $7,005,000 and $7,157,000 for the three months ended October 3, 2025 and September 27, 2024, respectively. The same amount is recorded as a gain in miscellaneous income, net. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Other operating expenses	$12,655	$11,975	5.7%
Percentage of total revenues	8.6%	8.8%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the third quarter of 2025 was primarily due to an increase in technical materials of $179,000, an increase in information technology related expenses of $170,000 and an increase in depreciation expenses of $143,000. These increases were due to continued investment in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Reimbursable expenses	$10,047	$11,194	-10.2%
Percentage of total revenues	6.8%	8.2%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
General and administrative expenses	$7,654	$5,309	44.2%
Percentage of total revenues	5.2%	3.9%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $2,053,000 and an increase in personnel expenses of $169,000. The increase in travel and meals was due to a company-wide managers' meeting held during the third quarter of 2025 and the increase in technical full-time equivalent employees. We did not have any company-wide meetings during the third quarter of 2024. The increase in personnel expenses was primarily due a higher relocation costs. We expect general and administrative expenses to increase as we add new talent and expand our business development and staff development initiatives.

Operating Income

	Three Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Engineering and Other Scientific	$45,829	$40,292	13.7%
Environmental and Health	8,429	7,547	11.7%
Total segment operating income	54,258	47,839	13.4%
Corporate operating expense	(25,220)	(21,992)	14.7%
Total operating income	$29,038	$25,847	12.3%

The increase in operating income for our Engineering and Other Scientific segment during the third quarter of 2025 as compared to the same period last year was due to an increase in revenues and an increase in utilization. The increase in revenues was due to an increase in billable hours and an increase in billing rates. Growth during the third quarter of 2025 was driven by risk management and asset integrity management services in the utilities industry and dispute-related services in the energy, automotive, and medical device sectors. The increase in operating income for our Environmental and Health segment was due to an increase in billing rates and an increase in utilization. The increase in revenue was driven by increased regulatory consulting engagements in the chemicals industry.

Certain operating expenses are excluded from our measure of segment operating income. These expenses include the costs associated with our human resources, legal, finance, information technology, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with our deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in our allowance for contract losses and doubtful accounts. The increase in corporate operating expenses was due to the costs associated with our company-wide managers meeting during the third quarter of 2025. We did not have any company-wide meetings during the third quarter of 2024.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Other income, net	$9,579	$10,090	-5.1%
Percentage of total revenues	6.5%	7.4%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a decrease in rental income and a decrease in interest income partially offset by an increase in a gain on foreign exchange. During the third quarter of 2025, rental income decreased by $516,000 due to the loss of a tenant in our Silicon Valley facility. The decrease in interest income of $247,000 was due to a decrease in interest rates. The increase in the gain on foreign exchange of $451,000 was due to an increase in the value of assets denominated in currencies that are not our functional currency.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Income taxes	$10,573	$9,893	6.9%
Percentage of total revenues	7.2%	7.3%
Effective tax rate	27.4%	27.5%

The increase in income tax expense was due to an increase in pre-tax income and the decrease in the excess tax benefit associated with stock-based awards. The excess tax benefit associated with stock-based awards was $141,000 during the third quarter of 2025 as compared to $532,000 during the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.7% during the third quarter of 2025 as compared to 29.0% during the same period last year.

Nine Months Ended October 3, 2025 compared to Nine Months Ended September 27, 2024

Revenues

	Nine Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Engineering and Other Scientific	$367,130	$355,193	3.4%
Percentage of total revenues	84.5%	84.2%
Environmental and Health	67,459	66,555	1.4%
Percentage of total revenues	15.5%	15.8%
Total revenues	$434,589	$421,748	3.0%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billing rates partially offset by a decrease in billable hours. During the first nine months of 2025, billable hours for this segment decreased by 2% to 896,000 as compared to 911,000 during the same period last year. Utilization for this segment decreased to 75% during the first nine months of 2025 as compared to 76% during the same period last year. The increase in revenues was driven by demand for Exponent's risk management and asset integrity management services in the utilities industry and dispute-related services in the energy, automotive and medical device sectors. Technical full-time equivalent employees in this segment decreased slightly to 764 during the first nine months of 2025 as compared to 765 for the same period last year.

The increase in revenues for our Environmental and Health segment was due to an increase in billing rates partially offset by a decrease in billable hours. During the first nine months of 2025, billable hours for this segment decreased by 4% to 215,000 as compared to 223,000 during the same period last year. Utilization in this segment was 68% during the first nine months of 2025 and 2024. The increase in revenue was driven by increased regulatory consulting engagements in the chemicals industry. Technical full-time equivalent employees in this segment decreased by 4% to 202 during the first nine months of 2025 as compared to 211 during the same period last year.

Compensation and Related Expenses

	Nine Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Compensation and related expenses	$261,103	$251,747	3.7%
Percentage of total revenues	60.1%	59.7%

The increase in compensation and related expenses during the first nine months of 2025 was due to an increase in payroll expenses, an increase in bonus expense, an increase in fringe benefits and an increase in stock-based compensation. Payroll expense increased by $4,757,000 and fringe benefits increased by $1,652,000 during the first nine months of 2025 due to the impact of our annual salary adjustments. Bonus expense increased by $2,294,000 during the first nine months of 2025 due to a corresponding increase to our bonus pool. Stock-based compensation expense increased by $420,000 during the first nine months of 2025 due to an increase in unvested restricted stock unit grants. Included in compensation and related expenses is a gain in the value of assets associated with our deferred compensation plan of $14,632,000 and $14,299,000 for the first nine months ended October 3, 2025 and September 27, 2024, respectively. The same amount is recorded as a gain in miscellaneous income, net. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Nine Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Other operating expenses	$36,822	$33,691	9.3%
Percentage of total revenues	8.5%	8.0%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first nine months of 2025 was primarily due to an increase in occupancy expense of $1,770,000, an increase in computer-related expenses of $634,000 and an increase in depreciation expense of $345,000. Our land lease with the State of Arizona was extended on June 19, 2024. This extension resulted in additional non-cash rent expense of approximately $2,024,000 during the first nine months of 2025. This increased level of rent expense will continue through the extended lease term ending in January of 2043 with adjustments in 2033 and 2038 based on the consumer price index. The increase in information technology related expenses and depreciation expense was due to continued investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Nine Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Reimbursable expenses	$27,211	$27,022	0.7%
Percentage of total revenues	6.3%	6.4%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects.

General and Administrative Expenses

	Nine Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
General and administrative expenses	$18,806	$16,984	10.7%
Percentage of total revenues	4.3%	4.0%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $2,378,000 partially offset by a decrease in legal fees of $519,000. The increase in travel and meals was due to a company-wide managers' meeting held during the third quarter of 2025. We did not have any company-wide meetings during the first nine months of 2024. We expect general and administrative expenses to increase as we add new talent and expand our business development and staff development initiatives.

Operating Income

	Nine Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Engineering and Other Scientific	$133,883	$132,687	0.9%
Environmental and Health	24,147	23,042	4.8%
Total segment operating income	158,030	155,729	1.5%
Corporate operating expense	(67,383)	(63,425)	6.2%
Total operating income	$90,647	$92,304	-1.8%

The increase in operating income for our Engineering and Other Scientific segment during the first nine months of 2025 as compared to the same period last year was due to an increase in revenues partially offset by an increase in other operating expenses associated with the extension of our land lease with the State of Arizona. The increase in revenues was primarily due to an increase in billing rates. The increase in operating income for our Environmental and Health segment was also due to an increase in billing rates.

Certain operating expenses are excluded from our measure of segment operating income. These expenses include the costs associated with our human resources, finance, information technology, corporate and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with our deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in our allowance for contract losses and doubtful accounts. The increase in corporate operating expenses during the first nine months of 2025 as compared to the same period last year was primarily due to an increase in travel and meals due to a company-wide managers' meeting held during the third quarter of 2025. We did not have any company-wide meetings during the first nine months of 2024.

Other Income, Net

	Nine Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Other income, net	$22,545	$23,738	-5.0%
Percentage of total revenues	5.2%	5.6%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a decrease in rental income partially offset by a decrease in a loss on foreign exchange. During the first nine months of 2025, rental income decreased by $1,809,000 due to the loss of a tenant in our Silicon Valley facility. The decrease in the loss on foreign exchange of $380,000 was due to a change in the value of assets denominated in currencies that are not our functional currency.

Income Taxes

	Nine Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	Percent Change
Income taxes	$31,945	$30,629	4.3%
Percentage of total revenues	7.4%	7.3%
Effective tax rate	28.2%	26.4%

During the first nine months of 2025, we realized a negative tax impact associated with stock-based awards of $354,000 as compared to a positive tax benefit of $2,204,000 during the same period last year. The change in the tax impact associated with stock-based awards was due to the change in the difference of the value of our common stock between the grant date and the release date for the restricted stock units released during the first nine months of 2025 as compared to the same period last year. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.9% during the first nine months of 2025 as compared to 28.3% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next twelve months.

	Nine Months Ended
(in thousands)	October 3, 2025	September 27, 2024
Net cash provided by operating activities	$76,148	$88,485
Net cash used in investing activities	(6,703)	(4,342)
Net cash used in financing activities	(122,024)	(52,788)

We financed our business during the first nine months of 2025 through available cash. As of October 3, 2025, our cash and cash equivalents were $207,380,000 as compared to $258,901,000 at January 3, 2025.

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

The increase in net cash used in investing activities during the first nine months of 2025, as compared to the same period last year, was due to an increase in capital expenditures. The increase in capital expenditures was due to an increase in investment in our corporate infrastructure.

The increase in net cash used in financing activities during the first nine months of 2025, as compared to the same period last year was due to an increase in repurchases of our common stock.

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

We maintain a nonqualified deferred compensation plan for the benefit of a select group of highly compensated employees. Vested amounts due under the plan of $123,124,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at October 3, 2025. Vested amounts due under the plan of $19,158,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at October 3, 2025. Our assets that are earmarked to pay benefits under the plan are held in a rabbi trust and are subject to the claims of our creditors. As of October 3, 2025, invested amounts under the plan of $121,437,000 were recorded as a long-term asset on our unaudited condensed consolidated balance sheet. As of October 3, 2025, invested amounts under the plan of $19,252,000 were recorded as a current asset on our unaudited condensed consolidated balance sheet.

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

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended October 3, 2025 and September 27, 2024:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Revenues before reimbursements	$137,073	$125,085	$407,378	$394,726
EBITDA	$38,837	$35,767	$113,366	$115,825
EBITDA as a % of revenues before reimbursements	28.3%	28.6%	27.8%	29.3%

The decrease in EBITDA as a percentage of revenues before reimbursements during the third quarter of 2025 as compared to the same period last year was primarily due to an increase in travel and meals related to the company-wide managers' meeting held during the third quarter of 2025. We did not have any company-wide meetings during the third quarter of 2024. The decrease was partially offset by an increase in billing rates and an increase in utilization.

The decrease in EBITDA as a percentage of revenues before reimbursements during the first nine months of 2025 as compared to the same period last year was primarily due to an increase in payroll expense from annual salary adjustments, an increase in occupancy expense associated with the extension of our land lease with the State of Arizona and an increase in general and administrative expenses driven by higher travel and meals related to the company-wide managers' meeting held during the third quarter of 2025. We did not have any company-wide meetings during the first nine months of 2024.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended October 3, 2025 and September 27, 2024:

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net income	$28,044	$26,044	$81,247	$85,413
Add back (subtract):
Income taxes	10,573	9,893	31,945	30,629
Interest income, net	(2,312)	(2,559)	(7,370)	(7,416)
Depreciation and amortization	2,532	2,389	7,544	7,199
EBITDA	38,837	35,767	113,366	115,825
Stock-based compensation	5,341	5,465	18,767	18,382
EBITDAS	$44,178	$41,232	$132,133	$134,207

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

At October 3, 2025, we had net assets of approximately $13.8 million with a functional currency of the British Pound, net assets of approximately $5.8 million with a functional currency of the Hong Kong Dollar, net assets of approximately $3.3 million with a functional currency of the Chinese Yuan and net assets of approximately $1.7 million with a functional currency of the Singapore Dollar associated with our operations in the United Kingdom, Hong Kong, China and Singapore, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At October 3, 2025, we had net assets denominated in the non-functional currency of approximately $4.8 million.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of October 3, 2025, the Company’s disclosure controls and procedures were effective.

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

(b)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended October 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended October 3, 2025:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 5 to August 1	500	$64.96	500	$61,578
August 2 to August 29	-	$-	-	$61,578
August 30 to October 3	567,723	$70.46	567,723	$21,578
Total	568,223		568,223

(1)
On February 1, 2024, the Company's Board of Directors announced $61,610,000 for repurchase of the Company's common stock. On October 30, 2025, the Company's Board of Directors announced an additional $100,000,000 for repurchase of the Company's common stock. These repurchase programs have no expiration date.

Repurchases of the Company’s common stock were affected pursuant to a repurchase program authorized by the Company’s Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended October 3, 2025.

Item 6. Exhibits

(a)
Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: November 7, 2025
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Richard L. Schlenker
Richard L. Schlenker, Chief Financial Officer