Form 10-K
period 2026-01-02
EXPONENT INC
filed 2026-02-27
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 2026.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission File Number 0-18655

EXPONENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0218904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 326-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	EXPO	Nasdaq Global Select Market

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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sales price of the common stock as reported on the NASDAQ Global Select Market on July 4, 2025, the last business day of the registrant’s most recently completed second quarter, was approximately $3.0 billion. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of July 4, 2025 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of February 20, 2026 was 49,254,339.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders to be held on June 4, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name: KPMG, LLP	Auditor Location: San Francisco, California	Audit Firm ID: 185

EXPONENT, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED January 2, 2026

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

CLIENTS

General

Exponent serves clients in chemical, construction, consumer products, energy, food, beverage and nutrition, government, life sciences, insurance, manufacturing, technology, industrial equipment, transportation and other sectors of the economy. Many of our engagements are initiated directly by large corporations or by lawyers or insurance companies whose clients anticipate, or are engaged in, litigation related to their products, equipment, processes or services. The scope of our services in failure prevention and technology evaluation has grown as the technological complexity of products has increased over the years. During 2025, we provided services representing approximately 21%, 20%, 16% and 11% of revenues to clients in the consumer products industry, energy and utilities industries, transportation industry and chemical industry, respectively.

Pricing and Terms of Engagements

We provide our services on either a fixed-price basis or on a time and material basis, charging in the latter case hourly rates for each staff member involved in a project, based on their skills and experience. Our standard rates for professionals range from $225 to $1,375 per hour. We implement bill rate increase annually at the start of our fiscal year. Our engagement agreements typically provide for monthly billing, require payment of our invoices within 30 days of receipt and permit clients to terminate engagements at any time. Clients normally agree to indemnify us and our personnel against liabilities arising out of the use or application of the results of our work or recommendations.

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
Electrical Engineering & Computer Science
•
Human Factors
•
Materials Science & Electrochemistry
•
Mechanical Engineering
•
Metallurgical & Corrosion Engineering
•
Polymers & Chemistry

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

Over the past several years, our biomechanics staff conducted analyses of human injuries that occurred while individuals were utilizing a diverse range of products, including recreational vehicles, sporting goods, trucks, trains, aircraft, industrial equipment, and automobiles. Additionally, they evaluated the implications of utilizing protective devices (such as restraint systems, airbags, and helmets) in reducing the likelihood of injury and assessed injuries in various settings, including workplaces, homes, and recreational activities. Our consultants also evaluated product designs for performance, hazards, and injury risks to assist clients with design modifications, address consumer feedback, and respond to regulatory requirements. Finally, they designed and conducted a series of large-scale laboratory-based and subsequent clinical validation and benchmarking efforts to support the design, development, and adoption of fit-for-purpose solutions.

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

Civil & Structural Engineering

Our Civil & Structural Engineering Practice brings together decades of expertise to offer a comprehensive, multidisciplinary approach to promoting the safety, durability, and economic viability of a wide range of infrastructure assets. We address the challenges inherent in designing, constructing, and maintaining buildings, bridges, tunnels, pipelines, and industrial facilities—investigating the extent to which these structures perform their essential functions under a variety of loading conditions and natural hazards. Our team, which includes structural engineers, geotechnical experts, architects, material scientists, and geologists, is dedicated to identifying and solving complex engineering problems. Whether it is evaluating structural failures due to natural or human-induced phenomena, or investigating soil issues such as landslides, foundation and retaining wall damage, and dam or levee failures, we leverage sophisticated simulation tools, on-site inspections, laboratory testing, and state-of-the-art remote sensing technologies to provide actionable insights and recommendations for remediation.

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

Construction Consulting

Our Construction Consulting Practice provides project advisory, risk management, strategic planning, dispute resolution, and delay and damages analysis services on construction and engineering projects. The practice operates across multiple industry sectors, including utilities, data centers, transportation, infrastructure, oil and gas, power generation, and healthcare.

Our team of advisors and experts is engaged on domestic and international projects, supporting clients throughout the project lifecycle. Engagements range from establishing construction oversight and risk management processes, to managing programs and projects, and analyzing and resolving cost and schedule impact claims. The practice is staffed by a multidisciplinary team that includes construction and civil engineers, project and program managers, project controls engineers, schedulers, and cost engineers. We provide construction consulting services to public and private sector clients, including corporations, law firms, and government agencies.

Data Sciences

Our Data Sciences Practice comprises our core capabilities in artificial intelligence, machine learning, statistics, data analytics, and dedicated data collection. Drawing on experience across a breadth of engineering, science, health, and environmental applications, we assist clients with their most complex data and analysis challenges at all stages of the product or process life cycle. Our team of interdisciplinary scientists and engineers decodes complex systems and gathers the right data for better performance, reliability, and security. User-focused visualizations support data-driven decision-making and help clients measure risks and benefits to determine appropriate courses of action. Using rigorous statistical methods, our team can help assess and improve quality and reliability and mitigate risk. Our experience helps clients build products that perform for a wide variety of users while preventing data bias, collecting personal data with consideration for privacy, and managing the risks associated with global data collection.

During the past year, our team worked on diverse projects for industrial, government, and legal clients. We performed advanced model development to manage risks for physical systems, assessments of manufacturing quality systems, large-scale data collections to train algorithms, and developed sampling plans associated with product recall campaigns.

Electrical Engineering & Computer Science

Our Electrical Engineering and Computer Science Practice offers a broad range of expertise to address complex issues for industrial, government and legal clients. Our power engineers advise clients on challenges relating to reliability of electrical systems, failures in power generation, transmission and distribution, such as for powering Artificial Intelligence Data Centers, as well as on distributed generation, and renewables. In the area of energy storage, we are a leader in the industry in expertise and capabilities for safety of large format batteries, such as Electric Vehicles and Battery Energy Storage Systems.

Our team of electronic engineers works on failure analysis, product robustness and reliability for consumer devices, industrial electronics and the health industry. Our computer scientists and engineers advise high-tech industry clients and work with computer-controlled applications to evaluate product safety and software reliability. The computer science and engineering expertise we offer encompasses a breadth of areas including machine learning and artificial intelligence, information and numerical sciences, algorithms and data structures, computer graphics, computer architecture, networking and communications, as well as cybersecurity and cryptography. We operate laboratories for testing heavy equipment and electronics and we have broad capabilities in computer software analysis.

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

Human Factors

Our Human Factors Practice evaluates human performance and safety in product and system use. Our consultants study how the limitations and capabilities of people, including memory, perception, sensation, attention, reaction time, judgment, physical size and dexterity, affect the way they use a product, interact with other people, an organization or an environment, process information or participate in an activity.

We review instructions, warnings and labeling issues related to consumer products, pharmaceuticals, motor vehicles, medical devices and industrial products and processes supporting the development of safety information and collateral materials to accompany products and processes and assessing claims that the information provided was inadequate.

We apply our expertise in human behavior, warnings, and decision making in class action suits, and in evaluating claims seeking to establish, or certify, a class. In addition, we assist manufacturers with compliance with regulatory guidelines related to products and facility procedures and work with them regarding analysis of adverse event reports and consumer complaints in publicly available databases overseen by the Consumer Product Safety Commission and the U.S. Food and Drug Administration.

We examine the role that attention plays in human perception, sensation, memory, and behavior, and how attention, inattention, and distraction may affect safety in a wide range of settings and activities (e.g., operating vehicles and machinery, walking, and using consumer products). We address the reliability of human memory and retrospective reporting in the gathering of fact-based evidence. We utilize scientific investigations and research (e.g., human perception, reaction time, and looking behavior) to assess driver behavior in both accident investigations and during the design of automotive systems. Our Human Factors scientists have been actively engaged in research and project work supporting the National Highway Traffic Safety Administration, covering topics such as Advanced Driver Assistance Systems and automated vehicle technology, in order to understand and advise our clients on how these technologies may change the nature and dynamic of driving, and the role and performance of the driver.

We provide User Experience research, including focus groups, usability testing, and complex user studies with custom-tailored designs and analyses, across a wide range of industries, including consumer electronics, medical devices, and vehicle technologies. Our state-of-the-art Phoenix User Research Center, with 5,000 square feet of research space, has six lab suites, including a dedicated focus group room, an ophthalmological lab, a motion capture lab, and wearable eye tracking technology, plus connectivity to our vehicle test track. The scope of Human Factors engagements ranges from consulting on our clients’ research to providing turnkey research solutions.

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

Materials Science & Electrochemistry

Our Materials Science & Electrochemistry Practice leverages expertise in materials behavior and electrochemical systems to help clients design safer, more reliable, and higher‑performing products. As advanced materials and electrochemical technologies have become increasingly central to modern devices, understanding how they function — and fail — is essential to ensuring product safety, durability, and competitive performance.

We apply decades of experience in materials characterization, failure analysis, and product development to evaluate how materials respond to mechanical, chemical, thermal, and environmental stresses. Our consultants address challenges involving brittle materials, thin films, coatings, nanomaterials, optical materials, and transport phenomena, helping clients select appropriate materials, assess performance, and optimize functionality.

Our electrochemistry expertise supports technologies such as batteries, fuel cells, sensors, electrolysis systems, and industrial electrochemical processes. We assist clients in understanding degradation mechanisms, evaluating safety and reliability, and advancing next‑generation electrochemical designs.

Over the past several years, our teams have conducted multidisciplinary investigations involving product failures, performance claims, and risk assessments across industries including consumer electronics, energy, medical device, and transportation. We also provide expert witness support in matters involving product liability, intellectual property, and trade secrets, supported by our strong foundation in direct industrial consulting.

Mechanical Engineering

We provide clients with a detailed analysis of current and alternative designs of mechanical systems to identify vulnerabilities before failures occur, develop appropriate risk mitigation methods, and provide post-failure investigations.

Our consultants review the performance and reliability of industrial processes, manufactured products, and engineered systems, and we determine the root cause of failures. Further, we assist in legal and insurance matters, failure investigations, product recall investigations, internal compliance programs, product development, workplace safety evaluations, and intellectual property matters.

Our staff members develop and utilize detailed and validated computational models and laboratory experimental methods to evaluate products, systems, and equipment. We perform field inspections, rely on industry standards, and use operational data to inform our analyses. We have performed these activities in a broad range of industries including transportation, energy, industrial equipment, building systems, medical devices, and consumer products.

During the past year, our mechanical engineers worked on a wide variety of projects including international construction disputes, product recalls, and mechanical safety in product development.

Metallurgical & Corrosion Engineering

Our in-depth knowledge of materials science, corrosion, and metallurgical engineering combined with the breadth of our collective experience across many industries and disciplines gives our Metallurgical & Corrosion Engineering Practice the ability to efficiently provide our clients with solutions to their complex problems. We use our knowledge and experience to understand how and why materials, products, and processes may not perform their intended function. Further, we use this knowledge to help our clients minimize the risk for future failures of new products as well as current construction and aging infrastructure.

Over the past year, our Metallurgical & Corrosion Engineering Practice helped clients solve critical materials-related issues in the transportation, energy, utilities, infrastructure, medical device, and chemical processing fields. Our support of dispute resolution in international arbitration, domestic litigation, and general product liability fields was supported by our strong position in direct industrial consulting.

Polymers & Chemistry

Our Polymers and Chemistry Practice consults with industrial, government, legal, insurance and individual clients regarding polymers and textiles used in diverse applications as well as the chemistry, materials and processing aspects of infrastructure, medical device, automotive, construction, and other products that depend on highly controlled manufacturing environments.

We assist clients in understanding the short- and long-term performance of plastic, rubber, adhesive, coating, composite and other polymer-based material systems when challenged by physical, chemical, thermal, and other operational stressors. Our work also includes customized chemical, mechanical, thermal, and rheological testing and leverages expanding internal infrastructure for instrumented analysis and advanced imaging capabilities.

Our consultants participate in product development programs, perform failure analyses, intellectual property assessment and provide support to clients involved in regulatory and legal proceedings. Clients value our technical expertise related to chemistry, formulation, manufacturing and materials performance, our understanding of the history and evolution of these materials, and our ability to assist them in identifying and incorporating emerging materials and manufacturing technologies into their businesses.

During the past year, significant program activities addressed aspects of consumer electronics, wearable devices, implantable medical devices, drug delivery systems, medical diagnostics, building materials, fluid handling systems, oil and gas applications, the plastics supply chain, fire retardancy and flammability, technology scouting, materials science aspects of health risk, service life prediction, sustainability, and intellectual property related to consumer, recreational, medical, pharmaceutical, food packaging, conventional and alternative energy, and other products.

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

During the past year, we have continued our work in oil and gas exploration and production, liquefied natural gas and downstream oil and gas. Our work in fire detection and protection related issues has remained strong, and our work in consumer product recall and international arbitration has continued.

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

ENVIRONMENTAL AND HEALTH SCIENCES

Chemical Regulation & Food Safety

Our Chemical Regulation and Food Safety Practice includes both technical and regulatory specialists who are experts in dealing with foods, food ingredients, dietary supplements, pesticides and biocides (including conventional chemicals, microbials, antimicrobials/biocides, biopesticides, emerging technologies and products of biotechnology), industrial chemicals, pesticide/biocide devices, consumer products, medical devices and pharmaceuticals. We provide practical, scientific and regulatory support to meet global business objectives at every stage of the product life cycle, from research and development to retail and beyond.

During the past year, our Chemical Regulation and Food Safety staff have conducted a wide array of work. The European and U.S. sides of the practice were jointly involved with ongoing support of several new pesticide active ingredients and end-use products. The European side of our business was involved with many projects related to plant protection and biocidal product regulatory submissions, from new active substances and those under review to product-specific dossiers for European Union member states and the United Kingdom. This has included new technologies in plant protection that meet the regulatory pressures to achieve greater sustainability. We have also provided support for reviews of a large number of biocidal products through European and South Korean regulatory reviews. In addition, we provided many specialist assessments relating to human and environmental exposure, risk and product efficacy as well as national and international Maximum Residue Limit/import tolerance submissions covering countries such as South Korea and Japan. The U.S. side of our business was also involved in many projects related to agrochemical, antimicrobial, emerging technologies and biochemical product regulatory submissions and approvals in the U.S., Canada, Brazil and Mexico. These included new active ingredients, end-use products, emerging technologies and import tolerances (EPA and FDA). In addition, we have supported several clients in the U.S. with U.S. Toxic Substances Control Act and U.S. Department of Agriculture Animal and Plant Health Inspection Service compliance. We have supported clients with scientific and regulatory human and environmental exposure, risk assessments and product reviews. In Europe and the U.S., we continued to provide clients with regulatory compliance support for food contact materials, food additives, novel foods, nutrition-related analysis, as well as undertaking safety assessments for food and consumer products.

We also provided proactive and reactive product safety and litigation support. For industrial chemicals, we continued to provide full regulatory support for our clients who prepared and submitted registrations and risk assessments. Our European and U.S. offices were active in supporting our clients with their E.U. and U.K. Registration, Evaluation, Authorisation and Restriction of Chemicals and Toxic Substances Control Act regulatory requirements.

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

Health Sciences

Our Health Sciences team includes epidemiologists, toxicologists, industrial hygienists, exposure scientists, biostatisticians, human health risk assessors, and physicians who collectively apply scientific, and medical principles to evaluate, characterize, and communicate human health risks in diverse occupational, environmental, community, and consumer settings. Our consultants bring decades of leadership experience across federal agencies, public health institutions, academia, and private industry, and are both nationally and internationally recognized for their expertise in toxicology, exposure science, risk assessment, chemical stewardship, and environmental health.

Our team provides proactive and responsive support to clients seeking to assess and mitigate human health risks associated with chemicals, pharmaceuticals, advanced materials, and industrial processes. This includes evaluation of potential exposures arising from product formulation and use, facility-specific site activities, environmental releases, and waste management. We also conduct in-depth scientific analyses to support clients addressing claims of adverse health effects linked to chemical exposures, product use, occupational activities, or alleged contamination events.

Our Health Sciences consultants have deep experience evaluating exposures to a wide array of chemical agents—including per- and polyfluoroalkyl substance (PFAS), volatile organic compounds, 1,4‑dioxane, petrochemicals, pesticides, metals, solvents, polycyclic aromatic hydrocarbons (PAHs), asbestos, and airborne particulate matter, as well as physical agents such as power‑frequency electromagnetic fields, and biological agents including bacteria, molds/fungi, and other microorganisms.

Our expertise spans the evaluation of health risks in occupational, residential, community, pharmaceutical, and consumer‑product contexts. We regularly conduct exposure simulations and exposure reconstruction studies using laboratory and field‑based approaches, and integrate toxicological, epidemiological, and mechanistic evidence to interpret potential human health outcomes. We also design health‑protective exposure controls, contribute to corporate risk‑management strategies for both emerging and legacy contaminants, and support occupational safety evaluations across a variety of industries.

Our team’s work includes community‑wide and site‑specific environmental health assessments; disease cluster evaluations; survey research; cohort and case‑control studies; application of real‑world data platforms; advanced exposure simulation studies; biologically based modeling; weight‑of‑evidence evaluations; meta‑analyses; and systematic reviews addressing toxicological, epidemiological, and mechanistic data. Our team members routinely interpret and develop human‑health criteria, assess risk across the full lifecycle of products (from manufacturing through use and end‑of‑life), support due‑diligence evaluations, and analyze potential liabilities associated with chemical constituents and exposures.

Our Health Sciences team also applies extensive experience in risk communication—supporting community engagement for populations near industrial facilities, energy production sites, and environmental releases; communicating complex scientific concepts to regulators, legal teams, and public audiences; and assisting clients with navigating federal, state, and international frameworks governing chemical safety, environmental compliance, and public health protection.

We collaborate closely with colleagues in Biomechanics, Biomedical Engineering & Sciences, Data Sciences, Human Factors, Polymer Science & Chemistry, Environmental & Earth Sciences, and additional technical disciplines. This interdisciplinary approach enhances our capabilities in toxic tort litigation, chemical and materials risk management, environmental remediation, healthcare data science (including use of electronic health records and claims data), and evaluation of vulnerable or high‑risk populations. Our collective expertise allows us to deliver clear, comprehensive, scientifically grounded insights that enable clients to make informed, defensible, and data‑driven decisions regarding human health risks.

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

HUMAN CAPITAL

We are a global engineering and scientific consulting firm that partners with clients to deliver breakthrough insights and answers. In a world experiencing accelerating change over our 55+ years in business, we still deliver the same vital promise: technical excellence, unrivaled expertise, and a unique multidisciplinary approach to asking and answering the right questions. Our vision is to work together, with our teams and our clients, to solve the most formidable scientific and engineering challenges to create a safe, healthier, sustainable world.

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

As of January 2, 2026, we employed 1,212 full-time, part-time and intermittent employees, including 949 engineering and scientific staff, 62 technical support staff and 201 administrative and support staff. Our staff includes 922 employees with advanced degrees, of which 731 employees have achieved doctorate degrees. As of January 2, 2026 approximately 89% of our employees were located in the United States and 11% were located in other global regions.

Technical full-time equivalent employees is a key metric that we use to analyze our revenues. During 2025 technical full-time equivalent employees increased 1% to 973 as compared to 967 during the prior year. To ensure a compelling total rewards philosophy and practice, we have practices in place to deliver fair and equitable compensation for employees based on their contribution and performance. We also offer a comprehensive set of benefits for employees and their families.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Exponent and their ages as of February 27, 2026 are as follows:

Name	Age	Position
Catherine Ford Corrigan, Ph.D.	57	President and Chief Executive Officer
Brad A. James, Ph.D.	60	Group Vice President
Brian Kundert	51	Chief Human Resources Officer
John D. Pye, Ph.D.	55	Vice President for Global Offices and Innovation
Joseph Rakow, Ph.D.	49	Group Vice President
Richard Reiss, Sc.D.	59	Group Vice President
Maureen T.F. Reitman, Sc.D.	57	Group Vice President
Joseph Sala, Ph.D.	49	Group Vice President
Richard L. Schlenker, Jr.	60	Executive Vice President, Chief Financial Officer and Corporate Secretary

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

Joseph Rakow, Ph.D., joined the Company in 2005. He was promoted to Principal Engineer in 2012 and was appointed Corporate Vice President in 2021. Dr. Rakow was appointed Group Vice President on April 1, 2023. Dr. Rakow received his Ph.D. (2005) in Aerospace Engineering and M.S. (2000) in Aerospace Engineering from the University of Michigan, and B.S. (1999) in Physics from the University of California, Davis. He is a licensed professional engineer in the state of California and a Fellow of the American Society of Mechanical Engineers. Prior to joining Exponent, Dr. Rakow held teaching and research positions at the University of Michigan and Sandia National Laboratories. As a volunteer, Dr. Rakow serves on multiple academic advisory boards at the university level and as a Structures Specialist with FEMA Urban Search & Rescue.

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

Artificial intelligence (AI) technologies may reduce demand for our services and change client expectations.

AI technologies are rapidly evolving and may significantly impact our industry and our clients. AI may change client expectations regarding the speed, cost, and manner of service delivery, and if we are unable to meet these evolving expectations or to deliver increased value through the use of AI, we may lose engagements or experience pressure on our pricing and margins. Our competitors may adopt and deploy AI technologies more quickly or effectively than we do, and new market entrants offering AI-based solutions may offer automated alternatives as a substitute for our services, potentially displacing demand for certain of our offerings. AI technologies may also render some of our existing service offerings less valuable or obsolete, particularly those that are more standardized in nature. Our failure to capitalize on the many opportunities presented by AI or to adapt our business model in response to AI-driven market changes could have a material adverse effect on our revenues and profitability.

Risks Related to Our Operations

Failure to attract and retain key employees may adversely affect our business.

Our business involves the delivery of professional services and is people-intensive. Our success depends in large part upon our ability to attract, retain and motivate highly qualified technical and managerial personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. We cannot provide any assurance that we can continue to attract sufficient numbers of highly qualified technical and managerial personnel and retain existing employees. We have experienced and expect to continue to experience employee turnover. We face threats from competitors who aggressively seek to poach our talent. The loss of key managerial employees, business generators or any significant number of employees could have a material adverse impact on our business, including our ability to secure and complete engagements. We rely heavily on our executive officers, group vice presidents, and practice/office directors to manage our operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers, group vice presidents and practice/office directors must have a thorough understanding of our services and operations, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. We are unable to predict with certainty the impact that leadership transitions and the loss of certain employees in leadership roles may have on our business operations, prospects, financial results, client relationships, or employee retention or morale.

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

We have experienced, and expect to continue to be subjected to, security breaches and threats, none of which have been material to us to date. Despite the implementation of security and business continuity measures, our information technology infrastructure and networks are vulnerable to electronic breaches of security. The adoption of AI technologies may also introduce new cybersecurity vulnerabilities, and AI systems may be targeted by cyberattacks or exploited to extract sensitive data. Furthermore, we are subject to risks to information security posed by external or insider threats, including unauthorized access, manipulation, misuse, or improper disclosure of proprietary, sensitive, or confidential information by employees, contractors, or other insiders. Any such breaches could lead to disruptions of our operations and potential unauthorized disclosure of confidential and/or personal information, which could result in legal claims or proceedings, have impacts to our operations, and/or cause harm to our reputation. Our systems and data are protected by a comprehensive Information Security program detailed in our Information Security Management System. Dedicated security, privacy, information governance, and compliance professionals maintain the program with oversight provided by the Board of Directors in conjunction with senior leadership. See Item 1C. for more information about our Cybersecurity Risk Management and Strategy. While we have taken reasonable steps to prevent and mitigate the damage of a security breach by continuously improving our design and coordination of security controls across our business, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks.

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

Our adoption and use of artificial intelligence technologies may create operational, legal, and regulatory risks.

To remain competitive, we have made and will continue to make investments in AI technologies, infrastructure, talent, and training, and these investments may not yield anticipated benefits or may become obsolete more quickly than expected. The use of AI tools to assist in the preparation of our work product or our corporate operations may expose us to new forms of liability. AI solution may produce inaccurate, incomplete, incorrect or misleading outputs, and if erroneous AI-generated content is incorporated into our deliverables, we could face claims of professional negligence, harm to our professional reputation, and other legal actions. Maintaining rigorous quality control over AI-assisted work product may require additional resources and oversight that could offset anticipated efficiency gains. AI-driven changes to our workforce and service delivery model could also be disruptive and may adversely affect employee morale and retention. The legal and regulatory landscape governing AI is evolving rapidly and remains uncertain, and compliance with existing and emerging AI regulations may require significant resources. Failure to comply with applicable AI-related laws and regulations could result in regulatory enforcement actions, fines, litigation, and reputational damage.

Our international operations create special risks that could adversely affect our business.

In addition to our offices in the United States, we have a presence in the United Kingdom, Switzerland, Hong Kong, China, Singapore, Ireland, Germany, and Canada, and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including cultural and language differences; employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues; currency fluctuations that adversely affect our financial position and operating results; burdensome regulatory requirements and other barriers to conducting business; tariffs/trade disputes and other trade barriers; geopolitical risks that could result in an adverse impact to our clients and Exponent, such as cyberattacks, trade sanctions, and increased regulatory scrutiny on operations; armed conflicts and wars, including current and potential global conflicts; managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010; managing the risks associated with global privacy and data security laws and regulations including the General Data Protection Regulation in Europe and China’s data protection and national security laws; greater difficulties in managing and staffing foreign operations; successful entry and execution in new markets; restrictions on the repatriation of earnings; potentially adverse tax consequences; and other impending legislation that could add additional risks to the business.

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

To the extent we export technical services, data and information outside of the locations where we operate, we are subject to U.S. and international laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries or parties. An increase in government use of export controls and sanctions lists could affect both our client engagements and our operations. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in U.S. government contracts, which could have a material adverse effect on our business.

Our business depends on our ability to use and access information systems, and modernize or replace such systems from time to time, and failure to effectively maintain such systems or modernize or replace systems, or difficulties encountered in implementing new or replacement systems could materially adversely affect our business and operations and harm our reputation.

We depend on multiple internal and external information systems for operating our business. We utilize commercially available third-party technology solutions, which in many cases are customized to our business needs. Our information systems may be compromised by power outages, computer and telecommunications failures, computer viruses, security breaches, hackers, catastrophic events, AI-enabled threats, human error and other events, many of which are beyond our control, and are subject to obsolescence and technological changes. If our information systems fail to work properly or otherwise become unavailable, or if we encounter difficulties in integrating new or replacement systems, we may incur substantial time, efforts and costs to repair or replace such systems, or otherwise carry out our operations without the ability to use such systems. Failure of any such information system could result in delays, significant additional costs, incorrect information, failure of internal control and harm to our reputation as well as expose us to regulatory actions and claims any of which could adversely affect our business and results of operations and our reputation.

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

The markets for our services are highly competitive. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets. Competitive pressure, including from those utilizing AI technologies, could reduce the market acceptance of our services and result in limitations in our ability to implement billing rate increases or maintain billing rates that could have a material adverse effect on our business, financial condition or results of operations.

We hold substantial investments that could present liquidity risks.

Our cash equivalent portfolio as of January 2, 2026 consisted primarily of obligations of the U.S. Treasury. We follow an established investment policy to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Investments in some financial instruments may pose risks arising from liquidity and credit concerns. As of January 2, 2026, we had no impairment charge associated with our investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has a low risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Impairment of goodwill may require us to record a significant charge to earnings.

On our balance sheet as of January 2, 2026, we have $8,607,000 of goodwill subject to periodic evaluation for impairment. Failure to achieve sufficient levels of cash flow at reporting units, the loss of key employees, changes to the scope of operations of our business or a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is required to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

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

We are subject to risks arising from adverse changes in economic and political conditions, both domestically and globally, including regulatory uncertainty and unfavorable changes in economic conditions, such as inflation, rising interest rates or a recession, and other events beyond our control, such as geopolitical developments, economic sanctions, natural disasters, pandemics, epidemics, political instability, armed conflicts and wars, including current and potential global conflicts. Worsening economic conditions have had and may continue to have an adverse impact on the businesses and financial health of many of our clients. As a result, current or potential clients may consolidate or go out of business and thus demand for our services may be reduced significantly. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies, as well as tariffs, export controls, restrictions on outbound investment or other trade barriers, sanctions, currency controls, or changes to tax or other laws or policies, have been and may continue to be disruptive to our business. These can interfere with our global operating model, client relationships, and competitive position. Further escalation of any specific trade tensions between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth or to our business in China or other countries.

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

Many factors could cause the market price of our common stock to rise and fall. These include the risk factors listed above and below; changes in estimates of our performance or recommendations by securities analysts; future sales of shares of common stock in the public market; market conditions in the industry and economy as a whole; acquisitions or strategic alliances involving us or our competitors; restatement of financial results; and changes in accounting principles or methods. In addition, the stock market often experiences significant price fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, stockholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

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

Failure to meet climate expectations or standards could adversely affect our business, reputation, brand, results of operations and financial condition

Our stakeholders, especially our clients, may have expectations about our sustainability-related initiatives, disclosures and progress. Client preferences may shift to support companies demonstrating more positive climate progress than we have shown. Furthermore, if our competitors’ environmental, social, or governance practices are perceived to be better than our own, certain investors or clients may elect to invest in or be a patron of our competitors instead, which could have an adverse impact on our business, financial condition, and results of operations.

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

We have established processes to oversee and identify cybersecurity risks associated with our use of third-party service providers, including cloud service providers and AI systems. We conduct due diligence assessments and evaluate contractual obligations to mitigate potential risks arising from third-party relationships.

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

In addition, we lease office and laboratory space in 21 other locations in 12 states and the District of Columbia, as well as in China, Hong Kong, Switzerland and the United Kingdom. Leases for these offices and laboratory facilities have terms generally ranging between one and 10 years.

Item 3. Legal Proceedings

Exponent is not engaged in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Exponent’s common stock is traded on the NASDAQ Global Select Market, under the symbol “EXPO.” As of February 20, 2026, there were 156 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.

The following table provides information on the Company’s share repurchases (of Company common stock) for the quarter ended January 2, 2026:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
October 4 to October 31	67	64.94	67	$117,195
November 1 to November 28	255	71.95	255	$98,833
November 29 to January 2, 2026	33	71.48	33	$96,483
Total	355	70.57	355	$96,483

Repurchases of the Company’s common stock were made pursuant to a repurchase program authorized by the Company’s Board of Directors. On February 1, 2024, the Company's Board of Directors authorized $61,600,000 for the repurchase of the Company’s common stock. On October 30, 2025, the Company's Board of Directors announced approval of $100,000,000 for the repurchase of the Company's common stock. The Company's repurchase authorizations have no expiration date.

COMPANY STOCK PRICE PERFORMANCE GRAPH

This graph compares the Company’s cumulative total stockholder return calculated on a dividend-reinvested basis from 2021 through 2025 with those of the Standard & Poor’s (“S&P”) 500 Index and the S&P MidCap 400 Index. The Company does not have a comparable peer group and thus has selected the S&P MidCap 400 Index. The graph assumes that $100 was invested on the last day of 2020. Note that the historic price performance is not necessarily indicative of future price performance.

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2025.

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

The following table sets forth, for the periods indicated, the percentage of revenues of certain items in our consolidated statements of income and the percentage increase (decrease) in the dollar amount of such items year to year:

	Percentage of Revenues for		Period to
	Fiscal Years		Period Change
	2025	2024	2025 v 2024
Revenues	100.0%	100.0%	4.2%

Operating expenses:
Compensation and related expenses	58.8	59.1	3.6
Other operating expenses	8.5	8.3	7.1
Reimbursable expenses	7.8	7.2	13.1
General and administrative expenses	4.4	4.1	12.3
	79.4	78.6	5.3
Operating income	20.6	21.4	0.2

Other income, net	4.7	5.0	(1.1)

Income before income taxes	25.3	26.4	(0.0)

Provision for income taxes	7.1	6.9	7.6

Net income	18.2%	19.5%	(2.7)%

EXECUTIVE SUMMARY

Revenues and revenues before reimbursements for 2025 increased 4% as compared to the prior year. Growth during 2025 was driven by our dispute-related services reflecting the essential role our engineers and scientists play when systems do not perform as expected. Across the energy sector, we continued to see strong demand in engagements spanning hydroelectric facilities, wild-fire related losses, battery energy storage systems, and wind and solar projects. In transportation, we saw increased failure analysis work tied to electrification and battery systems in commercial vehicles, as customers addressed performance, safety, and reliability challenges. We also saw increased demand from domestic and international clients related to complex construction challenges and disputes. Proactive engagements were led by risk management and asset integrity projects in the utilities sector and regulatory consulting in the life-sciences sector.

As artificial intelligence and other advanced technologies become increasingly embedded in complex and performance-critical systems, rising societal expectations for safety and reliability continue to drive demand for our specialized expertise. Exponent is uniquely positioned to support clients with rigorous and independent insights across the full product lifecycle.

Net income was $106,009,000 during 2025 as compared to $109,002,000 during 2024. Diluted earnings per share decreased to $2.07 for 2025 as compared to $2.11 for 2024. The decrease in profitability was due to an increase in other operating expenses associated with the extension of our land lease with the State of Arizona in June of 2024, an increase in general and administrative expenses driven by higher travel and meals related to a company-wide managers’ meeting, and a decrease in the tax benefit associated with stock-based awards. During 2025, we realized a negative tax impact associated with stock-based awards of $254,000 as compared to a positive tax benefit of $2,793,000 during 2024. The change in the tax impact associated with stock-based awards was due to the change in the difference of the value of our common stock between the grant date and the release date for the restricted stock units released during 2025 as compared to 2024.

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

OVERVIEW OF THE YEAR ENDED January 2, 2026

Our revenues consist of professional fees earned on consulting engagements, fees for use of our equipment and facilities, and reimbursements for outside direct expenses associated with the services performed that are billed to our clients.

We operate on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2025 included 52 weeks of activity and ended on January 2, 2026. Fiscal period 2024 included 53 weeks of activity and ended on January 3, 2025. Fiscal period 2023 included 52 weeks of activity and ended on December 29, 2023. Fiscal period 2026 is 52 weeks and will end on January 1, 2027.

During 2025 billable hours decreased 2% to 1,468,000 as compared to 1,495,000 during 2024. Our utilization was 73% for both 2025 and 2024. Technical full-time equivalent employees increased 1% to 973 for 2025 as compared to 967 for 2024.

FISCAL YEARS ENDED January 2, 2026 AND January 3, 2025

Revenues

(In thousands except percentages)	Fiscal Years		Percent
	2025	2024	Change
Engineering and Other Scientific	$493,893	$469,544	5.2%
Percentage of total revenues	84.9%	84.1%
Environmental and Health	88,121	88,970	(1.0)%
Percentage of total revenues	15.1%	15.9%
Total revenues	$582,014	$558,514	4.2%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billing rates partially offset by a decrease in billable hours. Growth in this segment during 2025 was primary driven by demand for our risk management and asset integrity management services in the utilities industry and dispute-related services in the energy, automotive and medical device sectors. During 2025, billable hours for this segment decreased by 1% to 1,188,000 as compared to 1,199,000 during 2024. Utilization for this segment decreased to 74% for 2025 as compared to 75% for 2024. Technical full-time equivalent employees in this segment increased 2% to 771 during 2025 as compared to 759 for 2024.

The decrease in revenues from our Environmental and Health segment was due to a decrease in billable hours partially offset by an increase in billing rates. The decrease in billable hours was due to a lower level of activity for our regulatory services in the chemical industry. During 2025, billable hours for this segment decreased by 5% to 280,000 as compared to 296,000 during 2024. Utilization for this segment decreased to 66% for 2025 as compared to 67% for 2024. Technical full-time equivalents decreased 3% to 202 during 2025 as compared to 208 for 2024.

Revenues are primarily derived from services provided in response to client requests or events that occur without notice and engagements are generally terminable or subject to postponement or delay at any time by our clients. As a result, backlog at any particular time is small in relation to our quarterly or annual revenues and is not a reliable indicator of revenues for any future periods.

Compensation and Related Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2025	2024	Change
Compensation and related expenses	$341,994	$330,011	3.6%
Percentage of total revenues	58.8%	59.1%

The increase in compensation and related expenses during 2025 was due to an increase in payroll expense, an increase in bonus expense, an increase in fringe benefits and a change in the value of assets associated with our deferred compensation plan. During 2025, payroll expense increased $4,866,000 and fringe benefits increased by $1,834,000 due to the impact of our annual salary increase and an increase in technical full-time equivalent employees. During 2025, bonus expense increased by $2,202,000 due to a corresponding increase in our bonus pool which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. During 2025 deferred compensation expense increased $2,435,000 with a corresponding increase to other income, net as compared to 2024 due to a change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $17,363,000 during 2025 as compared to an increase in value of plan assets of $14,928,000 during 2024. We expect compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2025	2024	Change
Other operating expenses	$49,458	$46,196	7.1%
Percentage of total revenues	8.5%	8.3%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses was primarily due to an increase in occupancy expense of $1,552,000, an increase in computer-related expenses of $876,000 and an increase in technical materials of $454,000. The increase in occupancy expense was due to the extension of our land lease with the state of Arizona in June of 2024. The increases in computer-related expenses and technical materials were due to continued investment in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and continue to make investments in our corporate infrastructure.

Reimbursable Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2025	2024	Change
Reimbursable expenses	$45,254	$40,024	13.1%
Percentage of total revenues	7.8%	7.2%

The amount of reimbursable expenses will vary from year to year depending on the nature of our projects. The increase in reimbursable expenses as compared to 2024 was due to an increase in reimbursable expenses associated with user research projects.

General and Administrative Expenses

(In thousands except percentages)	Fiscal Years		Percent
	2025	2024	Change
General and administrative expenses	$25,521	$22,726	12.3%
Percentage of total revenues	4.4%	4.1%

The increase in general and administrative expenses during 2025 was primarily due to an increase in travel and meals of $2,627,000. The increase in travel and meals was due to a company-wide managers' meeting held during 2025. We did not have any company-wide meetings during 2024. We expect general and administrative expenses to increase as we expand our business development and staff development initiatives.

Operating Income

(In thousands except percentages)	Fiscal Years		Percent
	2025	2024	Change
Engineering and Other Scientific	$173,625	$164,883	5.3%
Environmental and Health	30,558	29,995	1.9%
Total segment operating income	204,183	194,878	4.8%
Corporate operating expense	(84,396)	(75,321)	12.0%
Total operating income	$119,787	$119,557	0.2%

The increase in operating income for our Engineering and Other Scientific segment during 2025 as compared to 2024 was due to an increase in revenues. The increase in revenues was due to an increase in billing rates, partially offset by a reduction in billable hours. The increase in operating income for our Environmental and Health segment was also due to an increase in billing rates, partially offset by a reduction in billable hours.

Certain operating expenses are excluded from our measure of segment operating income. These expenses include the costs associated with our human resources, finance, information technology, corporate, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with our deferred compensation plan; stock-based compensation associated with restricted stock unit and stock option awards; and the change in our allowance for contract losses and doubtful accounts. The increase in corporate operating expenses was due to an increase in travel and meals due to a company-wide managers' meeting held during 2025, an increase in deferred compensation expense due to a change in value of assets associated with our deferred compensation plan, an increase in stock-based compensation and an increase in corporate support expenses.

Other Income, Net

(In thousands except percentages)	Fiscal Years		Percent
	2025	2024	Change
Other income	$27,510	$27,813	(1.1)%
Percentage of total revenues	4.7%	5.0%

Other income, net consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a decrease in rental income and a decrease in interest income, partially offset by the change in value of assets associated with our deferred compensation plan. During 2025, rental income decreased by $1,856,000 due to the loss of a tenant in our Silicon Valley facility. The decrease in interest income of $694,000 was due to a decrease in interest rates. During 2025, deferred compensation expense increased $2,435,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan.

Income Taxes

(In thousands except percentages)	Fiscal Years		Percent
	2025	2024	Change
Income taxes	$41,288	$38,368	7.6%
Percentage of total revenues	7.1%	6.9%
Effective tax rate	28.0%	26.0%

During 2025, we realized a negative tax impact associated with stock-based awards of $254,000 as compared to a positive tax benefit of $2,793,000 during 2024. The change in the tax impact associated with stock-based awards was due to the change in the difference of the value of our common stock between the grant date and the release date for the restricted stock units released during 2025 as compared to restricted stock units released in 2024. Excluding the impact of the excess tax benefit, the effective tax rate would have been 27.9% for both 2025 and 2024.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$131,730	$144,537
Investing activities	$(9,390)	$(6,939)
Financing activities	$(160,428)	$(65,108)

We financed our business in 2025 through available cash and cash flows from operating activities. We invest our excess cash in cash equivalents. As of January 2, 2026, our cash and cash equivalents were $221,930,000 as compared to $258,901,000 at January 3, 2025. We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

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

The increase in net cash used in investing activities during 2025 as compared to 2024 was due to an increase in capital expenditures. The increase in capital expenditures was due to an increase in investment in our corporate infrastructure.

The increase in net cash used in financing activities during 2025 as compared to 2024 was primarily due to an increase in repurchases of our common stock.

We lease office, laboratory, and storage space in 12 states and the District of Columbia, as well as in China, Hong Kong, Switzerland, and the United Kingdom under non-cancellable operating lease arrangements that expire at various dates through 2033. On June 19, 2024, we entered into an agreement with the State of Arizona to extend our land lease for 15 years beginning on January 17, 2028. We are currently obligated to make payments under the lease of $1,009,000 per year, which obligation will continue at that level until January 16, 2028. Beginning on January 17, 2028, our payments under the lease will increase to approximately $6,183,000 per year for the 15-year extension term with adjustments to the annual rent payment in 2033 and 2038 based on the consumer price index. As of January 2, 2026, the value of our obligations under operating leases was $82,834,000. See Note 12 of our Notes to Consolidated Financial Statements for additional information regarding our lease obligations. The value of our non-cancellable unconditional purchase obligations was not material at January 2, 2026.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends, procure facilities and equipment or strategically acquire professional service firms that are complementary to our business.

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $128,645,000 were recorded as a long-term liability on our consolidated balance sheet at January 2, 2026. Vested amounts due under the plans of $16,061,000 were recorded as a current liability on our consolidated balance sheet at January 2, 2026. Company assets that are designated to fund the benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of January 2, 2026, invested amounts under the plans of $123,454,000 were recorded as a non-current asset on our consolidated balance sheet. As of January 2, 2026, invested amounts under the plans of $16,061,000 were recorded as other current assets on our consolidated balance sheet.

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

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We closely monitor two financial measures, EBITDA and EBITDAS, which meet the definition of Non-GAAP financial measures. We define EBITDA as net income before income taxes, interest income, depreciation and amortization. We define EBITDAS as EBITDA before stock-based compensation. We regard EBITDA and EBITDAS as useful measures of operating performance to complement operating income, net income and other GAAP financial performance measures. Additionally, management believes that EBITDA and EBITDAS provide meaningful comparisons of past, present and future operating results. These measures are used to evaluate our financial results, develop budgets and determine employee compensation. These measures, however, should be considered in addition to, and not as a substitute for or superior to, operating income, cash flows, or other measures of financial performance prepared in accordance with GAAP. A reconciliation of the Non-GAAP measures to the nearest comparable GAAP measure is set forth below.

The following table shows EBITDA as a percentage of revenues before reimbursements for 2025 and 2024:

(In thousands, except percentages)	Fiscal Years
	2025	2024
Revenues before reimbursements	$536,760	$518,490
EBITDA	$148,073	$147,058
EBITDA as a % of revenues before reimbursements	27.6%	28.4%

The decrease in EBITDA as a percentage of revenues before reimbursements during 2025 as compared to 2024 was primarily due to an increase in occupancy expense associated with the extension of our land lease with the state of Arizona and an increase in general and administrative expenses driven by higher travel and meals related to a company-wide managers' meeting held during the third quarter of 2025. We did not have any company-wide meetings during 2024.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for 2025 and 2024:

(In thousands)	Fiscal Years
	2025	2024
Net income	$106,009	$109,002
Add back (subtract):
Income taxes	41,288	38,368
Interest income	(9,307)	(10,001)
Depreciation and amortization	10,083	9,689
EBITDA	148,073	147,058
Stock-based compensation	23,795	23,239
EBITDAS	$171,868	$170,297

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

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

At January 2, 2026, we had net assets of approximately $16.2 million with a functional currency of the British Pound, net assets of approximately $5.1 million with a functional currency of the Hong Kong Dollar, net assets of approximately $2.7 million with a functional currency of the Chinese Yuan, and net assets of approximately $1.8 million with a functional currency of the Singapore Dollar associated with our operations in the United Kingdom, Hong Kong, China, and Singapore respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains/(losses) on these foreign currency transactions and the re-measurement of monetary assets and liabilities. At January 2, 2026, we had net assets denominated in the non-functional currency of approximately $6.7 million.

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

(b)
Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance, but not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 2, 2026.

(c)
Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plans

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended January 2, 2026.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (the "Proxy Statement"). See Part 1, Item 1 of this Annual Report on Form 10-K for information regarding the executive officers of the Company.

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

1.
Financial Statements

The following consolidated financial statements of Exponent, Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are included herewith:

2.
Financial Statement Schedules

The following financial statement schedule of Exponent, Inc. for the years ended January 2, 2026, January 3, 2025 and December 29, 2023 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of Exponent, Inc. and subsidiaries:

Page

Schedule II - Valuation and Qualifying Accounts	66

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in the report.

3.
Exhibits

Page

(a) Exhibit Index	67

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Exponent, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Exponent, Inc. and subsidiaries (the Company) as of January 2, 2026 and January 3, 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2026, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2026 and January 3, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended January 2, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we 2 considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Collectability of accounts receivables

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for contract losses and doubtful accounts was $7.5 million as of January 2, 2026. The Company’s accounts receivables, net was $181.5 million as of January 2, 2026, which represents 23% of total assets and 31% of revenue for the year ended January 2, 2026. As discussed in Note 1, the Company maintains allowances to estimate their ability to collect financial obligations from customers. The Company records a specific allowance in circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations.

We identified the assessment of the collectability of accounts receivable as a critical audit matter. Specifically, the specific allowance is an estimate which involves assessing the likelihood of collection of customer’s accounts receivable by considering various factors such as communication from the customer, historical collections, and number of days accounts receivables have been outstanding. Subjective auditor judgment was involved in evaluating the relevance and reliability of the evidence obtained in evaluating these factors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s assessment of the specific allowance. We investigated significant fluctuations in the specific allowance as compared to gross accounts receivable and the prior year specific allowance. For a selection of customer invoices and projects, we inquired of 3 Company personnel to evaluate the rationale for establishing a specific allowance for certain customers and assessed the Company’s estimate of the specific customer allowance by evaluating the underlying contractual documents, historical collection trends, communications with customers, number of days account receivable have been outstanding, and other additional factors. We also evaluated subsequent collections occurring after the balance sheet date for selected customer invoices and projects and considered the impact of potential subsequent events on the estimate of the specific customer allowance.

/s/ KPMG LLP

We have served as the Company’s auditor since 1987.

San Francisco, California
February 27, 2026

Exponent, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Years
(In thousands, except per share data)	2025	2024	2023
Revenues:
Revenues before reimbursements	$536,760	$518,490	$497,189
Reimbursements	45,254	40,024	39,577
Revenues	582,014	558,514	536,766

Operating expenses:
Compensation and related expenses	341,994	330,011	319,886
Other operating expenses	49,458	46,196	41,541
Reimbursable expenses	45,254	40,024	39,577
General and administrative expenses	25,521	22,726	24,440
Total operating expenses	462,227	438,957	425,444
Operating income	119,787	119,557	111,322

Other income:
Interest income	9,307	10,001	7,150
Miscellaneous income, net	18,203	17,812	17,424
Income before income taxes	147,297	147,370	135,896

Provision for income taxes	41,288	38,368	35,557
Net income	$106,009	$109,002	$100,339

Net income per share:
Basic	$2.08	$2.13	$1.96
Diluted	$2.07	$2.11	$1.94
Shares used in per share computations:
Basic	50,904	51,129	51,152
Diluted	51,244	51,569	51,635

Cash dividends declared per common share	$1.20	$1.12	$1.04

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Years
(In thousands)	2025	2024	2023
Net income	$106,009	$109,002	$100,339
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0, $0, and $0, respectively	1,501	(814)	610
Comprehensive income	$107,510	$108,188	$100,949

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)	January 2, 2026	January 3, 2025
Assets
Current assets:
Cash and cash equivalents	$221,930	$258,901
Accounts receivable, net of allowance for contract losses and doubtful accounts of $ 7,478 and $6,141, respectively	181,507	161,407
Prepaid expenses and other current assets	24,143	26,573
Total current assets	427,580	446,881

Property, equipment and leasehold improvements, net	71,981	73,007
Operating lease right-of-use assets	73,376	75,248
Goodwill	8,607	8,607
Deferred income taxes	67,075	57,127
Deferred compensation plan assets	123,454	110,259
Other assets	5,446	6,141
Total assets	$777,519	$777,270

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$30,942	$22,136
Accrued payroll and employee benefits	121,302	119,285
Deferred revenues	18,868	16,369
Operating lease liabilities	6,890	5,393
Total current liabilities	178,002	163,183

Other liabilities	4,587	4,289
Deferred compensation plan liabilities	128,645	112,646
Operating lease liabilities	75,944	76,084
Total liabilities	$387,178	$356,202

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued	66	66
Additional paid-in capital	369,747	345,689
Accumulated other comprehensive income (loss)
Foreign currency translation adjustments	(2,290)	(3,791)
Retained earnings	668,423	624,151
Treasury stock, at cost: 16,087 and 14,893 shares held, respectively	(645,605)	(545,047)
Total stockholders’ equity	390,341	421,068
Total liabilities and stockholders’ equity	$777,519	$777,270

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other com-
	Common Stock		paid-in	prehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at December 30, 2022	65,707	$66	$301,002	$(3,587)	$528,810	15,064	$(505,539)	$320,752
Employee stock purchase plan	—	—	1,840	—	—	(24)	244	2,084
Exercise of stock options	—	—	22			(8)	78	100
Amortization of unrecognized stock-based compensation	—	—	9,912	—	—	—	—	9,912
Purchase of treasury shares	—	—	—	—	—	288	(24,208)	(24,208)
Foreign currency translation adjustments	—	—	—	610	—	—	—	610
Grant of restricted stock units to settle accrued bonus	—	—	10,496	—	—	—	—	10,496
Settlement of restricted stock units	—	—	(1,824)	—	(1,009)	(186)	(7,109)	(9,942)
Dividends and dividend equivalent rights	—	—	0	—	(54,058)	—	—	(54,058)
Net income	—	—	—	—	100,339	—	—	100,339
Balance at December 29, 2023	65,707	$66	$321,448	$(2,977)	$574,082	15,134	$(536,534)	$356,085
Employee stock purchase plan	—	—	1,627	—	—	(21)	212	1,839
Exercise of stock options	—	—	2,633			(124)	1,264	3,897
Amortization of unrecognized stock-based compensation	—	—	11,057	—	—	—	—	11,057
Purchase of treasury shares	—	—	—	—	—	74	(5,710)	(5,710)
Foreign currency translation adjustments	—	—	—	(814)	—	—	—	(814)
Grant of restricted stock units to settle accrued bonus	—	—	10,846	—	—	—	—	10,846
Settlement of restricted stock units	—	—	(1,922)	—	(719)	(170)	(4,279)	(6,920)
Dividends and dividend equivalent rights	—	—	—	—	(58,214)	—	—	(58,214)
Net income	—	—	—	—	109,002	—	—	109,002
Balance at January 3, 2025	65,707	$66	$345,689	$(3,791)	$624,151	14,893	$(545,047)	$421,068
Employee stock purchase plan	—	—	1,157	—	—	(20)	229	1,386
Exercise of stock options	—	—	534			(38)	452	986
Amortization of unrecognized stock-based compensation	—	—	11,771	—	—	—	—	11,771
Purchase of treasury shares	—	—	—	—	—	1,354	(97,807)	(97,807)
Excise tax on treasury share purchases	—	—	—	—	—	—	(849)	(849)
Foreign currency translation adjustments	—	—	—	1,501	—	—	—	1,501
Grant of restricted stock units to settle accrued bonus	—	—	12,179	—	—	—	—	12,179
Settlement of restricted stock units	—	—	(1,583)	—	—	(102)	(2,583)	(4,166)
Dividends and dividend equivalent rights	—	—	—	—	(61,737)	—	—	(61,737)
Net income	—	—	—	—	106,009	—	—	106,009
Balance at January 2, 2026	65,707	$66	$369,747	$(2,290)	$668,423	16,087	$(645,605)	$390,341

See accompanying notes to the Consolidated Financial Statements.

Exponent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$106,009	$109,002	$100,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	10,083	9,689	8,916
Provision for contract losses and doubtful accounts	2,988	4,450	3,225
Stock-based compensation	23,795	23,239	20,357
Deferred income tax provision	(9,948)	(3,303)	85
Changes in operating assets and liabilities:
Accounts receivable	(23,088)	1,503	(471)
Prepaid expenses and other current assets	7,678	1,798	(6,669)
Change in operating leases	3,229	2,568	(152)
Accounts payable and accrued liabilities	7,678	436	(5,055)
Accrued payroll and employee benefits	807	495	3,902
Deferred revenues	2,499	(5,340)	2,875
Net cash provided by operating activities	131,730	144,537	127,352

Cash flows from investing activities:
Capital expenditures	(9,390)	(6,939)	(16,356)
Net cash used in investing activities	(9,390)	(6,939)	(16,356)

Cash flows from financing activities:
Payroll taxes for restricted stock units	(4,166)	(6,920)	(9,942)
Repurchase of common stock	(97,095)	(5,710)	(24,208)
Exercise of stock-based payment awards	2,372	5,736	2,184
Dividends and dividend equivalent rights	(61,539)	(58,214)	(54,043)
Net cash used in financing activities	(160,428)	(65,108)	(86,009)

Effect of foreign currency exchange rates on cash and cash equivalents	1,117	(739)	705
Net change in cash and cash equivalents	(36,971)	71,751	25,692
Cash and cash equivalents at beginning of year	258,901	187,150	161,458
Cash and cash equivalents at end of year	$221,930	$258,901	$187,150

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

The Company operates on a 52-53 week fiscal year with each year ending on the Friday closest to December 31st. Fiscal period 2025 included 52 weeks of activity and ended on January 2, 2026. Fiscal period 2024 included 53 weeks of activity and ended on January 3, 2025. Fiscal period 2023 included 52 weeks of activity and ended on December 29, 2023. Fiscal period 2026 is 52 weeks and will end on January 1, 2027.

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

Foreign Currency Translation

The Company translates the assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recognized impairment losses on any long-lived assets in 2025, 2024 or 2023.

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

The Company completed its annual assessment for all reporting units with goodwill for 2025 and determined, after assessing the totality of the qualitative factors, that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying amount. Accordingly, there was no indication of impairment of goodwill for any of the Company’s reporting units and the quantitative goodwill impairment test was not performed. The Company did not recognize any goodwill impairment losses in 2025, 2024 or 2023.

Deferred Revenues

Deferred revenues represent amounts billed to clients in advance of services provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at January 2, 2026 and January 3, 2025.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

	Fiscal Years
(In thousands)	2025	2024	2023
Shares used in basic per share computation	50,904	51,129	51,152
Effect of dilutive common stock options outstanding	78	166	188
Effect of unvested restricted stock units outstanding	262	274	295
Shares used in diluted per share computation	51,244	51,569	51,635

Common stock options to purchase 175,833, 30,000 and 59,459 shares were excluded from the diluted per share calculation for 2025, 2024 and 2023, respectively, due to their anti-dilutive effect.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for annual reporting periods beginning after December 15, 2024. The Company adopted the standard on a prospective basis on January 4, 2025. While the standard requires additional disclosures related to the Company’s income taxes, the standard did not have any impact on the Company’s consolidated operating results, financial condition or cash flows. See Note 7, Income Taxes.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (subtopic 220-40), which requires disclosure of disaggregation of certain relevant expenses included in the statements of operations on an annual and interim basis. ASU 2024-03 will be effective for our annual periods beginning January 2, 2027 and interim periods beginning January 1, 2028. The amendments must be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the effects of adoption on our consolidated financial statements.

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

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Fiscal Years
	2025	2024	2023
Engineering & Other Scientific	64%	64%	63%
Environmental and Health	14%	15%	15%
Total time and materials revenues	78%	79%	78%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Fiscal Years
	2025	2024	2023
Engineering & Other Scientific	21%	20%	20%
Environmental and Health	1%	1%	2%
Total fixed price revenues	22%	21%	22%

Deferred revenues represent amounts billed to clients in advance of services provided. During 2025, $9,729,000 of revenues were recognized that were included in the deferred revenue balance at January 3, 2025. During 2024, $14,173,000 of revenues were recognized that were included in the deferred revenue balance at December 29, 2023. During 2023, $14,463,000 of revenues were recognized that were included in the deferred revenue balance at December 30, 2022.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third-party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any service fee associated with reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for and not control the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $14,289,000, $10,970,000 and $12,268,000 during 2025, 2024 and 2023, respectively.

Note 3: Cash and cash equivalents

Cash and cash equivalents consisted of the following as of January 2, 2026:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$161,760	$—	$—	$161,760

Cash equivalents:
Money market securities	60,170	—	—	60,170
Total cash equivalents	60,170	—	—	60,170
Total cash and cash equivalents	$221,930	$—	$—	$221,930

Cash and cash equivalents consisted of the following as of January 3, 2025:

				Estimated
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Cash	$201,352	$—	$—	$201,352

Cash equivalents:
Money market securities	57,549	—	—	57,549
Total cash equivalents	57,549	—	—	57,549
Total cash and cash equivalents	$258,901	$—	$—	$258,901

Note 4: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There have been no transfers between fair value measurement levels during 2025, 2024 and 2023. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at January 2, 2026:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$60,170	$60,170	$—	$—

Fixed income trading securities held in deferred compensation plan (2)	45,332	45,332	—	—

Equity trading securities held in deferred compensation plan (2)	94,183	94,183	—	—

Total	$199,685	$199,685	$—	$—

Liabilities
Deferred compensation plan (3)	144,706	144,706	—	—

Total	$144,706	$144,706	$—	$—

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

Fixed income and equity trading securities as of January 2, 2026 and January 3, 2025 represent mutual funds held in the Company’s deferred compensation plan. See Note 11 for additional information about the Company’s deferred compensation plan.

The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at January 2, 2026, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at January 2, 2026 approximates their carrying value as reported on the consolidated balance sheet.

There were no other-than-temporary impairments or credit losses related to available-for-sale securities during 2025, 2024 and 2023.

Note 5: Property, Equipment and Leasehold Improvements

	Fiscal Years
(In thousands)	2025	2024
Property:
Land	$18,339	$18,339
Buildings	70,416	70,416
Construction in progress	2,395	219
Equipment:
Machinery and equipment	62,187	57,041
Office furniture and equipment	14,356	13,749
Leasehold improvements	26,360	25,445
	194,053	185,209
Less accumulated depreciation and amortization	122,072	112,202
Property, equipment and leasehold improvements, net	$71,981	$73,007

Depreciation and amortization for 2025, 2024 and 2023 was $10,083,000, $9,689,000 and $8,916,000, respectively.

Note 6: Other Significant Balance Sheet Components

Account receivable, net

	Fiscal Years
(In thousands)	2025	2024
Billed accounts receivable	$134,700	$117,503
Unbilled accounts receivable	54,285	50,045
Allowance for contract losses and doubtful accounts	(7,478)	(6,141)
Total accounts receivable, net	$181,507	$161,407

Accounts payable and accrued liabilities

	Fiscal Years
(In thousands)	2025	2024
Accounts payable	$6,874	$5,272
Accrued liabilities	24,068	16,864
Total accounts payable and other accrued liabilities	$30,942	$22,136

Accrued payroll and employee benefits

	Fiscal Years
(In thousands)	2025	2024
Accrued bonuses payable	$75,858	$76,844
Accrued 401(k) contributions	11,549	10,807
Accrued vacation	15,696	14,433
Deferred compensation plan	16,061	14,976
Other accrued payroll and employee benefits	2,138	2,225
Total accrued payroll and employee benefits	$121,302	$119,285

Other accrued payroll and employee benefits consist primarily of accrued wages, payroll taxes and disability insurance programs. A portion of accrued bonuses payable will be settled by issuing fully vested restricted stock units. See Note 9 and Note 16 for additional information.

Note 7: Income Taxes

Income before income taxes for 2025, 2024 and 2023 consisted of the following:

	Fiscal Years
(In thousands)	2025	2024	2023
Domestic	$137,082	$134,235	$125,543
Foreign	10,215	13,135	10,353
Income before income taxes	$147,297	$147,370	$135,896

Total income tax expense for 2025, 2024 and 2023 consisted of the following:

	Fiscal Years
(In thousands)	2025	2024	2023
Current
Federal	$36,471	$28,237	$23,193
Foreign	2,245	3,041	2,254
State	12,520	10,393	10,025
	51,236	41,671	35,472
Deferred
Federal	(7,635)	(2,665)	(775)
State	(2,313)	(638)	860
	(9,948)	(3,303)	85
Total	$41,288	$38,368	$35,557

The Company's effective tax rate differs from the statutory federal tax rate of 21% as shown in the following schedule for the year ended January 2, 2026:

(In thousands, except for percentages)	Amount	Percent
U.S. federal statutory tax rate	$30,932	21.0%
State and local taxes, net of federal income tax effect	8,096	5.5%
Foreign tax effects	(224)	-0.2%
Nontaxable or nondeductible items
Officer compensation	1,016	0.7%
Other	601	0.4%
Shortfall from equity incentive plans	205	0.1%
Changes in unrecognized tax benefits	631	0.5%
Others	31	—
Total	$41,288	28.0%

For the year ended January 2, 2026, state and local income taxes in California and Massachusetts comprise the majority of the state and local income taxes, net of federal income tax effect category.

The Company's effective tax rate differs from the statutory federal tax rate of 21% as shown in the following schedule for the years ended January 3, 2025 and December 29, 2023:

	Fiscal Years
(In thousands)	2024	2023
Tax at federal statutory rate	$30,948	$28,538
State taxes, net of federal benefit	7,699	8,587
Non-deductible officer compensation	1,787	870
Non-deductible expenses	427	456
Non-deductible stock-based compensation	14	12
Excess tax benefit from equity incentive plans	(2,239)	(2,844)
Difference between statutory rate and foreign effective tax rate	(194)	(264)
Other	(74)	202
Tax expense	$38,368	$35,557

Effective tax rate	26.0%	26.2%

Cash paid for income taxes, net of refunds, during the year ended January 2, 2026 was as follows:

(In thousands)
Federal	$34,634
Foreign	1,989
State
California	5,681
Massachusetts	971
Others	4,720
Total cash paid for income taxes, net of refunds	$47,995

Cash paid for income taxes, net of refunds, during the years ended January 3, 2025 and December 29, 2023 was $39,723,000 and $38,944,000, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 2, 2026 and January 3, 2025 are presented in the following schedule:

	Fiscal Years
(In thousands)	2025	2024
Deferred tax assets:
Accrued liabilities and allowances	$26,126	$22,831
Deferred compensation plan	48,968	43,222
Operating leases	23,077	22,782
Total deferred tax assets	$98,171	$88,835

Deferred tax liabilities:
State taxes	$(2,548)	$(2,310)
Deductible goodwill	(2,057)	(2,065)
Operating leases	(23,077)	(22,782)
Unrealized gain of deferred compensation plan assets	(2,670)	(3,319)
Property, equipment and leasehold improvements	(744)	(1,232)
Total deferred tax liabilities	(31,096)	(31,708)
Net deferred tax assets	$67,075	$57,127

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock award activity. The net reduction in taxes otherwise payable arising from that deduction has been recorded as an income tax benefit. For 2025, the Company realized a negative tax impact associated with stock-based awards of $254,000 as compared to positive tax benefits of $2,793,000 and $3,620,000 for 2024 and 2023, respectively.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, California and various other state and foreign jurisdictions. The Company is no longer subject to United States federal income tax examination for years prior to 2022. The Company is no longer subject to California franchise tax examinations for years prior to 2021. With few exceptions, the Company is no longer subject to state and local or non-United States income tax examination by tax authorities for years prior to 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance at December 29, 2023	$2,145
Additions based on tax positions related to the current year	651
Reductions due to lapse of statute of limitations	(369)
Balance at January 3, 2025	$2,427
Additions based on tax positions related to the current year	1,050
Reductions due to lapse of statute of limitations	(419)
Balance at January 2, 2026	$3,058

Unrecognized tax benefits are included in other liabilities in the accompanying consolidated balance sheets. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate by $2,416,000 in a future period.

Note 8: Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at January 2, 2026 and January 3, 2025.

Dividends

The Company declared and paid cash dividends per share of common stock during the periods presented as follows:

	Fiscal Year
	2025
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.300	$15,246
Second Quarter	$0.300	15,215
Third Quarter	$0.300	15,070
Fourth Quarter	$0.300	14,887
		$60,418

	Fiscal Year
	2024
	Dividends	Amount
	Per Share	(in thousands)
First Quarter	$0.280	$14,159
Second Quarter	$0.280	14,193
Third Quarter	$0.280	14,212
Fourth Quarter	$0.280	14,226
		$56,790

Treasury Stock

Net losses related to the re-issuance of treasury stock to settle restricted stock unit and stock option awards of $0, $720,000 and $1,009,000 were recorded as a reduction to retained earnings during 2025, 2024 and 2023, respectively.

Repurchase of Common Stock

The Company repurchased 1,354,000 shares of its common stock for $97,807,000 during 2025. The Company repurchased 74,000 shares of its common stock for $5,710,000 during 2024. The Company repurchased 288,000 shares of its common stock for $24,208,000 during 2023. On October 30, 2025, the Board of Directors authorized $100,000,000 for the repurchase of the Company's common stock. On February 1, 2024, the Board of Directors authorized $61,600,000 for the repurchase of the Company’s common stock. On February 22, 2022, the Board of Directors authorized $150,000,000 for the repurchase of the Company’s common stock. These repurchase programs have no expiration dates. As of January 2, 2026, the Company had remaining authorization under its stock repurchase plan of $96,483,000 to repurchase shares of common stock.

Note 9: Stock-Based Compensation

On May 29, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan and the 2008 Employee Stock Purchase Plan (“ESPP”). The 2008 Equity Incentive Plan and ESPP were previously adopted by the Company’s Board of Directors on April 8, 2008, subject to stockholder approval.

The 2008 Equity Incentive Plan allows for the award of stock options, stock awards (including stock units, stock grants and stock appreciation rights or other similar equity awards) and cash awards to officers, employees, consultants and non-employee members of the Board of Directors. The total number of shares reserved for issuance under the 2008 Equity Incentive Plan was 13,336,300 shares of common stock, subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company. As of January 2, 2026, 1,979,405 shares were available for grant under the 2008 Equity Incentive Plan.

The ESPP allows for officers and employees to purchase common stock through payroll deductions of up to 15% of a participant’s eligible compensation. Shares of common stock are purchased under the ESPP at 95% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustment resulting from a stock split or the payment of a stock dividend or any other increase or decrease in the number of issued shares of the Company’s stock effected without receipt of consideration by the Company, the total number of shares reserved for issuance under the ESPP was 1,200,000 shares of common stock. As of January 2, 2026, 255,425 shares were available for grant. Weighted average purchase prices for shares sold under the ESPP plan in 2025, 2024 and 2023 were $69.65, $88.70 and $87.12, respectively.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. For 2025, 2024 and 2023, the Company recorded stock-based compensation expense associated with accrued bonus awards of $12,023,000, $12,182,000 and $10,445,000, respectively.

The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $10,458,000, $9,634,000 and $8,831,000 during 2025, 2024 and 2023, respectively. The total fair value of restricted stock unit awards vested during 2025, 2024 and 2023 was $18,416,000, $21,286,000 and $25,277,000, respectively. The weighted-average grant date fair values of restricted stock unit awards granted during 2025, 2024 and 2023 were $82.48, $79.59 and $99.47, respectively.

The number of unvested restricted stock unit awards outstanding as of January 2, 2026 is as follows (1):

	Number of awards outstanding	Weighted- average grant date fair value	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands) (2)
Balance at January 3, 2025	413,296	$91.43
Awards granted	311,549	82.48
Awards vested	(223,386)	88.12
Awards forfeited	(13,406)	87.54

Balance at January 2, 2026	488,053	$87.34	1.9	$34,237

(1)
Does not include employee stock purchase plans or stock option plans.
(2)
The intrinsic value is calculated as the market value as of the end of the fiscal period. As reporte1d by the NASDAQ Global Select Market, the market value as of January 2, 2026 was $70.15.

Stock Options

The Company currently grants stock options under the 2008 Equity Incentive Plan. Options are granted for terms of 10 years and generally vest ratably over a four-year period from the grant date. In the case of retirement at 59 ½ years or older, all unvested stock options will continue to vest provided the holder of each option does all consulting work through the Company and does not become an employee for a past or present client, beneficial party, or competitor of the Company. The Company grants options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. All stock options have DER, which entitle holders of stock options to the same dividend value per share as holders of common stock. DER are subject to the same vesting terms as the corresponding stock options. DER are accumulated and paid in cash when the underlying stock options vest and are forfeited if the underlying stock options do not vest. During 2025, 2024 and 2023, the Company recorded stock-based compensation expense of $1,314,000, $1,423,000 and $1,081,000, respectively, associated with stock options.

Option activity is as follows (1):

	Number of shares outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Exercisable at January 3, 2025	379,029	$61.11
Options granted	35,000	85.50
Options forfeited and expired	—	—
Options exercised	(38,044)	25.92

Balance at January 2, 2026	375,985	$66.94	4.63	$4,927

Exercisable at January 2, 2026	286,281	$60.92	3.53	$4,927

(1)
Does not include restricted stock or employee stock purchase plans.

The total intrinsic value of options exercised during 2025, 2024 and 2023 was $1,796,000, $8,410,000 and $742,000, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended January 2, 2026, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 2, 2026. This amount changes based on the fair-value of the Company’s stock.

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

The assumptions used to value option grants for 2025, 2024 and 2023 are as follows:

	Stock Option Plan
	Fiscal Years
	2025	2024	2023
Expected term (in years)	5.8	5.7	5.8
Risk-free interest rate	4.39%	4.26%	3.99%
Volatility	31%	30%	29%
Dividend yield	0%	0%	0%

The weighted-average grant date fair value of options granted during 2025, 2024 and 2023 were $32.31, $28.36 and $38.29, respectively.

The amount of stock-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of income for 2025, 2024 and 2023 is as follows:

	Fiscal Years
(In thousands)	2025	2024	2023
Compensation and related expenses:
Restricted stock units	$21,727	$21,086	$18,542
Stock option grants	1,314	1,423	1,081
Sub-total	23,041	22,509	19,623

General and administrative expenses:
Restricted stock units	754	730	734
Sub-total	754	730	734
Total stock-based compensation expense	$23,795	$23,239	$20,357

Income tax benefit	$(254)	$2,793	$3,620

As of January 2, 2026, there was $14,693,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.5 years, related to unvested restricted stock unit awards and $1,170,000 of unrecognized compensation cost, expected to be recognized over a weighted average period of 2.0 years, related to unvested stock options.

Note 10: Retirement Plans

The Company provides a defined contribution retirement plan for its employees whereby the Company contributes to each eligible employee’s account 7% of the employee’s eligible salary. The employee does not need to make a contribution to the plan to be eligible for the Company’s 7% contribution. To be eligible under the plan, an employee must be at least 21 years of age and be either a full-time or part-time salaried employee. The 7% Company contribution will vest 20% per year for the first five years of employment and then immediately thereafter. These contributions are made to the 401(k) plan up to the statutory maximum. Any portion of the 7% contribution in excess of the statutory maximum is made to the Company’s nonqualified deferred compensation plan. The Company’s expenses related to this plan were $12,332,000, $11,704,000 and $11,867,000 in 2025, 2024 and 2023, respectively.

Note 11: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of January 2, 2026 and January 3, 2025, invested amounts under the plans totaled $139,515,000 and $127,837,000, respectively. These assets are classified as trading securities and are recorded at fair market value with changes recorded as adjustments to miscellaneous income, net.

As of January 2, 2026 and January 3, 2025, vested amounts due under the plans totaled $144,706,000 and $127,622,000, respectively. Changes in the liability are recorded as adjustments to compensation and related expense. During 2025, 2024 and 2023, the Company recognized compensation expense of $17,363,000, $14,928,000 and $14,315,000, respectively, as a result of changes in the market value of the trust assets with the same amount being recorded as other income, net.

Note 12: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s consolidated balance sheet. The Company does not have any finance leases as of January 2, 2026.

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

The Company leases office, laboratory, and storage space in 12 states and the District of Columbia, as well as in China, Hong Kong, Switzerland and the United Kingdom. Leases for these office, laboratory, and storage facilities have terms generally ranging between one and 10 years. Some of these leases include options to extend or terminate the lease, none of which are currently included in the lease term as the Company has determined that exercise of these options is not reasonably certain.

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the State of Arizona under an agreement that expires in January of 2043 that includes an option to renew for one fifteen-year period.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The components of lease expense included in other operating expenses on the consolidated statements of income were as follows:

	Fiscal Years
(In thousands)	2025	2024	2023
Operating lease cost	$12,438	$11,061	$7,732
Variable lease cost	1,448	1,425	1,635
Short-term lease cost	1,395	1,345	1,174

Supplemental cash flow information related to operating leases was as follows:

	Fiscal Years
(In thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$8,094	$7,559	$7,249

Supplemental balance sheet information related to operating leases was as follows:

	Fiscal Years
	2025	2024	2023
Weighted Average Remaining Lease Term	13.0 years	13.7 years	6.1 years
Weighted Average Discount Rate	6.3%	6.3%	5.1%

Maturities of operating lease liabilities as of January 2, 2026:

Operating
(In thousands)	Leases
2026	9,409
2027	8,181
2028	10,913
2029	9,604
2030	9,097
Thereafter	80,132
Total lease payments	$127,336
Less imputed interest	44,502
Total lease liability	$82,834

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

Note 14: Miscellaneous Income, Net

Miscellaneous income, net, consisted of the following:

	Fiscal Years
(In thousands)	2025	2024	2023
Rental income	$997	$2,853	$3,371
Gain on deferred compensation investments	17,363	14,928	14,315
Loss on foreign exchange	(158)	(14)	(259)
Other	1	45	(3)
Total	$18,203	$17,812	$17,424

Note 15: Industry and Client Concentration Risk

The Company serves clients in various segments of the economy. During 2025, the Company provided services representing approximately 21%, 20%, 16% and 11% of revenues to clients in the consumer products industry, energy and utilities industries, the transportation industry and the chemical industry, respectively.

No single client comprised more than 10% of the Company’s revenues during 2025, 2024 or 2023.

Note 16: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Fiscal Years
(In thousands)	2025	2024	2023
Non-cash investing and financing activities:
Vested stock unit awards granted to settle accrued bonus	12,179	10,846	10,496
Right-of-use asset obtained in exchange for operating lease obligation	4,742	58,032	15,749
Leasehold improvements obtained in exchange for right-of-use asset	-	-	3,219
Accrual for capital expenditures	242	575	137

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

Segment information is presented for selected data from the statements of income and statements of cash flows for 2025, 2024 and 2023. Segment information for selected data from the balance sheets is presented for the fiscal years ended January 2, 2026 and January 3, 2025. The Company’s CEO, the chief operating decision maker, does not review total assets in her evaluation of segment performance and capital allocation.

Revenues

	Fiscal Years
(In thousands)	2025	2024	2023
Engineering and Other Scientific	$493,893	$469,544	$446,888
Environmental and Health	88,121	88,970	89,878
Total revenues	$582,014	$558,514	$536,766

Compensation and related expenses

	Fiscal Years
(In thousands)	2025	2024	2023
Engineering and Other Scientific	$230,326	$223,395	$215,650
Environmental and Health	47,767	47,600	48,619

Total segment compensation and related expenses	278,093	270,995	264,269

Corporate compensation and related expenses	63,901	59,016	55,617
Total compensation and related expenses	$341,994	$330,011	$319,886

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

Operating Income

	Fiscal Years
(In thousands)	2025	2024	2023
Engineering and Other Scientific	$173,625	$164,883	$153,918
Environmental and Health	30,558	29,995	28,432

Total segment operating income	204,183	194,878	182,350

Corporate operating expense	(84,396)	(75,321)	(71,028)
Total operating income	$119,787	$119,557	$111,322

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

Capital Expenditures

	Fiscal Years
(In thousands)	2025	2024	2023
Engineering and Other Scientific	$5,341	$3,257	$3,895
Environmental and Health	238	77	170

Total segment capital expenditures	5,579	3,334	4,065

Corporate capital expenditures	3,478	4,043	14,630
Total capital expenditures	$9,057	$7,377	$18,695

Certain capital expenditures associated with the Company's corporate cost centers and the related depreciation are excluded from the Company's segment information.

Depreciation and Amortization

	Fiscal Years
(In thousands)	2025	2024	2023
Engineering and Other Scientific	$7,344	$6,833	$6,087
Environmental and Health	201	206	213

Total segment depreciation and amortization	7,545	7,039	6,300

Corporate depreciation and amortization	2,538	2,650	2,616
Total depreciation and amortization	$10,083	$9,689	$8,916

Information regarding the Company’s operations in different geographical areas:

Property, Equipment and Leasehold Improvements, net

	Fiscal Years
(In thousands)	2025	2024
United States	$71,135	$72,418
Foreign Countries	846	589
Total	$71,981	$73,007

Revenues (1)

	Fiscal Years
(In thousands)	2025	2024	2023
United States	$520,591	$493,067	$470,078
Foreign Countries	61,423	65,447	66,688
Total	$582,014	$558,514	$536,766

(1)
Geographic revenues are allocated based on the location of the client.

Below is a breakdown of goodwill, reported by segment as of January 2, 2026 and January 3, 2025:

(In thousands)	Environmental and Health	Engineering and Other Scientific	Total
Goodwill	$8,099	$508	$8,607

There were no changes in the carrying amount of goodwill for 2025, 2024 and 2023. There were no goodwill impairments or gains or losses on disposals for any portion of the Company’s reporting units during 2025, 2024, and 2023.

Note 18: Subsequent Events

On February 5, 2026, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.31 per share to be paid on March 20, 2026 to all common stockholders of record as of March 6, 2026.

Schedule II

Valuation and Qualifying Accounts

		Additions		Deletions (1)
(In thousands)	Balance at Beginning of Year	Provision Charged to Expense	Provision Charged to Revenues	Accounts Written- off Net of Recoveries	Balance at End of Year
Year Ended January 2, 2026
Allowance for bad debt	$1,351	$808	$—	$(290)	$1,869
Allowance for contract losses	$4,790	$—	$2,180	$(1,361)	$5,609

Year Ended January 3, 2025
Allowance for bad debt	$1,162	$993	$—	$(804)	$1,351
Allowance for contract losses	$4,119	$—	$3,457	$(2,786)	$4,790

Year Ended December 29, 2023
Allowance for bad debt	$1,239	$856	$—	$(933)	$1,162
Allowance for contract losses	$4,954	$—	$2,368	$(3,203)	$4,119

(1)
Balance includes currency translation adjustments.

Recoveries of accounts receivable previously written off were $176,000, $74,000 and $181,000 for 2025, 2024 and 2023, respectively.

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

3.1(ii)

Certificate of Amendment of Restated Certificate of Incorporation dated January 30, 1998 (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2025).

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

*10.17	Executive Compensation Clawback Policy (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2016).

*10.18	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A on April 18, 2017).

*10.19	Exponent, Inc. Amended and Restated 2008 Employee Stock Purchase Plan (filed as Appendix B to the Company’s Schedule 14A on April 18, 2017).

*10.20	Exponent, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Appendix A to the Company’s Schedule 14A on April 22, 2024).

10.21	Notice of Election to Extend Lease between the Company and the Arizona State Land Department (incorporated by reference from the Company's Current Report on Form 8-k as filed on Jun 24, 2024)

19.1	Insider Trading Policy

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97.01	Exponent, Inc. Incentive Compensation Recovery Policy (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2025)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Indicates management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPONENT, INC.
(Registrant)

Date: February 27, 2026	By:	/s/ Richard L. Schlenker, Jr.
Richard L. Schlenker, Jr., Executive Vice President,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Catherine Ford Corrigan	Chief Executive Officer and Director	February 27, 2026
Catherine Ford Corrigan, Ph.D.	(Principal Executive Officer)

/s/ Richard L. Schlenker, Jr.	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 27, 2026
Richard L. Schlenker, Jr.

/s/ Paul R. Johnston	Chairman of the Board of Directors	February 27, 2026
Paul R. Johnston, Ph.D.

/s/ George Brown	Director	February 27, 2026
George Brown

/s/ Carol Lindstrom	Director	February 27, 2026
Carol Lindstrom

/s/ Karen Richardson	Director	February 27, 2026
Karen Richardson

/s/ Debra L. Zumwalt	Director	February 27, 2026
Debra L. Zumwalt