Form 10-Q
period 2026-04-03
EXPONENT INC
filed 2026-05-08
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2026

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

As of May 1, 2026, the latest practicable date, the registrant had 48,511,629 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

April 3, 2026 and January 2, 2026

(unaudited)

(In thousands, except par value)	April 3, 2026	January 2, 2026
Assets
Current assets:
Cash and cash equivalents	$118,553	$221,930
Accounts receivable, net of allowance for contract losses and doubtful accounts of $6,830 and $7,478 at April 3, 2026 and January 2, 2026, respectively	197,336	181,507
Prepaid expenses and other current assets	24,999	24,143
Total current assets	340,888	427,580

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $124,443 and $122,072 at April 3, 2026 and January 2, 2026, respectively	71,875	71,981
Operating lease right-of-use assets	70,451	73,376
Goodwill	8,607	8,607
Deferred income taxes	63,911	67,075
Deferred compensation plan assets	126,511	123,454
Other assets	5,138	5,446
Total assets	$687,381	$777,519

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$37,354	$30,942
Accrued payroll and employee benefits	82,561	121,302
Deferred revenues	15,568	18,868
Operating lease liabilities	6,715	6,890
Total current liabilities	142,198	178,002

Other liabilities	4,311	4,587
Deferred compensation plan liabilities	128,212	128,645
Operating lease liabilities	74,323	75,944
Total liabilities	349,044	387,178
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at April 3, 2026 and January 2, 2026, respectively	66	66
Additional paid-in capital	386,329	369,747
Accumulated other comprehensive loss
Foreign currency translation adjustments	(2,571)	(2,290)
Retained earnings	682,013	668,423
Treasury stock, at cost; 17,092 and 16,087 shares held at April 3, 2026 and January 2, 2026, respectively	(727,500)	(645,605)
Total stockholders’ equity	338,337	390,341
Total liabilities and stockholders’ equity	$687,381	$777,519

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three Months Ended April 3, 2026 and April 4, 2025

(unaudited)

	Three Months Ended
(In thousands, except per share data)	April 3, 2026	April 4, 2025
Revenues:
Revenues before reimbursements	$151,817	$137,437
Reimbursements	14,486	8,070
Revenues	166,303	145,507
Operating expenses:
Compensation and related expenses	91,409	75,903
Other operating expenses	12,825	12,095
Reimbursable expenses	14,486	8,070
General and administrative expenses	6,204	5,007
Total operating expenses	124,924	101,075
Operating income	41,379	44,432
Other income, net:
Interest income, net	1,718	2,714
Miscellaneous loss, net	(758)	(9,386)
Total other income (loss), net	960	(6,672)
Income before income taxes	42,339	37,760
Income taxes	12,770	11,110
Net income	$29,569	$26,650
Net income per share:
Basic	$0.59	$0.52
Diluted	$0.59	$0.52
Shares used in per share computations:
Basic	49,790	51,283
Diluted	50,119	51,650
Cash dividends declared per common share	$0.31	$0.30

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended April 3, 2026 and April 4, 2025

(unaudited)

	Three Months Ended
(In thousands)	April 3, 2026	April 4, 2025
Net income	$29,569	$26,650
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(281)	946
Comprehensive income	$29,288	$27,596

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended April 3, 2026 and April 4, 2025

(unaudited)

	Three Months Ended April 3, 2026
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	loss	earnings	Shares	Amount	Total
Balance at January 2, 2026	65,707	$66	$369,747	$(2,290)	$668,423	16,087	$(645,605)	$390,341
Employee stock purchase plan	-	-	249	-	-	(5)	58	307
Amortization of unrecognized stock-based compensation	-	-	5,087	-	-	-	-	5,087
Purchase of treasury shares	-	-	-	-	-	1,157	(79,445)	(79,445)
Foreign currency translation adjustments	-	-	-	(281)	-	-	-	(281)
Grant of restricted stock units to settle accrued bonus	-	-	13,381	-	-	-	-	13,381
Settlement of restricted stock units	-	-	(2,391)	-	-	(129)	(2,722)	(5,113)
Exercise of stock options	-	-	256			(18)	214	470
Dividends and dividend equivalent rights	-	-	-	-	(15,979)	-	-	(15,979)
Net income	-	-	-	-	29,569	-	-	29,569
Balance at April 3, 2026	65,707	$66	$386,329	$(2,571)	$682,013	17,092	$(727,500)	$338,337

	Three Months Ended April 4, 2025
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 3, 2025	65,707	$66	$345,689	$(3,791)	$624,151	14,893	$(545,047)	$421,068
Employee stock purchase plan	-	-	326	-	-	(5)	58	384
Amortization of unrecognized stock-based compensation	-	-	5,028	-	-	-	-	5,028
Purchase of treasury shares	-	-	-	-	-	65	(5,000)	(5,000)
Foreign currency translation adjustments	-	-	-	946	-	-	-	946
Grant of restricted stock units to settle accrued bonus	-	-	12,179	-	-	-	-	12,179
Settlement of restricted stock units	-	-	(1,499)	-	-	(95)	(2,667)	(4,166)
Exercise of stock options	-	-	53			(5)	47	100
Dividends and dividend equivalent rights	-	-	-	-	(15,781)	-	-	(15,781)
Net income	-	-	-	-	26,650	-	-	26,650
Balance at April 4, 2025	65,707	$66	$361,776	$(2,845)	$635,020	$14,853	$(552,609)	$441,408

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 3, 2026 and April 4, 2025

(unaudited)

	Three Months Ended
(In thousands)	April 3, 2026	April 4, 2025
Cash flows from operating activities:
Net income	$29,569	$26,650
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,515	2,492
Provision for contract losses and doubtful accounts	268	256
Stock-based compensation	9,058	8,179
Deferred income tax provision	3,164	(3,226)
Changes in operating assets and liabilities:
Accounts receivable	(16,097)	(5,637)
Prepaid expenses and other current assets	(4,755)	(3,331)
Change in operating leases	1,129	454
Accounts payable and accrued liabilities	6,100	11,595
Accrued payroll and employee benefits	(28,626)	(27,571)
Deferred revenues	(3,300)	(2,587)
Net cash (used in) provided by operating activities	(975)	7,274
Cash flows from investing activities:
Capital expenditures	(2,453)	(1,754)
Net cash used in investing activities	(2,453)	(1,754)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(5,113)	(4,166)
Repurchase of common stock	(78,761)	-
Exercise of stock-based payment awards	777	484
Dividends and dividend equivalents rights	(16,583)	(16,367)
Net cash used in financing activities	(99,680)	(20,049)
Effect of foreign currency exchange rates on cash and cash equivalents	(269)	741
Net decrease in cash and cash equivalents	(103,377)	(13,788)
Cash and cash equivalents at beginning of period	221,930	258,901
Cash and cash equivalents at end of period	$118,553	$245,113

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended April 3, 2026 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2026, which was filed with the U.S. Securities and Exchange Commission on February 27, 2026.

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

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Three Months Ended
	April 3, 2026	April 4, 2025
Engineering & Other Scientific	62%	66%
Environmental and Health	15%	16%
Total time and materials revenues	77%	82%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Three Months Ended
	April 3, 2026	April 4, 2025
Engineering & Other Scientific	22%	17%
Environmental and Health	1%	1%
Total fixed price revenues	23%	18%

Deferred revenues represent amounts billed to clients in advance of services provided. During the first quarter of 2026, $7,420,000 of revenues were recognized that were included in the deferred revenue balance at January 2, 2026. During the first quarter of 2025, $5,877,000 of revenues were recognized that were included in the deferred revenue balance at January 3, 2025.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any service fee associated with reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $6,775,000 and $3,504,000 during the first quarter of 2026 and 2025, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three months ended April 3, 2026 and April 4, 2025. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these financial assets and liabilities was determined using the following inputs at April 3, 2026:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$10,675	$10,675	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	50,738	50,738	-	-
Equity trading securities held in deferred compensation plan (2)	93,470	$93,470	-	-
Total	$154,883	$154,883	$-	$-
Liabilities
Deferred compensation plan (3)	146,484	146,484	-	-
Total	$146,484	$146,484	$-	$-

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

The fair value of these certain financial assets and liabilities was determined using the following inputs at January 2, 2026:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$60,170	$60,170	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	45,332	45,332	-	-
Equity trading securities held in deferred compensation plan (2)	94,183	94,183	-	-
Total	$199,685	$199,685	$-	$-
Liabilities
Deferred compensation plan (3)	144,706	144,706	-	-
Total	$144,706	$144,706	$-	$-

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

Money market securities as of April 3, 2026 and January 2, 2026 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of April 3, 2026:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$107,878	$-	$-	$107,878
Cash equivalents:
Money market securities	10,675	-	-	10,675
Total cash equivalents	10,675	-	-	10,675
Total cash and cash equivalents	$118,553	$-	$-	$118,553

Cash and cash equivalents consisted of the following as of January 2, 2026:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$161,760	$-	$-	$161,760
Cash equivalents:
Money market securities	60,170	-	-	60,170
Total cash equivalents	60,170	-	-	60,170
Total cash and cash equivalents	$221,930	$-	$-	$221,930

At April 3, 2026 and January 2, 2026, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at April 3, 2026 and January 2, 2026, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. The estimated fair value of such instruments at April 3, 2026 and January 2, 2026 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheets.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended
(In thousands)	April 3, 2026	April 4, 2025
Shares used in basic per share computation	49,790	51,283
Effect of dilutive common stock options outstanding	47	103
Effect of dilutive restricted stock units outstanding	282	264
Shares used in diluted per share computation	50,119	51,650

Common stock options to purchase 215,833 shares were excluded from the diluted per share calculation for the three months ended April 3, 2026 due to their anti-dilutive effect. Common stock options to purchase 100,833 shares were excluded from the diluted per share calculation for the three months ended April 4, 2025 due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $3,971,000 and $3,151,000 during the three months ended April 3, 2026 and April 4, 2025, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $4,414,000 and $4,240,000 during the three months ended April 3, 2026 and April 4, 2025, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $673,000 and $788,000 during the three months ended April 3, 2026 and April 4, 2025, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of April 3, 2026 and January 2, 2026, the invested amounts under the plans totaled $144,208,000 and $139,515,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous loss, net.

As of April 3, 2026 and January 2, 2026, vested amounts due under the plans totaled $146,484,000 and $144,706,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended April 3, 2026, the Company recognized a reduction to compensation expense of $1,138,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous loss, net. During the three months ended April 4, 2025, the Company recognized a reduction to compensation expense of $9,336,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a loss in miscellaneous loss, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Three Months Ended
(In thousands)	April 3, 2026	April 4, 2025
Cash paid during period:
Income taxes	$1,204	$1,461
Non-cash investing and financing activities:
Vested stock unit awards issued to settle accrued bonuses	$13,381	$12,179
Right-of-use asset obtained in exchange for operating lease obligations	$33	$-
Accrual for capital expenditures	$198	$73
Repurchases of common stock	$-	$5,000

Note 8: Accounts Receivable, Net

At April 3, 2026 and January 2, 2026, accounts receivable, net, was comprised of the following:

	April 3,	January 2,
(In thousands)	2026	2026
Billed accounts receivable	$131,134	$134,700
Unbilled accounts receivable	73,032	54,285
Allowance for contract losses and doubtful accounts	(6,830)	(7,478)
Total accounts receivable, net	$197,336	$181,507

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows:

(In thousands)
Balance at January 2, 2026	$7,478
Provision for contract losses and doubtful accounts	268
Write-offs	(916)
Balance at April 3, 2026	$6,830

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

Segment information for the three months ended April 3, 2026 and April 4, 2025 follows:

Revenues

	Three Months Ended
(In thousands)	April 3, 2026	April 4, 2025
Engineering and Other Scientific	$141,412	$122,135
Environmental and Health	24,891	23,372
Total revenues	$166,303	$145,507

Compensation and related expenses

	Three Months Ended
(In thousands)	April 3, 2026	April 4, 2025
Engineering and Other Scientific	$64,058	$57,248
Environmental and Health	12,897	12,448
Total segment compensation and related expenses	76,955	69,696
Corporate compensation and related expenses	14,454	6,207
Total compensation and related expenses	$91,409	$75,903

Operating Income

	Three Months Ended
(In thousands)	April 3, 2026	April 4, 2025
Engineering and Other Scientific	$50,415	$45,113
Environmental and Health	8,385	8,698
Total segment operating income	58,800	53,811
Corporate operating expense	(17,421)	(9,379)
Total operating income	$41,379	$44,432

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

Capital Expenditures

	Three Months Ended
(In thousands)	April 3, 2026	April 4, 2025
Engineering and Other Scientific	$632	$475
Environmental and Health	39	62
Total segment capital expenditures	671	537
Corporate capital expenditures	1,738	715
Total capital expenditures	$2,409	$1,252

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended
(In thousands)	April 3, 2026	April 4, 2025
Engineering and Other Scientific	$1,849	$1,826
Environmental and Health	45	47
Total segment depreciation and amortization	1,894	1,873
Corporate depreciation and amortization	621	619
Total depreciation and amortization	$2,515	$2,492

No single client comprised more than 10% of the Company’s revenues during the three months ended April 3, 2026 and April 4, 2025.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of April 3, 2026.

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

The Company leases office, laboratory, and storage space in 12 states and the District of Columbia, as well as in China, Hong Kong, Switzerland, and the United Kingdom. Leases for these office, laboratory, and storage facilities have terms generally ranging between one and ten years. Some of these leases include options to extend or terminate the lease, none of which are currently included in the lease term as the Company has determined that exercise of these options is not reasonably certain.

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the State of Arizona under an agreement that expires in January of 2043 and includes an option to renew for one fifteen-year period.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $333,000 and $191,000 was included in other income for the three months ended April 3, 2026 and April 4, 2025, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended
(In thousands)	April 3, 2026	April 4, 2025
Operating lease cost	$3,196	$3,212
Variable lease cost	630	303
Short-term lease cost	266	356

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended
(In thousands)	April 3, 2026	April 4, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$3,109	$2,602

Supplemental balance sheet information related to operating leases was as follows:

	April 3, 2026	April 4, 2025
Weighted Average Remaining Lease Term	13.0 years	13.6 years
Weighted Average Discount Rate	6.3%	6.3%

Maturities of operating lease liabilities as of April 3, 2026:

(In thousands)	Operating Leases
2026 (excluding the three months ended April 3, 2026)	$6,180
2027	8,194
2028	10,914
2029	9,600
2030	9,092
Thereafter	80,286
Total lease payments	$124,266
Less imputed interest	43,228
Total lease liability	$81,038

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

Note 12: Subsequent Events

On April 30, 2026, the Company announced that its Board of Directors approved a cash dividend of $0.31 per share of the Company’s common stock, payable June 18, 2026, to stockholders of record as of June 5, 2026. On April 30, 2026, the Company announced that its Board of Directors authorized $50 million for the repurchase of the Company's common stock which is in addition to the amounts remaining under prior repurchase authorizations. These repurchase authorizations have no expiration date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 2, 2026, which are contained in our fiscal 2025 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 27, 2026 (our “2025 Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to us or our management, identify such forward-looking statements. Such statements reflect the current views of us or our management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include the possibility that the demand for our services may decline as a result of changes in general and industry specific economic conditions, the timing of engagements for our services, the effects of competitive services and pricing, the absence of backlog related to our business, our ability to attract and retain key employees, the effect of tort reform and government regulation on our business and liabilities resulting from claims made against us. Additional risks and uncertainties are discussed in our 2025 Annual Report under the heading “Risk Factors” and elsewhere in this report. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans, or expectations we contemplated will be achieved. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not intend to release publicly any updates or revisions to any such forward-looking statements.

Business Overview

Exponent, Inc. is an engineering and scientific consulting firm providing solutions to complex problems. Our interdisciplinary organization of scientists, engineers, and business consultants draws from more than 90 technical disciplines to solve the most pressing and complicated challenges facing stakeholders today. The firm leverages over 55 years of experience in analyzing accidents and failures to advise clients as they innovate their technologically complex products and processes, ensure the safety and health of their users, and address the challenges of sustainability.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the three months ended April 3, 2026, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the first quarter of 2026 increased 14% to $166,303,000 as compared to $145,507,000 during the same period last year. Revenues before reimbursements for the first quarter of 2026 increased 10% to $151,817,000 as compared to $137,437,000 during the same period last year. Revenue growth was driven by proactive engagements, including user research studies for consumer electronics clients integrating artificial intelligence into their devices, as well as risk management work for utility clients evaluating asset performance under extreme weather conditions. Reactive engagements also contributed to our growth, with increased dispute-related and failure analysis demand across construction projects, energy facilities, and medical devices.

Net income increased 11% to $29,569,000 during the first quarter of 2026 as compared to $26,650,000 during the same period last year. Diluted earnings per share increased to $0.59 per share during the first quarter of 2026 as compared to $0.52 during the same period last year. During the first quarter of 2026, we realized a negative tax impact associated with stock-based awards of $896,000 as compared to a negative tax impact of $469,000 during the same period last year. The change in the tax impact associated with stock-based awards was due to the change in the difference of the value of our common stock between the grant date and the release date for the restricted stock units released during the first quarter of 2026 as compared to the first quarter of 2025.

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

Overview of the Three Months Ended April 3, 2026

During the first quarter of 2026, billable hours increased 6% to 399,000 as compared to 376,000 during the same period last year. Our utilization increased 1% to 76% as compared to 75% during the same period last year. Technical full-time equivalent employees increased 5% to 1,013 during the first quarter of 2026 as compared to 966 during the same period last year.

Three Months Ended April 3, 2026 compared to Three Months Ended April 4, 2025

Revenues

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	April 4, 2025	Percent Change
Engineering and Other Scientific	$141,412	$122,135	15.8%
Percentage of total revenues	85.0%	83.9%
Environmental and Health	24,891	23,372	6.5%
Percentage of total revenues	15.0%	16.1%
Total revenues	$166,303	$145,507	14.3%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours and an increase in billing rates. Growth during the quarter was primarily driven by user research studies in consumer electronics and risk management in the utilities sector, along with reactive engagements in the energy and life sciences sectors. During the first quarter of 2026, billable hours for this segment increased by 9% to 327,000 as compared to 300,000 during the same period last year. Utilization for this segment increased to 77% during the first quarter of 2026 as compared to 76% during the same period last year. Technical full-time equivalent employees in this segment increased 7% to 814 during the first quarter of 2026 as compared to 762 for the same period last year.

The increase in revenues for our Environmental and Health segment was due to an increase in billing rates partially offset by a decrease in billable hours. Growth in this segment was primarily driven by regulatory consulting in the chemical industry. During the first quarter of 2026, billable hours for this segment decreased by 5% to 72,000 as compared to 76,000 during the same period last year. Utilization in this segment decreased to 69% during the first quarter of 2026 as compared to 72% during the same period last year. Technical full-time equivalent employees in this segment decreased 2% to 199 during the first quarter of 2026 as compared to 204 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	April 4, 2025	Percent Change
Compensation and related expenses	$91,409	$75,903	20.4%
Percentage of total revenues	55.0%	52.2%

The increase in compensation and related expenses during the first quarter of 2026 was due to an increase in payroll, an increase in bonuses and the change in the value of assets associated with our deferred compensation plan. During the first quarter of 2026, payroll expense increased by $4,158,00 due to an increase in technical full-time equivalent employees and the impact of annual salary increases. During the first quarter of 2026, bonus expense increased by $2,938,000 due to a corresponding increase in our bonus pool which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. During the first quarter of 2026, deferred compensation expense increased by $8,198,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. During the first quarter of 2026, the value of plan assets decreased by $1,138,000 as compared to a decrease of $9,336,000 during the same period last year.

Other Operating Expenses

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	April 4, 2025	Percent Change
Other operating expenses	$12,825	$12,095	6.0%
Percentage of total revenues	7.7%	8.3%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first quarter of 2026 was primarily due to an increase in occupancy expense of $388,000 and an increase in computer-related expenses of $255,000. The increase in occupancy expense was due to an increase in facility repairs and maintenance. The increase in computer-related expenses was due to continued investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	April 4, 2025	Percent Change
Reimbursable expenses	$14,486	$8,070	79.5%
Percentage of total revenues	8.7%	5.5%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses was due to an increase in reimbursable expenses associated with user research projects.

General and Administrative Expenses

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	April 4, 2025	Percent Change
General and administrative expenses	$6,204	$5,007	23.9%
Percentage of total revenues	3.7%	3.4%

The increase in general and administrative expenses was primarily due to an increase in travel and meals of $548,000 and several other individually insignificant increases. The increase in travel and meals was due to an increase in client and business development activities and an increase in recruiting-related activities associated with the increase in technical full-time equivalent employees. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Operating Income

	Three Months Ended
(In thousands)	April 3, 2026	April 4, 2025	Percent Change
Engineering and Other Scientific	$50,415	$45,113	11.8%
Environmental and Health	8,385	8,698	-3.6%
Total segment operating income	58,800	53,811	9.3%
Corporate operating expense	(17,421)	(9,379)	85.7%
Total operating income	$41,379	$44,432	-6.9%

The increase in operating income for our Engineering and Other Scientific segment during the first quarter of 2026 as compared to the same period last year was due to an increase in net revenues and an increase in utilization. The decrease in operating income for our Environmental and Health segment during the first quarter of 2026 was due to a decrease in utilization.

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

The increase in corporate operating expenses was due to the change in value of assets associated with our deferred compensation plan. During the first quarter of 2026, deferred compensation expense increased by $8,198,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. During the first quarter of 2026, the value of plan assets decreased by $1,138,000 as compared to a decrease of $9,336,000 during the same period last year.

Other Income, Net

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	April 4, 2025	Percent Change
Other income / (loss), net	$960	$(6,672)	-114.4%
Percentage of total revenues	0.6%	-4.6%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to the change in value of assets associated with our deferred compensation plan partially offset by a decrease in interest income. During the first quarter of 2026, other income, net, increased by $8,198,000 with a corresponding increase to deferred compensation expense as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. During the first quarter of 2026, the value of plan assets decreased by $1,138,000 as compared to a decrease of $9,336,000 during the same period last year. During the first quarter of 2026 interest income decreased by $996,000 due to a decrease in interest rates and lower average cash equivalent balances.

Income Taxes

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	April 4, 2025	Percent Change
Income taxes	$12,770	$11,110	14.9%
Percentage of total revenues	7.7%	7.6%
Effective tax rate	30.2%	29.4%

During the first quarter of 2026, we realized a negative tax impact associated with stock-based awards of $896,000 as compared to a negative tax impact of $469,000 during the same period last year. The change in the tax impact associated with stock-based awards was due to the change in the difference of the value of our common stock between the grant date and the release date for the restricted stock units released during the first quarter of 2026 as compared to the first quarter of 2025. Excluding the negative tax impact, our consolidated tax rate was 28.0% in the first quarter of 2026, as compared to 28.2% for the same period in 2025.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

	Three Months Ended
(in thousands)	April 3, 2026	April 4, 2025
Net cash (used in) provided by operating activities	$(975)	$7,274
Net cash used in investing activities	(2,453)	(1,754)
Net cash used in financing activities	(99,680)	(20,049)

We financed our business during the first three months of 2026 through available cash. As of April 3, 2026, our cash and cash equivalents were $118,553,000 as compared to $221,930,000 at January 2, 2026.

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

The increase in net cash used in investing activities during the first three months of 2026, as compared to the same period last year, was due to an increase in capital expenditures. The increase in capital expenditures was due to an increase in investment in our corporate infrastructure.

The increase in net cash used in financing activities during the first three months of 2026, as compared to the same period last year, was primarily due to an increase in repurchases of our common stock.

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

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $128,212,000 were recorded as a long-term liability on our unaudited condensed consolidated balance sheet at April 3, 2026. Vested amounts due under the plans of $18,272,000 were recorded as a current liability on our unaudited condensed consolidated balance sheet at April 3, 2026. Company assets that are designated to fund the benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of April 3, 2026, invested amounts under the plans of $126,511,000 were recorded as a non-current asset on our unaudited condensed consolidated balance sheet. As of April 3, 2026, invested amounts under the plans of $17,697,000 were recorded as other current assets on our unaudited condensed consolidated balance sheet.

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

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three months ended April 3, 2026 and April 4, 2025:

	Three Months Ended
(in thousands)	April 3, 2026	April 4, 2025
Net income	$29,569	$26,650
Add back (subtract):
Income taxes	12,770	11,110
Interest income, net	(1,718)	(2,714)
Depreciation and amortization	2,515	2,492
EBITDA	43,136	37,538
Stock-based compensation	9,058	8,179
EBITDAS	$52,194	$45,717

The following table shows EBITDA (determined as shown in the reconciliation table above) as a percentage of revenues before reimbursements for the three months ended April 3, 2026 and April 4, 2025:

	Three Months Ended
(in thousands, except percentages)	April 3, 2026	April 4, 2025
Revenues before reimbursements	$151,817	$137,437
EBITDA	$43,136	$37,538
EBITDA as a % of revenues before reimbursements	28.4%	27.3%

The increase in EBITDA as a percentage of revenues before reimbursements, during the first quarter of 2026 as compared to the same period last year, was primarily due to an increase in net revenues and an increase in utilization.

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

We have foreign currency risk related to our revenues and expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Chinese Yuan, the Hong Kong Dollar, and the Singapore Dollar. Accordingly, changes in exchange rates may negatively affect the revenues and net income of our foreign subsidiaries as expressed in U.S. dollars.

At April 3, 2026, we had net assets of approximately $16.4 million with a functional currency of the British Pound, net assets of approximately $3.8 million with a functional currency of the Hong Kong Dollar, net assets of approximately $2.5 million with a functional currency of the Chinese Yuan, and net assets of approximately $1.8 million with a functional currency of the Singapore Dollar associated with our operations in the United Kingdom, Hong Kong, China and Singapore, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At April 3, 2026, we had net assets denominated in the non-functional currency of approximately $5.9 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of April 3, 2026, the Company’s disclosure controls and procedures were effective.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended April 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended April 3, 2026:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 3 to January 30	-	$-	-	$96,483
January 31 to February 27	611	69.10	611	54,229
February 28 to April 3	545	66.95	545	17,721
Total	1,156	$68.09	1,156	$17,721

(1)
Repurchases of the Company’s common stock were made pursuant to a repurchase program authorized by the Company’s Board of Directors. On October 30, 2025, the Company's Board of Directors announced approval of $100,000,000 for the repurchase of the Company's common stock. The Company's repurchase authorization has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans. None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended April 3, 2026.

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

EXPONENT, INC.
(Registrant)

Date: May 8, 2026
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Eric Anderson
Eric Anderson, Chief Financial Officer