Form 10-Q
period 2026-07-03
EXPONENT INC
filed 2026-08-07
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2026

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

As of July 31, 2026, the latest practicable date, the registrant had 47,546,084 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

July 3, 2026 and January 2, 2026

(unaudited)

(In thousands, except par value)	July 3, 2026	January 2, 2026
Assets
Current assets:
Cash and cash equivalents	$66,629	$221,930
Accounts receivable, net of allowance for contract losses and doubtful accounts of $7,486 and $7,478 at July 3, 2026 and January 2, 2026, respectively	218,504	181,507
Prepaid expenses and other current assets	26,881	24,143
Total current assets	312,014	427,580

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $127,108 and $122,072 at July 3, 2026 and January 2, 2026, respectively	70,854	71,981
Operating lease right-of-use assets	68,954	73,376
Goodwill	8,607	8,607
Deferred income taxes	64,850	67,075
Deferred compensation plan assets	122,823	123,454
Other assets	4,621	5,446
Total assets	$652,723	$777,519

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$26,942	$30,942
Accrued payroll and employee benefits	102,186	121,302
Deferred revenues	21,953	18,868
Operating lease liabilities	6,757	6,890
Total current liabilities	157,838	178,002

Other liabilities	4,466	4,587
Deferred compensation plan liabilities	127,839	128,645
Operating lease liabilities	73,964	75,944
Total liabilities	364,107	387,178
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at July 3, 2026 and January 2, 2026	66	66
Additional paid-in capital	389,568	369,747
Accumulated other comprehensive loss
Foreign currency translation adjustments	(2,378)	(2,290)
Retained earnings	696,405	668,423
Treasury stock, at cost; 18,176 and 16,087 shares held at July 3, 2026 and January 2, 2026, respectively	(795,045)	(645,605)
Total stockholders’ equity	288,616	390,341
Total liabilities and stockholders’ equity	$652,723	$777,519

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended July 3, 2026 and July 4, 2025

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenues:
Revenues before reimbursements	$148,860	$132,868	$300,677	$270,305
Reimbursements	22,752	9,094	37,238	17,164
Revenues	171,612	141,962	337,915	287,469
Operating expenses:
Compensation and related expenses	100,571	97,474	191,980	173,377
Other operating expenses	12,865	12,072	25,690	24,167
Reimbursable expenses	22,752	9,094	37,238	17,164
General and administrative expenses	7,402	6,145	13,606	11,152
Total operating expenses	143,590	124,785	268,514	225,860
Operating income	28,022	17,177	69,401	61,609
Other income, net:
Interest income, net	716	2,344	2,434	5,058
Miscellaneous income, net	12,028	17,294	11,270	7,908
Total other income, net	12,744	19,638	13,704	12,966
Income before income taxes	40,766	36,815	83,105	74,575
Income taxes	11,371	10,262	24,141	21,372
Net income	$29,395	$26,553	$58,964	$53,203
Net income per share:
Basic	$0.60	$0.52	$1.20	$1.04
Diluted	$0.60	$0.52	$1.19	$1.03
Shares used in per share computations:
Basic	48,753	51,185	49,271	51,234
Diluted	48,987	51,502	49,571	51,587
Cash dividends declared per common share	$0.31	$0.30	$0.62	$0.60

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended July 3, 2026 and July 4, 2025

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net income	$29,395	$26,553	$58,964	$53,203
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	193	352	(88)	1,298
Comprehensive income	$29,588	$26,905	$58,876	$54,501

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended July 3, 2026 and July 4, 2025

(unaudited)

	Three and Six Months Ended July 3, 2026
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	loss	earnings	Shares	Amount	Total
Balance at January 2, 2026	65,707	$66	$369,747	$(2,290)	$668,423	16,087	$(645,605)	$390,341
Employee stock purchase plan	-	-	249	-	-	(5)	58	307
Amortization of unrecognized stock-based compensation	-	-	5,087	-	-	-	-	5,087
Purchase of treasury shares	-	-	-	-	-	1,157	(79,445)	(79,445)
Foreign currency translation adjustments	-	-	-	(281)	-	-	-	(281)
Grant of restricted stock units to settle accrued bonus	-	-	13,381	-	-	-	-	13,381
Settlement of restricted stock units	-	-	(2,391)	-	-	(129)	(2,722)	(5,113)
Exercise of stock options	-	-	256			(18)	214	470
Dividends and dividend equivalent rights	-	-	-	-	(15,979)	-	-	(15,979)
Net income	-	-	-	-	29,569	-	-	29,569
Balance at April 3, 2026	65,707	$66	$386,329	$(2,571)	$682,013	17,092	$(727,500)	$338,337
Employee stock purchase plan	-	-	278	-	-	(6)	72	350
Amortization of unrecognized stock-based compensation	-	-	2,736	-	-	-	-	2,736
Purchase of treasury shares	-	-	-	-	-	1,125	(68,023)	(68,023)
Foreign currency translation adjustments	-	-	-	193	-	-	-	193
Settlement of restricted stock units	-	-	(133)	-	-	(11)	111	(22)
Exercise of stock options	-	-	358	-	-	(24)	295	653
Dividends and dividend equivalent rights	-	-	-	-	(15,003)	-	-	(15,003)
Net income	-	-	-	-	29,395	-	-	29,395
Balance at July 3, 2026	65,707	$66	$389,568	$(2,378)	$696,405	18,176	$(795,045)	$288,616

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended July 3, 2026 and July 4, 2025

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

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 3, 2026 and July 4, 2025

(unaudited)

	Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025
Cash flows from operating activities:
Net income	$58,964	$53,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	5,193	5,012
Provision for contract losses and doubtful accounts	2,076	586
Stock-based compensation	15,738	13,426
Deferred income tax provision	2,225	(3,094)
Changes in operating assets and liabilities:
Accounts receivable	(39,073)	(10,191)
Prepaid expenses and other current assets	9,428	7,135
Change in operating leases	2,309	1,756
Accounts payable and accrued liabilities	(4,930)	4,153
Accrued payroll and employee benefits	(25,101)	(23,774)
Deferred revenues	3,085	(4,716)
Net cash provided by operating activities	29,914	43,496
Cash flows from investing activities:
Capital expenditures	(4,228)	(4,028)
Net cash used in investing activities	(4,228)	(4,028)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(5,135)	(4,166)
Repurchase of common stock	(146,138)	(32,680)
Exercise of stock-based payment awards	1,780	911
Dividends and dividend equivalents rights	(31,340)	(31,582)
Net cash used in financing activities	(180,833)	(67,517)
Effect of foreign currency exchange rates on cash and cash equivalents	(154)	949
Net change in cash and cash equivalents	(155,301)	(27,100)
Cash and cash equivalents at beginning of period	221,930	258,901
Cash and cash equivalents at end of period	$66,629	$231,801

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and six months ended July 3, 2026 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2026, which was filed with the U.S. Securities and Exchange Commission on February 27, 2026.

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

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Engineering & Other Scientific	68%	65%	65%	66%
Environmental and Health	12%	15%	13%	14%
Total time and materials revenues	80%	80%	78%	80%

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

The following table discloses the percent of the Company’s revenue generated from fixed price contracts:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Engineering & Other Scientific	19%	19%	21%	19%
Environmental and Health	1%	1%	1%	1%
Total fixed price revenues	20%	20%	22%	20%

Deferred revenues represent amounts billed to clients in advance of services provided. During the second quarter of 2026, $4,528,000 of revenues were recognized that were included in the deferred revenue balance at April 3, 2026. During the first six months of 2026, $9,538,000 of revenues were recognized that were included in the deferred revenue balance at January 2, 2026.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any service fee associated with reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $4,683,000 and $3,178,000 during the second quarter of 2026 and 2025, respectively, and $11,458,000 and $6,682,000 during the first six months of 2026 and 2025, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and six months ended July 3, 2026 and July 4, 2025. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these financial assets and liabilities was determined using the following inputs at July 3, 2026:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$10,769	$10,769	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	44,548	44,548	-	-
Equity trading securities held in deferred compensation plan (2)	97,550	97,550	-	-
Total	$152,867	$152,867	$-	$-
Liabilities
Deferred compensation plan (3)	146,447	146,447	-	-
Total	$146,447	$146,447	$-	$-

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

The fair value of these financial assets and liabilities was determined using the following inputs at January 2, 2026:

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

Money market securities as of July 3, 2026 and January 2, 2026 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of July 3, 2026:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$55,860	$-	$-	$55,860
Cash equivalents:
Money market securities	10,769	-	-	10,769
Total cash equivalents	10,769	-	-	10,769
Total cash and cash equivalents	$66,629	$-	$-	$66,629

Cash and cash equivalents consisted of the following as of January 2, 2026:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$161,760	$-	$-	$161,760
Cash equivalents:
Money market securities	60,170	-	-	60,170
Total cash equivalents	60,170	-	-	60,170
Total cash and cash equivalents	$221,930	$-	$-	$221,930

At July 3, 2026 and January 2, 2026, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company’s unaudited condensed consolidated balance sheet at July 3, 2026 and January 2, 2026, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. Due to their short-term nature, the estimated fair value of such instruments at July 3, 2026 and January 2, 2026 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Shares used in basic per share computation	48,753	51,185	49,271	51,234
Effect of dilutive common stock options outstanding	8	82	28	93
Effect of dilutive restricted stock units outstanding	226	235	272	260
Shares used in diluted per share computation	48,987	51,502	49,571	51,587

Common stock options to purchase 296,933 shares and 175,833 shares were excluded from the diluted per share calculation for the three months ended July 3, 2026 and July 4, 2025, respectively, due to their anti-dilutive effect. Common stock options to purchase 296,933 shares and 135,833 shares were excluded from the diluted per share calculation for the six months ended July 3, 2026 and July 4, 2025, respectively, due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $3,944,000 and $2,995,000 during the three months ended July 3, 2026 and July 4, 2025, respectively. For the six months ended July 3, 2026 and July 4, 2025, the Company recorded stock-based compensation expense associated with accrued bonus awards of $7,915,000 and $6,147,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,468,000 and $2,076,000 during the three months ended July 3, 2026 and July 4, 2025, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $6,882,000 and $6,316,000 during the six months ended July 3, 2026 and July 4, 2025, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $268,000 and $175,000 during the three months ended July 3, 2026 and July 4, 2025, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $941,000 and $963,000 during the six months ended July 3, 2026 and July 4, 2025, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of July 3, 2026 and January 2, 2026, the invested amounts under the plans totaled $142,098,000 and $139,515,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of July 3, 2026 and January 2, 2026, vested amounts due under the plans totaled $146,447,000 and $144,706,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheet. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended July 3, 2026, the Company recognized additional compensation expense of $11,783,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a gain in miscellaneous income, net. During the three months ended July 4, 2025, the Company recognized additional compensation expense of $16,963,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a gain in miscellaneous income, net. During the six months ended July 3, 2026, the Company recognized additional compensation expense of $10,645,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a gain in miscellaneous income, net. During the six months ended July 4, 2025, the Company recognized additional compensation expense of $7,627,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a gain in miscellaneous income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025
Cash paid during period:
Income taxes	$23,062	$20,330
Non-cash investing and financing activities:
Vested stock unit awards issued to settle accrued bonuses	$13,381	$12,179
Accrual for capital expenditures	$80	$189
Right-of-use asset obtained in exchange for operating lease obligations	$510	$685

Note 8: Accounts Receivable, Net

At July 3, 2026 and January 2, 2026, accounts receivable, net, was comprised of the following:

	July 3,	January 2,
(In thousands)	2026	2026
Billed accounts receivable	$158,882	$134,700
Unbilled accounts receivable	67,108	54,285
Allowance for contract losses and doubtful accounts	(7,486)	(7,478)
Total accounts receivable, net	$218,504	$181,507

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows:

(In thousands)
Balance at January 2, 2026	$7,478
Provision for contract losses and doubtful accounts	2,076
Write-offs	(2,068)
Balance at July 3, 2026	$7,486

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

Segment information for the three and six months ended July 3, 2026 and July 4, 2025 follows:

Revenues

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Engineering and Other Scientific	$148,829	$120,980	$290,241	$243,115
Environmental and Health	22,783	20,982	47,674	44,354
Total revenues	$171,612	$141,962	$337,915	$287,469

Compensation and related expenses

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Engineering and Other Scientific	$63,862	$56,914	$127,920	$114,162
Environmental and Health	12,945	11,740	25,842	24,188
Total segment compensation and related expenses	76,807	68,654	153,762	138,350
Corporate compensation and related expenses	23,764	28,820	38,218	35,027
Total compensation and related expenses	$100,571	$97,474	$191,980	$173,377

Operating Income

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Engineering and Other Scientific	$49,540	$42,942	$99,955	$88,055
Environmental and Health	7,625	7,020	16,010	15,718
Total segment operating income	57,165	49,962	115,965	103,773
Corporate operating expense	(29,143)	(32,785)	(46,564)	(42,164)
Total operating income	$28,022	$17,177	$69,401	$61,609

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

Capital Expenditures

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Engineering and Other Scientific	$475	$306	$1,107	$781
Environmental and Health	62	39	102	101
Total segment capital expenditures	537	345	1,209	882
Corporate capital expenditures	1,120	2,045	2,857	2,760
Total capital expenditures	$1,657	$2,390	$4,066	$3,642

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Engineering and Other Scientific	$1,979	$1,836	$3,828	$3,662
Environmental and Health	48	49	93	96
Total segment depreciation and amortization	2,027	1,885	3,921	3,758
Corporate depreciation and amortization	651	635	1,272	1,254
Total depreciation and amortization	$2,678	$2,520	$5,193	$5,012

One client comprised 11% of the Company’s revenues during the three months ended July 3, 2026. No other client comprised more than 10% of the Company’s revenues during the three months ended July 3, 2026. No single client comprised more than 10% of the Company’s revenues during the six months ended July 3, 2026. No single client comprised more than 10% of the Company’s revenues during the three and six months ended July 4, 2025.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of July 3, 2026.

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

The Company leases office, laboratory, and storage space in 13 states and the District of Columbia, as well as in China, Germany, Hong Kong, Switzerland, and the United Kingdom. Leases for these office, laboratory, and storage facilities have terms generally ranging between one and ten years. Some of these leases include options to extend or terminate the lease, none of which are currently included in the lease term as the Company has determined that exercise of these options is not reasonably certain.

The Company has a Test and Engineering Center on 147 acres of land in Phoenix, Arizona. The Company leases this land from the State of Arizona under an agreement that expires in January of 2043 and includes an option to renew for one fifteen-year period.

The Company’s equipment leases are included in the ROU asset and liability balances, but are not material.

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $397,000 and $285,000 was included in other income for the three months ended July 3, 2026 and July 4, 2025, respectively. Rental income of $729,000 and $476,000 was included in other income for the six months ended July 4, 2025 and July 4, 2025, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Operating lease cost	$3,256	$2,896	$6,451	$6,108
Variable lease cost	407	414	1,036	717
Short-term lease cost	281	381	547	737

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$2,122	$1,678	$5,231	$4,280

Supplemental balance sheet information related to operating leases was as follows:

	July 3, 2026	July 4, 2025
Weighted Average Remaining Lease Term	12.9 years	13.5 years
Weighted Average Discount Rate	6.3%	6.3%

Maturities of operating lease liabilities as of July 3, 2026:

Operating
(In thousands)	Leases
2026 (excluding the six months ended July 3, 2026)	$4,177
2027	8,381
2028	11,107
2029	9,668
2030	9,097
Thereafter	80,132
Total lease payments	122,562
Less imputed interest	41,841
Total lease liability	$80,721

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

Note 12: Subsequent Events

On July 30, 2026, the Company’s Board of Directors announced a cash dividend of $0.31 per share of the Company’s common stock, payable September 18, 2026, to stockholders of record as of September 4, 2026. On July 30, 2026, the Company announced that its Board of Directors authorized $50 million for the repurchase of the Company’s common stock which is in addition to the amounts remaining under prior repurchase authorizations. These repurchase authorizations have no expiration date.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the six months ended July 3, 2026, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the second quarter of 2026 increased 21% to $171,612,000 as compared to $141,962,000 during the same period last year. Revenues before reimbursements for the second quarter of 2026 increased 12% to $148,860,000 as compared to $132,868,000 during the same period last year. Our proactive work experienced strong growth in the quarter, led by demand for user research studies as clients accelerate the development of AI-enabled products across an increasingly diverse range of hardware form factors and applications, with engagements continuing to expand in scope, scale and complexity. This work includes a large study that represented approximately 4% of our net revenues during the quarter. Proactive activity was also supported by increased risk management and infrastructure-related engagements in the utility sector. Reactive work grew, with strong demand for our dispute-related expertise from the consumer products, chemicals, and transportation industries.

Net income increased 11% to $29,395,000 during the second quarter of 2026 as compared to $26,553,000 during the same period last year. Diluted earnings per share increased to $0.60 per share during the second quarter of 2026 as compared to $0.52 in the same period last year.

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

Overview of the Three Months Ended July 3, 2026

During the second quarter of 2026, billable hours increased 9% to 390,000 as compared to 359,000 during the same period last year. Our utilization increased to 74% during the second quarter of 2026 as compared to 72% during the same period last year. Average technical full-time equivalent employees increased 6% to 1,012 during the second quarter of 2026 as compared to 958 during the same period last year.

Three Months Ended July 3, 2026 compared to Three Months Ended July 4, 2025

Revenues

	Three Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Engineering and Other Scientific	$148,829	$120,980	23.0%
Percentage of total revenues	86.7%	85.2%
Environmental and Health	22,783	20,982	8.6%
Percentage of total revenues	13.3%	14.8%
Total revenues	$171,612	$141,962	20.9%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours, increase in billing rates and an increase in revenues from reimbursements associated with user research projects. Growth during the quarter was driven by user research studies in consumer electronics and risk management in the utilities industry, along with reactive engagements across the consumer products, chemicals, and transportation industries. During the second quarter of 2026, billable hours for this segment increased by 10% to 320,000 as compared to 291,000 during the same period last year. Utilization for this segment increased to 76% during the second quarter of 2026 as compared to 74% during the same period last year. Average technical full-time equivalent employees in this segment increased 7% to 810 during the second quarter of 2026 as compared to 756 for the same period last year.

The increase in revenues for our Environmental and Health segment was due to an increase in billable hours and an increase in billing rates. Growth in this segment was driven by engagements evaluating the impacts of chemicals on human health and the environment. During the second quarter of 2026, billable hours for this segment increased by 3% to 70,000 as compared to 68,000 during the same period last year. Utilization for this segment increased to 66% during the second quarter of 2026 as compared to 65% during the same period last year. Average technical full-time equivalent employees in this segment were flat at 202 during the second quarter of 2026 and 2025.

Compensation and Related Expenses

	Three Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Compensation and related expenses	$100,571	$97,474	3.2%
Percentage of total revenues	58.6%	68.7%

The increase in compensation and related expense during the second quarter of 2026 was due to an increase in payroll expense and an increase in bonus expense partially offset by a change in the value of assets associated with our deferred compensation plan. During the second quarter of 2026 payroll expense increased by $4,849,000 due to the impact of our annual salary increase and an increase in technical full-time equivalent employees. During the second quarter of 2026, bonus expense increased by $2,990,000 due to a corresponding increase in our bonus pool which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. During the second quarter of 2026, deferred compensation expense decreased by $5,180,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plans. During the second quarter of 2026, the value of plan assets increased by $11,783,000 as compared to an increase of $16,963,000 during the same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Other operating expenses	$12,865	$12,072	6.6%
Percentage of total revenues	7.5%	8.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the second quarter of 2026 was primarily due to an increase in computer-related expenses of $354,000 and an increase in occupancy expense of $270,000. The increase in computer-related expenses and occupancy expenses were due to continued investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Reimbursable expenses	$22,752	$9,094	150.2%
Percentage of total revenues	13.3%	6.4%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses was due to an increase in reimbursable expenses associated with user research projects.

General and Administrative Expenses

	Three Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
General and administrative expenses	$7,402	$6,145	20.5%
Percentage of total revenues	4.3%	4.3%

The increase in general and administrative expenses was primarily due to an increase in personnel expenses of $498,000, an increase in travel and meals of $246,000, and several other individually insignificant increases. The increase in personnel expenses was primarily due to an increase in relocation expenses. The increase in travel and meals was due to an increase in client and business development activities. We expect general and administrative expenses to increase as we selectively add new talent and expand our business development and staff development initiatives.

Operating Income

	Three Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Engineering and Other Scientific	$49,540	$42,942	15.4%
Environmental and Health	7,625	7,020	8.6%
Total segment operating income	57,165	49,962	14.4%
Corporate operating expense	(29,143)	(32,785)	(11.1)%
Total operating income	$28,022	$17,177	63.1%

The increase in operating income for our Engineering and Other Scientific segment and our Environmental and Health segment during the second quarter of 2026 was due to an increase in utilization.

Certain operating expenses are excluded from our measure of segment operating income. These expenses include the costs associated with our human resources, legal, finance, information technology, corporate, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with our deferred compensation plans; stock-based compensation associated with restricted stock unit and stock option awards; and the change in our allowance for contract losses and doubtful accounts.

The decrease in corporate operating expenses during the second quarter of 2026 as compared to the same period last year was primarily due to a decrease in deferred compensation expense. During the second quarter of 2026, deferred compensation expense decreased by $5,180,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plans. During the second quarter of 2026, the value of plan assets increased by $11,783,000 as compared to an increase of $16,963,000 during the same period last year.

Other Income, Net

	Three Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Other income / (loss), net	$12,744	$19,638	(35.1%)
Percentage of total revenues	7.4%	13.8%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and a decrease in interest income. During the second quarter of 2026, deferred compensation expense decreased by $5,180,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. During the second quarter of 2026, the value of plan assets increased by $11,783,000 as compared to an increase of $16,963,000 during the same period last year. During the second quarter of 2026, interest income decreased by $1,628,000 due to lower average cash equivalent balances.

Income Taxes

	Three Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Income taxes	$11,371	$10,262	10.8%
Percentage of total revenues	6.6%	7.2%
Effective tax rate	27.9%	27.9%

The tax impact associated with share-based awards was immaterial in both the second quarters of 2026 and 2025.

Six Months Ended July 3, 2026 compared to Six Months Ended July 4, 2025

Revenues

	Six Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Engineering and Other Scientific	$290,241	$243,115	19.4%
Percentage of total revenues	85.9%	84.6%
Environmental and Health	47,674	44,354	7.5%
Percentage of total revenues	14.1%	15.4%
Total revenues	$337,915	$287,469	17.5%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours, an increase in billing rates and an increase in revenues from reimbursements associated with user research projects. Growth during the first six months of 2026 was primarily driven by user research studies in consumer electronics and risk management in the utilities industry, along with reactive engagements across the consumer products, construction, and transportation industries. During the first six months of 2026, billable hours for this segment increased by 10% to 648,000 as compared to 591,000 during the same period last year. Utilization for this segment increased to 77% during the first six months of 2026 as compared to 75% during the same period last year. Average technical full-time equivalent employees in this segment increased 7% to 812 during the first six months of 2026 as compared to 759 for the same period last year.

The increase in revenues for our Environmental and Health segment was due to an increase in billing rates partially offset by a decrease in billable hours. During the first six months of 2026, billable hours for this segment decreased by 2% to 141,000 as compared to 144,000 during the same period last year. Utilization in this segment was flat at 68% during the first six months of 2026 and 2025. Average technical full-time equivalent employees in this segment decreased by 1% to 200 during the first six months of 2026 as compared to 203 during the same period last year.

Compensation and Related Expenses

	Six Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Compensation and related expenses	$191,980	$173,377	10.7%
Percentage of total revenues	56.8%	60.3%

The increase in compensation and related expenses during the first six months of 2026 was due to an increase in payroll, an increase in bonuses and the change in the value of assets associated with our deferred compensation plans. During the first six months of 2026, payroll expense increased by $9,008,000 due to an increase in technical full-time equivalent employees and the impact of annual salary increases. During the first six months of 2026, bonus expense increased by $5,928,000 due to a corresponding increase in our bonus pool which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. During the first six months of 2026, deferred compensation expense increased by $3,018,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This increase consisted of an increase in the value of plan assets of $10,645,000 during the first six months of 2026 as compared to an increase in the value of plan assets of $7,627,000 during the same period last year.

Other Operating Expenses

	Six Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Other operating expenses	$25,690	$24,167	6.3%
Percentage of total revenues	7.6%	8.4%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first six months of 2026 was primarily due to an increase in occupancy expense of $658,000 and an increase in computer-related expenses of $608,000. The increase in occupancy expense and computer-related expenses was due to continued investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Six Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Reimbursable expenses	$37,238	$17,164	117.0%
Percentage of total revenues	11.0%	6.0%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses was due to an increase in reimbursable expenses associated with user research projects.

General and Administrative Expenses

	Six Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
General and administrative expenses	$13,606	$11,152	22.0%
Percentage of total revenues	4.0%	3.9%

The increase in general and administrative expenses was primarily due to an increase in personnel expenses of $676,000 and an increase in travel and meals of $654,000. The increase in personnel expenses was due to an increase in relocation expenses. The increase in travel and meals was due to an increase in client and business development activities. We expect general and administrative expenses to increase as we expand our business development and staff development initiatives.

Operating Income

	Six Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Engineering and Other Scientific	$99,955	$88,055	13.5%
Environmental and Health	16,010	15,718	1.9%
Total segment operating income	115,965	103,773	11.7%
Corporate operating expense	(46,564)	(42,164)	10.4%
Total operating income	$69,401	$61,609	12.6%

The increase in operating income for our Engineering and Other Scientific segment during the first six months of 2026 as compared to the same period last year was due to an increase in utilization. The increase in operating income for our Environmental and Health segment during the first six months of 2026 was due to an increase in billing rates.

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

The increase in corporate operating expenses during the first six months of 2026 as compared to the same period last year was primarily due to an increase in deferred compensation expense. During the first six months of 2026, deferred compensation expense increased by $3,018,000, with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plans. During the first six months of 2026, the value of plan assets increased by $10,645,000 as compared to an increase of $7,627,000 during the same period last year.

Other Income, Net

	Six Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Other income (loss), net	$13,704	$12,966	5.7%
Percentage of total revenues	4.1%	4.5%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The increase in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan partially offset by a decrease in interest income. During the first six months of 2026, deferred compensation expense increased by $3,018,000 with a corresponding increase to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. During the first six months of 2026, the value of plan assets increased by $10,645,000 as compared to an increase of $7,627,000 during the same period last year. During the first six months of 2026, interest income decreased by $2,624,000 due to a decrease in interest rates and lower average cash equivalent balances.

Income Taxes

	Six Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	Percent Change
Income taxes	$24,141	$21,372	13.0%
Percentage of total revenues	7.1%	7.4%
Effective tax rate	29.0%	28.7%

During the first six months of 2026, we realized a negative tax impact associated with stock-based awards of $843,000 as compared to a negative tax impact of $485,000 during the same period last year. The change in the tax impact associated with stock-based awards was due to the change in the difference of the value of our common stock between the grant date and the release date for the restricted stock units released during the first six months of 2026 as compared to the same period last year. Excluding the negative tax impact, our consolidated tax rate was 28.0% in the first six months of 2026 and 2025.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

	Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025
Net cash provided by operating activities	$29,914	$43,496
Net cash used in investing activities	(4,228)	(4,028)
Net cash used in financing activities	(180,833)	(67,517)

We financed our business during the first six months of 2026 through available cash. As of July 3, 2026, our cash and cash equivalents were $66,629,000 as compared to $221,930,000 at January 2, 2026. The decrease in cash and cash equivalents was primarily due to an increase in repurchases of our common stock. During the first six months of 2026, we repurchased $146,138,000 of our common stock as compared to $32,680,000 during the same period last year.

Generally, our net cash provided by operating activities is used to fund our day-to-day operating activities. First quarter operating cash requirements are generally higher due to payment in the first quarter of annual bonuses accrued during the prior year. The largest source of operating cash flows is collections from our clients. Our primary uses of cash from operating activities are for employee-related expenditures, leased facilities, taxes, and general operating expenses.

The increase in net cash used in investing activities during the first six months of 2026, as compared to the same period last year, was due to an increase in capital expenditures. The increase in capital expenditures was due to an increase in investment in our corporate infrastructure.

The increase in net cash used in financing activities during the first six months of 2026, as compared to the same period last year was primarily due to an increase in repurchases of our common stock. During the first six months of 2026, we repurchased $146,138,000 of our common stock as compared to $32,680,000 during the same period last year.

We lease office, laboratory, and storage space in 13 states and the District of Columbia, as well as in China, Germany, Hong Kong, Switzerland, and the United Kingdom under non-cancellable operating lease arrangements that expire at various dates through 2033. On June 19, 2024, we entered into an agreement with the State of Arizona to extend our land lease for 15 years beginning on January 17, 2028. We are currently obligated to make payments under the lease of $1,009,000 per year, which obligation will continue at that level until January 16, 2028. Beginning on January 17, 2028, our payments under the lease will increase to approximately $6,183,000 per year for the 15-year extension term with adjustments to the annual rent payment in 2033 and 2038 based on the consumer price index.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends, procure facilities and equipment or strategically acquire professional service firms that are complementary to our business.

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $127,839,000 were recorded as a deferred compensation plan liability on our unaudited condensed consolidated balance sheet at July 3, 2026. Vested amounts due under the plans of $18,609,000 were recorded as an accrued payroll and employee benefits on our unaudited condensed consolidated balance sheet at July 3, 2026. Company assets that are designated to fund the benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of July 3, 2026, invested amounts under the plans of $122,823,000 were recorded as a non-current asset on our unaudited condensed consolidated balance sheet. As of July 3, 2026, invested amounts under the plans of $19,274,000 were recorded as other current assets on our unaudited condensed consolidated balance sheet.

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

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-Generally Accepted Accounting Principles ("Non-GAAP") Financial Measures, and other U.S. Securities and Exchange Commission (“SEC”) rules and regulations define and prescribe the conditions for use of Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We closely monitor two financial measures, EBITDA and EBITDAS, which meet the definition of Non-GAAP financial measures. We define EBITDA as net income before net interest income, income taxes, depreciation and amortization. We define EBITDAS as EBITDA before stock-based compensation. The Company regards EBITDA and EBITDAS as useful measures of operating performance to complement operating income, net income and other GAAP financial performance measures. Additionally, management believes that EBITDA and EBITDAS provide meaningful comparisons of past, present and future operating results. These measures are used to evaluate our financial results, develop budgets and determine employee compensation. These measures, however, should be considered in addition to, and not as a substitute for or superior to, operating income, cash flows, or other measures of financial performance prepared in accordance with GAAP. A reconciliation of the Non-GAAP measures to the nearest comparable GAAP measure is set forth below.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and six months ended July 3, 2026 and July 4, 2025:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net income	$29,395	$26,553	$58,964	$53,203
Add back (subtract):
Income taxes	11,371	10,262	24,141	21,372
Interest income, net	(716)	(2,344)	(2,434)	(5,058)
Depreciation and amortization	2,678	2,520	5,193	5,012
EBITDA	42,728	36,991	85,864	74,529
Stock-based compensation	6,680	5,246	15,738	13,426
EBITDAS	$49,408	$42,237	$101,602	$87,955

The following table shows EBITDA (determined as shown in the reconciliation table below) as a percentage of revenues before reimbursements for the three and six months ended July 3, 2026 and July 4, 2025:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenues before reimbursements	$148,860	$132,868	$300,677	$270,305
EBITDA	$42,728	$36,991	$85,864	$74,529
EBITDA as a % of revenues before reimbursements	28.7%	27.8%	28.6%	27.6%

The increase in EBITDA as a percentage of revenues before reimbursements during the three and six months ended July 3, 2026 as compared to the same periods last year was primarily due to an increase in net revenues and an increase in utilization.

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

At July 3, 2026, we had net assets of approximately $12.5 million with a functional currency of the British Pound, net assets of approximately $2.8 million with a functional currency of the Chinese Yuan, net assets of approximately $2.8 million with a functional currency of the Hong Kong Dollar, and net assets of approximately $1.8 million with a functional currency of the Singapore Dollar associated with our operations in the United Kingdom, China, Hong Kong, and Singapore, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At July 3, 2026, we had net assets denominated in the non-functional currency of approximately $2.7 million.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of July 3, 2026, the Company’s disclosure controls and procedures were effective.

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

(b)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended July 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of the Company’s common stock for the three months ended July 3, 2026:

(In thousands, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 4 to May 1	109	$64.96	109	$60,662
May 2 to May 29	313	60.10	313	41,837
May 30 to July 3	703	59.00	703	342
Total	1,125	$59.88	1,125	$342

(1)
Repurchases of the Company’s common stock were made pursuant to a repurchase program authorized by the Company’s Board of Directors. On October 30, 2025, the Company’s Board of Directors announced approval of $100,000,000 for the repurchase of the Company’s common stock. On April 30, 2026, the Company’s Board of Directors announced approval of $50,000,000 for the repurchase of the Company’s common stock. The Company’s repurchase authorization has no expiration date

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans. None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s second quarter ended July 3, 2026.

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

Date: August 7, 2026
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Eric Anderson
Eric Anderson, Chief Financial Officer