Form 10-Q
period 2026-10-02
EXPONENT INC
filed 2026-11-06
CIK 851520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

As of October 30, 2026, the latest practicable date, the registrant had 47,552,453 shares of common stock outstanding.

EXPONENT, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EXPONENT, INC.

Condensed Consolidated Balance Sheets

October 2, 2026 and January 2, 2026

(unaudited)

(In thousands, except par value)	October 2, 2026	January 2, 2026
Assets
Current assets:
Cash and cash equivalents	$114,689	$221,930
Accounts receivable, net of allowance for contract losses and doubtful accounts of $7,784 and $7,478 at October 2, 2026 and January 2, 2026, respectively	211,412	181,507
Prepaid expenses and other current assets	28,405	24,143
Total current assets	354,506	427,580

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $129,688 and $122,072 at October 2, 2026 and January 2, 2026, respectively	69,900	71,981
Operating lease right-of-use assets	68,208	73,376
Goodwill	8,607	8,607
Deferred income taxes	66,603	67,075
Deferred compensation plan assets	122,620	123,454
Other assets	4,440	5,446
Total assets	$694,884	$777,519

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$36,541	$30,942
Accrued payroll and employee benefits	121,993	121,302
Deferred revenues	18,503	18,868
Operating lease liabilities	6,533	6,890
Total current liabilities	183,570	178,002

Other liabilities	4,431	4,587
Deferred compensation plan liabilities	124,391	128,645
Operating lease liabilities	74,606	75,944
Total liabilities	386,998	387,178
Stockholders’ equity:
Common stock, $0.001 par value; 120,000 shares authorized; 65,707 shares issued at October 2, 2026 and January 2, 2026	66	66
Additional paid-in capital	392,784	369,747
Accumulated other comprehensive loss
Foreign currency translation adjustments	(2,496)	(2,290)
Retained earnings	712,318	668,423
Treasury stock, at cost; 18,154 and 16,087 shares held at October 2, 2026 and January 2, 2026, respectively	(794,786)	(645,605)
Total stockholders’ equity	307,886	390,341
Total liabilities and stockholders’ equity	$694,884	$777,519

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended October 2, 2026 and October 3, 2025

(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Revenues:
Revenues before reimbursements	$153,063	$137,073	$453,740	$407,378
Reimbursements	20,670	10,047	57,908	27,211
Revenues	173,733	147,120	511,648	434,589
Operating expenses:
Compensation and related expenses	90,038	87,726	282,018	261,103
Other operating expenses	13,814	12,655	39,504	36,822
Reimbursable expenses	20,670	10,047	57,908	27,211
General and administrative expenses	7,334	7,654	20,940	18,806
Total operating expenses	131,856	118,082	400,370	343,942
Operating income	41,877	29,038	111,278	90,647
Other income, net:
Interest income, net	668	2,312	3,102	7,370
Miscellaneous income, net	448	7,267	11,718	15,175
Total other income, net	1,116	9,579	14,820	22,545
Income before income taxes	42,993	38,617	126,098	113,192
Income taxes	12,050	10,573	36,191	31,945
Net income	$30,943	$28,044	$89,907	$81,247
Net income per share:
Basic	$0.64	$0.55	$1.84	$1.59
Diluted	$0.64	$0.55	$1.83	$1.58
Shares used in per share computations:
Basic	48,131	50,872	48,891	51,113
Diluted	48,422	51,179	49,195	51,454
Cash dividends declared per common share	$0.31	$0.30	$0.93	$0.90

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended October 2, 2026 and October 3, 2025

(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net income	$30,943	$28,044	$89,907	$81,247
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(118)	91	(206)	1,389
Comprehensive income	$30,825	$28,135	$89,701	$82,636

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended October 2, 2026 and October 3, 2025

(unaudited)

	Three and Nine Months Ended October 2, 2026
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 2, 2026	65,707	$66	$369,747	$(2,290)	$668,423	16,087	$(645,605)	$390,341
Employee stock purchase plan	-	-	527	-	-	(11)	130	657
Amortization of unrecognized stock- based compensation	-	-	7,823	-	-	-	-	7,823
Purchase of treasury shares	-	-	-	-	-	2,282	(147,468)	(147,468)
Foreign currency translation adjustments	-	-	-	(88)	-	-	-	(88)
Grant of restricted stock units to settle accrued bonus	-	-	13,381	-	-	-	-	13,381
Settlement of restricted stock units	-	-	(2,524)	-	-	(140)	(2,611)	(5,135)
Exercise of stock options	-	-	614	-	-	(42)	509	1,123
Dividends and dividend equivalent rights	-	-	-	-	(30,982)	-	-	(30,982)
Net income	-	-	-	-	58,964	-	-	58,964
Balance at July 3, 2026	65,707	$66	$389,568	$(2,378)	$696,405	18,176	$(795,045)	$288,616
Employee stock purchase plan	-	-	208	-	-	(4)	48	256
Amortization of unrecognized stock- based compensation	-	-	2,603	-	-	-	-	2,603
Foreign currency translation adjustments	-	-	-	(118)	-	-	-	(118)
Exercise of stock options	-	-	405	-	-	(18)	211	616
Dividends and dividend equivalent rights	-	-	-	-	(15,030)	-	-	(15,030)
Net income	-	-	-	-	30,943	-	-	30,943
Balance at October 2, 2026	65,707	$66	$392,784	$(2,496)	$712,318	18,154	$(794,786)	$307,886

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended October 2, 2026 and October 3, 2025

(unaudited)

	Three and Nine Months Ended October 3, 2025
	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Treasury Stock
(In thousands)	Shares	Amount	capital	income (loss)	earnings	Shares	Amount	Total
Balance at January 3, 2025	65,707	$66	$345,689	$(3,791)	$624,151	14,893	$(545,047)	$421,068
Employee stock purchase plan	-	-	687	-	-	(11)	124	811
Amortization of unrecognized stock- based compensation	-	-	7,279	-	-	-	-	7,279
Purchase of treasury shares	-	-	-	-	-	431	(32,680)	(32,680)
Foreign currency translation adjustments	-	-	-	1,298	-	-	-	1,298
Grant of restricted stock units to settle accrued bonus	-	-	12,179	-	-	-	-	12,179
Settlement of restricted stock units	-	-	(1,583)	-	-	(103)	(2,583)	(4,166)
Exercise of stock options	-	-	53	-	-	(5)	47	100
Dividends and dividend equivalent rights	-	-	-	-	(31,316)	-	-	(31,316)
Net income	-	-	-	-	53,203	-	-	53,203
Balance at July 4, 2025	65,707	$66	$364,304	$(2,493)	$646,038	15,205	$(580,139)	$427,776
Employee stock purchase plan	-	-	239	-	-	(5)	54	293
Amortization of unrecognized stock- based compensation	-	-	2,298	-	-	-	-	2,298
Purchase of treasury shares	-	-	-	-	-	568	(40,649)	(40,649)
Foreign currency translation adjustments	-	-	-	91	-	-	-	91
Exercise of stock options	-	-	169	-	-	(11)	133	302
Dividends and dividend equivalent rights	-	-	-	-	(15,294)	-	-	(15,294)
Net income	-	-	-	-	28,044	-	-	28,044
Balance at October 3, 2025	65,707	$66	$367,010	$(2,402)	$658,788	15,757	$(620,601)	$402,861

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EXPONENT, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 2, 2026 and October 3, 2025

(unaudited)

	Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025
Cash flows from operating activities:
Net income	$89,907	$81,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	7,844	7,544
Provision for contract losses and doubtful accounts	3,465	2,097
Stock-based compensation	22,432	18,767
Deferred income tax provision	472	(5,961)
Changes in operating assets and liabilities:
Accounts receivable	(33,370)	(22,686)
Prepaid expenses and other current assets	8,456	3,114
Change in operating leases	3,473	3,057
Accounts payable and accrued liabilities	3,807	3,964
Accrued payroll and employee benefits	(12,992)	(11,528)
Deferred revenues	(365)	(3,467)
Net cash provided by operating activities	93,129	76,148
Cash flows from investing activities:
Capital expenditures	(5,388)	(6,703)
Net cash used in investing activities	(5,388)	(6,703)
Cash flows from financing activities:
Payroll taxes for restricted stock units	(5,135)	(4,166)
Repurchase of common stock	(146,138)	(72,712)
Exercise of stock-based payment awards	2,652	1,506
Dividends and dividend equivalents rights	(46,080)	(46,652)
Net cash used in financing activities	(194,701)	(122,024)
Effect of foreign currency exchange rates on cash and cash equivalents	(281)	1,058
Net change in cash and cash equivalents	(107,241)	(51,521)
Cash and cash equivalents at beginning of period	221,930	258,901
Cash and cash equivalents at end of period	$114,689	$207,380

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three and nine months ended October 2, 2026 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2026, which was filed with the U.S. Securities and Exchange Commission on February 27, 2026.

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

Recent Accounting Pronouncement Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (subtopic 220-40), which requires disclosure of disaggregation of certain relevant expenses included in the statements of operations on an annual and interim basis. ASU 2024-03 will be effective for the Company's annual periods beginning January 2, 2027 and interim periods beginning January 1, 2028. The amendments may be applied prospectively, with retrospective application permitted. The Company is evaluating the effect that this standard may have on its consolidated financial statements and related disclosures.

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

The following table discloses the percent of the Company’s revenue generated from time and materials contracts:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Engineering & Other Scientific	68%	63%	66%	64%
Environmental and Health	12%	14%	13%	15%
Total time and materials revenues	80%	77%	79%	79%

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

The following table discloses the percent of the Company’s revenue generated from fixed-price contracts:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Engineering & Other Scientific	19%	22%	20%	20%
Environmental and Health	1%	1%	1%	1%
Total fixed-price revenues	20%	23%	21%	21%

Deferred revenues represent amounts billed to clients in advance of services provided. During the third quarter of 2026, $7,484,000 of revenues were recognized that were included in the deferred revenue balance at July 3, 2026. During the first nine months of 2026, $10,622,000 of revenues were recognized that were included in the deferred revenue balance at January 2, 2026.

Reimbursements, including those related to travel and other out-of-pocket expenses, and other similar third- party costs such as the cost of materials and certain subcontracts, are included in revenues, and an equivalent amount of reimbursable expenses are included in operating expenses. Any mark-up on reimbursable expenses is included in revenues before reimbursements. The Company reports revenues net of subcontractor fees for certain subcontracts where the Company has determined that it is acting as an agent because its performance obligation is to arrange for the provision of goods or services by another party. The total amount of subcontractor fees not included in revenues because the Company was acting as an agent were $5,422,000 and $2,578,000 during the third quarter of 2026 and 2025, respectively, and $16,880,000 and $9,259,000 during the first nine months of 2026 and 2025, respectively.

Note 3: Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including money market securities, trading fixed income and equity securities held in its deferred compensation plan and the liability associated with its deferred compensation plan. There were no transfers between fair value measurement levels during the three and nine months ended October 2, 2026 and October 3, 2025. Any transfers between fair value measurement levels would be recorded on the actual date of the event or change in circumstances that caused the transfer. The fair value of these certain financial assets and liabilities was determined using the following inputs at October 2, 2026:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market securities (1)	$10,834	$10,834	$-	$-
Fixed income trading securities held in deferred compensation plan (2)	43,840	43,840	-	-
Equity trading securities held in deferred compensation plan (2)	97,346	97,346	-	-
Total	$152,020	$152,020	$-	$-
Liabilities
Deferred compensation plan (3)	142,610	142,610	-	-
Total	$142,610	$142,610	$-	$-

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

Money market securities as of October 2, 2026 and January 2, 2026 represent obligations of the United States Treasury. Fixed income and equity trading securities represent mutual funds held in the Company’s deferred compensation plan. See Note 6 for additional information about the Company’s deferred compensation plan.

Cash and cash equivalents consisted of the following as of October 2, 2026:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$103,855	$-	$-	$103,855
Cash equivalents:
Money market securities	10,834	-	-	10,834
Total cash equivalents	10,834	-	-	10,834
Total cash and cash equivalents	$114,689	$-	$-	$114,689

Cash and cash equivalents consisted of the following as of January 2, 2026:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$161,760	$-	$-	$161,760
Cash equivalents:
Money market securities	60,170	-	-	60,170
Total cash equivalents	60,170	-	-	60,170
Total cash and cash equivalents	$221,930	$-	$-	$221,930

At October 2, 2026 and January 2, 2026, the Company did not have any assets or liabilities valued using significant unobservable inputs.

The following financial instruments are not measured at fair value on the Company's unaudited condensed consolidated balance sheet at October 2, 2026 and January 2, 2026, but require disclosure of their fair values: accounts receivable, other assets and accounts payable. Due to their short-term nature, the estimated fair value of such instruments at October 2, 2026 and January 2, 2026 approximates their carrying value as reported on the Company’s unaudited condensed consolidated balance sheet.

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

The following schedule reconciles the shares used to calculate basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Shares used in basic per share computation	48,131	50,872	48,891	51,113
Effect of dilutive common stock options outstanding	4	71	20	84
Effect of dilutive restricted stock units outstanding	287	236	284	257
Shares used in diluted per share computation	48,422	51,179	49,195	51,454

Common stock options to purchase 296,933 and 215,833 shares were excluded from the diluted per share calculation for the three months ended October 2, 2026 and October 3, 2025, respectively, due to their anti-dilutive effect. Common stock options to purchase 296,933 and 175,833 shares were excluded from the diluted per share calculation for the nine months ended October 2, 2026 and October 3, 2025, respectively, due to their anti-dilutive effect.

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

The value of these restricted stock unit awards is determined based on the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as a reduction to accrued bonuses. The portion of bonus expense that the Company expects to settle with fully vested restricted stock unit awards is recorded as stock-based compensation during the period the bonus is earned. The Company recorded stock-based compensation expense associated with accrued bonus awards of $4,091,000 and $3,042,000 during the three months ended October 2, 2026 and October 3, 2025, respectively. For the nine months ended October 2, 2026 and October 3, 2025, the Company recorded stock-based compensation expense associated with accrued bonus awards of $12,006,000 and $9,189,000, respectively. The value of the unvested restricted stock unit awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $2,335,000 and $2,123,000 during the three months ended October 2, 2026 and October 3, 2025, respectively. The Company recorded stock-based compensation expense associated with the unvested restricted stock unit awards of $9,217,000 and $8,438,000 during the nine months ended October 2, 2026 and October 3, 2025, respectively.

Stock Options

Stock options are granted for terms of ten years and generally vest 25% per year over a four-year period from the grant date. Unvested stock option awards will continue to vest in the case of retirement at 59½ years or older, provided that the holder of each award does all consulting work through the Company and does not become an employee for a past or present client, beneficial party or competitor of the Company. The value of the unvested stock option awards granted is recognized on a straight-line basis over the shorter of the four-year vesting period or the period between the grant date and the date the award recipient turns 59½. If the award recipient is 59½ years or older on the date of grant, the value of the entire award is expensed upon grant. The Company recorded stock-based compensation expense associated with stock option grants of $268,000 and $176,000 during the three months ended October 2, 2026 and October 3, 2025, respectively. The Company recorded stock-based compensation expense associated with stock option grants of $1,209,000 and $1,139,000 during the nine months ended October 2, 2026 and October 3, 2025, respectively.

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

Note 6: Deferred Compensation Plans

The Company maintains nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Under these plans, participants may elect to defer up to 100% of their compensation. Company assets that are earmarked to pay benefits under the plans are held in a rabbi trust and are subject to the claims of the Company’s creditors. As of October 2, 2026 and January 2, 2026, the invested amounts under the plans totaled $141,186,000 and $139,515,000, respectively, and are recorded in prepaid expenses and other current assets and deferred compensation plan assets on the Company’s unaudited condensed consolidated balance sheet. These assets are classified as trading securities and are recorded at fair value with changes recorded as adjustments to miscellaneous income, net.

As of October 2, 2026 and January 2, 2026, vested amounts due under the plans totaled $142,610,000 and $144,706,000, respectively, and are recorded within accrued payroll and employee benefits and deferred compensation plan liabilities on the Company’s unaudited condensed consolidated balance sheets. Changes in the liability are recorded as adjustments to compensation expense. During the three months ended October 2, 2026, the Company recognized additional compensation expense of $159,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a gain in miscellaneous income, net. During the three months ended October 3, 2025, the Company recognized additional compensation expense of $7,005,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a gain in miscellaneous income, net. During the nine months ended October 2, 2026, the Company recognized additional compensation expense of $10,804,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a gain in miscellaneous income, net. During the nine months ended October 3, 2025, the Company recognized additional compensation expense of $14,632,000 as a result of changes in the market value of the trust assets with the same amount being recorded as a gain in miscellaneous income, net.

Note 7: Supplemental Cash Flow Information

The following is supplemental disclosure of cash flow information:

	Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025
Cash paid during period:
Income taxes	$34,493	$32,367
Non-cash investing and financing activities:
Vested stock unit awards issued to settle accrued bonuses	$13,381	$12,179
Right-of-use asset obtained in exchange for operating lease obligations	$1,690	$3,540
Accrual for capital expenditures as of period end	$617	$653
Excise tax accrued on repurchases of common stock	$1,330	$617

Note 8: Accounts Receivable, Net

At October 2, 2026 and January 2, 2026, accounts receivable, net, were comprised of the following:

	October 2,	January 2,
(In thousands)	2026	2026
Billed accounts receivable	$144,728	$134,700
Unbilled accounts receivable	74,468	54,285
Allowance for contract losses and doubtful accounts	(7,784)	(7,478)
Total accounts receivable, net	$211,412	$181,507

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

A reconciliation of the beginning and ending amount of the allowance for contract losses and doubtful accounts is as follows:

(In thousands)
Balance at January 2, 2026	$7,478
Provision for contract losses and doubtful accounts	3,465
Write-offs	(3,159)
Balance at October 2, 2026	$7,784

Note 9: Segment Reporting

The Company has two reportable operating segments based on two primary areas of service. The Engineering and Other Scientific segment is a broad service group providing technical consulting in different practices primarily in engineering. The Environmental and Health segment provides services in the areas of environmental, epidemiology and health risk analysis. This segment provides a wide range of consulting services relating to environmental hazards and risks and the impact on both human health and the environment. The Company's Chief Executive Officer, the chief operating decision maker, reviews revenues and operating income for each of the Company's reportable segments, but does not review total assets in evaluating segment performance and capital allocation.

Segment information for the three and nine months ended October 2, 2026 and October 3, 2025 follows:

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Engineering and Other Scientific	$150,098	$124,016	$440,339	$367,130
Environmental and Health	23,635	23,104	71,309	67,459
Total revenues	$173,733	$147,120	$511,648	$434,589

Compensation and related expenses

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Engineering and Other Scientific	$64,224	$58,040	$192,144	$172,202
Environmental and Health	12,881	12,017	38,723	36,205
Total segment compensation and related expenses	77,105	70,057	230,867	208,407
Corporate compensation and related expenses	12,933	17,669	51,151	52,696
Total compensation and related expenses	$90,038	$87,726	$282,018	$261,103

Operating Income

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Engineering and Other Scientific	$52,444	$45,829	$152,399	$133,883
Environmental and Health	8,244	8,429	24,254	24,147
Total segment operating income	60,688	54,258	176,653	158,030
Corporate operating expense	(18,811)	(25,220)	(65,375)	(67,383)
Total operating income	$41,877	$29,038	$111,278	$90,647

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

Capital Expenditures

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Engineering and Other Scientific	$562	$691	$1,669	$1,472
Environmental and Health	79	17	181	118
Total segment capital expenditures	641	708	1,850	1,590
Corporate capital expenditures	1,056	2,431	3,913	5,191
Total capital expenditures	$1,697	$3,139	$5,763	$6,781

Certain capital expenditures associated with the Company’s corporate cost centers and the related depreciation are excluded from the Company’s segment information.

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Engineering and Other Scientific	$1,952	$1,844	$5,780	$5,506
Environmental and Health	50	52	143	148
Total segment depreciation and amortization	2,002	1,896	5,923	5,654
Corporate depreciation and amortization	649	636	1,921	1,890
Total depreciation and amortization	$2,651	$2,532	$7,844	$7,544

One client comprised 11% of the Company’s revenues during the three months ended October 2, 2026. One client comprised 10% of the Company's revenues during the nine months ended October 2, 2026. No other client comprised more than 10% of the Company’s revenues during the three and nine months ended October 2, 2026. No single client comprised more than 10% of the Company’s revenues during the three and nine months ended October 3, 2025.

Note 10: Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company does not have any finance leases as of October 2, 2026.

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

The Company leases excess space in its Silicon Valley and Natick facilities. Rental income of $380,000 and $226,000 was included in other income, net, for the three months ended October 2, 2026 and October 3, 2025, respectively. Rental income of $1,109,000 and $702,000 was included in other income, net, for the nine months ended October 2, 2026 and October 3, 2025, respectively.

The components of lease expense included in other operating expenses on the condensed consolidated statements of income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Operating lease cost	$3,303	$3,091	$9,754	$9,199
Variable lease cost	382	377	1,418	1,093
Short-term lease cost	266	434	813	1,171

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$2,143	$1,868	$7,374	$6,149

Supplemental balance sheet information related to operating leases was as follows:

	October 2, 2026	October 3, 2025
Weighted Average Remaining Lease Term	12.8 years	13.1 years
Weighted Average Discount Rate	6.4%	6.3%

Maturities of operating lease liabilities as of October 2, 2026:

Operating
(In thousands)	Leases
2026 (excluding the nine months ended October 2, 2026)	$2,095
2027	8,631
2028	11,416
2029	9,955
2030	9,394
Thereafter	80,464
Total lease payments	121,955
Less imputed interest	(40,816)
Total lease liability	$81,139

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

Note 12: Subsequent Events

On October 29, 2026, the Company’s Board of Directors announced a cash dividend of $0.31 per share of the Company’s common stock, payable December 18, 2026, to stockholders of record as of December 4, 2026.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our critical accounting estimates during the nine months ended October 2, 2026, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report.

RESULTS OF CONSOLIDATED OPERATIONS

Executive Summary

Revenues for the third quarter of 2026 increased 18% to $173,733,000 as compared to $147,120,000 during the same period last year. Revenues before reimbursements for the third quarter of 2026 increased 12% to $153,063,000 as compared to $137,073,000 during the same period last year. Our proactive work experienced strong growth in the quarter, led by demand for user research studies as clients accelerate the development of AI-enabled products across an increasingly diverse range of hardware form factors and applications. Reactive work also grew, with increased dispute-related and failure analysis demand in the chemical, consumer products, and transportation industries.

Net income increased 10% to $30,943,000 during the third quarter of 2026 as compared to $28,044,000 during the same period last year. Diluted earnings per share increased during the third quarter of 2026 to $0.64 per share as compared to $0.55 in the same period last year. The increase in net income was primarily due to the 12% increase in revenues before reimbursements.

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

Overview of the Three Months Ended October 2, 2026

During the third quarter of 2026, billable hours increased 8% to 405,000 as compared to 376,000 during the same period last year. Our utilization increased to 77% during the third quarter of 2026 as compared to 74% during the same period last year. Average technical full-time equivalent employees increased by 4% to 1,016 during the third quarter of 2026 as compared to 976 during the same period last year due to our recruiting and retention efforts.

Three Months Ended October 2, 2026 compared to Three Months Ended October 3, 2025

Revenues

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Engineering and Other Scientific	$150,098	$124,016	21.0%
Percentage of total revenues	86.4%	84.3%
Environmental and Health	23,635	23,104	2.3%
Percentage of total revenues	13.6%	15.7%
Total revenues	$173,733	$147,120	18.1%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours, an increase in billing rates and an increase in revenues from reimbursements associated with user research projects. Growth during the quarter was driven by user research studies in consumer electronics along with reactive engagements across the chemical, consumer products, and transportation industries. During the third quarter of 2026, billable hours for this segment increased by 10% to 334,000 as compared to 305,000 during the same period last year. Utilization for this segment increased to 79% during the third quarter of 2026 as compared to 76% during the same period last year. Average technical full-time equivalent employees in this segment increased 5% to 812 during the third quarter of 2026 as compared to 775 for the same period last year.

The increase in revenues for our Environmental and Health segment was due to an increase in billing rates. Billable hours for this segment were 71,000 during the third quarter of both 2026 and 2025. Utilization for this segment decreased to 67% during the third quarter of 2026 as compared to 68% during the same period last year. Average technical full-time equivalent employees in this segment increased 1% to 204 as compared to 201 during the same period last year.

Compensation and Related Expenses

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Compensation and related expenses	$90,038	$87,726	2.6%
Percentage of total revenues	51.8%	59.6%

The increase in compensation and related expenses during the third quarter of 2026 was due to an increase in payroll expense, fringe benefits and an increase in bonus expense partially offset by a change in the value of assets associated with our deferred compensation plan. During the third quarter of 2026, payroll expense increased by $4,498,000 and fringe benefits increased by $1,111,000 due to the impact of our annual salary increase and an increase in average technical full-time equivalent employees. During the third quarter of 2026, bonus expense increased by $3,368,000 due to a corresponding increase in our bonus pool which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. During the third quarter of 2026, deferred compensation expense decreased by $6,846,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plans. This decrease consisted of an increase in the value of plan assets of $159,000 during the third quarter of 2026 as compared to an increase in the value of plan assets of $7,005,000 during the same period last year. We expect our compensation expense, excluding the change in value of deferred compensation plan assets, to increase as we selectively add new talent and adjust compensation to market conditions.

Other Operating Expenses

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Other operating expenses	$13,814	$12,655	9.2%
Percentage of total revenues	8.0%	8.6%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the third quarter of 2026 was primarily due to an increase in computer-related expenses of $527,000 and an increase in facilities-related expenses of $405,000. The increases in computer-related expenses and facilities-related expenses were due to continued investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Reimbursable expenses	$20,670	$10,047	105.7%
Percentage of total revenues	11.9%	6.8%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses was due to an increase in reimbursable expenses associated with user research projects.

General and Administrative Expenses

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
General and administrative expenses	$7,334	$7,654	(4.2)%
Percentage of total revenues	4.2%	5.2%

The decrease in general and administrative expenses was primarily due to a decrease in travel and meals of $581,000 partially offset by several individually insignificant increases. The decrease in travel and meals was primarily due to a company-wide principals' meeting held during the third quarter of 2026 which was smaller than the company-wide managers' meeting we held during the third quarter of 2025. We expect general and administrative expenses to increase as we add new talent and expand our business development and staff development initiatives.

Operating Income

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Engineering and Other Scientific	$52,444	$45,829	14.4%
Environmental and Health	8,244	8,429	(2.2)%
Total segment operating income	60,688	54,258	11.9%
Corporate operating expense	(18,811)	(25,220)	(25.4)%
Total operating income	$41,877	$29,038	44.2%

The increase in operating income for our Engineering and Other Scientific segment during the third quarter of 2026 as compared to the same period last year was due to an increase in utilization. The decrease in operating income for our Environmental and Health segment was due to a decrease in utilization during the third quarter of 2026 as compared to the same period last year.

Certain operating expenses are excluded from our measure of segment operating income. These expenses include the costs associated with our human resources, legal, finance, information technology, corporate, and business development groups; the deferred compensation expense/benefit due to the change in value of assets associated with our deferred compensation plans; stock-based compensation associated with restricted stock unit and stock option awards; and the change in our allowance for contract losses and doubtful accounts

The decrease in corporate operating expense during the third quarter of 2026 as compared to the same period last year was primarily due to a decrease in deferred compensation expense. During the third quarter of 2026, deferred compensation expense decreased by $6,846,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plans. This decrease consisted of an increase in the value of plan assets of $159,000 during the third quarter of 2026 as compared to an increase in the value of plan assets of $7,005,000 during the same period last year.

Other Income, Net

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Other income / (loss), net	$1,116	$9,579	(88.3)%
Percentage of total revenues	0.6%	6.5%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a change in the value of assets associated with our deferred compensation plan and a decrease in interest income. During the third quarter of 2026, deferred compensation expense decreased by $6,846,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of plan assets of $159,000 during the third quarter of 2026 as compared to an increase in the value of plan assets of $7,005,000 during the same period last year. During the third quarter of 2026, interest income decreased by $1,644,000 due to lower average cash equivalent balances.

Income Taxes

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Income taxes	$12,050	$10,573	14.0%
Percentage of total revenues	6.9%	7.2%
Effective tax rate	28.0%	27.4%

The increase in income tax expense was due to an increase in pre-tax income. The tax impact associated with stock-based awards was immaterial in both the third quarters of 2026 and 2025.

Nine Months Ended October 2, 2026 compared to Nine Months Ended October 3, 2025

Revenues

	Nine Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Engineering and Other Scientific	$440,339	$367,130	19.9%
Percentage of total revenues	86.1%	84.5%
Environmental and Health	71,309	67,459	5.7%
Percentage of total revenues	13.9%	15.5%
Total revenues	$511,648	$434,589	17.7%

The increase in revenues for our Engineering and Other Scientific segment was due to an increase in billable hours, an increase in billing rates and an increase in revenues from reimbursements associated with user research projects. Growth during the first nine months of 2026 was driven by user research activity, spanning health applications, dynamic and unstructured real-world environments, and sensory perception. Dispute-related services involving chemical facilities, consumer products and advanced transportation technologies also drove growth in the first nine months of 2026, as clients rely on us in critical, high-stakes situations. During the first nine months of 2026, billable hours for this segment increased by 10% to 983,000 as compared to 896,000 during the same period last year. Utilization for this segment increased to 78% during the first nine months of 2026 as compared to 75% during the same period last year. Average technical full-time equivalent employees in this segment increased 6% to 813 during the first nine months of 2026 as compared to 764 for the same period last year.

The increase in revenues for our Environmental and Health segment was due to an increase in billing rates partially offset by a decrease in billable hours. During the first nine months of 2026, billable hours for this segment decreased by 2% to 211,000 as compared to 215,000 during the same period last year. Utilization in this segment decreased to 67% during the first nine months of 2026 as compared to 68% during the same period last year. Average technical full-time equivalent employees in this segment decreased by 1% to 201 during the first nine months of 2026 as compared to 202 during the same period last year.

Compensation and Related Expenses

	Nine Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Compensation and related expenses	$282,018	$261,103	8.0%
Percentage of total revenues	55.1%	60.1%

The increase in compensation and related expenses during the first nine months of 2026 was due to increases in payroll expense, fringe benefits, and bonus expense partially offset by the change in the value of assets associated with our deferred compensation plans. During the first nine months of 2026, payroll expense increased by $13,506,000 and fringe benefits increased by $1,376,000 due to the impact of our annual salary adjustments and an increase in average technical full-time equivalent employees. During the first nine months of 2026, bonus expense increased by $9,297,000 due to a corresponding increase in our bonus pool which is 33% of income before income taxes, interest income, bonus expense, and stock-based compensation. During the first nine months of 2026, deferred compensation expense decreased by $3,828,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plan. This decrease consisted of an increase in the value of plan assets of $10,804,000 during the first nine months of 2026 as compared to an increase in the value of plan assets of $14,632,000 during the same period last year.

Other Operating Expenses

	Nine Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Other operating expenses	$39,504	$36,822	7.3%
Percentage of total revenues	7.7%	8.5%

Other operating expenses include facilities-related costs, technical materials, computer-related expenses and depreciation and amortization of property, equipment and leasehold improvements. The increase in other operating expenses during the first nine months of 2026 was primarily due to an increase in computer-related expenses of $1,135,000, an increase in facilities-related expenses of $1,062,000 and an increase in depreciation expense of $301,000. These increases were due to continued investments in our corporate infrastructure. We expect other operating expenses to grow as we selectively add new talent and make investments in our corporate infrastructure.

Reimbursable Expenses

	Nine Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Reimbursable expenses	$57,908	$27,211	112.8%
Percentage of total revenues	11.3%	6.3%

The amount of reimbursable expenses will vary from quarter to quarter depending on the nature of our projects. The increase in reimbursable expenses was due to an increase in reimbursable expenses associated with user research projects.

General and Administrative Expenses

	Nine Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
General and administrative expenses	$20,940	$18,806	11.3%
Percentage of total revenues	4.1%	4.3%

The increase in general and administrative expenses was primarily due to an increase in personnel expenses of $872,000, an increase in marketing and promotion expense of $321,000 and an increase in other professional services of $314,000. The increase in personnel expenses was due to an increase in relocation expenses. The increase in marketing and promotion expenses was due to higher spending on business development initiatives. We expect general and administrative expenses to increase as we expand our business development and staff development initiatives.

Operating Income

	Nine Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Engineering and Other Scientific	$152,399	$133,883	13.8%
Environmental and Health	24,254	24,147	0.4%
Total segment operating income	176,653	158,030	11.8%
Corporate operating expense	(65,375)	(67,383)	(3.0)%
Total operating income	$111,278	$90,647	22.8%

The increase in operating income for our Engineering and Other Scientific segment during the first nine months of 2026 as compared to the same period last year was due to an increase in utilization.

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

The decrease in corporate operating expense during the first nine months of 2026 as compared to the same period last year was primarily due to a decrease in deferred compensation expense partially offset by an increase in the costs associated with our human resources, legal, finance, information technology and business development groups. During the first nine months of 2026, deferred compensation expense decreased by $3,828,000, with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plans. This decrease consisted of an increase in the value of plan assets of $10,804,000 during the first nine months of 2026 as compared to an increase in the value of plan assets of $14,632,000 during the same period last year.

Other Income, Net

	Nine Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Other income, net	$14,820	$22,545	(34.3)%
Percentage of total revenues	2.9%	5.2%

Other income, net, consists primarily of changes in the value of assets associated with our deferred compensation plan, interest income earned on available cash, cash equivalents and short-term investments, and rental income from leasing space in our Silicon Valley and Natick facilities. The decrease in other income, net, was primarily due to a decrease in interest income of $4,268,000 and a change in the value of assets associated with our deferred compensation plans. The decrease in interest income was due to lower average cash equivalent balances. During the first nine months of 2026, deferred compensation expense decreased by $3,828,000 with a corresponding decrease to other income, net, as compared to the same period last year, due to the change in value of assets associated with our deferred compensation plans. This decrease consisted of an increase in the value of plan assets of $10,804,000 during the first nine months of 2026 as compared to an increase in the value of plan assets of $14,632,000 during the same period last year.

Income Taxes

	Nine Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	Percent Change
Income taxes	$36,191	$31,945	13.3%
Percentage of total revenues	7.1%	7.4%
Effective tax rate	28.7%	28.2%

During the first nine months of 2026, we realized a negative tax impact associated with stock-based awards of $754,000 as compared to a negative tax impact of $354,000 during the same period last year. The change in the tax impact associated with stock-based awards was due to the change in the difference of the value of our common stock between the grant date and the release date for the restricted stock units released during the first nine months of 2026 as compared to the same period last year. Excluding the negative tax impact, the effective tax rate would have been 28.1% during the first nine months of 2026 as compared to 27.9% during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments, stock repurchases, dividends and other liquidity requirements over at least the next 12 months.

	Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025
Net cash provided by operating activities	$93,129	$76,148
Net cash used in investing activities	(5,388)	(6,703)
Net cash used in financing activities	(194,701)	(122,024)

We financed our business during the first nine months of 2026 through available cash. As of October 2, 2026, our cash and cash equivalents were $114,689,000 as compared to $221,930,000 at January 2, 2026. The decrease in cash and cash equivalents was primarily due to an increase in repurchases of our common stock. During the first nine months of 2026, we repurchased $146,138,000 of our common stock as compared to $72,712,000 during the same period last year.

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

The decrease in net cash used in investing activities during the first nine months of 2026, as compared to the same period last year, was due to a decrease in capital expenditures.

The increase in net cash used in financing activities during the first nine months of 2026, as compared to the same period last year was due to an increase in repurchases of our common stock. During the first nine months of 2026, we repurchased $146,138,000 of our common stock as compared to $72,712,000 during the same period last year.

We lease office, laboratory, and storage space in 13 states and the District of Columbia, as well as in China, Hong Kong, Switzerland, and the United Kingdom under non-cancellable operating lease arrangements that expire at various dates through 2043. On June 19, 2024, we entered into an agreement with the State of Arizona to extend our land lease for 15 years beginning on January 17, 2028. We are currently obligated to make payments under the lease of $1,009,000 per year, which obligation will continue at that level until January 16, 2028. Beginning on January 17, 2028, our payments under the lease will increase to approximately $6,183,000 per year for the 15-year extension term with adjustments to the annual rent payment in 2033 and 2038 based on the consumer price index.

We expect to continue our investing activities, including capital expenditures. Furthermore, cash reserves may be used to repurchase common stock under our stock repurchase programs, pay dividends, procure facilities and equipment or strategically acquire professional service firms that are complementary to our business.

We maintain nonqualified deferred compensation plans for the benefit of a select group of highly compensated employees. Vested amounts due under the plans of $124,391,000 were recorded as a deferred compensation plan liability on our unaudited condensed consolidated balance sheet at October 2, 2026. Vested amounts due under the plans of $18,219,000 were recorded as an accrued payroll and employee benefits on our unaudited condensed consolidated balance sheet at October 2, 2026. Company assets that are designated to fund the benefits under the plans are held in a rabbi trust and are subject to the claims of our creditors. As of October 2, 2026, invested amounts under the plans of $122,620,000 were recorded as a non-current asset on our unaudited condensed consolidated balance sheet. As of October 2, 2026, invested amounts under the plans of $18,566,000 were recorded as other current assets on our unaudited condensed consolidated balance sheet.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Measures, and other U.S. Securities and Exchange Commission (“SEC”) rules and regulations define and prescribe the conditions for use of Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We closely monitor two financial measures, EBITDA and EBITDAS, which meet the definition of Non-GAAP financial measures. We define EBITDA as net income before net interest income, income taxes, depreciation and amortization. We define EBITDAS as EBITDA before stock-based compensation. The Company regards EBITDA and EBITDAS as useful measures of operating performance to complement operating income, net income and other GAAP financial performance measures. Additionally, management believes that EBITDA and EBITDAS provide meaningful comparisons of past, present and future operating results. These measures are used to evaluate our financial results, develop budgets and determine employee compensation. These measures, however, should be considered in addition to, and not as a substitute for or superior to, operating income, cash flows, or other measures of financial performance prepared in accordance with GAAP. A reconciliation of the Non-GAAP measures to the nearest comparable GAAP measure is set forth below.

The following table is a reconciliation of EBITDA and EBITDAS to the most comparable GAAP measure, net income, for the three and nine months ended October 2, 2026 and October 3, 2025:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net income	$30,943	$28,044	$89,907	$81,247
Add back (subtract):
Income taxes	12,050	10,573	36,191	31,945
Interest income, net	(668)	(2,312)	(3,102)	(7,370)
Depreciation and amortization	2,651	2,532	7,844	7,544
EBITDA	44,976	38,837	130,840	113,366
Stock-based compensation	6,694	5,341	22,432	18,767
EBITDAS	$51,670	$44,178	$153,272	$132,133

The following table shows EBITDA (determined as shown in the reconciliation table above) as a percentage of revenue before reimbursement, for the three and nine months ended October 2, 2026 and October 3, 2025:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Revenues before reimbursements	$153,063	$137,073	$453,740	$407,378
EBITDA	$44,976	$38,837	$130,840	$113,366
EBITDA as a % of revenues before reimbursements	29.4%	28.3%	28.8%	27.8%

The increase in EBITDA as a percentage of revenues before reimbursements during the three and nine months ended October 2, 2026 as compared to the same periods last year was primarily due to an increase in revenues before reimbursements and an increase in utilization.

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

At October 2, 2026, we had net assets of approximately $15.3 million with a functional currency of the British Pound, net assets of approximately $7.5 million with a functional currency of the Hong Kong Dollar, net assets of approximately $3.2 million with a functional currency of the Chinese Yuan and net assets of approximately $1.4 million with a functional currency of the Singapore Dollar associated with our operations in the United Kingdom, Hong Kong, China and Singapore, respectively.

We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. At October 2, 2026, we had net assets denominated in the non-functional currency of approximately $5.0 million.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of October 2, 2026, the Company’s disclosure controls and procedures were effective.

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

(b)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended October 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not engaged in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously discussed under the heading “Risk Factors” in the Company’s 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's third quarter ended October 2, 2026.

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

Date: November 6, 2026
/s/ Catherine Ford Corrigan
Catherine Ford Corrigan, Ph.D., Chief Executive Officer

/s/ Eric Anderson
Eric Anderson, Chief Financial Officer